Form 10-Q
period 2013-03-31
USA Compression Partners, LP
filed 2013-05-10
CIK 1522727

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2013

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO                .

Commission File No. 001-35779

USA Compression Partners, LP

(Exact name of registrant as specified in its charter)

Delaware	75-2771546
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

100 Congress Avenue, Suite 450
Austin, Texas	78701
(Address of principal executive offices)	(Zip Code)

(512) 473-2662

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 7, 2013, there were 15,049,542 common units and 14,048,588 subordinated units outstanding.

i

PART I.  FINANCIAL INFORMATION

ITEM 1.                        Financial Statements

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

March 31, 2013 and December 31, 2012

	(unaudited) March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$6,500	$6,500
Accounts receivable:
Trade	10,276,444	8,618,164
Other	129,079	136,907
Inventory	5,245,865	4,215,267
Prepaid expenses	1,895,511	1,799,652
Total current assets	17,553,399	14,776,490
Property and equipment, net	627,296,627	610,129,710
Identifiable intangible asset-customer relationships	66,600,000	67,200,000
Identifiable intangible asset-trade names	14,196,000	14,352,000
Goodwill	157,075,195	157,075,195
Other assets	4,843,370	9,111,350
Total assets	$887,564,591	$872,644,745
Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$8,044,516	$10,650,727
Accrued liabilities	6,458,390	5,590,028
Deferred revenue	10,690,978	10,611,395
Total current liabilities	25,193,884	26,852,150
Long-term debt	335,597,962	502,266,210
Partners’ capital:
Limited partner units:
Common units, 15,048,588 units outstanding at March 31, 2013	256,258,205	—
Subordinated units, 14,048,588 units outstanding at March 31, 2013	259,543,862	—
General partner units, 2% interest with 593,820 equivalent units issued and outstanding at March 31, 2013	10,970,678	—
Limited partners’ capital	—	341,130,323
General partner’s capital	—	2,396,062
Total partners’ capital	526,772,745	343,526,385
Total liabilities and partners’ capital	$887,564,591	$872,644,745

See accompanying notes to condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2013 and 2012
(unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Contract operations	$31,895,626	$26,551,620
Parts and service	708,215	572,605
Total revenues	32,603,841	27,124,225

Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	10,420,024	9,021,421
Selling, general, and administrative	4,894,798	3,693,758
Depreciation and amortization	11,677,875	9,428,434
Loss (Gain) on sale of assets	(25,231)	160,827
Total costs and expenses	26,967,466	22,304,440
Operating income	5,636,375	4,819,785
Other income (expense):
Interest expense	(3,063,663)	(3,533,597)
Other	3,579	4,512
Total other expense	(3,060,084)	(3,529,085)
Net income before income tax expense	2,576,291	1,290,700
Income tax expense	55,490	48,000
Net income	$2,520,801	$1,242,700

Less:
Earnings allocated to general partner prior to initial public offering on January 18, 2013	$5,351	$12,427
Earnings available for limited partners prior to initial public offering on January 18, 2013	$529,743	$1,230,273
Net income subsequent to initial public offering on January 18, 2013	$1,985,707	$—

Net Income subsequent to initial public offering allocated to:
General partner’s interest in net income	$39,715	$—
Common units interest in net income	$1,006,753	$—
Subordinated units interest in net income	$939,239	$—

Weighted average common units outstanding:
Basic	15,048,588	—
Diluted	15,048,588	—

Weighted average subordinated units outstanding:
Basic	14,048,588	—
Diluted	14,048,588	—

Net income per common unit:
Basic	$0.07	$—
Diluted	$0.07	$—

Net income per subordinated unit:
Basic	$0.07	$—
Diluted	$0.07	$—

See accompanying notes to condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Partners’ Capital

Three Months Ended March 31, 2013
(unaudited)

			Partners’ Capital						Total
	General	Limited	Common Units		Subordinated Units		General Partner Units		partners’
	partners	partners	Units	Amount	Units	Amount	Units	Amount	capital
Partners’ capital, December 31, 2012	$2,396,062	$341,130,323	—	$—	—	$—	—	$—	$343,526,385
Net income January 1, 2013 - January 18, 2013	5,351	529,743	—	—	—	—	—	—	535,094
Conversion of Partners’ capital for common and subordinated units, Incentive Distribution Rights, and General Partner interest	(2,401,413)	(341,660,066)	4,048,588	74,525,893	14,048,588	258,604,623	593,820	10,930,963	—
Issuance of common units in initial public offering	—	—	11,000,000	180,646,751	—	—	—	—	180,646,751
Net income January 19, 2013 -March 31, 2013	—	—	—	1,006,753	—	939,239	—	39,715	1,985,707
Amortization of equity awards	—	—	—	78,808	—	—	—	—	78,808
Partners’ capital, March 31, 2013	$—	$—	15,048,588	$256,258,205	14,048,588	$259,543,862	593,820	$10,970,678	$526,772,745

See accompanying notes to condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2013 and 2012
(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$2,520,801	$1,242,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,677,875	9,428,434
Amortization of debt issue costs and other	453,321	363,405
Share-based compensation expense	78,808	—
Net loss (gain) on sale of assets	(25,231)	160,827
Net gain on change in fair value of interest rate swap	—	(676,677)
Changes in assets and liabilities:
Accounts receivable and advances to employees	(1,650,452)	(439,333)
Inventory	(1,030,598)	(1,576,729)
Prepaids	(95,859)	371,775
Other noncurrent assets	3,842,333	(162,854)
Accounts payable	(7,358,500)	(6,089,957)
Accrued liabilities and deferred revenue	947,945	1,901,641
Net cash provided by operating activities	9,360,443	4,523,232
Cash flows from investing activities:
Capital expenditures	(23,354,763)	(43,395,440)
Proceeds from sale of property and equipment	43,491	47,300
Net cash used in investing activities	(23,311,272)	(43,348,140)
Cash flows from financing activities:
Proceeds from short-term and long-term debt	60,443,573	66,318,081
Payments on short-term and long-term debt	(227,111,821)	(27,419,773)
Net proceeds from issuance of common units	180,646,751	—
Financing Costs	(27,674)	(69,900)
Net cash provided by financing activities	13,950,829	38,828,408
Increase in cash and cash equivalents	—	3,500
Cash and cash equivalents, beginning of period	6,500	3,000
Cash and cash equivalents, end of period	$6,500	$6,500
Supplemental cash flow information:
Cash paid for interest	$3,045,646	$3,753,811
Cash paid for taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)         Organization and Summary of Significant Accounting Policies

(a)         Organization

USA Compression Partners, LP (the “Partnership”) is a publicly traded Delaware limited partnership formed to own and operate the business conducted by its subsidiaries. The common units representing limited partner interests in the Partnership are listed on the New York Stock Exchange (“NYSE”) under the symbol “USAC.” USA Compression GP, LLC, the general partner of the Partnership (“General Partner”), is owned by USA Compression Holdings, LLC (“USA Compression Holdings”).  Unless the context requires otherwise, references to “we,” “us,” “our,” or “the Partnership” are intended to mean the business and operations of USA Compression Partners, LP and its consolidated subsidiaries. On January 18, 2013, the Partnership completed its initial public offering (“IPO”) pursuant to a Registration Statement on Form S-1, as amended (Reg. No. 333-174803), that was declared effective on January 14, 2013. Under the registration statement, the Partnership sold 11,000,000 common units at a price to the public of $18.00 per common unit, which generated net proceeds to the Partnership of $180,646,751 after deducting underwriting discounts and commissions of $12,127,500, structuring fees of $742,500 and offering expenses of $4,483,249, including $139,180 of expenses related to the effective registration statement with the SEC that registers the issuance of up to 4,150,000 of the Partnership’s common units in connection with a distribution reinvestment plan (“DRIP”) . Upon closing the IPO, USA Compression Holdings received consideration of a 2% general partner interest, 14,048,588 subordinated units, 4,048,588 common units of the Partnership, and all of the Incentive Distribution Rights (“IDRs”) for its prior equity interest.

The Partnership, together with its wholly-owned subsidiary USA Compression Partners, LLC (“Operating Subsidiary”) and Operating Subsidiary’s wholly-owned subsidiary USAC Leasing LLC (“Leasing Subsidiary”), primarily provides natural gas compression services under term contracts with customers in the oil and gas industry, using natural gas compressor packages that it designs, engineers, operates and maintains. The consolidated financial statements as of March 31, 2013 and 2012 include the accounts of the Partnership, the Operating Subsidiary and the Leasing Subsidiary and all intercompany balances and transactions have been eliminated in consolidation.

Our ownership is as follows:

	March 31, 2013
	USA Compression Holdings	Public	Total
General partner interest	2.0%	—	2.0%
Limited partner interest:
Common unitholders	13.7%	37.0%	50.7%
Subordinated unitholders	47.3%	—	47.3%
Total	63.0%	37.0%	100.0%

Partnership net income (loss) is allocated to the partners in proportion to their respective interest in the Partnership.

(b)         Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared on the same basis as the audited consolidated financial statements included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2012. In the opinion of the Partnership’s management, such financial information reflects all adjustments necessary for a fair presentation of the financial position as of March 31, 2013 and December 31, 2012, and the results of operations, changes in partners’ capital and changes in cash flows for the three months ended March 31, 2013 and 2012, in accordance with accounting principles generally accepted in the United States (“GAAP”). All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Therefore, these consolidated financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements for the year ended December 31, 2012 contained in our Annual Report on Form 10-K filed on March 28, 2013. As the closing of the Partnership’s IPO occurred on January 18, 2013, the first quarter’s earnings and earnings per unit have been pro-rated to reflect earnings on a pre-IPO and post-IPO basis.

(c)          Use of Estimates

The unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which includes the use of estimates and assumptions by management that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities that exist at the date of the unaudited condensed consolidated financial statements. Although these estimates are based on management’s available knowledge of current and expected future events, actual results could be different from those estimates.

(d)         Intangible Assets

As of March 31, 2013, intangible assets, net consisted of the following:

	Customer Relationships	Trade Names	Total
Balance at December 31, 2012	$67,200,000	$14,352,000	$81,552,000
Amortization	(600,000)	(156,000)	(756,000)
Balance at March 31, 2013	$66,600,000	$14,196,000	$80,796,000

Intangible assets are amortized on a straight line basis over their estimated useful lives, which is the period over which the assets are expected to contribute directly or indirectly to the Partnership’s future cash flows. As of March 31, 2013, the amortization periods of customer relationships and trade names vary between 25 and 30 years. The expected amortization of the intangible assets for each of the five succeeding years is as follows:

Year ending December 31,	Total
2013 (remaining)	$2,268,000
2014	3,024,000
2015	3,024,000
2016	3,024,000
2017	3,024,000

The Partnership assesses long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is assessed by comparing the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amounts exceed the fair value of the assets. The Partnership did not record any impairment of intangible assets in the first quarter of 2013 or 2012.

(e)          Fair Value of Financial Instruments

Accounting standards on fair value measurement establish a framework for measuring fair value and stipulate disclosures about fair value measurements. The standards apply to recurring and nonrecurring financial and non-financial assets and liabilities that require or permit fair value measurements. Among the required disclosures is the fair value hierarchy of inputs the Partnership uses to value an asset or a liability. The three levels of the fair value hierarchy are described as follows:

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access at the measurement date.

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 inputs are unobservable inputs for the asset or liability.

The Partnership’s financial instruments consist primarily of cash and cash equivalents, trade accounts receivable, trade accounts payable and notes payable. The book values of cash and cash equivalents, trade accounts receivable, and trade accounts payable are representative of fair value due to their short term maturity. The carrying amounts of notes payable approximates fair value based on the interest rates charged on instruments with similar terms and risks.

(2)         Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts of $266,241 and $259,638 at March 31, 2013 and December 31, 2012, respectively, is the Partnership’s best estimate of the amount of probable credit losses in the Partnership’s existing accounts receivable. The Partnership determines the allowance based upon historical write-off experience and specific identification. The Partnership does not have any off-balance-sheet credit exposure related to its customers.

(3)         Property and Equipment

Property and equipment consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Compression equipment	$693,580,444	666,811,135
Furniture and fixtures	478,451	438,556
Automobiles and vehicles	8,388,322	7,587,725
Computer equipment	3,560,569	3,206,311
Leasehold improvements	110,298	97,623
Total	706,118,084	678,141,350
Less accumulated depreciation and amortization	(78,821,457)	(68,011,640)
Total	$627,296,627	610,129,710

The Partnership has no compression units with material customer lease/purchase options. We recognized $10,921,874 and $8,672,434 of depreciation expense on property, plant and equipment for the three months ended March 31, 2013 and 2012, respectively.

As of March 31, 2013 and December 31, 2012, there is $4,752,289 and $5,940,149, respectively, of property and equipment purchases in accounts payable and accrued liabilities.

(4)         Long Term Debt

The long term debt of the Partnership consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Senior debt	$335,597,962	502,266,210
Less current portion	—	—
Long-term debt	$335,597,962	502,266,210

On June 1, 2012, the Partnership made a third amendment to the credit agreement whereby the aggregate commitment under the facility increased from $500,000,000 to $600,000,000. In addition, on June 1, 2012, the Partnership entered into the Fourth Amended and Restated Credit Agreement in order to provide a structure that the Partnership believes is more appropriate for a public company than was in the prior credit agreement, including a reduction of the applicable margin for LIBOR loans to a range of 175 to 250 basis points above LIBOR, depending on the Partnership’s leverage ratio. This amended and restated credit agreement became effective on January 18, 2013, the closing date of the Partnership’s initial public offering. On January 18, 2013, the Partnership completed its IPO pursuant to a Registration Statement on Form S-1, as amended (Reg. No. 333-174803) and used the net proceeds from the offering to repay $180,646,751 of indebtedness outstanding under its revolving credit facility.

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

At March 31, 2013, subject to financial covenants, borrowing availability was $264,402,038. The borrowing base consists of eligible accounts receivable, inventory and compression units. The largest component, representing 96% of the borrowing base at March 31, 2013 and December 31, 2012, is eligible compression units — compressor packages that are leased, rented or under service contracts to customers and carried in the financial statements as fixed assets.

The revolving credit facility expires in 2015 and the Partnership expects to maintain its facility for the term. The facility is a “revolving credit facility” that includes a “springing” lock box arrangement, whereby remittances from customers are forwarded to a bank account controlled by the Partnership, and the Partnership is not required to use such remittances to reduce borrowings under the facility, unless there is a default or excess availability under the facility is reduced below $20,000,000. The facility qualifies as a refinancing, and, as such, the debt has been classified as long term at March 31, 2013 and December 31, 2012.

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

If an event of default exists under the revolving credit facility, the lenders will be able to accelerate the maturity of the revolving credit facility and exercise other rights and remedies. As of March 31, 2013, the Partnership was in compliance with these financial covenants.

(5)         Partner’s Capital

In connection with the closing of the Partnership’s IPO, USA Compression Holdings converted its interests in the Partnership into 4,048,588 common and 14,048,588 subordinated units and USA Compression GP, LLC converted its general partner interest in the Partnership into a 2.0% general partner interest and the IDRs. See the condensed consolidated statements of changes in Partners’ Capital.

Subordinated Units

All of the subordinated units are held by USA Compression Holdings. The partnership agreement provides that, during the subordination period, the common units have the right to receive distributions of Available Cash (as defined in our partnership agreement) each quarter in an amount equal to $0.425 per common unit (the “Minimum Quarterly Distribution”), plus any arrearages in the payment of the Minimum Quarterly Distribution on the common units from prior quarters, before any distributions of Available Cash may be made on the subordinated units.  These units are deemed “subordinated” because for a period of time, referred to as the subordination period, the subordinated units will not be entitled to receive any distributions until the common units have received the Minimum Quarterly Distribution plus any arrearages from prior quarters. The practical effect of the subordinated units is to increase the likelihood that during the subordination period there will be Available Cash to be distributed on the common units. The subordination period will end on the first business day after we have earned and paid at least (i) $1.70 (the Minimum Quarterly Distribution on an annualized basis) on each outstanding unit and the corresponding distribution on our general partner’s 2.0% interest for each of three consecutive, non-overlapping four-quarter periods ending on or after December 31, 2015 or (ii) $2.55 (150.0% of the annualized Minimum Quarterly Distribution) on each outstanding unit and the corresponding distributions on our general partner’s 2.0% interest and the related distribution on the incentive distribution rights for the four-quarter period immediately preceding that date. When the subordination period ends, all subordinated units will convert into common units on a one-for-one basis, and all common units thereafter will no longer be entitled to arrearages.

Incentive Distribution Rights

Our general partner holds the incentive distribution rights (“IDRs”). The following table illustrates the percentage allocations of available cash from operating surplus between the unitholders and our general partner based on the specified target distribution levels. The amounts set forth under “Marginal percentage interest in distributions” are the percentage interests of our general partner and the unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column “Total quarterly distribution per unit.” The percentage interests shown for our unitholders and our general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below for our general partner include its 2.0% general partner interest, assume our general partner has contributed any additional capital to maintain its 2.0% general partner interest and has not transferred its incentive distribution rights and there are no arrearages on common units.

		Marginal percentage interest
	Total quarterly	in distributions
	distribution per unit	Unitholders	General partner
Minimum Quarterly Distribution	$0.425	98%	2%
First Target Distribution	up to $0.4888	98%	2%
Second Target Distribution	above $0.4888 up to $0.5313	85%	15%
Third Target Distribution	above $0.5313 up to $0.6375	75%	25%
Thereafter	above $0.6375	50%	50%

To the extent these incentive distributions are made to our general partner, there will be more Available Cash proportionately allocated to our general partner than to holders of our common and subordinated units.

Within 45 days after the end of each quarter, beginning with the quarter ended March 31, 2013, the Partnership intends to make cash distributions to the members of record on the applicable record date.

Earnings Per Common and Subordinated Unit

The computations of earnings per common and subordinated unit are based on the weighted average number of common and subordinated units, respectively, outstanding during the applicable period. The Partnership’s subordinated units meet the definition of a participating security and therefore it is required to use the two-class method in the computation of earnings per unit. Basic earnings per common and subordinated unit are determined by dividing net income allocated to the common and subordinated units, respectively, after deducting the amount allocated to the Partnership’s general partner (including distributions to the general partner on its incentive distribution rights), by the weighted average number of outstanding common and subordinated units, respectively, during the period.

Pursuant to the partnership agreement, to the extent that the quarterly distributions exceed certain targets, the general partner is entitled to receive certain incentive distributions that will result in more earnings proportionately being allocated to the general partner than to the holders of common and subordinated units. Our earnings per unit calculations, which allocate 2% of earnings to the general partner, assume that, while such distribution to the general partner with respect to its 2% general partner interest was made, no incentive distributions were permitted to be, or were, made to the general partner because quarterly distributions declared by the board of directors for the first quarter of 2013 did not exceed the specified targets.

(6)         Equity-based Awards

Long-Term Incentive Plan

In March 2013, the Board adopted the USA Compression Partners, LP 2013 Long-Term Incentive Plan (“LTIP”) for employees, consultants and directors of the general partner and any of its affiliates who perform services for the Partnership. The LTIP consists of unit options, unit appreciation rights, restricted units, phantom units, distribution equivalent rights, unit awards, profits interest units and other unit-based awards. The LTIP initially limits the number of common units that may be delivered pursuant to awards under the plan to 1,410,000 common units. Common units that are forfeited, cancelled, exercised, paid, or otherwise terminate or expire without the actual delivery of units will be available for delivery pursuant to other awards. The LTIP will be administered by the Board or a committee thereof.

In March 2013, an aggregate of 237,490 phantom units were granted under the LTIP to our general partner’s executive officers and employees and independent directors of our general partner. The phantom units awarded are subject to restrictions on transferability, customary forfeiture provisions and graded vesting provisions generally in which one-third of each award vests on the first, second, and third anniversaries of the date of grant. Award recipients do not have all the rights of a unitholder in the partnership with respect to the phantom units until the units have vested. The term “phantom unit” represents a time-vested unit. Such awards are non-vested until the required service period expires.

The fair value of the phantom units awarded to our general partner’s executive officers, employees and independent directors, was $4,655,000 based on the market price per unit on the date of grant. This amount will be recognized as compensation cost on a straight-line basis over the requisite service period. Our general partner’s executive officers, employees and independent directors were granted these awards to provide them with incentive to help drive the Partnership’s future success and to share in the economic benefits of that success. The compensation costs associated with these awards are recorded as direct general and administrative expenses. During the three months ended March 31, 2013, we recognized $78,808 of compensation expense associated with these awards.

The following table summarizes information regarding phantom unit awards for the periods presented:

	Number of Units	Weighted-Average Grant Date Fair Value per Unit
Phantom units outstanding at December 31, 2012	—	$—
Granted (1)	237,490	$19.60
Phantom units outstanding at March 31, 2013	237,490	$19.60

(1)         The aggregate grant date fair value of phantom unit awards issued in 2013 was $4,655,000 based on grant date market prices of $19.60 per unit on March 11, 2013 for all awards, other than one award granted on March 13, 2013 to an independent director (for which the grant date market price was $19.65 per unit).

The unrecognized compensation cost associated with phantom unit awards was an aggregate $4,576,192 at March 31, 2013. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of 2.9 years.

Each phantom unit granted is granted in tandem with a corresponding dividend equivalent right (“DER”), which shall remain outstanding from the grant date until the earlier of the payment or forfeiture of the related phantom units. Each vested DER shall entitle the participant to receive payments in the amount equal to any distributions made by the Partnership following the grant date in respect of the unit underlying the phantom unit to which such DER relates. No cash distributions were made to unitholders during the three months ended March 31, 2013. The phantom unitholders DER account is expected to be credited a distribution of $82,315 on May 15, 2013 with respect to the quarterly cash distribution for the first quarter of 2013 that the Board declared in April 2013.

(7)         Transactions with Related Parties

For the three months ended March 31, 2013, the Partnership incurred $48,387 of expenses related to a management fee under an agreement between USA Compression Holdings, LLC and certain of its affiliates. No management fees were incurred during the three months ended March 31, 2012.

William Shea, who has served as a director of USA Compression GP, LLC since June 2011, is currently a director and the chief executive officer of the general partner of PVR Partners, L.P., or PVR. In 2008, PVR acquired the business of one of the Partnership’s compression services customers and, after such acquisition, has continued to purchase compression services from the Partnership. For the three months ended March 31, 2013 and 2012, subsidiaries of PVR made compression services payments to us of approximately $0.7 million and $0.4 million, respectively.

(8)         Commitments and Contingencies

(a)         Operating Leases

Rent expense for office space, warehouse facilities and certain corporate equipment for the three months ended March 31, 2013 and 2012, was $352,236 and $308,329, respectively.

Commitments for future minimum lease payments for noncancelable leases as of March 31 are as follows:

2014	$791,271
2015	760,048
2016	716,362
2017	730,217
2018	568,521
Thereafter	326,216
$3,892,635

(b)         Major Customers

The Partnership had revenue from two customers representing 14.4% and 9.4% of total revenue for the three months ended March 31, 2013 and revenue from two customers representing 13.5% and 10.6% of total revenue for the three months ended March 31, 2012.

(c)          Litigation

The Partnership may be involved in various claims and litigation arising in the ordinary course of business. In management’s opinion, the resolution of such matters is not expected to have a material adverse effect on the Partnership’s consolidated financial position, results of operations, or cash flows.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Known material factors that could cause our actual results to differ from those in these forward-looking statements are described below, in Part II, Item 1A (“Risk Factors”) of this report. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:

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

Overview

General Trends and Outlook

Our average monthly revenue per revenue generating horsepower declined slightly through 2012, as market rates in 2009 and early 2010 were lower than market rates prior to 2009, and as older contracts at higher rates expired, a larger percentage of our contracts were at the lower rates prevalent since 2009. During 2009 and early 2010, we elected to sign shorter term contracts wherever practical to limit our long-term exposure to the lower rates prevalent at the time. Rates improved in the second half of 2010 and remained relatively stable through 2011. While market rates generally improved during 2012, we experienced pricing pressure across the horsepower ranges of our fleet (other than our largest horsepower units), and we expect to continue to experience pricing pressure through 2013. However, over the long term, we expect that continued improved pricing will ultimately improve our average monthly revenue per revenue generating horsepower as contracts that we entered into in 2009 and early 2010 expire and we enter into new contracts at higher rates. We intend to grow the number of large horsepower units in our fleet. While large horsepower units in general allow us to generate higher gross operating margins than lower horsepower units, they also generate lower average monthly revenue per revenue generating horsepower.

Our ability to increase our revenues is dependent in large part on our ability to add new revenue generating compression units to our fleet and increase the utilization of idle compression units. During 2010, we began to see an increase in overall natural gas activity in the U.S. and experienced an increase in demand for our compression services that has continued through 2012 and the beginning of 2013. Revenue generating horsepower increased by 15.8% from March 31, 2012 to March 31, 2013. The average revenue generating horsepower increased by 17.9% from the three months ended March 31, 2012 to the three months ended March 31, 2013. We believe the activity levels in the U.S. will continue to increase, particularly in shale plays. We anticipate this activity will result in higher demand for our compression services, which we believe should result in increasing revenues. However, the expected increase in overall natural gas activity and demand for our compression services may not occur for a variety of reasons. Please read “Disclosure Regarding Forward-Looking Statements”.

Operating Highlights

The following table summarizes certain horsepower and horsepower utilization percentages for the periods presented.

	Three Months Ended
	March 31, 2013	March 31, 2012
Fleet horsepower (at period end)(1)	942,642	774,514
Revenue generating horsepower (at period end)(2)	807,988	697,500
Average revenue generating horsepower(3)	801,574	680,063
Revenue generating compression units (at period end)	985	897
Horsepower utilization(4):
At period end	93.3%	95.6%
Average for the period(5)	92.4%	95.8%

(1)          Fleet horsepower is horsepower for compression units that have been delivered to us (and excludes units on order). As of March 31, 2013, 23,460 horsepower had been delivered and 63,175 horsepower is expected to be delivered between April 2013 and August 2013.

(2)          Revenue generating horsepower is horsepower under contract for which we are billing a customer.

(3)          Calculated as the average of the month-end horsepower per revenue generating horsepower for each of the months in the period.

(4)          Horsepower utilization is calculated as (i)(a) revenue generating horsepower plus (b) horsepower in our fleet that is under contract, but is not yet generating revenue plus (c) horsepower not yet in our fleet that is under contract not yet generating revenue and that is subject to a purchase order, divided by (ii) total available horsepower less idle horsepower that is under repair. Horsepower utilization based on revenue generating horsepower and fleet horsepower at each applicable period end was 85.7%, 86.4% and 90.1% for the quarters ended March 31, 2013, December 31, 2012 and March 31, 2012, respectively.

(5)          Calculated as the average utilization for the months in the period based on utilization at the end of each month in the period. Average horsepower utilization based on revenue generating horsepower and fleet horsepower for each applicable period was 86.1%, 87.1% and 90.0% for the quarters ended March 31, 2013, December 31, 2012 and March 31, 2012, respectively.

	Three Months Ended
	March 31,		Percent
Other Financial Data: (in thousands)	2013	2012	Change
Gross Operating Margin(1)	$22,184	$18,103	22.5%
Adjusted EBITDA(2)	$17,445	$14,253	22.4%
Gross operating margin percentage(3)	68.0%	66.7%	1.9%
Adjusted EBITDA percentage(3)	53.5%	52.5%	1.8%

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

The following table reconciles gross operating margin to operating income, its most directly comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Revenues:
Contract operations	$31,896	$26,552
Parts and service	708	572
Total revenues	32,604	27,124

Cost of operations, exclusive of depreciation and amortization	10,420	9,021

Gross operating margin	22,184	18,103

Other operating and administrative costs and expenses:

Selling, general and administrative	4,895	3,694
Depreciation and amortization	11,678	9,428
(Gain) loss on sale of assets	(25)	161

Total other operating and administrative costs and expenses	16,548	13,283

Operating income	$5,636	$4,820

(2)          For a reconciliation of Adjusted EBITDA, a non-GAAP financial measure, to net income and cash flows from operating activities, its most directly comparable GAAP financial measures, see “Non-GAAP Financial Measures.”

(3)          Gross operating margin percentage and Adjusted EBITDA percentage are calculated as a percentage of revenue.

Gross operating margin, as a percentage of total revenues, increased to 68.0% for the three months ended March 31, 2013 from 66.7% for the three months ended March 31, 2012. The increase in gross operating margin was primarily attributable to a 20.2% increase in total revenues when comparing the periods due to an increase in average revenue generating horsepower and an increase in average revenue per revenue generating horsepower, and offset by a 15.5% increase in cost of operations. Average revenue generating horsepower increased from 680,063 for the three months ended March 31, 2012 to 801,574 for the three months ended March 31, 2013, an increase of 17.9%. Average revenue per revenue generating horsepower per month increased to $13.59 for the three months ended March 31, 2013 from $13.45 for the three months ended March 31, 2012, an increase of 1.0%. The increase in cost of operations is attributable to (1) $0.2 million increase in lubrication oil expenses due to a 2.8% increase in gallons consumed, (2) a $0.2 million increase in safety training expense, (3) a $0.1 million increase related to vehicle tools and gasoline and (4) a $0.7 million increase in labor and salaries, all of which are attributable to the increase in the size of our fleet.

Financial Results of Operations

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,
	2013	2012	Percent Change
	(in thousands)
Revenues:
Contract operations	$31,896	$26,552	20.1%
Parts and service	708	572	23.8%
Total revenues	32,604	27,124	20.2%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	10,420	9,021	15.5%
Selling, general and administrative	4,895	3,694	32.5%
Depreciation and amortization	11,678	9,428	23.9%
(Gain) loss on sale of assets	(25)	161	(115.5)%
Total costs and expenses	26,968	22,304	20.9%
Operating income	5,636	4,820	16.9%
Other income (expense):
Interest expense	(3,064)	(3,534)	(13.3)%
Other	4	5	(20.0)%
Total other expense	(3,060)	(3,529)	(13.3)%
Income before income tax expense	2,576	1,291	99.5%
Income tax expense	55	48	14.6%
Net income	$2,521	$1,243	102.8%

Contract operations revenue. Contract operations revenue was $31.9 million for the three months ended March 31, 2013 compared to $26.6 million during three months ended March 31, 2012, an increase of 20.1%, primarily due to an increase in average revenue generating horsepower and an increase in average revenue per revenue generating horsepower.  Average revenue generating horsepower increased from 680,063 for the three months ended March 31, 2012 to 801,574 for the three months ended March 31, 2013, an increase of 17.9%. Average revenue per revenue generating horsepower per month increased from $13.45 for the three months ended March 31, 2012 to $13.59 for the three months ended March 31, 2013, an increase of 1.0%. Revenue generating horsepower was 807,988 at March 31, 2013 compared to 697,500 at March 31, 2012, a 15.8% increase.

Parts and service revenue. Parts and service revenue was $0.7 million for the three months ended March 31, 2013 compared to $0.6 million during the three months ended March 31, 2012, a 23.8% increase.

Cost of operations, exclusive of depreciation and amortization. Cost of operations was $10.4 million for the three months ended March 31, 2013 compared to $9.0 million for the three months ended March 31, 2012, an increase of 15.5%. Approximately $0.2 million of the increase in cost of operations was related to higher lubrication oil expenses. Lubrication oil expenses increased due to a 2.8% increase in gallons consumed. Other significant increases include (1) $0.2 million of safety training expense, (2) $0.1 million related to vehicle tools and gasoline and (3) $0.7 million due to labor and salaries, all of which are attributable to the increase in the size of our fleet. The cost of operations was 32.0% of revenue for the three months ended March 31, 2013 as compared to 33.3% for the three months ended March 31, 2012.

Selling, general and administrative expense. Selling, general and administrative expense was $4.9 million for the three months ended March 31, 2013 compared to $3.7 million for the three months ended March 31, 2012, an increase of 32.5%. Approximately $0.2 million of the increase in selling, general and administrative expense related to salary increases due to an increase in employee headcount to support operations and sales management and certain executive positions to operate as a public company. Other significant increases include (1) $0.5 million due to professional fees for public company related expenses, (2) $0.1 million due to increased computer and software expenses and (3) $0.1 million of increased business and property insurance, all of which are attributable to increased employee headcount and support services. The selling, general and administrative employee headcount was 63 at March 31, 2013, a 3.3% increase from March 31, 2012. The selling, general and administrative employee headcount increased to support the continued growth of the business. Selling, general and administrative expense represented 14.8% and 13.6% of revenue for the three months ended March 31, 2013 and 2012, respectively.

Depreciation and amortization expense. Depreciation and amortization expense was $11.7 million for the three months ended March 31, 2013 compared to $9.4 million for the three months ended March 31, 2012, an increase of 23.9%. The increase is related to an increase in property, plant and equipment of 25.6% over these periods.

Interest expense. Interest expense was $3.1 million for the three months ended March 31, 2013 compared to $3.5 million for the three months ended March 31, 2012, a decrease of 13.3%. Included in interest expense is amortization of deferred loan costs of $0.5 million and $0.4 million for the three months ended March 31, 2013 and 2012, respectively. Average borrowings outstanding under our revolving credit facility were $363.0 million for the three months ended March 31, 2013 compared to $377.9 million for the three months ended March 31, 2012. Interest expense for both periods was related to borrowings under our revolving credit facility. Our revolving credit facility had an average interest rate of 2.46% and 2.99% at March 31, 2013 and 2012, respectively. The composite fixed interest rate for $140.0 million of notional coverage under three interest rate swap instruments was 2.52% at March 31, 2012, of which interest rate swaps expired in 2012.

Income tax expense. We accrued approximately $55,000 and $48,000 in franchise tax for the three months ended March 31, 2013 and 2012, respectively, as a result of the Texas franchise tax (applicable to income apportioned to Texas beginning January 1, 2007). This tax is reflected in our financials as income tax in accordance with FASB ASC 740, which requires this classification for reporting purposes.

Liquidity and Capital Resources

The following table summarizes our sources and uses of cash for the three months ended March 31, 2013 and 2012 as of the end of the periods presented:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$9,360	$4,523
Net cash used in investing activities	(23,311)	(43,348)
Net cash provided by financing activities	13,951	38,828

Net cash provided by operating activities. Net cash provided by operating activities increased to $9.4 million for the three months ended March 31, 2013, from $4.5 million for the three months ended March 31, 2012. The increase relates primarily to a higher income level in 2013, offset by a $0.7 million lower use of working capital in 2013.

Net cash used in investing activities. Net cash used in investing activities decreased to $23.3 million for the three months ended March 31, 2013, from $43.3 million for the three months ended March 31, 2012. The decrease relates primarily to lower capital expenditures of $23.4 million during the three months ended March 31, 2013, offset by $43,491 of proceeds from the sale of equipment during the three months ended March 31, 2013.

Net cash provided by financing activities. Net cash provided by financing activities was $14.0 million for the three months ended March 31, 2013, compared to net cash provided by financing activities of $38.8 million for the three months ended March 31, 2012. The change is due to lower net borrowings under our revolving credit facility for the three months ended March 31, 2013 versus net borrowings for the three months ended March 31, 2012, which related to higher levels of growth capital expenditures.

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

We expect that our maintenance capital expenditure requirements will continue to increase as the overall size and age of our fleet increases. Our aggregate maintenance capital expenditures for the three months ended March 31, 2013 and 2012 were $3.1 million and $2.6 million, respectively.

Given our growth objective, we anticipate that we will continue to make significant expansion capital expenditures. Our expansion capital expenditures for the three months ended March 31, 2013 and 2012 were $20.3 million and $48.8 million, respectively.

In addition to organic growth, we may also consider a variety of assets or businesses for potential acquisition. We expect to fund any future acquisitions primarily with capital from external financing sources, such as issuance of debt and equity securities, including our issuance of additional partnership units and future debt offerings.

Description of Revolving Credit Facility

On June 1, 2012, we entered into the fourth amended and restated credit agreement in order to provide a structure that is more appropriate for a public company than was our prior credit agreement. This amended and restated credit agreement became effective on January 18, 2013, the closing date of our initial public offering. On December 10, 2012, we amended the fourth amended and restated credit agreement to extend the periods during which the maximum funded debt to EBITDA ratio thresholds will apply. In addition, borrowing availability under the revolving credit facility was linked to our asset base, with the increased maximum capacity of $600 million (subject to a further potential increase of $50 million). The revolving credit facility is secured by a first priority lien against our assets and matures on October 5, 2015, at which point all amounts outstanding will become due.

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

As of March 31, 2013, we were in compliance with all of the covenants under our current credit agreement.

Distributions to Unitholders

Our partnership agreement requires us to distribute all of our “available cash” quarterly. Under our partnership agreement, available cash is defined generally to mean, for each fiscal quarter, (i) our cash on hand at the end of the quarter in excess of the amount of reserves our general partner determines is necessary or appropriate to provide for the conduct of our business, to comply with applicable law, any of our debt instruments or other agreements or to provide for future distributions to our unitholders for any one or more of the upcoming four quarters, plus, (ii) if our general partner so determines, all or a portion of our cash on hand on the date of determination of available cash for the quarter.

On April 23, 2013, the Partnership announced a cash distribution of $0.348 per unit on its common and subordinated units. This pro-rated amount corresponds to 72 days of a quarterly cash distribution rate of $0.435 per unit, which exceeds the minimum quarterly distribution of $0.425 per unit. This first quarter distribution corresponds to an annualized distribution rate of $1.74 per unit. The Partnership’s first distribution is pro-rated to cover the portion of the quarter after January 18, 2013, the closing date of the Partnership’s initial public offering, through March 31, 2013.  The pro-rated distribution will be paid on May 15, 2013 to unitholders of record as of the close of business on May 3, 2013. USA Compression Holdings, LLC, the owner of 62.2% of the Partnership’s outstanding common and subordinated units, has elected to reinvest under the Partnership’s Distribution Reinvestment Plan all of such distribution it receives on its units.

Distribution Reinvestment Plan

We have an effective registration statement with the SEC that registers the issuance of up to 4,150,000 of our common units in connection with a distribution reinvestment plan (“DRIP”).  The DRIP provides unitholders of record and beneficial owners of our common units a means by which they can increase the number of common units they own by reinvesting the quarterly cash distributions they would otherwise receive into the purchase of additional common units.  This registration statement became effective on April 16, 2013. As of May 7, 2013, no common units had been issued under this registration statement, with the first such issuance expected to occur on May 15, 2013, in connection with the payment date of our pro-rated first quarter distribution.

Total Contractual Cash Obligations. The following table summarizes our total contractual cash obligations as of March 31, 2013:

	Payments Due by Period
Contractual Obligations	Total	1 year	2—3 years	4—5 years	More than 5 years
	(in thousands)
Long-term debt(1)	$335,598	$—	$335,598	$—	$—
Interest on long-term debt obligations(2)	21,327	8,256	13,072	—	—
Equipment/capital purchases(3)	51,803	51,803	—	—	—
Operating lease obligations(4)	3,893	791	1,477	1,299	326
Total contractual cash obligations	$412,627	$60,816	$350,147	$1,299	$326

(1)          Represents future principal repayments under our revolving credit facility.

(2)          Represents future interest payments under our revolving credit facility based on the interest rate at March 31, 2013 of 2.46%.

(3)          Represents commitments for new compression units that are being fabricated.

(4)          Represents commitments for future minimum lease payments for noncancelable leases.

Non-GAAP Financial Measures

We define Adjusted EBITDA as our net income before interest expense, income taxes, depreciation expense, impairment of compression equipment, share based compensation expense, restructuring charges and management fees. We view Adjusted EBITDA as one of our primary management tools, and we track this item on a monthly basis both as an absolute amount and as a percentage of revenue compared to the prior month, year-to-date and prior year and to budget. Adjusted EBITDA is used as a supplemental financial measure by our management and external users of our financial statements, such as investors and commercial banks, to assess:

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

Adjusted EBITDA does not include interest expense, income taxes, depreciation expense, impairment of compression equipment, share based compensation expense, restructuring charges and management fees. Because we borrow money under our revolving credit facility and have historically utilized operating leases to finance our operations, interest expense and operating lease expense are necessary elements of our costs. Because we use capital assets, depreciation and impairment of compression equipment is also a necessary element of our costs. Share based compensation expense related to equity awards to employees is also necessary to operate our business. Therefore, measures that exclude these elements have material limitations. To compensate for these limitations, we believe that it is important to consider both net income and net cash provided by operating activities determined under GAAP, as well as Adjusted EBITDA, to evaluate our financial performance and our liquidity. Our Adjusted EBITDA excludes some, but not all, items that affect net income and net cash provided by operating activities, and these measures may vary among companies. Management compensates for the limitations of Adjusted EBITDA as an analytical tool by reviewing the comparable GAAP measures, understanding the differences between the measures and incorporating this knowledge into management’s decision making processes.

The following table reconciles Adjusted EBITDA to net income and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net income	$2,521	$1,243
Interest expense	3,064	3,534
Depreciation and amortization	11,678	9,428
Income taxes	55	48
Share based compensation expense	79	—
Riverstone management fee(1)	48	—
Adjusted EBITDA	$17,445	$14,253
Interest expense	(3,064)	(3,534)
Income tax expense	(55)	(48)
Share based compensation expense	(79)	—
Riverstone management fee(1)	(48)	—
Other	507	(152)
Changes in operating assets and liabilities:
Accounts receivable and advance to employee	(1,650)	(439)
Inventory	(1,031)	(1,577)
Prepaids	(96)	371
Other non-current assets	3,842	(163)
Accounts payable	(7,359)	(6,090)
Accrued liabilities and deferred revenue	948	1,902
Net cash provided by operating activities	$9,360	$4,523

(1)         Represents management fees of $48,387 paid to Riverstone for services performed prior to January 18, 2013, the closing date of the Partnership’s initial public offering. As these fees will not be paid by us as a public company, we believe it is useful to investors to view our results excluding these fees.

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

The following table reconciles our net income to distributable cash flow for each of the periods presented:

	Three Months Ended March 31.
	2013	2012
	(in thousands)
Net income	$2,521	$1,243
Plus: Non-cash interest expense	453	363
Plus: Depreciation and amortization	11,678	9,428
Plus: Share based compensation expense	79	—
Less: Maintenance capital expenditures(1)	3,118	2,594
Distributable cash flow	$11,613	$8,440

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

ITEM 3.                        Quantitative and Qualitative Disclosures About Market Risk

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

As of March 31, 2013 we had approximately $335.6 million of variable-rate outstanding indebtedness at a weighted-average interest rate of 2.5%. A 1% increase in the effective interest rate on our variable-rate outstanding debt at March 31, 2013 would result in an annual increase in our interest expense of approximately $3.4 million.

For further information regarding our use exposure to interest rate fluctuations on a portion of our debt obligations see Note 4 to the Financial Statements.

Credit Risk

Our credit exposure generally relates to receivables for services provided. If any significant customer of ours should have credit or financial problems resulting in a delay or failure to repay the gas they owe to us, this could have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 4.                        Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2013 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.                        Legal Proceedings

From time to time we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We are not currently a party to any legal proceedings that we believe would have a material adverse effect on our financial position, results of operations or cash flows

ITEM 1A.               Risk Factors

Security holders and potential investors in our securities should carefully consider the risk factors set forth in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012.  We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

ITEM 6.                        Exhibits

Exhibit No.	Description
3.1

Certificate of Limited Partnership of USA Compression Partners, LP (incorporated by reference to Exhibit 3.1 to Amendment No. 3 of the Partnership’s registration statement on Form S-1 (Registration No. 333-174803) filed on December 21, 2011)

3.2

First Amended and Restated Agreement of Limited Partnership of USA Compression Partners, LP (incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on January 18, 2013)

10.1

Services Agreement, dated effective January 1, 2013, by and among USA Compression Partners, LP, USA Compression GP, LLC and USA Compression Management Services, LLC (incorporated by reference to Exhibit 10.11 to Amendment No. 10 of the Partnership’s registration statement on Form S-1 (Registration No. 333-174803) filed on January 7, 2013)

10.2

USA Compression Partners, LP 2013 Long-Term Incentive Plan—Form of Director Phantom Unit Agreement (incorporated by reference to Exhibit 10.8 to the Partnership’s Annual Report on Form 10-K (File No. 001-35779) filed on March 28, 2013)

10.3

USA Compression Partners, LP 2013 Long-Term Incentive Plan—Form of Employee Phantom Unit Agreement (incorporated by reference to Exhibit 10.9 to the Partnership’s Annual Report on Form 10-K (File No. 001-35779) filed on March 28, 2013)

10.4

USA Compression Partners, LP 2013 Long-Term Incentive Plan—Form of Director Phantom Unit Agreement (in lieu of Annual Cash Retainer) (incorporated by reference to Exhibit 10.10 to the Partnership’s Annual Report on Form 10-K (File No. 001-35779) filed on March 28, 2013)

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1 *#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1 †	Interactive data files pursuant to Rule 405 of Regulation S-T

*                 Filed herewith.

#                 Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

†                 Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to any liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 10, 2013	USA Compression Partners, LP

	By:	USA Compression GP, LLC
its General Partner

	By:	/s/ Eric D. Long
Eric D. Long
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Joseph C. Tusa, Jr.
Joseph C. Tusa, Jr.
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1

Certificate of Limited Partnership of USA Compression Partners, LP (incorporated by reference to Exhibit 3.1 to Amendment No. 3 of the Partnership’s registration statement on Form S-1 (Registration No. 333-174803) filed on December 21, 2011)

3.2

First Amended and Restated Agreement of Limited Partnership of USA Compression Partners, LP (incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on January 18, 2013)

10.1

Services Agreement, dated effective January 1, 2013, by and among USA Compression Partners, LP, USA Compression GP, LLC and USA Compression Management Services, LLC (incorporated by reference to Exhibit 10.11 to Amendment No. 10 of the Partnership’s registration statement on Form S-1 (Registration No. 333-174803) filed on January 7, 2013)

10.2

USA Compression Partners, LP 2013 Long-Term Incentive Plan—Form of Director Phantom Unit Agreement (incorporated by reference to Exhibit 10.8 to the Partnership’s Annual Report on Form 10-K (File No. 001-35779) filed on March 28, 2013)

10.3

USA Compression Partners, LP 2013 Long-Term Incentive Plan—Form of Employee Phantom Unit Agreement (incorporated by reference to Exhibit 10.9 to the Partnership’s Annual Report on Form 10-K (File No. 001-35779) filed on March 28, 2013)

10.4

USA Compression Partners, LP 2013 Long-Term Incentive Plan—Form of Director Phantom Unit Agreement (in lieu of Annual Cash Retainer) (incorporated by reference to Exhibit 10.10 to the Partnership’s Annual Report on Form 10-K (File No. 001-35779) filed on March 28, 2013)

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1 *#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1 †	Interactive data files pursuant to Rule 405 of Regulation S-T

*                 Filed herewith.

#                 Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

†                 Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to any liability under those sections.