Form 10-Q
period 2013-06-30
USA Compression Partners, LP
filed 2013-08-14
CIK 1522727

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File No. 001-35779

USA Compression Partners, LP

(Exact name of registrant as specified in its charter)

Delaware	75-2771546
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 Congress Avenue, Suite 450 Austin, Texas	78701
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

As of August 9, 2013, there were 15,335,767 common units and 14,048,588 subordinated units outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1.          Financial Statements

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

June 30, 2013 and December 31, 2012
(unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$6,500	$6,500
Accounts receivable:
Trade	10,830,391	8,618,164
Other	46,385	136,907
Inventory	5,880,350	4,215,267
Prepaid expenses	1,429,674	1,799,652
Total current assets	18,193,300	14,776,490
Property and equipment, net	641,630,317	610,129,710
Identifiable intangible asset-customer relationships	66,000,000	67,200,000
Identifiable intangible asset-trade names	14,040,000	14,352,000
Goodwill	157,075,195	157,075,195
Other assets	4,379,620	9,111,350
Total assets	$901,318,432	$872,644,745

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$4,551,922	$10,650,727
Accrued liabilities	7,021,818	5,590,028
Deferred revenue	11,122,513	10,611,395
Total current liabilities	22,696,253	26,852,150
Long-term debt	352,952,018	502,266,210
Other liabilities	86,731	—
Partners’ capital:
Limited partner units:
Common units, 15,334,813 units outstanding at June 30, 2013	258,869,080	—
Subordinated units, 14,048,588 units outstanding at June 30, 2013	255,773,283	—
General partner units, 2% interest with 599,661 equivalent units issued and outstanding at June 30, 2013	10,941,067	—
Limited partners’ capital	—	341,130,323
General partner’s capital	—	2,396,062
Total partners’ capital	525,583,430	343,526,385
Total liabilities and partners’ capital	$901,318,432	$872,644,745

See accompanying notes to condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2013 and 2012
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Contract operations	$33,144,233	$28,355,059	$65,039,859	$54,906,678
Parts and service	165,880	515,212	874,095	1,087,816
Total revenues	33,310,113	28,870,271	65,913,954	55,994,494

Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	10,131,215	9,122,312	20,551,239	18,143,733
Selling, general, and administrative	5,548,408	4,724,445	10,443,206	8,418,203
Depreciation and amortization	12,172,639	10,232,773	23,850,513	19,661,207
Loss (Gain) on sale of assets	129,689	42,465	104,458	203,292
Total costs and expenses	27,981,951	24,121,995	54,949,416	46,426,435
Operating income	5,328,162	4,748,276	10,964,538	9,568,059
Other income (expense):
Interest expense	(2,870,512)	(3,714,951)	(5,934,176)	(7,248,548)
Other	1,975	11,171	5,555	15,683
Total other expense	(2,868,537)	(3,703,780)	(5,928,621)	(7,232,865)
Net income before income tax expense	2,459,625	1,044,496	5,035,917	2,335,194
Income tax expense	58,192	47,974	113,682	95,974
Net income	$2,401,433	$996,522	$4,922,235	$2,239,220

Less:
Earnings allocated to general partner prior to initial public offering on January 18, 2013	$—	$9,965	$5,351	$22,392
Earnings available for limited partners prior to initial public offering on January 18, 2013	$—	$986,557	$529,743	$2,216,828
Net income subsequent to initial public offering on January 18, 2013	$2,401,433	$—	$4,387,141	$—

Net income subsequent to initial public offering allocated to:
General partner’s interest in net income	$48,029	$—	$87,743	$—
Common units interest in net income	$1,227,132	$—	$2,241,829	$—
Subordinated units interest in net income	$1,126,272	$—	$2,057,569	$—

Weighted average common units outstanding:
Basic	15,196,880	—	15,130,872	—
Diluted	15,241,866	—	15,155,834	—

Weighted average subordinated units outstanding:
Basic and Diluted	14,048,588	—	14,048,588	—

Net income per common unit:
Basic	$0.08	$—	$0.15	$—
Diluted	$0.08	$—	$0.15	$—

Net income per subordinated unit:
Basic and Diluted	$0.08	$—	$0.15	$—

Distributions declared and paid per limited partner unit in respective periods	$0.348	$—	$0.348	$—

See accompanying notes to condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Partners’ Capital

Six Months Ended June 30, 2013
(unaudited)

			Partners’ Capital						Total
	General	Limited	Common Units		Subordinated Units		General Partner Units		partners’
	partners	partners	Units	Amount	Units	Amount	Units	Amount	capital
Partners’ capital, December 31, 2012	$2,396,062	$341,130,323	—	$—	—	$—	—	$—	$343,526,385
Net income January 1, 2013 - January 18, 2013	5,351	529,743	—	—	—	—	—	—	535,094
Conversion of Partners’ capital for common and subordinated units, Incentive Distribution Rights, and General Partner interest	(2,401,413)	(341,660,066)	4,048,588	74,525,893	14,048,588	258,604,623	593,820	10,930,963	—
Issuance of common units in initial public offering	—	—	11,000,000	180,555,381	—	—	—	—	180,555,381
Vesting of phantom units	—	—	954	—	—	—	—	—	—
General partner contribution	—	—	—	—	—	—	5,841	129,010	129,010
Cash distributions and DERs	—	—	—	(5,323,972)	—	(4,888,909)	—	(206,649)	(10,419,530)
Proceeds from issuance of common units	—	—	285,271	6,302,499	—	—	—	—	6,302,499
Unit-based compensation	—	—	—	567,450	—	—	—	—	567,450
Net income January 19, 2013 - June 30, 2013	—	—	—	2,241,829	—	2,057,569	—	87,743	4,387,141
Partners’ capital, June 30, 2013	$—	$—	15,334,813	$258,869,080	14,048,588	$255,773,283	599,661	$10,941,067	$525,583,430

See accompanying notes to condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2013 and 2012
(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$4,922,235	$2,239,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,850,513	19,661,207
Amortization of debt issue costs and other	924,215	766,949
Unit-based compensation expense	567,450	—
Net loss on sale of assets	104,458	203,292
Net gain on change in fair value of interest rate swap	—	(1,483,188)
Changes in assets and liabilities:
Accounts receivable and advances to employees	(2,121,705)	(495,320)
Inventory	(1,665,083)	(225,607)
Prepaids	369,978	498,198
Other noncurrent assets	3,838,108	(590,780)
Accounts payable	(7,073,840)	(5,182,007)
Accrued liabilities and deferred revenue	1,792,908	2,630,048
Net cash provided by operating activities	25,509,237	18,022,012

Cash flows from investing activities:
Capital expenditures	(52,889,261)	(106,594,596)
Proceeds from sale of property and equipment	70,717	1,281,305
Net cash used in investing activities	(52,818,544)	(105,313,291)

Cash flows from financing activities:
Proceeds from short-term and long-term debt	101,142,544	147,093,076
Payments on short-term and long-term debt	(250,456,736)	(58,237,439)
Net proceeds from issuance of common units	180,555,381	—
Cash distributions	(4,030,300)	—
General partner contribution	129,010	—
Financing Costs	(30,592)	(1,560,858)
Net cash provided by financing activities	27,309,307	87,294,779
Increase in cash and cash equivalents	—	3,500
Cash and cash equivalents, beginning of period	6,500	3,000
Cash and cash equivalents, end of period	$6,500	$6,500
Supplemental cash flow information:
Cash paid for interest	$5,480,472	$7,779,929
Cash paid for taxes	$196,091	$154,785

See accompanying notes to condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)   Organization and Summary of Significant Accounting Policies

(a)   Organization

USA Compression Partners, LP (the “Partnership”) is a publicly traded Delaware limited partnership formed to own and operate the business conducted by its subsidiaries. The common units representing limited partner interests in the Partnership are listed on the New York Stock Exchange (“NYSE”) under the symbol “USAC.” USA Compression GP, LLC, the general partner of the Partnership (“General Partner”), is owned by USA Compression Holdings, LLC (“USA Compression Holdings”). Unless the context requires otherwise, references to “we,” “us,” “our,” or “the Partnership” are intended to mean the business and operations of USA Compression Partners, LP and its consolidated subsidiaries. On January 18, 2013, the Partnership completed its initial public offering (“IPO”) pursuant to a Registration Statement on Form S-1, as amended (Reg. No. 333-174803), that was declared effective on January 14, 2013 (the “Registration Statement”). Under the Registration Statement, the Partnership sold 11,000,000 common units at a price to the public of $18.00 per common unit, which generated net proceeds to the Partnership of $180,555,381 after deducting underwriting discounts and commissions of $12,127,500, structuring fees of $742,500 and offering expenses of $4,574,619, including $139,180 of expenses related to the effective registration statement with the SEC that registers the issuance of up to 4,150,000 of the Partnership’s common units in connection with a distribution reinvestment plan (“DRIP”) . Upon closing of the IPO, USA Compression Holdings received consideration of a 2% general partner interest, 14,048,588 subordinated units, 4,048,588 common units of the Partnership, and all of the Incentive Distribution Rights (“IDRs”) for its prior equity interest.

The Partnership, together with its wholly-owned subsidiary USA Compression Partners, LLC (“Operating Subsidiary”) and Operating Subsidiary’s wholly-owned subsidiary USAC Leasing LLC (“Leasing Subsidiary”), primarily provides natural gas compression services under term contracts with customers in the oil and gas industry, using natural gas compressor packages that it designs, engineers, operates and maintains. The consolidated financial statements as of June 30, 2013 and 2012 include the accounts of the Partnership, the Operating Subsidiary and the Leasing Subsidiary and all intercompany balances and transactions have been eliminated in consolidation.

Our ownership is as follows:

	June 30, 2013
	USA Compression Holdings	Public	Total
General partner interest	2.0%	—	2.0%
Limited partner interest:
Common unitholders	14.4%	36.7%	51.1%
Subordinated unitholders	46.9%	—	46.9%
Total	63.3%	36.7%	100.0%

Partnership net income (loss) is allocated to the partners in proportion to their respective interest in the Partnership.

(b)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared on the same basis as the audited consolidated financial statements included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2012. In the opinion of the Partnership’s management, such financial information reflects all adjustments necessary for a fair presentation of the financial position as of June 30, 2013 and December 31, 2012, and the results of operations, changes in partners’ capital and changes in cash flows for the three months and six months ended June 30, 2013 and 2012, in accordance with accounting principles generally accepted in the United States (“GAAP”). All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, these consolidated financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements for the year ended

December 31, 2012 contained in our Annual Report on Form 10-K filed on March 28, 2013. As the closing of the Partnership’s IPO occurred on January 18, 2013, the earnings and earnings per unit for the six months ended June 30, 2013 have been pro-rated to reflect earnings on a pre-IPO and post-IPO basis.

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

(d)   Intangible Assets

As of June 30, 2013, intangible assets, net consisted of the following:

	Customer Relationships	Trade Names	Total
Balance at December 31, 2012	$67,200,000	$14,352,000	$81,552,000
Amortization	(1,200,000)	(312,000)	(1,512,000)
Balance at June 30, 2013	$66,000,000	$14,040,000	$80,040,000

Intangible assets are amortized on a straight line basis over their estimated useful lives, which is the period over which the assets are expected to contribute directly or indirectly to the Partnership’s future cash flows. As of June 30, 2013, the amortization periods of customer relationships and trade names vary between 25 and 30 years. The expected amortization of the intangible assets for each of the five succeeding years is as follows:

Year ending December 31,	Total
2013 (remaining)	$1,512,000
2014	3,024,000
2015	3,024,000
2016	3,024,000
2017	3,024,000

The Partnership assesses long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is assessed by comparing the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amounts exceed the fair value of the assets. The Partnership did not record any impairment of intangible assets in the six months ended June 30, 2013 or year ended December 31, 2012.

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

The Partnership’s financial instruments consist primarily of cash and cash equivalents, trade accounts receivable, trade accounts payable and long-term debt. The book values of cash and cash equivalents, trade accounts receivable, and trade accounts payable are representative of fair value due to their short term maturity. The carrying amounts of long-term debt approximates fair value based on the interest rates charged on instruments with similar terms and risks.

(2)   Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts of $299,271 and $259,638 at June 30, 2013 and December 31, 2012, respectively, is the Partnership’s best estimate of the amount of probable credit losses in the Partnership’s existing accounts receivable. The Partnership determines the allowance based upon historical write-off experience and specific identification. The Partnership does not have any off-balance-sheet credit exposure related to its customers.

(3)   Property and Equipment

Property and equipment consisted of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Compression equipment	$717,555,235	666,811,135
Furniture and fixtures	560,460	438,556
Automobiles and vehicles	9,282,768	7,587,725
Computer equipment	4,277,448	3,206,311
Leasehold improvements	112,123	97,623
Total	731,788,034	678,141,350
Less accumulated depreciation and amortization	(90,157,717)	(68,011,640)
Total	$641,630,317	610,129,710

The Partnership has no compression units with material customer lease/purchase options. We recognized $11,416,639 and $9,476,773 of depreciation expense on property, plant and equipment for the three months ended June 30, 2013 and 2012, respectively.

As of June 30, 2013 and December 31, 2012, there was $975,035 and $5,940,149, respectively, of property and equipment purchases in accounts payable and accrued liabilities.

(4)   Long-Term Debt

The long-term debt of the Partnership, of which there is no current portion, consisted of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Senior debt	$352,952,018	$502,266,210

On June 1, 2012, the Partnership made a third amendment to the credit agreement whereby the aggregate commitment under the facility increased from $500,000,000 to $600,000,000. In addition, on June 1, 2012, the Partnership entered into the Fourth Amended and Restated Credit Agreement in order to provide a structure that the Partnership believes is more appropriate for a public company than was in the prior credit agreement, including a reduction of the applicable margin for LIBOR loans to a range of 175 to 250 basis points above LIBOR, depending on the Partnership’s leverage ratio. The Fourth Amended and Restated Credit Agreement became effective on January 18, 2013, the closing date of the Partnership’s initial public offering. On January 18, 2013, the Partnership completed its IPO pursuant to the Registration Statement and used the net proceeds from the offering to repay $180,646,751 of indebtedness outstanding under its revolving credit facility.

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

At June 30, 2013, subject to financial covenants, borrowing availability was $247,047,982. The borrowing base consists of eligible accounts receivable, inventory and compression units. The largest component, representing 97% and 95% of the borrowing base at June 30, 2013 and December 31, 2012, respectively, is eligible compression units — compressor packages that are leased, rented or under service contracts to customers and carried in the financial statements as fixed assets.

The revolving credit facility expires in 2015 and the Partnership expects to maintain its facility for the term. The facility is a “revolving credit facility” that includes a “springing” lock box arrangement, whereby remittances from customers are forwarded to a bank account controlled by the Partnership, and the Partnership is not required to use such remittances to reduce borrowings under the facility, unless there is a default or excess availability under the facility is reduced below $20,000,000. The facility qualifies as a refinancing, and, as such, the debt has been classified as long term at June 30, 2013 and December 31, 2012.

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

If an event of default exists under the revolving credit facility, the lenders will be able to accelerate the maturity of the revolving credit facility and exercise other rights and remedies. As of June 30, 2013, the Partnership was in compliance with these financial covenants.

(5)   Partner’s Capital

In connection with the closing of the Partnership’s IPO, USA Compression Holdings converted its interests in the Partnership into 4,048,588 common and 14,048,588 subordinated units and USA Compression GP, LLC converted its general partner interest in the Partnership into a 2.0% general partner interest and the incentive distribution rights. See the condensed consolidated statement of changes in Partners’ Capital.

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

Incentive Distribution Rights

Our general partner holds the incentive distribution rights (“IDRs”). The following table illustrates the percentage allocations of available cash from operating surplus between the unitholders and our general partner based on the specified target distribution levels. The amounts set forth under “Marginal percentage interest in distributions” are the percentage interests of our general partner and the unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column “Total quarterly distribution per unit.” The percentage interests shown for our unitholders and our general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below for our general partner include its 2.0% general partner interest, assume our general partner has contributed any additional capital necessary to maintain its 2.0% general partner interest and has not transferred its incentive distribution rights and there are no arrearages on common units.

	Total quarterly	Marginal percentage interest in distributions
	distribution per unit	Unitholders	General partner
Minimum Quarterly Distribution	$0.425	98%	2%
First Target Distribution	up to $0.4888	98%	2%
Second Target Distribution	above $0.4888 up to $0.5313	85%	15%
Third Target Distribution	above $0.5313 up to $0.6375	75%	25%
Thereafter	above $0.6375	50%	50%

To the extent these incentive distributions are made to our general partner, there will be more Available Cash proportionately allocated to our general partner than to holders of our common and subordinated units.

Within 45 days after the end of each quarter, the Partnership intends to make cash distributions to the members of record on the applicable record date. On May 15, 2013, the Partnership paid a cash distribution for the first quarter of 2013 of approximately $10.3 million to its unitholders of record as of the close of business on May 3, 2013 at the rate of $0.348 per unit on its common and subordinated units. This prorated amount corresponds to 72 days of a quarterly cash distribution rate of $0.435 per unit. Certain limited partners, including USA Compression Holdings, LLC, have elected to receive distributions in the form of additional common units in accordance with the Partnership’s Distribution Reinvestment Plan. Such distributions, which are treated as non-cash transactions in the accompanying statements of cash flows totaled, $6.3 million for the six months ended June 30, 2013.

On July 23, 2013, the Partnership announced a cash distribution of $0.44 per unit on its common and subordinated units. This second quarter distribution corresponds to an annualized distribution rate of $1.76 per unit.

The distribution will be paid on August 14, 2013 to unitholders of record as of the close of business on August 2, 2013. USA Compression Holdings, LLC, the owner of 62.6% of the Partnership’s outstanding common and subordinated units, has informed the Partnership that it intends to reinvest under the Partnership’s Distribution Reinvestment Plan all of this distribution with respect to its units.

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

Pursuant to the partnership agreement, to the extent that the quarterly distributions exceed certain targets, the general partner is entitled to receive certain incentive distributions that will result in more earnings proportionately being allocated to the general partner than to the holders of common and subordinated units. Our earnings per unit calculations, which allocate 2% of earnings to the general partner, assume that, while such distribution to the general partner with respect to its 2% general partner interest was made, no incentive distributions were permitted to be, or were, made to the general partner because quarterly distributions declared by the board of directors for the second quarter of 2013 did not exceed the specified targets.

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

In March 2013, an aggregate of 237,490 phantom units (including the corresponding distribution equivalent rights) were granted under the LTIP to our general partner’s executive officers and employees and independent directors of our general partner. In the three months ending June 30, 2013, an aggregate of 14,947 phantom units (including the corresponding distribution equivalent rights) were granted under the LTIP to Partnership employees who perform services on behalf of the Partnership. The phantom units (including the corresponding distribution equivalent rights) awarded are subject to restrictions on transferability, customary forfeiture provisions and graded vesting provisions generally in which one-third of each award vests on the first, second, and third anniversaries of the date of grant. Award recipients do not have all the rights of a unitholder in the partnership with respect to the phantom units until the units have vested. The term “phantom unit” represents a time-vested unit. Such awards are non-vested until the required service period expires.

The fair value of the phantom units awarded to our general partner’s executive officers, employees and independent directors, was $4,955,000 based on the market price per unit on the date of grant. This amount will be recognized as compensation cost on a straight-line basis over the requisite service period. Our general partner’s executive officers, employees and independent directors were granted these awards to incentive them to help drive the Partnership’s future success and to share in the economic benefits of that success. The compensation costs associated with these awards are recorded as direct general and administrative expenses. During the three and six months ended June 30, 2013, we recognized $488,642 and $567,450, respectively, of compensation expense associated with these awards.

The following table summarizes information regarding phantom unit awards for the periods presented:

	Number of Units	Weighted- Average Grant Date Fair Value per Unit (1)
Phantom units outstanding at December 31, 2012	—	$—
Granted	251,483	$19.70
Phantom units outstanding at June 30, 2013	251,483	$19.70

(1)         Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

The unrecognized compensation cost associated with phantom unit awards was an aggregate $4,387,550 at June 30, 2013. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of 2.6 years.

Each phantom unit granted is granted in tandem with a corresponding distribution equivalent right (“DER”), which shall remain outstanding and unpaid from the grant date until the earlier of the payment or forfeiture of the related phantom units. Each vested DER shall entitle the participant to receive payments in the amount equal to any distributions made by the Partnership following the grant date in respect of the common unit underlying the phantom unit to which such DER relates.

(7)   Transactions with Related Parties

For the six months ended June 30, 2013, the Partnership incurred $49,315 of expenses related to a management fee under an agreement, between USA Compression Holdings, LLC and certain of its affiliates, for services provided January 1, 2013 through January 17, 2013. For the six months ended June 30, 2012, the Partnership incurred $500,000 of management fees under such agreement.

William Shea, who has served as a director of USA Compression GP, LLC since June 2011, is currently a director and the chief executive officer of the general partner of PVR Partners, L.P., or PVR. For the three months ended June 30, 2013 and 2012, subsidiaries of PVR made compression services payments to us of approximately $0.8 million and $0.5 million, respectively. For the six months ended June 30, 2013 and 2012, subsidiaries of PVR made compression services payments to us of approximately $1.5 million and $1.0 million, respectively.

The Partnership provides compression services to affiliated entities controlled by Riverstone, who owns and controls the Partnership’s general partner. For the three months ended June 30, 2013 and 2012, affiliated entities made compression services payments to the Partnership of approximately $0.1 million. For the six months ended June 30, 2013 and 2012, affiliated entities made compression services payments to the Partnership of approximately $0.3 million. The Partnership may provide compression services to additional entities controlled by Riverstone and significant transactions will be disclosed.

(8)   Commitments and Contingencies

(a)   Operating Leases

Rent expense for office space, warehouse facilities and certain corporate equipment for the three months ended June 30, 2013 and 2012, was $385,496 and $249,569, respectively, and for the six months ended June 30, 2013 and 2012, was $737,732 and $557,898, respectively.

Commitments for future minimum lease payments for noncancelable leases as of year ending June 30 are as follows:

2014	$874,588
2015	807,277
2016	776,891
2017	744,562
2018	436,982
Thereafter	271,935
$3,912,235

(b)   Major Customers

The Partnership had revenue from two customers representing 16.0% and 7.4% of total revenue for the three months ended June 30, 2013 and revenue from two customers representing 14.3% and 10.0% of total revenue for the three months ended June 30, 2012. The Partnership had revenue from two customers representing 15.2% and 8.4% of total revenue for the six months ended June 30, 2013 and revenue from two customers representing 13.9% and 10.3% of total revenue for the six months ended June 30, 2012.

(c)   Litigation

The Partnership may be involved in various claims and litigation arising in the ordinary course of business. In management’s opinion, the resolution of such matters is not expected to have a material adverse effect on the Partnership’s consolidated financial position, results of operations or cash flows.

(9)   Subsequent Event

On August 12, 2013, the Partnership entered into an agreement with S&R Compression LLC (“S&R”) and Argonaut Private Equity, L.L.C. (“Argonaut”), pursuant to which the Partnership will acquire from S&R certain assets and assume certain liabilities related to its business of providing compression services to third parties engaged in the exploration, production, gathering, processing, transportation or distribution of oil and gas.  The closing of the transaction is subject to customary conditions, and is expected to occur in the third quarter of 2013. In consideration, the Partnership has agreed, at the closing, to issue to S&R a number of common units representing 20% of all common units and subordinated units of the Partnership issued and outstanding as of the closing, calculated on a fully diluted basis after giving effect to such issuance (but excluding the general partner interests and incentive distribution rights).  The common units will not be registered pursuant to the Securities Act of 1933, as amended (the “Securities Act”), or any applicable state securities laws, and, at the time of issuance, will be restricted securities under the federal securities laws.

At closing, S&R intends to distribute the common units to certain accredited investors who are members or beneficial owners of S&R or its controlling member, Argonaut (the “Holders”).  As a condition to their receipt of common units, the Holders will enter into a Distribution Reinvestment Plan and Lock-Up Agreement (“DRIP Agreement”), pursuant to which the Holders will agree, subject to certain exceptions specified in the DRIP Agreement, to reinvest all distributions in respect of the common units for all periods through and including the quarterly period ending June 30, 2014 in the Partnership’s distribution reinvestment plan.  The obligation of the Holders to reinvest these distributions is conditioned on USA Compression Holdings, LLC and its affiliates making a similar election with respect to all common units and subordinated units owned by them.  The DRIP Agreement also prohibits the Holders from selling or otherwise disposing of the common units during the 180 day period following closing.

At closing, the Partnership will also enter into a Registration Rights Agreement with S&R, Argonaut and each Holder (“Registration Rights Agreement”), pursuant to which the Partnership will agree to file, on the earlier of (a) 30 days following the first date on which the Partnership becomes eligible to use Securities and Exchange Commission Form S-3 or (b) the first anniversary of the Closing, a registration statement under the Securities Act to permit the public resale of the common units and providing certain piggyback registration rights in favor of the Holders.  The obligations of the Partnership under the Registration Rights Agreement are subject to customary exceptions.

The Partnership and S&R have also agreed to enter into a requirements contract for compression units at closing (“Requirements Contract”), pursuant to which the Partnership and its subsidiaries will provide S&R with a right of first refusal to fulfill all of the requirements of the Partnership and its subsidiaries for small horsepower compression units until at least June 30, 2017.

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

Overview

General Trends and Outlook

Our average monthly revenue per revenue generating horsepower declined slightly through 2012, as market rates in 2009 and early 2010 were lower than market rates prior to 2009, and as older contracts at higher rates expired, a larger percentage of our contracts were at the lower rates prevalent since 2009. During 2009 and early 2010, we elected to sign shorter term contracts wherever practical to limit our long-term exposure to the lower rates prevalent at the time. Rates improved in the second half of 2010 and remained relatively stable through 2011. While market rates generally improved during 2012 and the first half of 2013, we experienced pricing pressure across the horsepower ranges of our fleet (other than our largest horsepower units), and we expect to continue to experience pricing pressure through 2013. However, over the long term, we expect that continued improved pricing will ultimately improve our average monthly revenue per revenue generating horsepower as contracts that we entered into in 2009 and early 2010 expire and we enter into new contracts at higher rates. We intend to grow the number of large horsepower units in our fleet. While large horsepower units in general allow us to generate higher gross operating margins than lower horsepower units, they also generate lower average monthly revenue per revenue generating horsepower.

Our ability to increase our revenues is dependent in large part on our ability to add new revenue generating compression units to our fleet and increase the utilization of idle compression units. During 2010, we began to see an increase in overall natural gas activity in the U.S. and experienced an increase in demand for our compression services that has continued through 2012 and the first half of 2013. Revenue generating horsepower increased by 10.1% from June 30, 2012 to June 30, 2013. The average revenue generating horsepower increased by 12.4% from the three months ended June 30, 2012 to the three months ended June 30, 2013. We believe the activity levels in the U.S. will continue to increase, particularly in shale plays. We anticipate this activity will result in higher demand for our compression services, which we believe should result in increasing revenues. However, the expected increase in overall natural gas activity and demand for our compression services may not occur for a variety of reasons. Please read “Disclosure Regarding Forward-Looking Statements”.

Operating Highlights

The following table summarizes certain horsepower and horsepower utilization percentages for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Fleet horsepower (at period end)(1)	968,178	858,900	968,178	858,900
Revenue generating horsepower (at period end)(2)	836,427	759,498	836,427	759,498
Average revenue generating horsepower(3)	829,684	738,186	815,629	709,124
Revenue generating compression units (at period end)	1,001	948	1,001	948
Horsepower utilization(4):
At period end	94.0%	94.9%	94.0%	94.9%
Average for the period(5)	94.1%	95.4%	93.3%	95.6%

(1)         Fleet horsepower is horsepower for compression units that have been delivered to us (and excludes units on order). As of June 30, 2013, 47,675 horsepower had been delivered and 48,750 horsepower is expected to be delivered between July 2013 and November 2013.

(2)         Revenue generating horsepower is horsepower under contract for which we are billing a customer.

(3)         Calculated as the average of the month-end horsepower per revenue generating horsepower for each of the months in the period.

(4)         Horsepower utilization is calculated as (i)(a) revenue generating horsepower plus (b) horsepower in our fleet that is under contract, but is not yet generating revenue plus (c) horsepower not yet in our fleet that is under contract not yet generating revenue and that is subject to a purchase order, divided by (ii) total available horsepower less idle horsepower that is under repair. Horsepower utilization based on revenue generating horsepower and fleet horsepower at each applicable period end was 86.4%, 85.7% and 88.4% for the quarters ended June 30, 2013, March 31, 2013 and June 30, 2012, respectively.

(5)         Calculated as the average utilization for the months in the period based on utilization at the end of each month in the period. Average horsepower utilization based on revenue generating horsepower and fleet horsepower for each applicable period was 86.3%, 86.1% and 89.2% for the quarters ended June 30, 2013, March 31, 2013 and June 30, 2012, respectively.

	Three Months Ended June 30		Percent	Six Months Ended June 30		Percent
	2013	2012	Change	2013	2012	Change
Other Financial Data:
Gross Operating Margin(1)	$23,179	$19,748	17.4%	$45,363	$37,850	19.8%
Adjusted EBITDA(2)	$18,122	$15,493	17.0%	$35,567	$29,745	19.6%
Gross operating margin percentage(3)	69.6%	68.4%	1.7%	68.8%	67.6%	1.8%
Adjusted EBITDA percentage(3)	54.4%	53.7%	1.3%	54.8%	53.1%	3.2%

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

The following table reconciles gross operating margin to operating income, its most directly comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Revenues:
Contract operations	$33,144	$28,355	$65,040	$54,906
Parts and service	166	515	874	1,088
Total revenues	33,310	28,870	65,914	55,994
Cost of operations, exclusive of depreciation and amortization	10,131	9,122	20,551	18,144
Gross operating margin	23,179	19,748	45,363	37,850
Other operating and administrative costs and expenses:
Selling, general and administrative	5,548	4,724	10,443	8,418
Depreciation and amortization	12,173	10,233	23,851	19,661
(Gain) loss on sale of assets	130	42	104	203
Total other operating and administrative costs and expenses	17,851	14,999	34,398	28,282
Operating income	$5,328	$4,749	$10,965	$9,568

(2)         For a reconciliation of Adjusted EBITDA, a non-GAAP financial measure, to net income and cash flows from operating activities, its most directly comparable GAAP financial measures, see “Non-GAAP Financial Measures.”

(3)         Gross operating margin percentage and Adjusted EBITDA percentage are calculated as a percentage of revenue.

Gross operating margin, as a percentage of total revenues, increased to 69.6% for the three months ended June 30, 2013 from 68.4% for the three months ended June 30, 2012. The increase in gross operating margin was primarily attributable to a 15.4% increase in total revenues when comparing the periods due to an increase in average revenue generating horsepower and an average revenue per revenue generating horsepower, and offset by an 11.1% increase in cost of operations. Average revenue generating horsepower increased from 738,186 for the three months ended June 30, 2012 to 829,684 for the three months ended June 30, 2013, an increase of 12.4%. Average revenue per revenue generating horsepower per month increased to $13.55 for the three months ended June 30, 2013 from $13.38 for the three months ended June 30, 2012, an increase of 1.3%. The increase in cost of operations is attributable to (1) a $0.4 million increase in lubrication oil expenses due to a 21.4% increase in gallons consumed, (2) a $0.2 million increase in safety training expense and (3) a $0.8 million increase in labor and salaries, all of which are attributable to the increase in our fleet size.

Gross operating margin, as a percentage of total revenues, increased to 68.8% for the six months ended June 30, 2013 from 67.6% for the six months ended June 30, 2012. The increase in gross operating margin was primarily attributable to a 17.7% increase in total revenues when comparing the periods due to an increase in average revenue generating horsepower and an increase in average revenue per revenue generating horsepower, and offset by a 13.3% increase in cost of operations. Average revenue generating horsepower increased from 709,124 for the six months ended June 30, 2012 to 815,629 for the six months ended June 30, 2013, an increase of 15.0%. Average revenue per revenue generating horsepower per month increased to $13.57 for the six months ended June 30, 2013 from $13.41 for the six months ended June 30, 2012, an increase of 1.2%. The increase in cost of operations is attributable to (1) a $0.5 million increase in lubrication oil expenses due to a 14.4% increase in gallons consumed, (2) a $0.4 million increase in safety training expense and (3) a $1.4 million increase in labor and salaries, all of which are attributable to the increase in the our fleet size.

Financial Results of Operations

Three months ended June 30, 2013 compared to the three months ended June 30, 2012

The following table summarizes our results of operations for the periods presented:

	Three Months Ended
	June 30,		Percent
	2013	2012	Change
	(in thousands)
Revenues:
Contract operations	$33,144	$28,355	16.9%
Parts and service	166	515	(67.8)%
Total revenues	33,310	28,870	15.4%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	10,131	9,122	11.1%
Selling, general and administrative	5,548	4,724	17.4%
Depreciation and amortization	12,173	10,233	19.0%
(Gain) loss on sale of assets	130	42	209.5%
Total costs and expenses	27,982	24,121	16.0%
Operating income	5,328	4,749	12.2%
Other income (expense):
Interest expense	(2,871)	(3,715)	(22.7)%
Other	2	11	(81.8)%
Total other expense	(2,869)	(3,704)	(22.5)%
Income before income tax expense	2,459	1,045	135.3%
Income tax expense	58	48	20.8%
Net income	$2,401	$997	140.8%

Contract operations revenue. Contract operations revenue was $33.1 million for the three months ended June 30, 2013 compared to $28.4 million during the three months ended June 30, 2012, an increase of 16.9%, primarily due to an increase in average revenue generating horsepower and an increase in average revenue per revenue generating horsepower. Average revenue generating horsepower increased from 738,186 for the three months ended June 30, 2012 to 829,684 for the three months ended June 30, 2013, an increase of 12.4%. Average revenue per revenue generating horsepower per month increased from $13.38 for the three months ended June 30, 2012 to $13.55 for the three months ended June 30, 2013, an increase of 1.3%. Revenue generating horsepower was 836,427 at June 30, 2013 compared to 759,498 at June 30, 2012, a 10.1% increase.

Parts and service revenue. Parts and service revenue was $0.2 million for the three months ended June 30, 2013 compared to $0.5 million during the three months ended June 30, 2012, a 67.8% decrease.

Cost of operations, exclusive of depreciation and amortization. Cost of operations was $10.1 million for the three months ended June 30, 2013 compared to $9.1 million for the three months ended June 30, 2012, an increase of 11.1%. The increase in cost of operations is attributable to (1) a $0.4 million increase in lubrication oil expenses due to a 21.4% increase in gallons consumed, (2) a $0.2 million increase in safety training expense and (3) a $0.8 million increase in labor and salaries, all of which are attributable to the increase in our fleet size. The cost of operations was 30.4% of revenue for the three months ended June 30, 2013 as compared to 31.6% for the three months ended June 30, 2012.

Selling, general and administrative expense. Selling, general and administrative expense was $5.5 million for the three months ended June 30, 2013 compared to $4.7 million for the three months ended June 30, 2012, an increase of 17.4%. Approximately $0.3 million of the increase in selling, general and administrative expense related to salary increases due to an increase in employee headcount to support operations and sales management and certain executive positions to operate as a public company. Additionally, the Partnership expensed $0.5 million of unit-based compensation expense due to the issuance of phantom units under the Partnership’s Long Term Incentive Program. Other increases include (1) a $0.4 million increase due to professional fees for public company related expenses, (2) a $0.1 million increase due to office rent, (3) a $0.2 million increase in sales support services and (4) a $0.1 million increase in business and property insurance, all of which are attributable to increased employee headcount and support services, offset by a $0.5 million decrease in management fees that are not paid by the Partnership as a public company. The selling, general and administrative employee headcount was 66 at June 30, 2013, a 1.5% increase from June 30, 2012. The selling, general and administrative employee headcount increased to support the continued growth of the business. Selling, general and administrative expense represented 16.7% and 16.4% of revenue for the three months ended June 30, 2013 and 2012, respectively.

Depreciation and amortization expense. Depreciation and amortization expense was $12.2 million for the three months ended June 30, 2013 compared to $10.2 million for the three months ended June 30, 2012, an increase of 19.0%. The increase is related to an increase in property, plant and equipment of 13.8% over these periods.

Interest expense. Interest expense was $2.9 million for the three months ended June 30, 2013 compared to $3.7 million for the three months ended June 30, 2012, a decrease of 22.7%. Included in interest expense is amortization of deferred loan costs of $0.5 million and $0.4 million for the three months ended June 30, 2013 and 2012, respectively. Average borrowings outstanding under our revolving credit facility were $345.7 million for the three months ended June 30, 2013 compared to $423.0 million for the three months ended June 30, 2012. Average borrowings were lower due to IPO proceeds less equipment purchases. Interest expense for both periods was related to borrowings under our revolving credit facility. Our revolving credit facility had an average interest rate of 2.44% and 2.99% at June 30, 2013 and 2012, respectively. The composite fixed interest rate for $105.0 million of notional coverage under three interest rate swap instruments was 2.73% at June 30, 2012, of which interest rate swaps expired in 2012.

Income tax expense. We accrued approximately $58,000 and $48,000 in franchise tax for the three months ended June 30, 2013 and 2012, respectively, as a result of the Texas franchise tax. This tax is reflected in our financials as income tax in accordance with FASB ASC 740, which requires this classification for reporting purposes.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012

The following table summarizes our results of operations for the periods presented:

	Six Months Ended
	June 30,		Percent
	2013	2012	Change
	(in thousands)
Revenues:
Contract operations	$65,040	$54,906	18.5%
Parts and service	874	1,088	(19.7)%
Total revenues	65,914	55,994	17.7%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	20,551	18,144	13.3%
Selling, general and administrative	10,443	8,418	24.1%
Depreciation and amortization	23,851	19,661	21.3%
Loss on sale of assets	104	203	(48.8)%
Total costs and expenses	54,949	46,426	18.4%
Operating income	10,965	9,568	14.6%
Other income (expense):
Interest expense	(5,934)	(7,249)	(18.1)%
Other	5	16	(68.8)%
Total other expense	(5,929)	(7,233)	(18.0)%
Income before income tax expense	5,036	2,335	115.7%
Income tax expense	114	96	18.8%
Net income	$4,922	$2,239	119.8%

Contract operations revenue. Contract operations revenue was $65.0 million for the six months ended June 30, 2013 compared to $54.9 million during the six months ended June 30, 2012, an increase of 18.5%, primarily due to an increase in average revenue generating horsepower and an increase in average revenue per revenue generating horsepower. Average revenue generating horsepower increased from 709,124 for the six months ended June 30, 2012 to 815,629 for the six months ended June 30, 2013, an increase of 15.0%. Average revenue per revenue generating horsepower per month increased from $13.41 for the six months ended June 30, 2012 to $13.57 for the six months ended June 30, 2013, an increase of 1.2%. Revenue generating horsepower was 836,427 at June 30, 2013 compared to 759,498 at June 30, 2012, a 10.1% increase.

Parts and service revenue. Parts and service revenue was $0.9 million for the six months ended June 30, 2013 compared to $1.1 million during the six months ended June 30, 2012, a 19.7% decrease.

Cost of operations, exclusive of depreciation and amortization. Cost of operations was $20.6 million for the six months ended June 30, 2013 compared to $18.1 million for the six months ended June 30, 2012, an increase of 13.3%. The increase in cost of operations is attributable to (1) a $0.5 million increase in lubrication oil expenses due to a 14.4% increase in gallons consumed, (2) a $0.4 million increase in safety training expense and (3) a $1.4 million increase in labor and salaries, all of which are attributable to the increase in our fleet size. The cost of operations was 31.2% of revenue for the six months ended June 30, 2013 as compared to 32.4% for the six months ended June 30, 2012.

Selling, general and administrative expense. Selling, general and administrative expense was $10.4 million for the six months ended June 30, 2013 compared to $8.4 million for the six months ended June 30, 2012, an increase of 24.1%. Approximately $0.5 million of the increase in selling, general and administrative expense related to salary increases due to an increase in employee headcount to support operations and sales management and certain executive positions to operate as a public company. Additionally, the Partnership expensed $0.6 million of unit-based compensation expense due to the issuance of phantom units under the Partnership’s Long Term Incentive Program that was approved in March of 2013. Other increases include (1) $0.6 million due to professional fees and outside services for public company related expenses, (2) $0.2 million due to increased computer and software expenses, (3) $0.3 million in sales support services and (4) $0.3 million of increased business and property insurance, all of which are attributable to increased employee headcount and support services, offset by a $0.5 million decrease in management fees that are not paid by the Partnership as a public company. The selling, general and administrative employee headcount was 66 at June 30, 2013, a 1.5% increase from June 30, 2012. The selling, general and administrative employee headcount increased to support the continued growth of the business. Selling, general and administrative expense represented 15.8% and 15.0% of revenue for the six months ended June 30, 2013 and 2012, respectively.

Depreciation and amortization expense. Depreciation and amortization expense was $23.9 million for the six months ended June 30, 2013 compared to $19.7 million for the six months ended June 30, 2012, an increase of 21.3%. The increase is related to an increase in property, plant and equipment of 13.8% over these periods.

Interest expense. Interest expense was $5.9 million for the six months ended June 30, 2013 compared to $7.2 million for the six months ended June 30, 2012, a decrease of 18.1%. Included in interest expense is amortization of deferred loan costs of $0.9 million and $0.8 million for the six months ended June 30, 2013 and 2012, respectively. Average borrowings outstanding under our revolving credit facility were $354.1 million for the six months ended June 30, 2013 compared to $400.9 million for the six months ended June 30, 2012. Average borrowings were lower due to IPO proceeds less equipment purchases.  Interest expense for both periods was related to borrowings under our revolving credit facility. Our revolving credit facility had an average interest rate of 2.45% and 3.00% at June 30, 2013 and 2012, respectively. The composite fixed interest rate for $105.0 million of notional coverage under three interest rate swap instruments was 2.73% at June 30, 2012, of which interest rate swaps expired in 2012.

Income tax expense. We accrued approximately $114,000 and $96,000 in franchise tax for the six months ended June 30, 2013 and 2012, respectively, as a result of the Texas franchise tax. This tax is reflected in our financials as income tax in accordance with FASB ASC 740, which requires this classification for reporting purposes.

Liquidity and Capital Resources

The following table summarizes our sources and uses of cash for the six months ended June 30, 2013 and 2012 as of the end of the periods presented:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$25,509	$18,022
Net cash used in investing activities	(52,819)	(105,313)
Net cash provided by financing activities	27,309	87,295

Net cash provided by operating activities. Net cash provided by operating activities increased to $25.5 million for the six months ended June 30, 2013, from $18.0 million for the six months ended June 30, 2012. The increase relates primarily to a higher income level in 2013, offset by a $1.5 million lower use of working capital in 2013.

Net cash used in investing activities. Net cash used in investing activities decreased to $52.8 million for the six months ended June 30, 2013, from $105.3 million for the six months ended June 30, 2012. The decrease relates primarily to lower capital expenditures of $52.9 million during the six months ended June 30, 2013, offset by $0.1 million of proceeds from the sale of equipment during the six months ended June 30, 2013.

Net cash provided by financing activities. Net cash provided by financing activities was $27.3 million for the six months ended June 30, 2013, compared to $87.3 million for the six months ended June 30, 2012. The change is due to lower net borrowings under our revolving credit facility for the six months ended June 30, 2013 due to the initial public offering proceeds that were used to pay down debt versus net borrowings for the six months ended June 30, 2012, which related to higher levels of expansion capital expenditures.

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

We expect that our maintenance capital expenditure requirements will continue to increase as the overall size and age of our fleet increases. Our aggregate maintenance capital expenditures for the six months ended June 30, 2013 and 2012 were $6.8 million and $7.5 million, respectively.

Given our growth objective, we anticipate that we will continue to make significant expansion capital expenditures. Our expansion capital expenditures for the six months ended June 30, 2013 and 2012 were $46.1 million and $107.1 million, respectively.

In addition to organic growth, we may also consider a variety of assets or businesses for potential acquisition. We expect to fund any future acquisitions primarily with capital from external financing sources, such as issuance of debt and equity securities, including our issuance of additional common units and future debt offerings.

Description of Revolving Credit Facility

On June 1, 2012, we entered into the Fourth Amended and Restated Credit Agreement in order to provide a structure that is more appropriate for a public company than was our prior credit agreement. The Fourth Amended and Restated Credit Agreement became effective on January 18, 2013, the closing date of our initial public offering. On December 10, 2012, we amended the Fourth Amended and Restated Credit Agreement to extend the periods during which the maximum funded debt to EBITDA ratio thresholds will apply. In addition, borrowing availability under the revolving credit facility was linked to our asset base, with the increased maximum capacity of $600 million (subject to a further potential increase of $50 million). The revolving credit facility is secured by a first priority lien against our assets and matures on October 5, 2015, at which point all amounts outstanding will become due.

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

Our Fourth Amended and Restated Credit Agreement permits us to make distributions of available cash to unitholders so long as (a) no default or event of default under the facility occurs or would result from the distribution, (b) immediately prior to and after giving effect to such distribution, we are in compliance with the facility’s financial covenants and (c) immediately after giving effect to such distribution, we have availability under the revolving credit facility of at least $20 million. In addition, the amended and restated credit agreement contains various covenants that may limit, among other things, our ability to:

•                  grant liens;

•                  make certain loans or investments;

•                  incur additional indebtedness or guarantee other indebtedness;

•                  subject to exceptions, enter into transactions with affiliates;

•                  sell our assets; or

•                  acquire additional assets.

Our Fourth Amended and Restated Credit Agreement also contains financial covenants requiring us to maintain:

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

As of June 30, 2013, we were in compliance with all of the covenants under our current credit agreement.

Distributions to Unitholders

On May 15, 2013, the Partnership paid a cash distribution for the first quarter of 2013 of approximately $10.3 million to its unitholders of record as of the close of business on May 3, 2013 at the rate of $0.348 per unit on its common and subordinated units. This prorated amount corresponds to 72 days of a quarterly cash distribution rate of $0.435 per unit. On July 23, 2013, the Partnership announced a cash distribution for the second quarter of 2013 of $0.44 per unit on its common and subordinated units, to be paid on August 14, 2013 to unitholders of record as of the close of business on August 2, 2013. USA Compression Holdings, LLC, the owner of 62.6% of the Partnership’s outstanding common and subordinated units, has elected to reinvest under the Partnership’s Distribution Reinvestment Plan all of this distribution with respect to its units.

Distribution Reinvestment Plan

We have an effective registration statement with the SEC that registers the issuance of up to 4,150,000 of our common units in connection with a distribution reinvestment plan (“DRIP”). The DRIP provides unitholders of record and beneficial owners of our common units a means by which they can increase the number of common units they own by reinvesting the quarterly cash distributions they would otherwise receive into the purchase of additional common units. This registration statement became effective on July 2, 2013. As of June 30, 2013, 285,271 common units had been issued under this registration statement in connection with the first quarter distribution.

Total Contractual Cash Obligations

The following table summarizes our total contractual cash obligations as of June 30, 2013:

	Payments Due by Period
	Total	1 year	2 - 3 years	4-5 years	More than 5 years
	(in thousands)
Contractual Obligations
Long-term debt(1)	$352,952	$—	$352,952	$—	$—
Interest on long-term debt obligations(2)	19,560	8,612	10,948	—	—
Equipment/capital purchases(3)	42,220	42,220	—	—	—
Operating lease obligations(4)	3,912	874	1,584	1,182	272
Total contractual cash obligations	$418,644	$51,706	$365,484	$1,182	$272

(1)         Represents future principal repayments under our revolving credit facility.

(2)         Represents future interest payments under our revolving credit facility based on the interest rate at June 30, 2013 of 2.44%.

(3)         Represents commitments for new compression units that are being fabricated.

(4)         Represents commitments for future minimum lease payments for noncancelable leases.

Non-GAAP Financial Measures

We define Adjusted EBITDA as our net income before interest expense, income taxes, depreciation expense, impairment of compression equipment, unit-based compensation expense, restructuring charges and management fees. We view Adjusted EBITDA as one of our primary management tools, and we track this item on a monthly basis both as an absolute amount and as a percentage of revenue compared to the prior month, year-to-date and prior year and to budget. Adjusted EBITDA is used as a supplemental financial measure by our management and external users of our financial statements, such as investors and commercial banks, to assess:

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

Adjusted EBITDA does not include interest expense, income taxes, depreciation expense, impairment of compression equipment, unit-based compensation expense, restructuring charges and management fees. Because we borrow money under our revolving credit facility and have historically utilized operating leases to finance our operations, interest expense and operating lease expense are necessary elements of our costs. Because we use capital assets, depreciation and impairment of compression equipment is also a necessary element of our costs. Unit-based compensation expense related to equity awards to employees is also necessary to operate our business. Therefore, measures that exclude these elements have material limitations. To compensate for these limitations, we believe that it is important to consider both net income and net cash provided by operating activities determined under GAAP, as well as Adjusted EBITDA, to evaluate our financial performance and our liquidity. Our Adjusted EBITDA excludes some, but not all, items that affect net income and net cash provided by operating activities, and these measures may vary among companies. Management compensates for the limitations of Adjusted EBITDA as an analytical tool by reviewing the comparable GAAP measures, understanding the differences between the measures and incorporating this knowledge into management’s decision making processes.

The following table reconciles Adjusted EBITDA to net income and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$2,401	$997	$4,922	$2,239
Interest expense	2,871	3,715	5,934	7,249
Depreciation and amortization	12,173	10,233	23,851	19,661
Income taxes	58	48	114	96
Unit-based compensation expense	489	—	567	—
Riverstone management fee(1)	—	500	49	500
Other	130	—	130	—
Adjusted EBITDA	$18,122	$15,493	$35,567	$29,745
Interest expense	(2,871)	(3,715)	(5,934)	(7,249)
Income tax expense	(58)	(48)	(114)	(96)
Unit-based compensation expense	(489)	—	(567)	—
Riverstone management fee	—	(500)	(49)	(500)
Other	959	(361)	1,466	(512)
Changes in operating assets and liabilities:
Accounts receivable and advance to employee	(471)	(56)	(2,122)	(495)
Inventory	(634)	1,351	(1,665)	(226)
Prepaids	465	126	370	498
Other non-current assets	(4)	(428)	3,838	(591)
Accounts payable	285	908	(7,074)	(5,182)
Accrued liabilities and deferred revenue	845	728	1,793	2,630
Net cash provided by operating activities	$16,149	$13,498	$25,509	$18,022

(1)         Represents management fees of $49,315 paid to Riverstone for services performed prior to January 18, 2013, the closing date of the Partnership’s initial public offering. As these fees will not be paid by us as a public company, we believe it is useful to investors to view our results excluding these fees.

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

The following table reconciles our net income to distributable cash flow for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$2,401	$997	$4,922	$2,239
Plus: Non-cash interest expense	471	404	924	767
Plus: Depreciation and amortization	12,173	10,233	23,851	19,661
Plus: Unit-based compensation expense	489	—	567	—
Less: Maintenance capital expenditures(1)	3,667	4,859	6,785	7,453
Distributable cash flow	$11,867	$6,775	$23,479	$15,214

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

As of June 30, 2013 we had approximately $353.0 million of variable-rate outstanding indebtedness at a weighted-average interest rate of 2.45%. A 1% increase in the effective interest rate on our variable-rate outstanding debt at June 30, 2013 would result in an annual increase in our interest expense of approximately $3.5 million.

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

ITEM 4.                        Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2013 at the reasonable assurance level.

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

ITEM 5.                        Other Information

On August 12, 2013, the Partnership entered into a Contribution Agreement (the “Contribution Agreement”) with S& R Compression LLC (“S&R”) and Argonaut Private Equity, L.L.C. (“Argonaut”), pursuant to which, among other things, the Partnership will acquire from S&R certain assets and assume certain liabilities related to its business of providing compression services to third parties engaged in the exploration, production, gathering, processing, transportation or distribution of oil and gas (the “Contributed Business”).  The Contribution Agreement contains customary representations, warranties and covenants, including indemnification covenants, in each case on terms, conditions and limitations described in the Contribution Agreement.  The closing of the transactions contemplated by the Contribution Agreement (the “Closing”) is subject to customary conditions, including compliance with the applicable requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and is expected to occur in the third quarter of 2013.

In consideration for the Contributed Business, the Partnership has agreed, at the Closing, to issue to S&R a number of common units (the “New Common Units”) representing 20% of all common units and subordinated units of the Partnership issued and outstanding as of the Closing, calculated on a fully diluted basis after giving effect to such issuance (but excluding the general partner interests and incentive distribution rights).  The New Common Units will not be registered pursuant to the Securities Act of 1933, as amended (the “Securities Act”), or any applicable state securities laws, and, at the time of issuance, will be restricted securities under the federal securities laws.

At the Closing, S&R intends to distribute the New Common Units to certain accredited investors who are members or beneficial owners of S&R or its controlling member, Argonaut (the “Holders”).  As a condition to their receipt of New Common Units, the Holders will enter into a Distribution Reinvestment Plan and Lock-Up Agreement, the form of which is included as an exhibit to the Contribution Agreement (the “DRIP Agreement”), pursuant to which the Holders will agree, subject to certain exceptions specified in the DRIP Agreement, to reinvest all distributions in respect of the New Common Units for all periods through and including the quarterly period ending June 30, 2014 in the Partnership’s distribution reinvestment plan.  The obligation of the Holders to reinvest these distributions is conditioned on USA Compression Holdings, LLC and its affiliates making a similar election with respect to all common units and subordinated units owned by them.  The DRIP Agreement also prohibits the Holders from selling or otherwise disposing of the New Common Units during the 180 day period following the Closing.

At the Closing, the Partnership will also enter into a Registration Rights Agreement with S&R, Argonaut and each Holder, the form of which is included as an exhibit to the Contribution Agreement (the “Registration Rights Agreement”), pursuant to which the Partnership will agree to file, on the earlier of (a) 30 days following the first date on which the Partnership becomes eligible to use Securities and Exchange Commission Form S-3 or (b) the first anniversary of the Closing, a registration statement under the Securities Act to permit the public resale of the New Common Units and providing certain piggyback registration rights in favor of the Holders.  The obligations of the Partnership under the Registration Rights Agreement are subject to customary exceptions.

The Partnership and S&R have also agreed to enter into a requirements contract for compression units at the Closing (the “Requirements Contract”), pursuant to which the Partnership and its subsidiaries will provide S&R with a right of first refusal to fulfill all of the requirements of the Partnership and its subsidiaries for small horsepower compression units until at least June 30, 2017.

A copy of the Contribution Agreement is attached as Exhibit 2.1 to this Quarterly Report on Form 10-Q, is incorporated by reference and is hereby filed.  The description of the Contribution Agreement, the DRIP Election and the Registration Rights Agreement in this Quarterly Report on Form 10-Q is a summary and is qualified in its entirety by reference to the complete text of such agreement.

Cautionary Note Regarding Contribution Agreement

The Contribution Agreement has been included to provide investors with information regarding its terms.  It is not intended to provide any other factual information about the Contributed Business, S&R, Argonaut or USAC.  In particular, the representations and warranties contained in the Contribution Agreement were made only for the purposes of the Contribution Agreement as of the specific dates therein, and were solely for the benefit of the parties to the Contribution Agreement.

The representations and warranties contained in the Contribution Agreement may be subject to limitations agreed upon by the parties to the Contribution Agreement and are qualified by information in confidential disclosure schedules provided by S&R and USAC in connection with the signing of the Contribution Agreement.  These confidential disclosure schedules contain information that modifies, qualifies and creates exceptions to the representations and warranties set forth in the Contribution Agreement.  Moreover, certain representations and warranties in the Contribution Agreement may be subject to a standard of materiality provided for in the Contribution Agreement and have been used for the purpose of allocating risk among the parties to the Contribution Agreement, rather than establishing matters of fact.  Information concerning the subject matter of the representations and warranties may also change after the date of the Contribution Agreement, which subsequent information may not be fully disclosed in the parties’ public disclosures.  Accordingly, the representations and warranties in the Contribution Agreement may not constitute the actual state of facts about the Contributed Business, S&R, Argonaut or USAC.  Investors are not third party beneficiaries under the Contribution Agreement and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or conditions of the Contributed Business, S&R, Argonaut or USAC, or any of their respective subsidiaries or affiliates.

ITEM 6.                        Exhibits

Exhibit No.	Description
2.1 **	Contribution Agreement dated August 12, 2013, by and among USA Compression Partners, LP, S&R Compression, LLC and Argonaut Private Equity, L.L.C.

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

*                 Filed herewith.

**          The schedules to this agreement have been omitted from this filing pursuant to Item 601 (b)(2) of Regulation S-K. The Partnership will furnish copies of such schedules to the Securities and Exchange Commission upon request.

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

August 14, 2013	USA Compression Partners, LP

	By:	USA Compression GP, LLC
its General Partner

	By:	/s/ Eric D. Long
Eric D. Long
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Joseph C. Tusa, Jr.
Joseph C. Tusa, Jr.
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1 **	Contribution Agreement dated August 12, 2013, by and among USA Compression Partners, LP, S&R Compression, LLC and Argonaut Private Equity, L.L.C.

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

*                 Filed herewith.

**          The schedules to this agreement have been omitted from this filing pursuant to Item 601 (b)(2) of Regulation S-K. The Partnership will furnish copies of such schedules to the Securities and Exchange Commission upon request.

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