Form 10-Q
period 2013-09-30
USA Compression Partners, LP
filed 2013-11-07
CIK 1522727

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2013

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

As of November 4, 2013, there were 23,078,673 common units and 14,048,588 subordinated units outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1.                        Financial Statements

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except for unit information)

(unaudited)

	September 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$7	$7
Accounts receivable:
Trade	14,030	8,618
Other	193	137
Inventory	7,349	4,215
Prepaid expenses	1,584	1,800
Total current assets	23,163	14,777
Property and equipment, net	815,299	610,130
Identifiable intangible asset-customer relationships	72,072	67,200
Identifiable intangible asset-trade names	13,884	14,352
Identifiable intangible asset-non-compete	881	—
Goodwill	207,763	157,075
Other assets	3,913	9,111
Total assets	$1,136,975	$872,645

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$10,325	$10,651
Accrued liabilities	16,250	5,590
Deferred revenue	11,675	10,612
Total current liabilities	38,250	26,853
Long-term debt	390,306	502,266
Other liabilities	169	—
Partners’ capital:
Limited partner interest:
Common units, 23,078,673 units outstanding at September 30, 2013	443,344	—
Subordinated units, 14,048,588 units outstanding at September 30, 2013	250,316	—
General partner interest: 2% interest with 757,699 equivalent units issued and outstanding at September 30, 2013	14,590	—
Limited partners’ capital	—	341,130
General partner’s capital	—	2,396
Total partners’ capital	708,250	343,526
Total liabilities and partners’ capital	$1,136,975	$872,645

See accompanying notes to condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per unit amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Contract operations	$37,925	$30,379	$102,964	$85,286
Parts and service	437	642	1,311	1,730
Total revenues	38,362	31,021	104,275	87,016

Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	11,922	9,784	32,473	27,928
Selling, general, and administrative	8,313	4,509	18,756	12,927
Depreciation and amortization	13,377	10,929	37,227	30,590
Loss (Gain) on sale of assets	(52)	53	53	257
Total costs and expenses	33,560	25,275	88,509	71,702
Operating income	4,802	5,746	15,766	15,314
Other income (expense):
Interest expense	(3,029)	(4,389)	(8,963)	(11,637)
Other	2	8	7	23
Total other expense	(3,027)	(4,381)	(8,956)	(11,614)
Net income before income tax expense	1,775	1,365	6,810	3,700
Income tax expense	63	48	176	144
Net income	$1,712	$1,317	$6,634	$3,556

Less:
Earnings allocated to general partner prior to initial public offering on January 18, 2013	$—	$13	$5	$36
Earnings available for limited partners prior to initial public offering on January 18, 2013	$—	$1,304	$530	$3,520
Net income subsequent to initial public offering on January 18, 2013	$1,712	$—	$6,099	$—

Net income subsequent to initial public offering allocated to:
General partner’s interest in net income	$34	$—	$122	$—
Limited partners’ interest in net income:
Common units	$941	$—	$3,196	$—
Subordinated units	$737	$—	$2,781	$—

Weighted average common units outstanding:
Basic	17,947	—	16,143	—
Diluted	17,989	—	16,174	—

Weighted average subordinated units outstanding:
Basic and diluted	14,049	—	14,049	—

Net income per common unit:
Basic	$0.05	$—	$0.20	$—
Diluted	$0.05	$—	$0.20	$—

Net income per subordinated unit:
Basic and diluted	$0.05	$—	$0.20	$—

Distributions declared and paid per limited partner unit in respective periods	$0.44	$—	$0.79	$—

See accompanying notes to condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Partners’ Capital

(In thousands, except for unit amounts)

(unaudited)

			Partners’ Capital						Total
	General	Limited	Common Units		Subordinated Units		General Partner Units		Partners’
	Partner	Partners	Units	Amount	Units	Amount	Units	Amount	Capital
Partners’ capital, December 31, 2012	$2,396	$341,130	—	$—	—	$—	—	$—	$343,526
Net income January 1, 2013 - January 18, 2013	5	530	—	—	—	—	—	—	535
Conversion of Partners’ capital for common and subordinated units, Incentive Distribution Rights, and General Partner interest	(2,401)	(341,660)	4,049	74,526	14,049	258,605	594	10,930	—
Issuance of common units in initial public offering	—	—	11,000	180,555	—	—	—	—	180,555
Vesting of phantom units	—	—	3	—	—	—	—	—	—
General partner contribution	—	—	—	—	—	—	164	4,009	4,009
Cash distributions and DERs	—	—	—	(12,154)	—	(11,070)	—	(471)	(23,695)
Proceeds from issuance of common units	—	—	602	14,397	—	—	—	—	14,397
Unit-based compensation	—	—	—	905	—	—	—	—	905
Acquisition of S&R compression assets	—	—	7,425	181,919	—	—	—	—	181,919
Net income January 19, 2013 - September 30, 2013	—	—	—	3,196	—	2,781	—	122	6,099
Partners’ capital, September 30, 2013	$—	$—	23,079	$443,344	14,049	$250,316	758	$14,590	$708,250

See accompanying notes to condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$6,634	$3,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,227	30,590
Amortization of debt issue costs and other	1,396	1,379
Unit-based compensation expense	905	—
Net loss on sale of assets	53	257
Net gain on change in fair value of interest rate swap	—	(2,099)
Changes in assets and liabilities:
Accounts receivable and advances to employees	(5,468)	(1,650)
Inventory	(3,133)	(950)
Prepaids	216	864
Other noncurrent assets	3,838	(806)
Accounts payable	(11,564)	(6,145)
Accrued liabilities and deferred revenue	11,574	5,379
Net cash provided by operating activities	41,678	30,375
Cash flows from investing activities:
Capital expenditures	(108,906)	(148,473)
Proceeds from sale of property and equipment	123	1,353
Acquisitions, net of cash	3,667	—
Net cash used in investing activities	(105,116)	(147,120)
Cash flows from financing activities:
Proceeds from short-term and long-term debt	177,888	206,880
Payments on short-term and long-term debt	(289,848)	(88,549)
Net proceeds from issuance of common units	180,555	—
Cash distributions	(9,129)	—
General partner contribution	4,009
Financing Costs	(37)	(1,582)
Net cash provided by financing activities	63,438	116,749
Increase in cash and cash equivalents	—	4
Cash and cash equivalents, beginning of period	7	3
Cash and cash equivalents, end of period	$7	$7
Supplemental cash flow information:
Cash paid for interest	$7,982	$12,242
Cash paid for taxes	$196	$155

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)         Organization and Summary of Significant Accounting Policies

(a)         Organization

USA Compression Partners, LP (the “Partnership”) is a publicly traded Delaware limited partnership formed to own and operate the business conducted by its subsidiaries. The common units representing limited partner interests in the Partnership (“Common Units”) are listed on the New York Stock Exchange (“NYSE”) under the symbol “USAC.” USA Compression GP, LLC, the general partner of the Partnership (“General Partner”), is owned by USA Compression Holdings, LLC (“USA Compression Holdings”). Unless the context requires otherwise, references to “we,” “us,” “our,” or “the Partnership” are intended to mean the business and operations of USA Compression Partners, LP and its consolidated subsidiaries and references to the “General Partner” refer to the General Partner and its consolidated subsidiaries. On January 18, 2013, the Partnership completed its initial public offering (“IPO”) pursuant to a Registration Statement on Form S-1, as amended (Reg. No. 333-174803), that was declared effective on January 14, 2013 (the “Registration Statement”). Under the Registration Statement, the Partnership sold 11,000,000 Common Units at a price to the public of $18.00 per Common Unit, which generated net proceeds to the Partnership of $180,555,381 after deducting underwriting discounts and commissions of $12,127,500, structuring fees of $742,500 and offering expenses of $4,574,619, including $139,180 of expenses related to the effective registration statement with the Securities and Exchange Commission (“SEC”) that registered the issuance of up to 4,150,000 of the Partnership’s Common Units in connection with a distribution reinvestment plan (“DRIP”) . Upon closing of the IPO, USA Compression Holdings received consideration of a 2% general partner interest, 14,048,588 subordinated units representing limited partner interests in the Partnership (“Subordinated Units”), 4,048,588 Common Units of the Partnership, and all of the Incentive Distribution Rights (“IDRs”) for its prior equity interest.

On August 30, 2013, the Partnership completed the acquisition of assets and certain liabilities related to the business of providing compression services to third parties engaged in the exploration, production, gathering, processing, transportation or distribution of oil and gas (the “S&R Acquisition”) in exchange for 7,425,261 Common Units, which were valued at $181.9 million at the time of issuance. The S&R Acquisition was consummated pursuant to the Contribution Agreement dated August 12, 2013 (the “Contribution Agreement”) with S&R Compression, LLC, (“S&R”) and Argonaut Private Equity, L.L.C. (“Argonaut”). The S&R Acquisition had an effective date of June 30, 2013. The issuance of Common Units in the S&R Acquisition was not registered pursuant to the Securities Act of 1933, as amended (the “Securities Act”), or any applicable state securities laws, and, at the time of issuance, were restricted securities under the federal securities laws.

The Partnership, together with its wholly-owned subsidiaries USA Compression Partners, LLC (“Operating Subsidiary”) and Operating Subsidiary’s wholly-owned subsidiary USAC Leasing LLC (“Leasing Subsidiary”) and USAC OpCo 2, LLC (“OPCO 2”) and OPCO 2’s wholly-owned subsidiary USAC Leasing 2, LLC (“Leasing 2” and together with Operating Subsidiary, Leasing Subsidiary and OPCO 2, the “Operating Subsidiaries”), primarily provides natural gas compression services under term contracts with customers in the oil and gas industry, using natural gas compressor packages that it designs, engineers, owns, operates and maintains. The consolidated financial statements as of September 30, 2013 and 2012 include the accounts of the Partnership and the Operating Subsidiaries and all intercompany balances and transactions have been eliminated in consolidation.

Our ownership is as follows:

	September 30, 2013
	USA Compression Holdings	Argonaut and affiliates	Public	Total
General partner interest	2.0%	—	—	2.0%
Limited partner interest:
Common unitholders	12.3%	19.6%	29.0%	60.9%
Subordinated unitholders	37.1%	—	—	37.1%
Total	51.4%	19.6%	29.0%	100.0%

Partnership net income (loss) is allocated to the partners in proportion to their respective interest in the Partnership.

(b)         Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared on the same basis as the audited consolidated financial statements included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2012. In the opinion of the Partnership’s management, such financial information reflects all adjustments necessary for a fair presentation of the financial position as of September 30, 2013 and December 31, 2012, and the results of operations, changes in partners’ capital and changes in cash flows for the three months and nine months ended September 30, 2013 and 2012, in accordance with accounting principles generally accepted in the United States (“GAAP”). All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. Therefore, these consolidated financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements for the year ended December 31, 2012 contained in our Annual Report on Form 10-K filed on March 28, 2013. As the closing of the Partnership’s IPO occurred on January 18, 2013, the earnings and earnings per unit for the nine months ended September 30, 2013 have been pro-rated to reflect earnings on a pre-IPO and post-IPO basis.

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

(d)         Intangible Assets

As of September 30, 2013, intangible assets, net consisted of the following (in thousands):

	Customer Relationships	Trade Names	Non-compete	Total
Balance at December 31, 2012	$67,200	$14,352	$—	$81,552
Additions — S&R Acquisition	6,700	—	900	7,600
Amortization	(1,828)	(468)	(19)	(2,315)
Balance at September 30, 2013	$72,072	$13,884	$881	$86,837

Intangible assets are amortized on a straight line basis over their estimated useful lives, which is the period over which the assets are expected to contribute directly or indirectly to the Partnership’s future cash flows. As of September 30, 2013, the amortization periods of identifiable intangible asset - customer relationships and identifiable intangible asset - trade names vary between 20 and 30 years and the amortization period of identifiable intangible asset - non-compete is 4 years.

The expected amortization of the intangible assets for each of the five succeeding years is as follows (in thousands):

Year ending December 31,	Total
2013 (remaining)	$896
2014	3,584
2015	3,584
2016	3,584
2017	3,509

The Partnership assesses long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is assessed by comparing the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amounts exceed the fair value of the assets. The Partnership did not record any impairment of intangible assets in the nine months ended September 30, 2013 or year ended December 31, 2012.

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

(2)         Acquisitions

On August 30, 2013, the Partnership completed the acquisition of assets and certain liabilities related to the business of providing gas lift compression services to third parties engaged in the exploration, production, gathering, processing, transportation or distribution of oil and gas in exchange for 7,425,261 Common Units, which were valued at $181.9 million at the time of issuance. The S&R Acquisition was consummated pursuant to the Contribution Agreement with S&R and Argonaut. The S&R Acquisition had an effective date of June 30, 2013. The issuance of Common Units in the S&R Acquisition was not registered pursuant to the Securities Act, or any applicable state securities laws, and, at the time of issuance, were restricted securities under the federal securities laws. The effective purchase price of $178.3 million, reflects customary effective-date adjustments such as a $3.7 million purchase price adjustment due to working capital changes from the effective date to the closing date.

The transaction was accounted for in accordance with Accounting Standards Codification 805, Business Combinations, (“ASC 805”). The purchase price allocation as of August 30, 2013 is comprised of the following components (in thousands):

Issuance of limited partner units	$181,919
Less cash received for working capital adjustment	(3,666)
Total consideration	178,253

Trucks and Trailers	2,158
Compression equipment	117,784
Computers	23
Intangibles
Customer relationships	6,700
Non-compete	900
Total intangibles	7,600
Goodwill	50,688
Allocation of Purchase Consideration	$178,253

Expenses associated with acquisition activities and transaction activities related to the S&R Acquisition for the nine months ended September 30, 2013 were $1.5 million and are included in selling, general and administrative expenses (“SG&A”). The acquisition was recorded at fair value, which was determined using the cost and market approaches for the fixed assets, the multi-period excess earnings method was used to determine fair value of the customer relationships asset and the with-and-without method was used to determine fair value of the non-compete agreement. In applying these accounting principles, we estimated the fair value of the S&R assets acquired to be $127.6 million. This measurement resulted in the recognition of goodwill totaling approximately $50.7 million. Goodwill was calculated as the excess of the consideration transferred to acquire S&R over the acquisition date estimated fair value of the assets acquired. Goodwill recorded in the S&R Acquisition primarily represents the value of the opportunity to expand into gas lift operations with a high quality fleet, the experience and technical expertise of former S&R employees who have joined USA Compression, and the addition of strategic areas of operations in which the Partnership did not previously have a significant presence. The intangible asset customer relationships will be amortized over a life of 20 years and the intangible asset non-compete will be amortized over a life of 4 years.

Revenue, Net Income and Pro Forma Financial Information — Unaudited

The S&R Acquisition was not included in the Partnership’s consolidated results until the closing date of August 30, 2013. For the period of August 30, 2013 to September 30, 2013, the S&R Acquisition accounted for $3.5 million of revenue, $1.2 million of direct operating expenses and $0.9 million of depreciation and amortization, resulting in $1.4 million of net income. The net income attributable to these assets does not reflect certain expenses, such as SG&A and interest expense; therefore, this information is not intended to report results as if these operations were managed on a stand-alone basis.

The unaudited pro forma financial information was prepared assuming the S&R Acquisition occurred on January 1, 2012. The financial information was derived from the Partnership’s and S&R’s unaudited historical consolidated financial statements for the 2012 and 2013 interim periods.

The pro forma adjustments were based on currently available information and certain estimates and assumptions by management. If the S&R Acquisition had been in effect on the dates or for the periods indicated, the results may have been substantially different. For example, we may have operated the assets differently than S&R, realized service revenue may have been different and costs of operation of the compression assets may have been different. This pro forma financial information is provided for illustrative purposes only and may not provide an indication of results in the future.  The following table presents a summary of our pro forma financial information (in thousands except earnings per share):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Total revenues	$44,934	$37,210	$127,611	$104,322
Net income	$4,440	$1,951	$13,225	$3,455
Net income allocated to:
General partner’s interest in net income	89	—	264	—
Common units interest in net income	2,800	—	8,121	—
Subordinated units interest in net income	1,551	—	4,840	—
Basic and diluted net income per common unit(1):	$0.11	—	$0.34	—
Basic and diluted net income per subordinated unit(1):	$0.11	—	$0.34	—

(1)         The Partnership did not complete its initial public offering until January 18, 2013.  Therefore, earnings per unit information is not applicable for the 2012 period.

For the pro forma financial information, certain information was derived from financial records and certain information was estimated. The sources of information and significant assumptions are described below:

 (a)      Revenues and direct operating expenses for S&R were derived from the historical financial records of S&R. Incremental revenue adjustments related to the S&R Acquisition were $10.3 million and $6.2 million for the three months ended September 30, 2013 and 2012, respectively. Incremental operating costs related to the S&R Acquisition were $4.1 million and $3.2 million for the three months ended September 30, 2013 and 2012, respectively. Incremental revenue adjustments related to the S&R Acquisition were $27.1 million and $17.3 million for the nine months ended September 30, 2013 and 2012, respectively. Incremental operating costs related to the S&R Acquisition were $12.2 million and $8.7 million for the nine months ended September 30, 2013 and 2012, respectively.

 (b)      Depreciation and amortization was estimated using the straight-line method and reflects the incremental depreciation and amortization expense incurred due to adding the compression assets and intangible fair value assets acquired from S&R. Incremental depreciation and amortization was estimated at $2.4 million for the three months ended September 30, 2013 and 2012, and $7.3 million for the nine months ended September 30, 2013 and 2012.

 (c)       Incremental transaction expenses related to the S&R Acquisition were $1.5 million and were assumed to be funded from cash on hand.

 (d)      The S&R Acquisition was financed solely with Common Units issued in consideration for the assets and liabilities acquired as part of the S&R Acquisition.

 (e)       The capital contribution made by the General Partner to maintain its 2% general partner interest in the Partnership in connection with the issuance of Common Units in the S&R Acquisition was used to pay down the Partnership’s revolving credit facility resulting in a reduction of interest expense. Incremental interest expense reductions were estimated at $0.02 million and $0.03 million for the three months ended September 30, 2013 and 2012, respectively, and $0.09 million and $0.08 million for the nine months ended September 30, 2013 and 2012, respectively.

(3)         Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts of $208,983 and $259,638 at September 30, 2013 and December 31, 2012, respectively, is the Partnership’s best estimate of the amount of probable credit losses in the Partnership’s existing accounts receivable. The Partnership determines the allowance based upon historical write-off experience and specific identification. The Partnership does not have any off-balance-sheet credit exposure related to its customers.

(4)         Property and Equipment

Property and equipment consisted of the following at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Compression equipment	$900,173	666,811
Furniture and fixtures	570	439
Automobiles and vehicles	11,913	7,588
Computer equipment	4,981	3,206
Leasehold improvements	116	98
Total	917,753	678,142
Less accumulated depreciation and amortization	(102,454)	(68,012)
Total	$815,299	610,130

We recognized $12,573,943 and $10,173,044 of depreciation expense on property, plant and equipment for the three months ended September 30, 2013 and 2012, respectively.  We recognized $34,912,456 and $28,322,251 of depreciation expense on property, plant and equipment for the nine months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013 and December 31, 2012, there was $11,237,243 and $5,940,149, respectively, of property and equipment purchases in accounts payable and accrued liabilities.

(5)         Long-Term Debt

The long-term debt of the Partnership, of which there is no current portion, consisted of the following at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Senior debt	$390,306	$502,266

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

As of September 30, 2013 we had approximately $390.3 million of variable-rate outstanding indebtedness at a weighted-average interest rate of 2.43%.  At September 30, 2013, subject to financial covenants, borrowing availability was $209,694,474. The borrowing base consists of eligible accounts receivable, inventory and compression units. The largest component, representing 96% and 95% of the borrowing base at September 30, 2013 and December 31, 2012, respectively, is eligible compression units — compressor packages that are leased, rented or under service contracts to customers and carried in the financial statements as fixed assets.

The revolving credit facility expires in 2015 and the Partnership expects to maintain its facility for the term. The facility is a “revolving credit facility” that includes a “springing” lock box arrangement, whereby remittances from customers are forwarded to a bank account controlled by the Partnership, and the Partnership is not required to use such remittances to reduce borrowings under the facility, unless there is a default or excess availability under the facility is reduced below $20,000,000. The facility qualifies as a refinancing, and, as such, the debt has been classified as long term at September 30, 2013 and December 31, 2012.

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

If an event of default exists under the revolving credit facility, the lenders will be able to accelerate the maturity of the revolving credit facility and exercise other rights and remedies. As of September 30, 2013, the Partnership was in compliance with these financial covenants.

(6)         Partner’s Capital

In connection with the closing of the Partnership’s IPO, USA Compression Holdings converted its interests in the Partnership into 4,048,588 Common Units and 14,048,588 Subordinated Units and USA Compression GP, LLC converted its general partner interest in the Partnership into a 2.0% general partner interest and the IDRs. See the condensed consolidated statement of changes in Partners’ Capital.

Subordinated Units

All of the Subordinated Units are held by USA Compression Holdings. The partnership agreement provides that, during the subordination period, the Common Units have the right to receive distributions of Available Cash from Operating Surplus (as defined in our partnership agreement) each quarter in an amount equal to $0.425 per Common Unit (the “Minimum Quarterly Distribution”), plus any arrearages in the payment of the Minimum Quarterly Distribution from Operating Surplus on the Common Units from prior quarters, before any distributions of Available Cash from Operating Surplus may be made on the Subordinated Units. These units are deemed “subordinated” because for a period of time, referred to as the subordination period, the Subordinated Units will not be entitled to receive any distributions from Operating Surplus until the Common Units have received the Minimum Quarterly Distribution plus any arrearages from prior quarters. The practical effect of the Subordinated Units is to increase the likelihood that during the subordination period there will be Available Cash from Operating Surplus to be distributed on the Common Units. The subordination period will end on the first business day after we have earned and paid at least (i) $1.70 (the Minimum Quarterly Distribution on an annualized basis) on each outstanding unit and the corresponding distribution on our general partner’s 2.0% interest for each of three consecutive, non-overlapping four-quarter periods ending on or after December 31, 2015 or (ii) $2.55 (150.0% of the annualized Minimum Quarterly Distribution) on each outstanding unit and the corresponding distributions on our general partner’s 2.0% interest and the related distribution on the incentive distribution rights for the four-quarter period immediately preceding that date. When the subordination period ends, all Subordinated Units will convert into Common Units on a one-for-one basis, and all Common Units thereafter will no longer be entitled to arrearages.

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

Within 45 days after the end of each quarter, the Partnership intends to make cash distributions to the partners of record on the applicable record date. On August 14, 2013, the Partnership paid a cash distribution for the second quarter of 2013 of approximately $13.2 million to its unitholders of record as of the close of business on August 2, 2013 at the rate of $0.44 per unit on its Common and Subordinated Units. Certain limited partners, including USA Compression Holdings, LLC, have elected to receive distributions in the form of additional Common Units in accordance with the Partnership’s DRIP. Such distributions, which are treated as non-cash transactions in the accompanying statements of cash flows, totaled $8.1 million for the second quarter of 2013.

On October 24, 2013, the Partnership announced a cash distribution of $0.46 per unit on its Common and Subordinated Units. The distribution will be paid on November 14, 2013 to unitholders of record as of the close of business on November 4, 2013. USA Compression Holdings, LLC, the owner of 50.4% of the Partnership’s outstanding limited partner interests, and Argonaut Private Equity and certain of its affiliates, the owners of 19.2% of the Partnership’s outstanding limited partner interests, have elected to reinvest all of this distribution with respect to their units pursuant to the Partnership’s DRIP.

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

Pursuant to the partnership agreement, to the extent that the quarterly distributions exceed certain targets, the general partner is entitled to receive certain incentive distributions that will result in more earnings proportionately being allocated to the general partner than to the holders of Common and Subordinated Units. Our earnings per unit calculations, which allocate 2% of earnings to the general partner, assume that, while such distribution to the general partner with respect to its 2% general partner interest was made, no incentive distributions were permitted to be, or were, made to the general partner because quarterly distributions declared by the board of directors for the third quarter of 2013 did not exceed the specified targets.

(7)         Equity-based Awards

Long-Term Incentive Plan

In connection with the Partnership’s IPO, the Board adopted the USA Compression Partners, LP 2013 Long-Term Incentive Plan (“LTIP”) for employees, consultants and directors of the general partner and any of its affiliates who perform services for the Partnership. The LTIP consists of unit options, unit appreciation rights, restricted units, phantom units, distribution equivalent rights, unit awards, profits interest units and other unit-based awards. The LTIP initially limits the number of Common Units that may be delivered pursuant to awards under the plan to 1,410,000 Common Units. Common Units that are forfeited, cancelled, exercised, paid, or otherwise terminate or expire without the actual delivery of units will be available for delivery pursuant to other awards. The LTIP will be administered by the Board or a committee thereof.

In March 2013, an aggregate of 237,490 phantom units (including the corresponding distribution equivalent rights) were granted under the LTIP to our general partner’s executive officers and employees and independent directors of our general partner. In the three months ending June 30, 2013, an aggregate of 14,947 phantom units (including the corresponding distribution equivalent rights) were granted under the LTIP to employees of the general partner who perform services on behalf of the Partnership, no phantom units were issued during the three months ended September 30, 2013. The phantom units (including the corresponding distribution equivalent rights) awarded are subject to restrictions on transferability, customary forfeiture provisions and time vesting provisions generally in which one-third of each award vests on the first, second, and third anniversaries of the date of grant. Award recipients do not have all the rights of a unitholder in the partnership with respect to the phantom units until the units have vested.

The fair value of the phantom units awarded to our general partner’s executive officers, employees and independent directors, was $4,955,000 based on the market price per unit on the date of grant. This amount will be recognized as compensation cost on a straight-line basis over the requisite service period. Our general partner’s executive officers, employees and independent directors were granted these awards to incentivize them to help drive the Partnership’s future success and to share in the economic benefits of that success. The compensation costs associated with these awards are recorded as direct general and administrative expenses. During the three and nine months ended September 30, 2013, we recognized $337,388 and $904,839, respectively, of compensation expense associated with these awards.

The following table summarizes information regarding phantom unit awards for the periods presented:

	Number of Units	Weighted-Average Grant Date Fair Value per Unit (1)
Phantom units outstanding at December 31, 2012	—	$—
Granted	252,437	$19.70
Vested	2,862
Forfeited	35,714
Phantom units outstanding at September 30, 2013	213,861	$19.70

(1)         Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

The unrecognized compensation cost associated with phantom unit awards was an aggregate $3,350,162 at September 30, 2013. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of 2.3 years.

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

(8)         Transactions with Related Parties

For the nine months ended September 30, 2013, the Partnership incurred $49,315 of expenses related to a management fee under an agreement between USA Compression Holdings and certain of its affiliates, for services provided to the Partnership for the period from January 1, 2013 through January 17, 2013. For the nine months ended September 30, 2012, the Partnership incurred $750,000 of management fees under such agreement.

William Shea, who has served as a director of USA Compression GP, LLC since June 2011, is currently a director and the chief executive officer of the general partner of PVR Partners, L.P. (“PVR”). For the three months ended September 30, 2013 and 2012, subsidiaries of PVR made compression services payments to us of approximately $0.8 million and $0.6 million, respectively. For the nine months ended September 30, 2013 and 2012, subsidiaries of PVR made compression services payments to us of approximately $2.2 million and $1.7 million, respectively.

The Partnership provides compression services to affiliated entities controlled by Riverstone, who owns a majority of the membership interest in USA Compression Holdings, which owns and controls the Partnership’s general partner and owns 50.4% of our limited partner interests. For the three months ended September 30, 2013 and 2012, affiliated entities made compression services payments to the Partnership of approximately $0.1 million. For the nine months ended September 30, 2013 and 2012, affiliated entities made compression services payments to the Partnership of approximately $0.4 million. The Partnership may provide compression services to additional entities controlled by Riverstone in the future and any significant transactions will be disclosed.

(9)         Commitments and Contingencies

(a)         Operating Leases

Rent expense for office space, warehouse facilities and certain corporate equipment for the three months ended September 30, 2013 and 2012, was $415,629 and $303,347, respectively, and for the nine months ended September 30, 2013 and 2012, was $1,153,361 and $861,245, respectively.

Commitments for future minimum lease payments for noncancelable leases as of the year ending September 30 are as follows (in thousands):

2014	$1,054
2015	958
2016	855
2017	822
2018	640
Thereafter	769
$5,098

(b)         Major Customers

The Partnership had revenue from two customers representing 14.7% and 7.1% of total revenue for the three months ended September 30, 2013 and revenue from two customers representing 15.1% and 9.4% of total revenue for the three months ended September 30, 2012. The Partnership had revenue from two customers representing 15.0% and 7.9% of total revenue for the nine months ended September 30, 2013 and revenue from two customers representing 14.3% and 9.9% of total revenue for the nine months ended September 30, 2012.

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

•                  changes in the long-term supply of and demand for natural gas and crude oil;

•                  our ability to realize the anticipated benefits of the S&R Acquisition and to integrate the acquired assets with our existing fleet;

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

Overview

We are a growth-oriented Delaware limited partnership and, based on management’s significant experience in the industry, we believe that we are one of the nation’s largest independent providers of compression services in terms of total compression unit horsepower. We partner with a broad customer base composed of producers, processors, gatherers and transporters of natural gas and oil producers. Our focus is to provide compression services to infrastructure applications primarily in high volume gathering systems, processing facilities and transportation applications.

On August 30, 2013, we completed the acquisition of assets and certain liabilities related to the business of providing compression services to third parties engaged in the exploration, production, gathering, processing, transportation or distribution of oil and gas (the “S&R Acquisition”) in exchange for 7,425,261 Common Units, which were valued at approximately $181.9 million at the time of issuance. The S&R Acquisition was consummated pursuant to the Contribution Agreement dated August 12, 2013 (the “Contribution Agreement”) with S&R Compression, LLC, (“S&R”) and Argonaut Private Equity, L.L.C. (“Argonaut”). The S&R Acquisition had an effective date of June 30, 2013. In connection with the S&R Acquisition, the Partnership acquired 982 gas lift compression units with a total horsepower of approximately 138,000.  The issuance of Common Units in the S&R

Acquisition was not registered pursuant to the Securities Act of 1933, as amended (the “Securities Act”), or any applicable state securities laws, and, at the time of issuance, were restricted securities under the federal securities laws.

General Trends and Outlook

Following a period of decreasing market rates in 2009 and 2010, when we elected to sign shorter-term contracts to limit our long-term exposure to lower market rates, rates have improved and generally stabilized starting in 2011 and continuing into this year.  We have experienced some pricing pressure on certain of our midstream compression units, and expect that to continue through the remainder of 2013. However, over the long term, we expect that continued improved pricing will ultimately improve our average monthly revenue per revenue generating horsepower as contracts that we entered into in 2009 and early 2010 expire and we enter into new contracts at higher rates. In our gas lift fleet, we have continued to experience strong market demand and, as a result, attractive pricing. We intend to grow the number of midstream and gas lift horsepower units in our fleet. While midstream horsepower units in general allow us to generate higher gross operating margins than gas lift units, they also generate lower average monthly revenue per revenue generating horsepower.

Our ability to increase our revenues is dependent in large part on our ability to add new revenue generating compression units to our fleet and increase the utilization of idle compression units. During 2010, we began to see an increase in overall natural gas activity in the U.S. and experienced an increase in demand for our compression services that has continued through 2012 and 2013. The generally strong activity in crude oil production in our core gas lift regions has also contributed to increased demand for our services. Revenue generating horsepower increased by 31.6% from September 30, 2012 to September 30, 2013, in part due to the S&R Acquisition. The average revenue generating horsepower increased by 16.6%, primarily due to growth in our core midstream compression business along with the S&R Acquisition, from the three months ended September 30, 2012 to the three months ended September 30, 2013. We believe the natural gas activity levels in the U.S. will continue to increase, particularly in shale plays as well as crude oil production, especially in unconventional resource plays. We anticipate this activity will result in higher demand for our compression services, which we believe should result in increasing revenues. However, the expected increase in overall natural gas and crude oil activity and demand for our compression services may not occur for a variety of reasons. Please read “Disclosure Regarding Forward-Looking Statements”.

Operating Highlights

The following table summarizes certain horsepower and horsepower utilization percentages for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Fleet horsepower (at period end)(1)	1,162,353	889,099	1,162,353	889,099
Revenue generating horsepower (at period end)(2)	1,035,664	786,750	1,035,664	786,750
Average revenue generating horsepower(3)	919,202	788,668	850,153	735,639
Revenue generating compression units (at period end)(4)	2,053	964	2,053	964
Horsepower utilization(5):
At period end	94.5%	93.4%	94.5%	93.4%
Average for the period(6)	94.3%	93.9%	93.6%	95.0%

(1)         Fleet horsepower is horsepower for compression units that have been delivered to us (and excludes units on order).

(2)         Revenue generating horsepower is horsepower under contract for which we are billing a customer.

(3)         Calculated as the average of the month-end horsepower per revenue generating horsepower for each of the months in the period.

(4)   Includes 1,014 of revenue generating gas lift compression units purchased in connection with the S&R Acquisition.

(5)         Horsepower utilization is calculated as (i)(a) revenue generating horsepower plus (b) horsepower in our fleet that is under contract, but is not yet generating revenue plus (c) horsepower not yet in our fleet that is under contract not yet generating revenue and that is subject to a purchase order, divided by (ii) total available horsepower less idle horsepower that is under repair. Horsepower utilization based on revenue generating horsepower and fleet horsepower at each applicable period end was 89.1% and 88.5% for the quarters ended September 30, 2013 and 2012, respectively.

(6)         Calculated as the average utilization for the months in the period based on utilization at the end of each month in the period. Average horsepower utilization based on revenue generating horsepower and fleet horsepower for each applicable period was 87.8% and 89.4% for the quarters ended September 30, 2013 and 2012, respectively.

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2013	2012	Change	2013	2012	Change
Other Financial Data:
Gross Operating Margin(1)	$26,440	$21,237	24.5%	$71,802	$59,088	21.5%
Adjusted EBITDA(2)	$20,151	$16,933	19.0%	$55,587	$46,677	19.1%
Gross operating margin percentage(3)	68.9%	68.5%	0.7%	68.9%	67.9%	1.4%
Adjusted EBITDA percentage(3)	52.5%	54.6%	(3.8)%	53.3%	53.6%	(0.6)%

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

The following table reconciles gross operating margin to operating income, its most directly comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Revenues:
Contract operations	$37,925	$30,379	$102,964	$85,286
Parts and service	437	642	1,311	1,730
Total revenues	38,362	31,021	104,275	87,016
Cost of operations, exclusive of depreciation and amortization	11,922	9,784	32,473	27,928
Gross operating margin	26,440	21,237	71,802	59,088
Other operating and administrative costs and expenses:
Selling, general and administrative	8,313	4,509	18,756	12,927
Depreciation and amortization	13,377	10,929	37,227	30,590
(Gain) loss on sale of assets	(52)	53	53	257
Total other operating and administrative costs and expenses	21,638	15,491	56,036	43,774
Operating income	$4,802	$5,746	$15,766	$15,314

(2)         For a reconciliation of Adjusted EBITDA, a non-GAAP financial measure, to net income and cash flows from operating activities, its most directly comparable GAAP financial measures, see “Non-GAAP Financial Measures.”

(3)         Gross operating margin percentage and Adjusted EBITDA percentage are calculated as a percentage of revenue.

Gross operating margin, as a percentage of total revenues, increased to 68.9% for the three months ended September 30, 2013 from 68.5% for the three months ended September 30, 2012. The increase in gross operating margin was primarily attributable to a 23.7% increase in total revenues when comparing the periods due to an increase in average revenue generating horsepower and an increase in average revenue per revenue generating horsepower, and offset by a 21.9% increase in cost of operations. Average revenue generating horsepower increased from 788,668 for the three months ended September 30, 2012 to 919,202 for the three months ended September 30, 2013, an increase of 16.6%. Average revenue per revenue generating horsepower per month increased from $13.33 for the three months ended September 30, 2012 to $14.13 for the three months ended September 30, 2013, an increase of 6.0%. The increase in cost of operations is attributable to (1) a $0.8 million increase in lubrication oil expenses due to a

30.4% increase in gallons consumed, (2) a $0.2 million increase in safety training expense, (3) a $0.3 million increase in vehicle fleet, (4) a $0.1 million increase in parts expense and (5) a $0.6 million increase in labor and salaries, all of which are attributable to the increase in our fleet size due to organic growth and one month of operations relating to the assets acquired in the S&R Acquisition.

Gross operating margin, as a percentage of total revenues, increased to 68.9% for the nine months ended September 30, 2013 from 67.9% for the nine months ended September 30, 2012. The increase in gross operating margin was primarily attributable to a 19.8% increase in total revenues when comparing the periods due to an increase in average revenue generating horsepower and an increase in average revenue per revenue generating horsepower, and offset by a 16.3% increase in cost of operations. Average revenue generating horsepower increased from 735,639 for the nine months ended September 30, 2012 to 850,153 for the nine months ended September 30, 2013, an increase of 15.6%. Average revenue per revenue generating horsepower per month increased from $13.39 for the nine months ended September 30, 2012 to $13.75 for the nine months ended September 30, 2013, an increase of 2.8%. The increase in cost of operations is attributable to (1) a $1.4 million increase in lubrication oil expenses due to a 19.9% increase in gallons consumed, (2) a $0.6 million increase in safety training expense, (3) a $0.3 million increase in vehicle fleet expense, (4) a $0.4 million increase in property tax and insurance, and (4) a $2.0 million increase in labor and salaries, all of which are attributable to the increase in our fleet size due to organic growth and one month of operations relating to the assets acquired in the S&R Acquisition.

Financial Results of Operations

Three months ended September 30, 2013 compared to the three months ended September 30, 2012

The following table summarizes our results of operations for the periods presented:

	Three Months Ended
	September 30,		Percent
	2013	2012	Change
	(in thousands)
Revenues:
Contract operations	$37,925	$30,379	24.8%
Parts and service	437	642	(31.9)%
Total revenues	38,362	31,021	23.7%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	11,922	9,784	21.9%
Selling, general and administrative	8,313	4,509	84.4%
Depreciation and amortization	13,377	10,929	22.4%
(Gain) loss on sale of assets	(52)	53	(198.1)%
Total costs and expenses	33,560	25,275	32.8%
Operating income	4,802	5,746	(16.4)%
Other income (expense):
Interest expense	(3,029)	(4,389)	(31.0)%
Other	2	8	(75.0)%
Total other expense	(3,027)	(4,381)	(30.9)%
Income before income tax expense	1,775	1,365	30.0%
Income tax expense	63	48	31.3%
Net income	$1,712	$1,317	30.0%

Contract operations revenue. Contract operations revenue was $37.9 million for the three months ended September 30, 2013 compared to $30.4 million during the three months ended September 30, 2012, an increase of 24.8%, primarily due to an increase in average revenue generating horsepower and an increase in average revenue per revenue generating horsepower. Average revenue generating horsepower increased from 788,668 for the three months ended September 30, 2012 to 919,202 for the three months ended September 30, 2013, an increase of 16.6%, primarily due to growth in our core midstream compression business along with the S&R Acquisition. Average revenue per revenue generating horsepower per month increased from $13.33 for the three months ended September 30, 2012 to $14.13 for the three months ended September 30, 2013, an increase of 6.0%. Revenue generating horsepower was 1,035,664 at September 30, 2013 compared to 786,750 at September 30, 2012, a 31.6% increase, primarily due to growth in our core midstream compression business along with the S&R Acquisition.

Parts and service revenue. Parts and service revenue was $0.4 million for the three months ended September 30, 2013 compared to $0.6 million during the three months ended September 30, 2012, a 31.9% decrease.

Cost of operations, exclusive of depreciation and amortization. Cost of operations was $11.9 million for the three months ended September 30, 2013 compared to $9.8 million for the three months ended September 30, 2012, an increase of 21.9%. The increase in cost of operations is attributable to (1) a $0.8 million increase in lubrication oil expenses due to a 30.4% increase in gallons consumed, (2) a $0.2 million increase in safety training expense, (3) a $0.3 million increase in vehicle fleet, (4) a $0.1 million increase in parts expense and (5) a $0.6 million increase in labor and salaries, all of which are attributable to the increase in our fleet size due to organic growth and one month of operations relating to the assets acquired in the S&R Acquisition. The cost of operations was 31.1% of revenue for the three months ended September 30, 2013 as compared to 31.5% for the three months ended September 30, 2012.

Selling, general and administrative expense. Selling, general and administrative expense was $8.3 million for the three months ended September 30, 2013 compared to $4.5 million for the three months ended September 30, 2012, an increase of 84.4%. Approximately $1.2 million of the increase in selling, general and administrative expense related to salary increases due to an increase in employee headcount to support operations and sales management and certain executive positions to operate as a public company. Additionally, the Partnership expensed $0.3 million of unit-based compensation expense due to the issuance of phantom units under the Partnership’s Long Term Incentive Program. Other increases include (1) a $0.4 million and $1.5 million increase due to professional and legal fees for public company related expenses and transaction expenses related to the S&R Acquisition, respectively, (2) a $0.2 million increase due to business and property insurance, (3) a $0.1 million increase in sales support services and (4) a $0.1 million increase in computer hardware and software, all of which are attributable to increased employee headcount and support services, offset by a $0.3 million decrease in management fees that are no longer owed by the Partnership, subsequent to its initial public offering. The selling, general and administrative employee headcount was 79 at September 30, 2013, a 33.9% increase from September 30, 2012. The selling, general and administrative employee headcount increased to support the continued growth of the business. Selling, general and administrative expense represented 21.7% and 14.5% of revenue for the three months ended September 30, 2013 and 2012, respectively.

Depreciation and amortization expense. Depreciation and amortization expense was $13.4 million for the three months ended September 30, 2013 compared to $10.9 million for the three months ended September 30, 2012, an increase of 22.4%. The increase is related to an increase in property, plant and equipment of 39.1% over these periods, due to organic growth in our midstream compression business and the S&R Acquisition.

Interest expense. Interest expense was $3.0 million for the three months ended September 30, 2013 compared to $4.4 million for the three months ended September 30, 2012, a decrease of 31.0%. Interest expense for both periods was related to borrowings under our revolving credit facility. Included in interest expense is amortization of deferred loan costs of $0.5 million and $0.6 million for the three months ended September 30, 2013 and 2012, respectively. Average borrowings outstanding under our revolving credit facility were $369.9 million for the three months ended September 30, 2013 compared to $473.5 million for the three months ended September 30, 2012. Average borrowings were lower due to the application of proceeds from our initial public offering, partially offset by borrowings to fund equipment purchases. Our revolving credit facility had an average interest rate of 2.43% and 2.99% at September 30, 2013 and 2012, respectively. The composite fixed interest rate for $75.0 million of notional coverage under an interest rate swap instrument was 3.00% at September 30, 2012, of which interest rate swaps expired in 2012.

Income tax expense. We accrued approximately $63,000 and $48,000 in franchise tax for the three months ended September 30, 2013 and 2012, respectively, as a result of the Texas franchise tax. This tax is reflected in our financials as income tax in accordance with FASB ASC 740, which requires this classification for reporting purposes.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

The following table summarizes our results of operations for the periods presented:

	Nine Months Ended
	September 30,		Percent
	2013	2012	Change
	(in thousands)
Revenues:
Contract operations	$102,964	$85,286	20.7%
Parts and service	1,311	1,730	(24.2)%
Total revenues	104,275	87,016	19.8%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	32,473	27,928	16.3%
Selling, general and administrative	18,756	12,927	45.1%
Depreciation and amortization	37,227	30,590	21.7%
(Gain) loss on sale of assets	53	257	(79.4)%
Total costs and expenses	88,509	71,702	23.4%
Operating income	15,766	15,314	3.0%
Other income (expense):
Interest expense	(8,963)	(11,637)	(23.0)%
Other	7	23	(69.6)%
Total other expense	(8,956)	(11,614)	(22.9)%
Income before income tax expense	6,810	3,700	84.1%
Income tax expense	176	144	22.2%
Net income	$6,634	$3,556	86.6%

Contract operations revenue. Contract operations revenue was $103.0 million for the nine months ended September 30, 2013 compared to $85.3 million during the nine months ended September 30, 2012, an increase of 20.7%, primarily due to an increase in average revenue generating horsepower and an increase in average revenue per revenue generating horsepower. Average revenue generating horsepower increased from 735,639 for the nine months ended September 30, 2012 to 850,153 for the nine months ended September 30, 2013, an increase of 15.6% primarily due to growth in our core midstream compression business along with the S&R Acquisition. Average revenue per revenue generating horsepower per month increased from $13.39 for the nine months ended September 30, 2012 to $13.75 for the nine months ended September 30, 2013, an increase of 2.8%. Revenue generating horsepower was 1,035,664 at September 30, 2013 compared to 786,750 at September 30, 2012, a 31.6% increase, primarily due to growth in our core midstream compression business along with the S&R Acquisition.

Parts and service revenue. Parts and service revenue was $1.3 million for the nine months ended September 30, 2013 compared to $1.7 million during the nine months ended September 30, 2012, a 24.2% decrease.

Cost of operations, exclusive of depreciation and amortization. Cost of operations was $32.5 million for the nine months ended September 30, 2013 compared to $27.9 million for the nine months ended September 30, 2012, an increase of 16.3%. The increase in cost of operations is attributable to (1) a $1.4 million increase in lubrication oil expenses due to a 19.9% increase in gallons consumed, (2) a $0.6 million increase in safety training expense, (3) a $0.3 million increase in vehicle fleet expense, (4) a $0.4 million increase in property tax and insurance and (5) a $2.0 million increase in labor and salaries, all of which are attributable to the increase in our fleet size due to organic growth and one month of operations related to the assets acquired in the S&R Acquisition. The cost of operations was 31.1% of revenue for the nine months ended September 30, 2013 as compared to 32.1% for the nine months ended September 30, 2012.

Selling, general and administrative expense. Selling, general and administrative expense was $18.8 million for the nine months ended September 30, 2013 compared to $12.9 million for the nine months ended September 30, 2012, an increase of 45.1%. Approximately $1.7 million of the increase in selling, general and administrative expense related to salary increases due to an increase in employee headcount to support operations and sales management and certain executive positions to operate as a public company. Additionally, the Partnership expensed $0.9 million of unit-based compensation expense due to the issuance of phantom units under the Partnership’s Long Term Incentive Program that was approved in March of 2013. Other increases include (1) $1.2 million and $1.5 million increase due to professional fees and legal fees for public company related expenses and S&R Acquisition transaction expenses, respectively, (2) $0.3 million due to increased computer and software expenses, (3) $0.4 million in sales support services and (4) $0.4 million of increased business and property insurance, all of which are attributable to increased employee headcount and support services, offset by a $0.7 million decrease in management fees that are no longer owed by the Partnership, subsequent to its initial public offering. The selling, general and administrative employee headcount was 79 at September 30, 2013, a 33.9% increase from September 30, 2012. The selling, general and administrative employee headcount increased to support the continued growth of the business, including the S&R Acquisition. Selling, general and administrative expense represented 18.0% and 14.9% of revenue for the nine months ended September 30, 2013 and 2012, respectively.

Depreciation and amortization expense. Depreciation and amortization expense was $37.2 million for the nine months ended September 30, 2013 compared to $30.6 million for the nine months ended September 30, 2012, an increase of 21.7%. The increase is related to an increase in property, plant and equipment of 39.1% over these periods, due to organic growth in our midstream compression business and the S&R Acquisition.

Interest expense. Interest expense was $9.0 million for the nine months ended September 30, 2013 compared to $11.6 million for the nine months ended September 30, 2012, a decrease of 23.0%. Interest expense for both periods was related to borrowings under our revolving credit facility. Included in interest expense is amortization of deferred loan costs of $1.4 million for the nine months ended September 30, 2013 and 2012, respectively. Average borrowings outstanding under our revolving credit facility were $359.6 million for the nine months ended September 30, 2013 compared to $425.1 million for the nine months ended September 30, 2012. Average borrowings were lower due to the application of proceeds from our initial public offering, partially offset by borrowings to fund equipment purchases. Our revolving credit facility had an average interest rate of 2.45% and 3.00% for the nine months ended September 30, 2013 and 2012, respectively. The composite fixed interest rate for $75.0 million of notional coverage under an interest rate swap instrument was 3.00% at September 30, 2012, of which interest rate swaps expired in 2012.

Income tax expense. We accrued approximately $176,000 and $144,000 in franchise tax for the nine months ended September 30, 2013 and 2012, respectively, as a result of the Texas franchise tax. This tax is reflected in our financials as income tax in accordance with FASB ASC 740, which requires this classification for reporting purposes.

Liquidity and Capital Resources

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2013 and 2012 as of the end of the periods presented:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$41,678	$30,375
Net cash used in investing activities	(105,116)	(147,120)
Net cash provided by financing activities	63,438	116,749

Net cash provided by operating activities. Net cash provided by operating activities increased to $41.7 million for the nine months ended September 30, 2013, from $30.4 million for the nine months ended September 30, 2012. The increase relates primarily to a higher income level in 2013, offset by a $1.3 million lower use of working capital in 2013.

Net cash used in investing activities. Net cash used in investing activities decreased to $105.1 million for the nine months ended September 30, 2013, from $147.1 million for the nine months ended September 30, 2012. The decrease relates primarily to lower capital expenditures of $108.9 million during the nine months ended September 30, 2013 compared to $148.5 million for the nine months ended September 30, 2012, offset by cash received as part of a purchase price adjustment related to the S&R Acquisition of $3.7 million during the nine months ended September 30, 2013.

Net cash provided by financing activities. Net cash provided by financing activities was $63.4 million for the nine months ended September 30, 2013, compared to $116.7 million for the nine months ended September 30, 2012. The change is due to lower net borrowings under our revolving credit facility for the nine months ended September 30, 2013 due to the initial public offering proceeds that were used to pay down debt versus net borrowings for the nine months ended September 30, 2012, which related to higher levels of expansion capital expenditures.

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

We expect that our maintenance capital expenditure requirements will continue to increase as the overall size and age of our fleet increases. Our aggregate maintenance capital expenditures for the nine months ended September 30, 2013 and 2012 were $10.7 million and $9.8 million, respectively.

Given our growth objective, we anticipate that we will continue to make significant expansion capital expenditures. Our expansion capital expenditures for the nine months ended September 30, 2013 and 2012 were $276.5 million and $146.7 million, respectively. Of the $276.5 million of expansion capital expenditures during the nine months ended September 30, 2013, $178.3 million (including $120.0 million of fixed assets, $7.6 million of intangible assets and $50.7 million of goodwill) related to the S&R Acquisition was financed through the issuance of 7,425,261 Common Units.

In addition to organic growth, we will continue to consider a variety of assets or businesses for potential acquisition. We expect to fund any future acquisitions primarily with capital from external financing sources, such as issuance of debt and equity securities, including our issuance of additional Common Units and future debt offerings.

Description of Revolving Credit Facility

On June 1, 2012, we entered into the Fourth Amended and Restated Credit Agreement in order to provide a structure that is more appropriate for a public company than was our prior credit agreement. The Fourth Amended and Restated Credit Agreement became effective on January 18, 2013, the closing date of our initial public offering. On December 10, 2012, we amended the Fourth Amended and Restated Credit Agreement to extend the periods during which the maximum funded debt to EBITDA ratio thresholds will apply. In addition, borrowing availability under the revolving credit facility was linked to our asset base, with the increased maximum capacity of $600 million (subject to a further potential increase of $50 million). The revolving credit facility is secured by a first priority lien against our assets and matures on October 5, 2015, at which point all amounts outstanding will become due. As of September 30, 2013 we had approximately $390.3 million of variable-rate outstanding indebtedness at a weighted-average interest rate of 2.43%. At September 30, 2013, subject to financial covenants, borrowing availability was approximately $209.7 million.

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

As of September 30, 2013, we were in compliance with all of the covenants under our current credit agreement.

Distributions to Unitholders

On August 14, 2013, the Partnership paid a cash distribution for the second quarter of 2013 of approximately $13.2 million to its unitholders of record as of the close of business on August 2, 2013 at the rate of $0.44 per unit on its Common and Subordinated Units. On October 24, 2013, the Partnership announced a cash distribution of $0.46 per unit on its Common and Subordinated Units. The distribution will be paid on November 14, 2013 to unitholders of record as of the close of business on November 4, 2013. USA Compression Holdings, the owner of 50.4% of the Partnership’s outstanding limited partner interests, and Argonaut and certain of its affiliates, the owners of 19.2% of the Partnership’s outstanding limited partner interests, have elected to reinvest all of this distribution with respect to their units pursuant to the Partnership’s DRIP.

Distribution Reinvestment Plan

We have an effective registration statement with the SEC that registers the issuance of up to 4,150,000 of our Common Units in connection with our DRIP. The DRIP provides unitholders of record and beneficial owners of our Common Units a means by which they can increase the number of Common Units they own by reinvesting the quarterly cash distributions they would otherwise receive into the purchase of additional Common Units. This registration statement became effective on September 27, 2013. As of September 30, 2013, 601,961 Common Units had been issued under this registration statement in connection with the first and second quarter distribution.

Total Contractual Cash Obligations

The following table summarizes our total contractual cash obligations as of September 30, 2013:

	Payments Due by Period
	Total	1 year	2 - 3 years	4 - 5 years	More than 5 years
	(in thousands)
Contractual Obligations
Long-term debt(1)	$390,306	$—	$390,306	$—	$—
Interest on long-term debt obligations(2)	19,098	9,484	9,614	—	—
Equipment/capital purchases(3)	104,723	104,723	—	—	—
Operating lease obligations(4)	5,098	1,053	1,813	1,463	769
Total contractual cash obligations	$519,225	$115,260	$401,733	$1,463	$769

(1)         Represents future principal repayments under our revolving credit facility.

(2)         Represents future interest payments under our revolving credit facility based on the interest rate at September 30, 2013 of 2.43%.

(3)         Represents commitments for new compression units that are being fabricated.

(4)         Represents commitments for future minimum lease payments for noncancelable leases.

Non-GAAP Financial Measures

We define Adjusted EBITDA as our net income before interest expense, income taxes, depreciation expense, impairment of compression equipment, unit-based compensation expense, restructuring charges, management fees and transaction expenses related to the S&R Acquisition. We view Adjusted EBITDA as one of our primary management tools, and we track this item on a monthly basis both as an absolute amount and as a percentage of revenue compared to the prior month, year-to-date and prior year and to budget. Adjusted EBITDA is used as a supplemental financial measure by our management and external users of our financial statements, such as investors and commercial banks, to assess:

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

Adjusted EBITDA does not include interest expense, income taxes, depreciation expense, impairment of compression equipment, unit-based compensation expense, restructuring charges, management fees or transaction expenses related to the S&R Acquisition. Because we borrow money under our revolving credit facility and have historically utilized operating leases to finance our operations, interest expense and operating lease expense are necessary elements of our costs. Because we use capital assets, depreciation and impairment of compression equipment is also a necessary element of our costs. Unit-based compensation expense related to equity awards to employees is also necessary to operate our business. Therefore, measures that exclude these elements have material limitations. To compensate for these limitations, we believe that it is important to consider both net income and net cash provided by operating activities determined under GAAP, as well as Adjusted EBITDA, to evaluate our financial performance and our liquidity. Our Adjusted EBITDA excludes some, but not all, items that affect net income and net cash provided by operating activities, and these measures may vary among companies. Management compensates for the limitations of Adjusted EBITDA as an analytical tool by reviewing the comparable GAAP measures, understanding the differences between the measures and incorporating this knowledge into management’s decision making processes.

The following table reconciles Adjusted EBITDA to net income and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$1,712	$1,317	$6,634	$3,556
Interest expense	3,029	4,389	8,963	11,637
Depreciation and amortization	13,377	10,929	37,227	30,590
Income taxes	63	48	176	144
Unit based compensation expense	337	—	905	—
Riverstone management fee(1)	—	250	49	750
Transaction expenses for S&R Acquisition (2)	1,481	—	1,481	—
Other	152	—	152	—
Adjusted EBITDA	$20,151	$16,933	$55,587	$46,677
Interest expense	(3,029)	(4,389)	(8,963)	(11,637)
Income tax expense	(63)	(48)	(176)	(144)
Unit based compensation expense	(337)	—	(905)	—
Riverstone management fee	—	(250)	(49)	(750)
Transaction expenses for S&R Acquisition	(1,481)	—	(1,481)	—
Other	605	(51)	2,202	(564)
Changes in operating assets and liabilities:
Accounts receivable and advance to employee	(3,347)	(1,154)	(5,468)	(1,650)
Inventory	(1,468)	(725)	(3,133)	(950)
Prepaids	(154)	366	216	864
Other non-current assets	—	(215)	3,838	(805)
Accounts payable	(4,489)	(963)	(11,564)	(6,145)
Accrued liabilities and deferred revenue	9,781	2,849	11,574	5,479
Net cash provided by operating activities	$16,169	$12,353	$41,678	$30,375

(1)         Represents management fees of $49,315 paid to Riverstone for services performed prior to January 18, 2013, the closing date of the Partnership’s initial public offering. As these fees are not owed by the Partnership subsequent to its initial public offering, we believe it is useful to investors to view our results excluding these fees.

(2)         Represents S&R transaction expenses incurred during the third quarter. As these fees are not recurring, the Partnership believes it is useful to investors to view its results excluding these fees.

We define distributable cash flow as net income (loss) plus non-cash interest expense, depreciation and amortization expense, impairment of compression equipment charges, and unit based compensation expense, less maintenance capital expenditures. We define adjusted distributable cash flow as distributable cash flow plus certain one-time transaction expenses related to the S&R Acquisition. We believe distributable cash flow and adjusted distributable cash flow are important measures of operating performance because it allows management, investors and others to compare basic cash flows we generate (prior to the establishment of any retained cash reserves by our general partner) to the cash distributions we expect to pay our unitholders. Using distributable cash flow and adjusted distributable cash flow, management can quickly compute the coverage ratio of estimated cash flows to planned cash distributions. Our distributable cash flow may not be comparable to a similarly titled measure of another company because other entities may not calculate distributable cash flow in the same manner.

Distributable cash flow and adjusted distributable cash flow are not measures of financial performance under GAAP, and should not be considered in isolation or as an alternative to net income (loss), cash flows from operating activities and other measures determined in accordance with GAAP. Items excluded from distributable cash flow and adjusted distributable cash flow are significant and necessary components to the operations of our business, and, therefore, distributable cash flow and adjusted distributable cash flow should only be used as a supplemental measure of our operating performance.

The following table reconciles our net income to distributable cash flow and adjusted distributable cash flow for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$1,712	$1,317	$6,634	$3,556
Plus: Non-cash interest expense	472	612	1,396	1,379
Plus: Depreciation and amortization	13,377	10,929	37,227	30,590
Plus: Unit based compensation expense	337	—	905	—
Less: Maintenance capital expenditures(1)	3,873	2,325	10,657	9,778

Distributable cash flow	$12,025	$10,533	$35,505	$25,747

Transaction expenses for S&R Acquisition and other(2)	1,633	—	1,633	—
Adjusted distributable cash flow	$13,658	$10,533	$37,138	$25,747

(1)         Reflects actual maintenance capital expenditures for the period presented. Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets, to maintain the operating capacity of our assets and extend their useful lives, or other capital expenditures that are incurred in maintaining our existing business and related cash flow.

(2)   Reflects $1.5 million of transaction expenses for the S&R Acquisition and $0.1 million of non recurring expenses.

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

As of September 30, 2013 we had approximately $390.3 million of variable-rate outstanding indebtedness at a weighted-average interest rate of 2.43%. A 1% increase in the effective interest rate on our variable-rate outstanding debt at September 30, 2013 would result in an annual increase in our interest expense of approximately $3.9 million.

For further information regarding our use exposure to interest rate fluctuations on a portion of our debt obligations see Note 5 to the Financial Statements.

Credit Risk

Our credit exposure generally relates to receivables for services provided. If any significant customer of ours should have credit or financial problems resulting in a delay or failure to repay the gas they owe to us, this could have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 4.                        Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2013 at the reasonable assurance level.

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

2.1**

Contribution Agreement dated August 12, 2013, by and among USA Compression Partners, LP, USAC OPCO 2, LLC, USAC Leasing 2, LLC, S&R Compression, LLC and Argonaut Private Equity, L.L.C. (incorporated by reference to Exhibit 2.1 to the Partnership’s Quarterly Report in Form 10-Q for the quarter ended June 30, 2013 (File No. 001-35779) filed on August 14, 2013)

3.1

Certificate of Limited Partnership of USA Compression Partners, LP (incorporated by reference to Exhibit 3.1 to Amendment No. 3 of the Partnership’s registration statement on Form S-1 (Registration No. 333-174803) filed on December 21, 2011)

3.2

First Amended and Restated Agreement of Limited Partnership of USA Compression Partners, LP (incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on January 18, 2013)

4.1	Registration Rights Agreement dated August 30, 2013 (incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on September 5, 2013)

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1 *#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 †	Interactive data files pursuant to Rule 405 of Regulation S-T

*                 Filed herewith.

**          The schedules to this agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Partnership will furnish copies of such schedules to the Securities and Exchange Commission upon request.

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

November 7, 2013	USA Compression Partners, LP

	By:	USA Compression GP, LLC
its General Partner

	By:	/s/ Eric D. Long
Eric D. Long
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Joseph C. Tusa, Jr.
Joseph C. Tusa, Jr.
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1**

Contribution Agreement dated August 12, 2013, by and among USA Compression Partners, LP, USAC OPCO 2, LLC, USAC Leasing 2, LLC, S&R Compression, LLC and Argonaut Private Equity, L.L.C. (incorporated by reference to Exhibit 2.1 to the Partnership’s Quarterly Report in Form 10-Q for the quarter ended June 30, 2013 (File No. 001-35779) filed on August 14, 2013)

3.2

First Amended and Restated Agreement of Limited Partnership of USA Compression Partners, LP (incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on January 18, 2013)

4.1	Registration Rights Agreement dated August 30, 2013 (incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on September 5, 2013)

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1 *#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 †	Interactive data files pursuant to Rule 405 of Regulation S-T

*                 Filed herewith.

**          The schedules to this agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Partnership will furnish copies of such schedules to the Securities and Exchange Commission upon request.

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