Form 10-K
period 2013-12-31
USA Compression Partners, LP
filed 2014-02-20
CIK 1522727

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-35779

USA Compression Partners, LP

(Exact Name of Registrant as Specified in its Charter)

Delaware	75-2771546
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 Congress Avenue, Suite 450 Austin, TX	78701
(Address of Principal Executive Offices)	(Zip Code)

(512) 473-2662

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units representing Limited Partner Interests	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of common units held by non-affiliates of the registrant (treating directors and executive officers of the registrant’s general partner and holders of 5% or more of the common units outstanding, for this purpose, as if they were affiliates of the registrant) as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter was $258,535,875. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

As of February 18, 2014, there were 24,034,240 common units and 14,048,588 subordinated units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

i

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

•                  changes in the long-term supply of and demand for crude oil and natural gas;

•                  our ability to realize the anticipated benefits of acquisitions and to integrate the acquired assets with our existing fleet;

•                  actions taken by our customers, competitors and third-party operators;

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

ITEM 1.        Business

References in this report to “USA Compression,” “we,” “our,” “us,” “the Partnership” or like terms refer to USA Compression Partners, LP and its wholly owned subsidiaries, including USA Compression Partners, LLC (“USAC Operating”) and USAC OpCo 2, LLC (“OpCo 2” and together with USAC Operating, the “Operating Subsidiaries”). References to “USA Compression Holdings” refer to USA Compression Holdings, LLC, the owner of USA Compression GP, LLC, our general partner. References to our “general partner” refer to USA Compression GP, LLC. References to USAC Management refer to USA Compression Management Services, LLC, a wholly owned subsidiary of our general partner.  References to “Riverstone” refer to Riverstone/Carlyle Global Energy and Power Fund IV, L.P., and affiliated entities, including Riverstone Holdings, LLC.

Overview

We are a growth oriented Delaware limited partnership and, based on management’s significant experience in the industry, we believe that we are one of the largest independent providers of compression services in the U.S. in terms of total compression unit horsepower. We have been providing compression services since 1998. As of December 31, 2013, we had 1,202,374 horsepower in our fleet and approximately 180,000 horsepower on order for expected delivery primarily in the first half of 2014. Our primary focus is to provide compression services to our customers in connection with infrastructure applications. Natural gas compression is a mechanical process whereby natural gas is compressed to a smaller volume, resulting in higher pressure. This process has various applications, including both allowing for the transportation of the natural gas through the domestic pipeline system and enhancing crude oil production through artificial lift processes. As such, our compression services play a critical role in the production and transportation of both natural gas and crude oil.

We provide compression services in a number of shale plays throughout the U.S., including the Marcellus, Eagle Ford, Utica, Mississippi Lime, Granite Wash, Woodford, Barnett, Permian Basin, Haynesville and Fayetteville shales. Because the demand for our services is driven by production of natural gas and crude oil, we have focused our activities in areas of attractive growth, which are generally found in these shale and unconventional resource plays.  Further, we believe production in these areas will increase in the future. According to the Annual Energy Outlook 2013 (the “2013 Outlook”) prepared by the Energy Information Agency (“EIA”), natural gas production from shale formations is expected to increase from 34% of total U.S. natural gas production in 2011 to 50% of total U.S. natural gas production in 2040. In addition, the EIA forecasts in its 2013 Outlook that total domestic crude oil production will increase by 33% from 2011 to 2019, and more importantly, forecasts tight oil production to increase by 128% over the same time period. Not only are the production and transportation volumes in these and other shale plays increasing, the geological and reservoir characteristics are also particularly attractive for compression services. The changes in production volume and pressure of shale plays over time result in a wider range of compression requirements than in conventional basins. We believe we are well-positioned to meet these changing operating conditions as a result of the flexibility of our compression units. While our business focuses largely on compression services in shale plays, we also provide compression services in more mature conventional basins, including crude oil wells targeted by horizontal drilling techniques. Wells in conventional basins typically require increasing amounts of compression as they age and pressures decline. In addition, the continued development of horizontal drilling, particularly in crude oil wells, has allowed producers to produce incremental volumes of crude oil on attractive economic terms. Our gas lift fleet, critical to producing oil from horizontal wells, serves this growing market demand.

We operate a modern fleet of compression units, with an average age of approximately four years. We acquire our compression units from third-party fabricators who build the units to our specifications, utilizing specific original equipment manufacturers and assembling the units in a manner that provides us the ability to meet certain operating condition thresholds. Our standard new-build compression units are generally configured for multiple compression stages allowing us to operate our units across a broad range of operating conditions. As of December 31, 2013, we estimate that approximately 89% of our revenue generating horsepower was deployed in infrastructure applications, including large-volume gathering systems, processing facilities, transportation applications and crude oil gas lift. The design flexibility of our units, particularly in midstream applications, allows us to enter into longer-term contracts where appropriate and reduces the redeployment risk of our horsepower in the field. Our modern and standardized fleet, decentralized field level operating structure and technical proficiency in predictive and preventive maintenance and overhaul operations have enabled us to achieve average service run times consistently above the levels required by our customers.

As part of our services, we engineer, design, operate, service and repair our compression units and maintain related support inventory and equipment. The compression units in our modern fleet are designed to be easily adaptable to fit our customers’ dynamic compression requirements. By focusing on the needs of our customers and by providing them with reliable and flexible compression services in geographic areas of attractive growth, we are able to generate stable cash flows for our unitholders. From 2003 through 2013, our average horsepower utilization was over 90%, occurring throughout periods of volatile natural gas prices.

We provide compression services to our customers under fixed-fee contracts, with initial contract terms of up to five years for midstream applications and six to twelve months for crude oil gas lift applications. We typically continue to provide compression services to our customers beyond their initial contract terms, either through contract renewals or on a month-to-month basis. We generally enter into take-or-pay contracts whereby our customers are required to pay our monthly fee even during periods of limited or disrupted throughput, which enhances the stability and predictability of our cash flows. We are not directly exposed to commodity price risk because we do not take title to the natural gas we compress and because the natural gas used as fuel by our compression units is supplied by our customers without cost to us.

Business Strategies

Our principal business objective is to increase the quarterly cash distributions that we pay to our unitholders over time while ensuring the ongoing stability and growth of our business. We expect to achieve this objective by executing on the following strategies:

•                  Capitalize on the increased need for natural gas compression in conventional and unconventional plays. We expect additional demand for compression services to result from the continuing shift of natural gas production to domestic shale plays as well as the declining production pressures of aging conventional basins. In addition, the continued development of horizontal drilling in crude oil production and the demand for artificial lift techniques represents an attractive growth area. Our fleet of modern, flexible compression units, which are capable of being rapidly deployed and redeployed and many of which are designed to operate in multiple compression stages, will enable us to capitalize on these opportunities both in emerging shale plays as well as conventional fields.

•                  Continue to execute on attractive organic growth opportunities. Between 2003 and 2013, we grew the horsepower in our fleet of compression units and our compression revenues at a compound annual growth rate of 24%, primarily through organic growth. We believe organic growth opportunities will continue to be our most attractive source of near-term growth. We seek to achieve continued organic growth by (i) increasing our business with existing customers, (ii) obtaining new customers in our existing areas of operations and (iii) expanding our operations into new geographic areas.

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

Our Operations

Compression Services

We provide compression services for a monthly service fee. As part of our services, we engineer, design, operate, service and repair our fleet of compression units and maintain related support inventory and equipment. We have consistently provided average service run times above the levels required by our customers. In general, our team of field service technicians service our compression fleet and do not service third party owned equipment. We seek to enter into service contracts with each of our customers. In connection with the S&R Acquisition (as defined below), we acquired contracts related to the active compressors in the fleet that were styled as rentals. We are in the process of converting these agreements into service contracts. We do not own any compression fabrication facilities.

Our Compression Fleet

The fleet of compression units that we own and use to provide compression services consists of specially engineered compression units that utilize standardized components, principally engines manufactured by Caterpillar, Inc. and compressor frames and cylinders manufactured by Ariel Corporation. Our units can be rapidly and cost effectively modified for specific customer applications. Approximately 97% of our fleet horsepower at December 31, 2013 was purchased new and the average age of our compression units was approximately four years. Our modern, standardized compressor fleet primarily consists of the Caterpillar 3500 and 3600 engine classes, which range from 630 to 4,700 horsepower per unit. These larger horsepower units, defined as 400 horsepower per unit or greater, represented approximately 81.2% of our total horsepower (including compression units on order) as of December 31, 2013. In addition, a portion of our fleet consists of smaller horsepower units ranging from 84 horsepower to 240 horsepower that are primarily used in our gas lift operations. We believe the young age and overall composition of our compressor fleet results in fewer mechanical failures, lower fuel usage (a direct cost savings for our customers), and reduced environmental emissions.

The following table provides a summary of our compression units by horsepower as of December 31, 2013 (including additional new compression unit horsepower on order for delivery between January 2014 and November 2014):

Unit Horsepower	Fleet Horsepower	Horsepower on Order (1)	Total Horsepower (2)	Percentage of Total Horsepower
<400	236,677	23,042	259,719	18.8%
>400 <1,000	193,964	6,720	200,684	14.5%
>1,000	771,733	150,095	921,828	66.7%
Total	1,202,374	179,857	1,382,231	100.0%

(1)         As of December 31, 2013, we had on order 179,857 horsepower, of which 149,092 horsepower is expected to be delivered between January 2014 and June 2014, and 30,765 horsepower is expected to be delivered between July 2014 and November 2014.

(2)         Comprised of 2,461 compression units, including 266 new compression units on order.

The following table sets forth certain information regarding our compression fleet as of the dates and for the periods indicated:

	Successor					Predecessor
	Year Ended		Percent	Year Ended	Percent	Year Ended	Percent
	December 31,		Change	December 31,	Change	December 31,	Change
Operating Data (unaudited):	2013	2012	2013	2011	2012	2010	2011
Fleet horsepower(1)	1,202,374	919,121	30.8%	722,201	27.3%	609,730	18.4%
Total available horsepower(2)	1,278,829	935,681	36.7%	809,418	15.6%	612,410	32.2%
Revenue generating horsepower(3)	1,070,457	794,324	34.8%	649,285	22.3%	533,692	21.7%
Average revenue generating horsepower(4)	902,168	749,821	20.3%	570,900	31.3%	516,703	10.5%
Revenue generating compression units	2,137	978	118.5%	888	10.1%	795	11.7%
Average horsepower per revenue generating compression unit(5)	720	791	(9.0)%	692	14.3%	667	3.7%
Horsepower utilization(6):
At period end	94.1%	92.8%	1.4%	95.7%	(3.0)%	91.8%	4.2%
Average for the period(7)	93.8%	94.5%	(0.7)%	92.3%	2.4%	92.6%	(0.3)%

(1)         Fleet horsepower is horsepower for compression units that have been delivered to us (and excludes units on order). As of December 31, 2013, we had approximately 180,000 horsepower on order with expected delivery primarily in the first half of 2014.

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

(6)         Horsepower utilization is calculated as (i)(a) revenue generating horsepower plus (b) horsepower in our fleet that is under contract, but is not yet generating revenue plus (c) horsepower not yet in our fleet that is under contract not yet generating revenue and that is subject to a purchase order, divided by (ii) total available horsepower less idle horsepower that is under repair. Horsepower utilization based on revenue generating horsepower and fleet horsepower at each applicable period end was 89.0%, 86.4%, 89.9% and 87.5%, for the years ended December 31, 2013, 2012, 2011 and 2010, respectively.

(7)         Calculated as the average utilization for the months in the period based on utilization at the end of each month in the period.

A growing number of our compression units have electronic control systems that enable us to monitor our units remotely by satellite or other means to supplement our technicians’ on-site monitoring visits. Our compression units are designed to automatically shut down if operating conditions deviate from a pre-determined range. While we retain the care, custody, ongoing maintenance and control of our compression units, we allow our customers, subject to a defined protocol, to start, stop, accelerate and slow down compression units in response to field conditions.

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

Generally, we expect each of our compression units to undergo a major overhaul between service deployment cycles once every eight to ten years for our larger horsepower units (400 horsepower or greater) and on average every five years for smaller horsepower units. A major overhaul involves the periodic rebuilding of the unit to materially extend its economic useful life or to enhance the unit’s ability to fulfill broader or more diversified compression applications. Because our compression fleet is comprised of units of varying horsepower that have been placed into service with staggered initial on-line dates, we are able to schedule overhauls in a way to avoid excessive maintenance capital expenditures and minimize the revenue impact of downtime.

We believe that our customers, by outsourcing their compression requirements, can achieve higher compression runtimes, which translates into increased volume of either natural gas or crude oil production and therefore increases revenues.  Utilizing our compression services also allows our customers to reduce their operating, maintenance and equipment costs by allowing us to efficiently manage their changing compression needs. In many of our service contracts, we guarantee our customers availability ranging from 95% to 98%, depending on field level requirements. For service contracts that do not have a stated availability guarantee, we work with those customers to ensure that our compression services meet their operational needs.

General Compression Service Contract Terms

The following discussion describes the material terms generally common to our compression service contracts. We generally enter into a new contract with respect to each distinct application for which we will provide compression services.

Term and termination. Our contracts typically have an initial term between one and five years for midstream applications and between six and twelve months for gas lift applications. After the expiration of the applicable term the contract continues on a month-to-month or longer basis until terminated by us or our customers upon notice as provided for in the applicable contract.

Availability. Our contracts often provide a guarantee of specified availability. We define availability as the percentage of time in a given period that our compression services are being provided or are capable of being provided. Availability is reduced by instances of “down-time” that are attributable to anything other than events of force majeure or acts or failures to act by the customer. “Down-time” under our contracts usually begins when our services stop being provided and when we receive notice of the problem. Down-time due to scheduled maintenance is also excluded from our availability commitment. Our failure to meet a stated availability guarantee may result in a service fee credit to the customer. As a consequence of our availability guarantee, we are incentivized to perform predictive and preventive maintenance on our fleet as well as promptly respond to a problem to meet our contractual commitments and ensure our customers the compression availability on which their business and our service relationship is based.

Fees and expenses. Our customers pay a fixed monthly fee for our services. We bill our customers 30 days in advance, except for many of our gas lift compression customers (which are billed at the beginning of the service month), and they are required to pay upon receipt of the invoice. We are not responsible for acts of force majeure, and our customers generally are required to pay our monthly fee even during periods of limited or disrupted throughput. We are generally responsible for the costs and expenses associated with operation and maintenance of our compression equipment, such as providing necessary lubricants, although certain fees and expenses are the responsibility of our customers under the terms of their contracts. For example, all fuel gas is provided by our customers without cost to us, and in many cases customers are required to provide all water and electricity, while lubricants in certain cases may be provided by the customer. We are also reimbursed by our customers for certain ancillary expenses such as trucking and crane operation, depending on the terms agreed to in the applicable contract, resulting in no gross operating margin.

Service standards and specifications. We commit to provide compression services under service contracts that typically provide that we will supply all compression equipment, tools, parts, field service support and engineering. Our contracts do not govern the compression equipment we will use; instead, in conjunction with our customer, we determine what equipment is necessary to perform our contractual commitments.

Title; Risk of loss. We own all compression equipment we use to provide compression services, and we normally bear the risk of loss or damage to our equipment and tools and injury or death to our personnel.

Insurance. Our contracts typically provide that both we and our customers are required to carry general liability, workers’ compensation, employers’ liability, automobile and excess liability insurance.

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

Customers

Our customers consist of more than 250 companies in the energy industry, including major integrated oil companies, public and private independent exploration and production companies and midstream companies. Our largest customer for the years ended December 31, 2013 and 2012 was Southwestern Energy Corporation and its subsidiaries, or Southwestern Energy. Southwestern Energy accounted for 14.3% of our revenue for the year ended December 31, 2013 and 14.5% of our revenue for the year ended December 31, 2012. Our ten largest customers accounted for 49% and 54% of our revenue for the years ended December 31, 2013 and 2012, respectively.

Suppliers and Service Providers

The principal manufacturers of components for our natural gas compression equipment include Caterpillar, Inc., or Caterpillar, Cummins Inc., or Cummins, and Arrow Engine Company, or Arrow (for engines), Air-X-Changers and Air Cooled Exchangers (for coolers), and Ariel Corporation, GE Oil & Gas Gemini products and Arrow (for compressor frames and cylinders). We also rely primarily on three vendors, A G Equipment Company, Standard Equipment Corp. and S&R Compression, LLC (“S&R”), to package and assemble our compression units. Although we rely primarily on these suppliers, we believe alternative sources for natural gas compression equipment are generally available if needed. However, relying on alternative sources may increase our costs and change the standardized nature of our fleet. We have not experienced any material supply problems to date, although lead-times for Caterpillar engines and Ariel compressor frames have in the past been in excess of one year due to increased demand and supply allocations imposed on equipment packagers and end-users by Caterpillar. Please read “— Item 1A. — Risk Factors — Risks Related to Our Business — We depend on a limited number of suppliers and are vulnerable to product shortages and price increases, which could have a negative impact on our results of operations.”

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

Insurance

We believe that our insurance coverage is customary for the industry and adequate for our business. As is customary in the natural gas services industry, we review our safety equipment and procedures and carry insurance against most, but not all, risks of our business. Losses and liabilities not covered by insurance would increase our costs. The compression business can be hazardous, involving unforeseen circumstances such as uncontrollable flows of gas or well fluids, fires and explosions or environmental damage. To address the hazards inherent in our business, we maintain insurance coverage that, subject to significant deductibles, includes physical damage coverage, third party general liability insurance, employer’s liability, environmental and pollution and other coverage, although coverage for environmental and pollution related losses is subject to significant limitations. Under the terms of our standard compression services contract, we are responsible for the maintenance of insurance coverage on our compression equipment.

Environmental and Safety Regulations

We are subject to stringent and complex federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of human health, safety and the environment. These regulations include compliance obligations for air emissions, water quality, wastewater discharges and solid and hazardous waste disposal, as well as regulations designed for the protection of human health and safety and threatened or endangered species. Compliance with these environmental laws and regulations may expose us to significant costs and liabilities and cause us to incur significant capital expenditures in our operations. We are often obligated to obtain permits or approvals in our operations from various federal, state and local authorities. Permits and approvals can be denied or delayed, which may cause us to lose potential and current customers, interrupt our operations and limit our growth and revenue. Moreover, failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of remedial obligations and the issuance of injunctions delaying or prohibiting operations. Private parties may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage. While we believe that our operations are in substantial compliance with applicable environmental laws and regulations and that continued compliance with current requirements would not have a material adverse effect on us, there is no assurance that this trend of compliance will continue in the future. In addition, the clear trend in environmental regulation is to place more restrictions on activities that may affect the environment and thus, any changes in, or more stringent enforcement of, these laws and regulations that result in more stringent and costly pollution control equipment, waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our operations and financial position.

We do not believe that compliance with federal, state or local environmental laws and regulations will have a material adverse effect on our business, financial position or results of operations or cash flows. We cannot assure you, however, that future events such as changes in existing laws or enforcement policies, the promulgation of new laws or regulations, or the development or discovery of new facts or conditions or unforeseen incidents will not cause us to incur significant costs. The following is a discussion of material environmental and safety laws that relate to our operations. We believe that we are in substantial compliance with all of these environmental laws and regulations.

Air emissions. The Clean Air Act, or CAA, and comparable state laws regulate emissions of air pollutants from various industrial sources, including natural gas compressors, and impose certain monitoring and reporting requirements. Such emissions are regulated by air emissions permits, which are applied for and obtained through the various state or federal regulatory agencies. Our standard natural gas compression contract typically provides that the customer is responsible for obtaining air emissions permits and assuming the environmental risks related to site operations. Increased obligations of operators to reduce air emissions of nitrogen oxides and other pollutants from internal combustion engines in transmission service have been enacted by governmental authorities. For example, on August 20, 2010, the EPA published new regulations under the CAA to control emissions of hazardous air pollutants from existing stationary reciprocal internal combustion engines, also known as Quad Z regulations. On June 7, 2012, the EPA proposed amendments to the final rule in response to several petitions for reconsideration. The EPA finalized the amendments on January 30, 2013. The rule requires us to undertake certain expenditures and activities, including purchasing and installing emissions control equipment on certain compressor engines and generators. The final rule became effective on April 1, 2013, and imposed varying compliance deadlines based on engine rating and type of site, with the latest deadlines falling on October 19, 2013. We do not believe the final rule has an impact on our operations and we do not believe that the costs associated with compliance with the final rule will be material.

On June 7, 2012, the EPA proposed minor amendments to the CAA regulations applicable to the manufacturers, owners, and operators of new, modified and reconstructed stationary reciprocating internal combustion engines, also known as Quad J regulations, in order to conform the final rule to the amendments to the Quad Z regulations discussed above. These amendments were finalized on January 30, 2013 and were effective April 1, 2013. These recent modifications are not expected to impose material unbudgeted costs on operations.  The modifications seem to primarily make minor adjustments to the existing program that would not appear to add significant compliance costs.

In March 2008, the EPA also promulgated a new, lower National Ambient Air Quality Standard, or NAAQS, for ozone that was recently upheld in federal court. Under the CAA, the EPA was required to review recent scientific findings related to ground level ozone in 2013 and may issue a new NAAQS. However, a new standard has not yet been proposed. In addition, on January 15, 2013, the EPA promulgated a final rule revising the annual standard for PM 2.5 by lowering the level from 15 to 12 micrograms per cubic meter. The EPA does not anticipate making initial attainment or nonattainment designations until December 2014. Designation of new non-attainment areas for the revised ozone or PM 2.5 NAAQS may result in additional federal and state regulatory actions that could impact our customers’ operations and increase the cost of additions to property, plant and equipment.

On April 17, 2012, the EPA finalized rules that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package included New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds, or VOCs, and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The rules establish specific new requirements regarding emissions from compressors and controllers at natural gas processing plants, dehydrators, storage tanks and other production equipment as well as the first federal air standards for natural gas wells that are hydraulically fractured. In addition, the rules establish leak detection requirements for natural gas processing plants at 500 ppm. On August 5, 2013, the EPA issued a final update to the VOC performance standards for storage tanks used in crude oil and natural gas production and transmission. These rules may require a number of modifications to our operations, including the installation of new equipment to control emissions from our compressors at initial startup. Compliance with such rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

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

Climate change. Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas, are examples of greenhouse gases. In recent years, the U.S. Congress has considered legislation to reduce emissions of greenhouse gases. It presently appears unlikely that comprehensive climate legislation will be passed by either house of Congress in the near future, although energy legislation and other initiatives are expected to be proposed that may be relevant to greenhouse gas emissions issues. However, almost half of the states have begun to address greenhouse gas emissions, primarily through the planned development of emission inventories or regional greenhouse gas cap and trade programs. Depending on the particular program, we could be required to control greenhouse gas emissions or to purchase and surrender allowances for greenhouse gas emissions resulting from our operations.

Independent of Congress, the EPA is beginning to adopt regulations controlling greenhouse gas emissions under its existing CAA authority. For example, on December 15, 2009, the EPA officially published its findings that emissions of carbon dioxide, methane and other greenhouse gases endanger human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings by the EPA allowed the agency to proceed with the adoption and implementation of regulations that restrict emissions of greenhouse gases under existing provisions of the CAA. In 2009, the EPA adopted rules regarding regulation of greenhouse emissions from motor vehicles. In addition, on September 22, 2009, the EPA issued a final rule requiring the reporting of greenhouse gas emissions in the United States beginning in 2011 for emissions occurring in 2010 from specified large greenhouse gas emission sources. On November 30, 2010, the EPA published a final rule expanding its existing greenhouse gas emissions reporting rule for petroleum and natural gas facilities, including natural gas transmission compression facilities that emit 25,000 metric tons or more of carbon dioxide equivalent per year. The rule, which went into effect on December 30, 2010, requires reporting of greenhouse gas emissions by such regulated facilities to the EPA by September 2012 for emissions during 2011 and annually thereafter. In 2010, the EPA also issued a final rule, known as the “Tailoring Rule,” that makes certain large stationary sources and modification projects subject to permitting requirements for greenhouse gas emissions under the CAA.

Both the Tailoring Rule and the EPA’s endangerment finding were challenged in federal court and were upheld by the D.C. Court of Appeals.  On October 15, 2013, the United States Supreme Court agreed to hear arguments regarding the Tailoring Rule during its 2013-2014 session. However, the Court refused to consider other issues such as whether greenhouse gases endanger public health. A decision is expected in this case by the end of June 2014.

Finally, on January 8, 2014, the EPA published standards of performance for greenhouse gas emissions from power plants. The proposal sets forth a performance standard for integrated gasification combined cycled units and utility boilers based on the use of partial carbon capture and sequestration technology. The proposal also sets limits for stationary natural gas combustion turbines based on the use of natural gas combined cycle technology. Comments on this proposed rule are due March 10, 2014.

Although it is not currently possible to predict with specificity how any proposed or future greenhouse gas legislation or regulation will impact our business, any legislation or regulation of greenhouse gas emissions that may be imposed in areas in which we conduct business could result in increased compliance costs or additional operating restrictions or reduced demand for our services, and could have a material adverse effect on our business, financial condition and results of operations.

Water discharge. The Clean Water Act, or CWA, and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The CWA and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit. The CWA also requires the development and implementation of spill prevention, control and countermeasures, including the construction and maintenance of containment berms and similar structures, if required, to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak at such facilities. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties as well as other enforcement mechanisms for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations. Our compression operations do not generate process wastewaters that are discharged to waters of the U.S. In any event, our customers assume responsibility under the majority of our standard natural gas compression contracts for obtaining any discharge permits that may be required under the CWA.

Safe Drinking Water Act. A significant portion of our customers’ natural gas production is developed from unconventional sources that require hydraulic fracturing as part of the completion process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into the formation to stimulate gas production. Legislation to amend the Safe Drinking Water Act to repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, have been proposed and the U.S. Congress continues to consider legislation to amend the Safe Drinking Water Act. Scrutiny of hydraulic fracturing activities continues in other ways, with the EPA having commenced a multi-year study of the potential environmental impacts of hydraulic fracturing, the results of which are anticipated to be available in 2014. The EPA also has recently announced that it believes hydraulic fracturing using fluids containing diesel fuel can be regulated under the SDWA notwithstanding the SDWA’s general exemption for hydraulic fracturing. Several states have also proposed or adopted legislative or regulatory restrictions on hydraulic fracturing. We cannot predict the future of such legislation and what additional, if any, provisions would be. If additional levels of regulation, restrictions and permits were required through the adoption of new laws and regulations at the federal or state level, that could lead to delays, increased operating costs and process prohibitions that could reduce demand for our compression services, which would materially adversely affect our revenue and results of operations.

Solid waste. The Resource Conservation and Recovery Act, or the RCRA, and comparable state laws control the management and disposal of hazardous and non-hazardous waste. These laws and regulations govern the generation, storage, treatment, transfer and disposal of wastes that we generate including, but not limited to, used oil, antifreeze, filters, sludges, paint, solvents and sandblast materials. The EPA and various state agencies have limited the approved methods of disposal for these types of wastes.

Site remediation. The Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, and comparable state laws impose strict, joint and several liability without regard to fault or the legality of the original conduct on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include the owner and operator of a disposal site where a hazardous substance release occurred and any company that transported, disposed of or arranged for the transport or disposal of hazardous substances released at the site. Under CERCLA, such persons may be liable for the costs of remediating the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. In addition, where contamination may be present, it is not uncommon for the neighboring landowners and other third parties to file claims for personal injury, property damage and recovery of response costs. While we generate materials in the course of our operations that may be regulated as hazardous substances, we have not received notification that we may be potentially responsible for cleanup costs under CERCLA at any site.

While we do not currently own or lease any material facilities or properties for storage or maintenance of our inactive compression units, we may use third party properties for such storage and possible maintenance and repair activities. In addition, our active compression units typically are placed on properties owned or leased by third party customers and operated by us pursuant to terms set forth in the natural gas compression services contracts executed by those customers. Under most of our natural gas compression services contracts, our customers must contractually indemnify us for certain damages we may suffer as a result of the release into the environment of hazardous and toxic substances. We are not currently responsible for any remedial activities at any properties used by us; however, there is always the possibility that our future use of those properties may result in spills or releases of petroleum hydrocarbons, wastes or other regulated substances into the environment that may cause us to become subject to remediation costs and liabilities under CERCLA, RCRA or other environmental laws. We cannot provide any assurance that the costs and liabilities associated with the future imposition of such remedial obligations upon us would not have a material adverse effect on our operations or financial position.

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

Properties

We do not currently own or lease any material facilities or properties for storage or maintenance of our compression units. As of December 31, 2013, our headquarters consisted of 11,307 square feet of leased space located at 100 Congress Avenue, Austin, Texas 78701.

Employees

USAC Management, a wholly owned subsidiary of our general partner, operates our assets and performs other administrative services for us, such as accounting, corporate development, finance and legal.  All of our employees, including our executives, are employees of USAC Management. As of December 31, 2013, USAC Management had 360 full time employees. None of our employees are subject to collective bargaining agreements. We consider our employee relations to be good.

Legal Proceedings

From time to time we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We are not currently a party to any legal proceedings that we believe would have a material adverse effect on our financial position, results of operations or cash flows.

Available Information

Our internet website address is www.usacpartners.com. We make available, free of charge at the “Investor Relations” portion of our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The information contained on our website does not constitute part of this report.

The SEC maintains an internet website that contains these reports at www.sec.gov. Any materials that the Partnership files with the SEC may be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information concerning the operation of the Public Reference Room may be obtained by calling the SEC at (800) 732-0330.

ITEM 1A.               Risk Factors

As described in Part I,“Disclosure Regarding Forward-Looking Statements,” this report contains forward-looking statements regarding us, our business and our industry. The risk factors described below, among others, could cause our actual results to differ materially from the expectations reflected in the forward-looking statements. If any of the following risks were to occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, we might not be able to pay our minimum quarterly distribution on our common units or grow such distributions and the trading price of our common units could decline.

Risks Related to Our Business

We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner, to enable us make cash distributions at our current distribution rate to holders of our common units and subordinated units.

In order to make cash distributions at our current distribution rate of $0.48 per unit per quarter, or $1.92 per unit per year, we will require available cash of $18.7 million per quarter, or $74.6 million per year, based on the number of common units, subordinated units and the 2.0% general partner interest currently outstanding at February 18, 2014. Under our cash distribution policy, the amount of cash we can distribute to our unitholders principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

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

The demand for our compression services depends upon the continued demand for, and production of, natural gas and crude oil. Demand may be affected by, among other factors, natural gas prices, crude oil prices, weather, availability of alternative energy sources, governmental regulation and general demand for energy. Any prolonged, substantial reduction in the demand for natural gas or crude oil would, in all likelihood, depress the level of production activity and result in a decline in the demand for our compression services, which would reduce our cash available for distribution. Lower natural gas prices or crude oil prices over the long term could result in a decline in the production of natural gas or crude oil, respectively, resulting in reduced demand for our compression services. Additionally, an increasing percentage of natural gas and crude oil production comes from unconventional sources, such as shales, tight sands and coalbeds. Such sources can be less economically feasible to produce in low natural gas price environments, in part due to costs related to compression requirements, and a reduction in demand for natural gas or gas lift for crude oil may cause such sources of natural gas or crude oil to be uneconomic to drill and produce, which could in turn negatively impact the demand for our services. In addition, governmental regulation and tax policy may impact the demand for natural gas or crude oil or impact the economic feasibility of development of new fields or production of existing fields.

We have several key customers. The loss of any of these customers would result in a decrease in our revenues and cash available for distribution to our unitholders.

We provide compression services under contracts with several key customers. The loss of one of these key customers may have a greater effect on our financial results than for a company with a more diverse customer base. Our largest customer for the years ended December 31, 2013 and 2012 was Southwestern Energy Company and its subsidiaries, or Southwestern Energy. Southwestern Energy accounted for 14.3% of our revenue for the year ended December 31, 2013 and 14.5% of our revenue for the year ended December 31, 2012. Our ten largest customers accounted for 49% and 54% of our revenue for the years ended December 31, 2013 and 2012, respectively. The loss of all or even a portion of the compression services we provide to our key customers, as a result of competition or otherwise, could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

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

Our customers may choose to vertically integrate their operations by purchasing and operating their own compression fleet, expanding the amount of compression units they currently own or using alternative technologies for enhancing crude oil production.

Our customers that are significant producers, processors, gatherers and transporters of natural gas and crude oil may choose to vertically integrate their operations by purchasing and operating their own compression fleets in lieu of using our compression services. Currently, the availability of attractive financing terms from financial institutions and equipment manufacturers facilitates this possibility by making the purchase of individual compression units increasingly affordable to our customers. In addition, there are many technologies available for the artificial enhancement of crude oil production and our customers may elect to use these alternative technologies instead of the gas lift compression services we provide. Such vertical integration, increases in vertical integration or use of alternative technologies could result in decreased demand for our compression services, which may have a material adverse effect on our business, results of operations, financial condition and reduce our ability to make cash distributions to our unitholders.

A significant portion of our services are provided to customers on a month-to-month basis, and we cannot be sure that our customers will continue to utilize these services that have continued beyond the primary term.

As of December 31, 2013, approximately 38% of our compression services on a horsepower basis (and 43% on a revenue basis for the year ended December 31, 2013) were provided on a month-to-month basis to customers who continue to utilize our services following expiration of the primary term of their contracts with us. These customers can generally terminate their month-to-month compression services contracts on 30-days’ written notice. If a significant number of these customers were to terminate their month-to-month services, or attempt to renegotiate their month-to-month contracts at substantially lower rates, it could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

We may be unable to grow our cash flows if we are unable to expand our business, which could limit our ability to increase distributions to our unitholders.

A principal focus of our strategy is to continue to grow the per unit distribution on our common units by expanding our business. Our future growth will depend upon a number of factors, some of which we cannot control. These factors include our ability to:

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

•                  meet customer specific contract requirements or pre-qualifications.

If we do not achieve our expected growth, we may not be able to pay the aggregate minimum quarterly distribution on our common units and subordinated units and the 2.0% general partner interest, in which event the market price of our common units will likely decline materially.

We may be unable to grow successfully through acquisitions, and we may not be able to integrate effectively the businesses we may acquire, which may impact our operations and limit our ability to increase distributions to our unitholders.

From time to time, we may choose to make business acquisitions to pursue market opportunities, increase our existing capabilities and expand into new areas of operations. On August 30, 2013, we completed the acquisition of all of the compression and related assets of S&R.  We will continue to review acquisition opportunities in the future, but we may not be able to identify attractive acquisition opportunities or successfully acquire identified targets. In addition, we may not be successful in integrating any future acquisitions into our existing operations, which may result in unforeseen operational difficulties or diminished financial performance or require a disproportionate amount of our management’s attention. Even if we are successful in integrating future acquisitions into our existing operations, we may not derive the benefits, such as operational or administrative synergies, that we expected from such acquisitions, which may result in the commitment of our capital resources without the expected returns on such capital. Furthermore, competition for acquisition opportunities may escalate, increasing our cost of making acquisitions or causing us to refrain from making acquisitions. Our inability to make acquisitions, or to integrate acquisitions successfully into our existing operations, may adversely impact our operations and limit our ability to increase distributions to our unitholders.

Our ability to grow in the future is dependent on our ability to access external expansion capital.

Our partnership agreement requires us to distribute all of our available cash after expenses and prudent operating reserves to our unitholders. We expect that we will rely primarily upon external financing sources, including borrowings under our revolving credit facility and the issuance of debt and equity securities, to fund expansion capital expenditures. However, we may not be able to obtain equity or debt financing on terms favorable to us, or at all. To the extent we are unable to efficiently finance growth externally, our ability to increase distributions to our uniholders could be significantly impaired. In addition, because we distribute all of our available cash, we may not grow as quickly as businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with other expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our partnership agreement on our ability to issue additional units, including units ranking senior to the common units. The incurrence of borrowings or other debt by us to finance our growth strategy would result in interest expense, which in turn would affect the available cash that we have to distribute to our unitholders.

Our debt levels may limit our flexibility in obtaining additional financing, pursuing other business opportunities and paying distributions.

We have an $850 million revolving credit facility that matures on December 13, 2018. In addition, we have the option to increase the amount of total commitments under the revolving credit facility by $100 million, subject to receipt of lender commitments and satisfaction of other conditions. As of December 31, 2013, we had outstanding borrowings of $420.9 million and available borrowings of $264.6 million, based on our borrowing base. Our ability to incur additional debt is subject to limitations in our revolving credit facility. Our level of debt could have important consequences to us, including the following:

•                  our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms;

•                  we will need a portion of our cash flow to make payments on our indebtedness, reducing the funds that would otherwise be available for operating activities, future business opportunities and distributions; and

•                  our debt level will make us more vulnerable, than our competitors with less debt, to competitive pressures or a downturn in our business or the economy generally.

Our ability to service our debt will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. In addition, our ability to service our debt under the revolving credit facility could be impacted by market interest rates, as all of our outstanding borrowings are subject to interest rates that fluctuate with movements in interest rate markets. A substantial increase in the interest rates applicable to our outstanding borrowings could have a material impact on our cash available for distribution. If our operating results are not sufficient to service our current or future indebtedness, we could be forced to take actions such as reducing distributions, reducing or delaying our business activities, acquisitions, investments or capital expenditures, selling assets, restructuring or refinancing our debt or seeking additional equity capital. We may be unable to effect any of these actions on satisfactory terms, or at all.

Restrictions in our revolving credit facility may limit our ability to make distributions to our unitholders and may limit our ability to capitalize on acquisition and other business opportunities.

The operating and financial restrictions and covenants in our revolving credit facility and any future financing agreements could restrict our ability to finance future operations or capital needs or to expand or pursue our business activities. Our amended and restated credit agreement restricts or limits our ability to (subject to exceptions):

•                  grant liens;

•                  make certain loans or investments;

•                  incur additional indebtedness or guarantee other indebtedness;

•                  enter into transactions with affiliates;

•                  merge or consolidate;

•                  sell our assets; or

•                  make certain acquisitions.

Furthermore, our revolving credit facility contains certain operating and financial covenants. Our ability to comply with these covenants and restrictions may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any of the restrictions, covenants, ratios or tests in our revolving credit facility, a significant portion of our indebtedness may become immediately due and payable, our lenders’ commitment to make further loans to us may terminate, and we may be prohibited from making distributions to our unitholders. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. Any subsequent replacement of our revolving credit facility or any new indebtedness could have similar or greater restrictions. Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Description of Revolving Credit Facility.”

An impairment of goodwill or other intangible assets could reduce our earnings.

We have recorded $208.1 million of goodwill and $85.9 million of other intangible assets as of December 31, 2013. Goodwill is recorded when the purchase price of a business exceeds the fair market value of the tangible and separately measurable intangible net assets. Generally accepted accounting principles (“GAAP”) requires us to test goodwill for impairment on an annual basis or when events or circumstances occur indicating that goodwill might be impaired. Any event that causes a reduction in demand for our services could result in a reduction of our estimates of future cash flows and growth rates in our business. These events could cause us to record impairments of goodwill or other intangible assets. If we determine that any of our goodwill or other intangible assets are impaired, we will be required to take an immediate charge to earnings with a corresponding reduction of partners’ capital resulting in an increase in balance sheet leverage as measured by debt to total capitalization. There was no impairment recorded for goodwill or other intangible assets for the years ended December 31, 2013 and 2012.

Our ability to manage and grow our business effectively may be adversely affected if we lose management or operational personnel.

We depend on the continuing efforts of our executive officers. The departure of any of our executive officers could have a significant negative effect on our business, operating results, financial condition and on our ability to compete effectively in the marketplace.

Additionally, our ability to hire, train and retain qualified personnel will continue to be important and could become more challenging as we grow and if energy industry market conditions continue to be positive. When general industry conditions are good, the competition for experienced operational and field technicians increases as other energy and manufacturing companies’ needs for the same personnel increases. Our ability to grow or even to continue our current level of service to our current customers could be adversely impacted if we are unable to successfully hire, train and retain these important personnel.

We depend on a limited number of suppliers and are vulnerable to product shortages and price increases, which could have a negative impact on our results of operations.

The substantial majority of the components for our natural gas compression equipment are supplied by Caterpillar, Cummins and Arrow (for engines), Air-X-Changers and Air Cooled Exchangers (for coolers), and Ariel Corporation, GE Oil & Gas Gemini products and Arrow (for compressor frames and cylinders).  Our reliance on these suppliers involves several risks, including price increases and a potential inability to obtain an adequate supply of required components in a timely manner. We also rely primarily on three vendors, A G Equipment Company, Standard Equipment Corp. and S&R, to package and assemble our compression units. We do not have long-term contracts with these suppliers or packagers, and a partial or complete loss of any of these sources could have a negative impact on our results of operations and could damage our customer relationships. Some of these suppliers manufacture the components we purchase in a single facility and any damage to that facility could lead to significant delays in delivery of completed units.

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

We conduct operations in a wide variety of locations across the continental U.S. These operations require U.S. federal, state or local environmental permits or other authorizations. Our operations may require new or amended facility permits or licenses from time to time with respect to storm water discharges, waste handling or air emissions relating to equipment operations, which subject us to new or revised permitting conditions that may be onerous or costly to comply with. Additionally, the operation of compression units may require individual air permits or general authorizations to operate under various air regulatory programs established by rule or regulation. These permits and authorizations frequently contain numerous compliance requirements, including monitoring and reporting obligations and operational restrictions, such as emission limits. Given the wide variety of locations in which we operate, and the numerous environmental permits and other authorizations that are applicable to our operations, we may occasionally identify or be notified of technical violations of certain requirements existing in various permits or other authorizations. We could be subject to penalties for any noncompliance in the future.

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

In August 2010, the U.S. Environmental Protection Agency, or the EPA, published new regulations under the CAA to control emissions of hazardous air pollutants from existing stationary reciprocating internal combustion engines. In June, 2012, the EPA proposed amendments to the final rule in response to several petitions for reconsideration, and EPA finalized the proposed amendments in January, 2013. The final rule was effective in April, 2013, and imposes varying compliance deadlines based on engine ratings and type of site, with the latest deadlines falling during October 2013. The rule requires us to undertake certain expenditures and activities, including purchasing and installing emissions control equipment on a portion of our engines located at major sources of hazardous air pollutants, following prescribed maintenance practices for engines (which are consistent with our existing practices), and implementing additional emissions testing and monitoring. If we were unable to maintain compliance with the final rule, our business, financial condition, results of operations or ability to make cash distributions to our unitholders could be impacted.

In April 2012, the EPA finalized rules that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package included New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds, or VOCs, and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The rules establish specific new requirements regarding emissions from compressors and controllers at natural gas processing plants, dehydrators, storage tanks and other production equipment as well as the first federal air standards for natural gas wells that are hydraulically fractured. In addition, the rules establish leak detection requirements for natural gas processing plants at 500 ppm. In August 2013, the EPA issued a final update to the VOC performance standards for storage tanks used in crude oil and natural gas production and transmission. These rules may require a number of modifications to our operations, including the installation of new equipment to control emissions from our compressors at initial startup. Compliance with such rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

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

Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas, are examples of greenhouse gases. In recent years, the U.S. Congress has considered legislation to reduce emissions of greenhouse gases. It presently appears unlikely that comprehensive climate legislation will be passed by either house of Congress in the near future, although energy legislation and other initiatives are expected to be proposed that may be relevant to greenhouse gas emissions issues. However, almost half of the states have begun to address greenhouse gas emissions, primarily through the planned development of emission inventories or regional greenhouse gas cap and trade programs. Depending on the particular program, we could be required to control greenhouse gas emissions or to purchase and surrender allowances for greenhouse gas emissions resulting from our operations.

Independent of Congress, the EPA is beginning to adopt regulations controlling greenhouse gas emissions under its existing CAA authority. For example, in December 2009, the EPA officially published its findings that emissions of carbon dioxide, methane, and other greenhouse gases endanger human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings by the EPA allowed the agency to proceed with the adoption and implementation of regulations that restrict emissions of greenhouse gases under existing provisions of the CAA. In 2009, the EPA adopted rules regarding regulation of greenhouse emissions from motor vehicles. In addition, on September 2009, the EPA issued a final rule requiring the reporting of greenhouse gas emissions in the United States beginning in 2011 for emissions occurring in 2010 from specified large greenhouse gas emission sources. On November 2010, the EPA published a final rule expanding its existing greenhouse gas emissions reporting rule for petroleum and natural gas facilities, including natural gas transmission compression facilities that emit 25,000 metric tons or more of carbon dioxide equivalent per year. The rule, which went into effect on December 2010, requires reporting of greenhouse gas emissions by such regulated facilities to the EPA by September 2012 for emissions during 2011 and annually thereafter. In 2010, the EPA also issued a final rule, known as the “Tailoring Rule,” that makes certain large stationary sources and modification projects subject to permitting requirements for greenhouse gas emissions under the CAA.

Both the Tailoring Rule and the EPA’s endangerment finding were challenged in federal court and were upheld by the D.C. Court of Appeals.  On October 15, 2013, the United States Supreme Court agreed to hear arguments regarding the Tailoring Rule during its 2013-2014 session. However, the Court refused to consider other issues such as whether greenhouse gases endanger public health. A decision is expected in this case by the end of June 2014.

Finally, on January 8, 2014, the EPA published standards of performance for greenhouse gas emissions from power plants. The proposal sets forth a performance standard for integrated gasification combined cycled units and utility boilers based on the use of partial carbon capture and sequestration technology. The proposal also sets limits for stationary natural gas combustion turbines based on the use of natural gas combined cycle technology.

Although it is not currently possible to predict with specificity how any proposed or future greenhouse gas legislation or regulation will impact our business, any legislation or regulation of greenhouse gas emissions that may be imposed in areas in which we conduct business could result in increased compliance costs or additional operating restrictions or reduced demand for our services, and could have a material adverse effect on our business, financial condition and results of operations.

Increased regulation of hydraulic fracturing could result in reductions or delays in natural gas production by our customers, which could adversely impact our revenue.

A significant portion of our customers’ natural gas production is from unconventional sources that require hydraulic fracturing as part of the completion process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into the formation to stimulate gas production. Legislation to amend the Safe Drinking Water Act, or SDWA, to repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, were proposed in recent sessions of Congress. The U.S. Congress continues to consider legislation to amend the SDWA. Scrutiny of hydraulic fracturing activities continues in other ways, with the EPA having commenced a multi-year study of the potential environmental impacts of hydraulic fracturing, the results of which are anticipated to be available in 2014. The EPA also has recently announced that it believes hydraulic fracturing using fluids containing diesel fuel can be regulated under the SDWA notwithstanding the SDWA’s general exemption for hydraulic fracturing. Several states have also proposed or adopted legislative or regulatory restrictions on hydraulic fracturing. We cannot predict if additional legislation will ever be enacted and if so, what its provisions would be. If additional levels of regulation, restriction and permits were required through the adoption of new laws and regulations at the federal or state level, that could lead to delays, increased operating costs and process prohibitions that could reduce demand for our compression services, which could have a material adverse effect on our business, financial condition, results of operations and ability to make cash distributions to our unitholders.

We do not insure against all potential losses and could be seriously harmed by unexpected liabilities.

Our operations are subject to inherent risks such as equipment defects, malfunction and failures, and natural disasters that can result in uncontrollable flows of gas or well fluids, fires and explosions. These risks could expose us to substantial liability for personal injury, death, property damage, pollution and other environmental damages. Our insurance may be inadequate to cover our liabilities. Further, insurance covering the risks we face or in the amounts we desire may not be available in the future or, if available, the premiums may not be commercially justifiable. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur liability at a time when we are not able to obtain liability insurance, our business, results of operations and financial condition could be adversely affected. Please read Part I, Item 1, “Business—Our Operations—Environmental and Safety Regulations” for a description of how we are subject to federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of human health and environment.

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

In connection with the closing of our initial public offering, we became subject to the public reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and to operate successfully as a publicly traded partnership. Our efforts to develop and maintain our internal controls may not be successful, and we may be unable to maintain effective controls over our financial processes and reporting in the future or to comply with our obligations under Section 404 of the Sarbanes Oxley Act of 2002, or Section 404. For example, Section 404(a) requires us, among other things, to review and report annually on the effectiveness of our internal control over financial reporting. We were required to comply with Section 404(a) for our fiscal year ended December 31, 2013. In addition, our independent registered public accountants will be required to assess the effectiveness of internal control over financial reporting at the end of the fiscal year after we are no longer an “emerging growth company” under the Jumpstart Our Business Startups Act, which may be for up to five fiscal years after the completion of our initial public offering in January 2013. Any failure to develop, implement or maintain effective internal controls or to improve our internal controls could harm our operating results or cause us to fail to meet our reporting obligations. Given the difficulties inherent in the design and operation of internal controls over financial reporting, we can provide no assurance as to our independent registered public accounting firm’s conclusions about the effectiveness of our internal controls, and we may incur significant costs in our efforts to comply with Section 404. Ineffective internal controls will subject us to regulatory scrutiny and a loss of confidence in our reported financial information, which could have an adverse effect on our business and would likely have a negative effect on the trading price of our common units.

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

The unitholders are currently unable to remove our general partner because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common and subordinated units voting together as a single class is required to remove our general partner. USA Compression Holdings owns an aggregate of 50.9% of our outstanding common and subordinated units. Also, if our general partner is removed without cause during the subordination period and no units held by the holders of the subordinated units or their affiliates (including the general partner and its affiliates) are voted in favor of that removal, all subordinated units will automatically be converted into common units. A removal of our general partner under these circumstances would adversely affect our common units by prematurely eliminating their distribution and liquidation preference over our subordinated units, which would otherwise have continued until we had met certain distribution and performance tests. Cause is narrowly defined to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable for actual fraud or willful misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business.

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

USA Compression Holdings holds an aggregate of 5,337,977 common units and 14,048,588 subordinated units. All of the subordinated units will convert into common units at the end of the subordination period and may convert earlier under certain circumstances. In addition, USA Compression Holdings may acquire additional common units in connection with our DRIP. We have agreed to provide USA Compression Holdings with certain registration rights for any common and subordinated units it owns. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

Our general partner has a call right that may require you to sell your units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price that is not less than their then-current market price, as calculated pursuant to the terms of our partnership agreement. As a result, you may be required to sell your common units at an undesirable time or price. You may also incur a tax liability upon a sale of your units. USA Compression Holdings owns an aggregate of approximately 22.2% of our outstanding common units. At the end of the subordination period, assuming no additional issuances of common units (other than upon the conversion of the subordinated units), USA Compression Holdings will own an aggregate of approximately 50.9% of our outstanding common units.

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

Pursuant to certain federal securities laws, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes Oxley Act of 2002 for so long as we are an emerging growth company.

We are required to disclose changes made in our internal control over financial reporting on a quarterly basis, and we are required to assess the effectiveness of our controls annually. However, for as long as we are an “emerging growth company” under federal securities laws, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. We could be an emerging growth company for up to five years from the date of our initial public offering, which occurred on January 18, 2013. Even if we conclude that our internal control over financial reporting is effective, our independent registered public accounting firm may still decline to attest to our assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us.

Tax Risks to Common Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes. If the IRS were to treat us as a corporation for federal income tax purposes, which would subject us to entity level taxation, then our cash available for distribution to our unitholders would be substantially reduced.

The anticipated after-tax economic benefit of an investment in the common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested a ruling from the IRS on this or any other tax matter affecting us.

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

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.

The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, judicial interpretations of the U.S. federal income tax laws may have a direct or indirect impact on our status as a partnership and, in some instances, a court’s conclusions may heighten the risk of a challenge regarding our status as a partnership. Moreover, from time to time, members of the U.S. Congress propose and consider substantive changes to the existing federal income tax laws that would affect the tax treatment of certain publicly traded partnerships. One such legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly traded partnerships as corporations, upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these or any other proposals, will be reintroduced, introduced or will ultimately be enacted. Any such changes or differing judicial interpretations of existing laws could be applied retroactively and could negatively impact the value of an investment in our common units.

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

Investment in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be subject to withholding taxes imposed at the highest tax rate applicable to such non-U.S. persons, and each non-U.S. person will be required to file U.S. federal income tax returns and pay tax on its share of our taxable income. If you are a tax-exempt entity or a non-U.S. person, you should consult a tax advisor before investing in our common units.

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

We will be considered to have technically terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1 if relief was not available, as described below) for one calendar year and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. A technical termination currently would not affect our classification as a partnership for federal income tax purposes, but instead we would be treated as a new partnership for such tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred. The IRS has announced a publicly traded partnership technical termination relief program whereby a publicly traded partnership that technically terminated may request publicly traded partnership technical termination relief which, if granted by the IRS, among other things would permit the partnership to provide only one Schedule K-1 to unitholders for the year notwithstanding two partnership tax years.

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

ITEM 1B.               Unresolved Staff Comments

None.

ITEM 2.                        Properties

We do not currently own or lease any material facilities or properties for storage or maintenance of our compression units. As of December 31, 2013, our headquarters consisted of 11,307 square feet of leased space located at 100 Congress Avenue, Austin, Texas 78701.

ITEM 3.                        Legal Proceedings

None.

ITEM 4.                        Mine Safety Disclosures

None.

PART II

ITEM 5.                        Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Partnership Interests

As of February 18, 2014, we had outstanding 24,034,240 common units, 14,048,588 subordinated units, a 2% general partner interest and incentive distribution rights, or IDRs. As of February 18, 2014, USA Compression Holdings, LLC owned approximately 22.2% of our outstanding common units and 100% of our subordinated units. Our general partner currently owns a 2.0% general partner interest in us and all of our IDRs. As discussed below under “Selected Information from Our Partnership Agreement— General Partner Interest and IDRs,” the IDRs represent the right to receive increasing percentages, up to a maximum of 48%, of the cash we distribute from operating surplus (as defined below) in excess of $0.4888 per unit per quarter. Our common units, which represent limited partner interests in us, are listed on the New York Stock Exchange (“NYSE”) under the symbol “USAC.”

Our common units have been traded on the NYSE since January 15, 2013, and therefore, we have not set forth quarterly information with respect to the high and low prices for our common units for periods prior to that date. The following table sets forth high and low sales prices per common unit and cash distributions per common unit to common unitholders for the periods indicated. The last reported sales price for our common units on February 18, 2014, was $26.23.

			Cash
			Distribution
	Price Range		Per Common
Period	High	Low	Unit		Date Paid

First Quarter 2013(1)	$20.00	$17.25	$0.348	(2)	May 14, 2013
Second Quarter 2013	$23.72	$18.77	$0.44		August 14, 2013
Third Quarter 2013	$26.50	$22.50	$0.46		November 14, 2013
Fourth Quarter 2013	$27.12	$22.07	$0.48		February 14, 2014

(1)         Beginning on January 15, 2013 the first day our common units were traded on the NSYE.

(2)         Prorated to reflect 72 days of a quarterly cash distribution rate of $0.435 per unit.

Holders

At the close of business on February 18, 2014, we had 27 holders of record of our common units. The number of record holders does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

Selected Information from our Partnership Agreement

Set forth below is a summary of the significant provisions of our partnership agreement that relate to cash distributions, minimum quarterly distributions and IDRs.

Available Cash

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement) to unitholders of record on the applicable record date. Our partnership agreement generally defines available cash, for each quarter, as cash on hand at the end of a quarter less the amount of reserves established by our general partner to provide for the proper conduct of our business, comply with applicable law, our revolving credit facility or other agreements; and provide fund for distributions to our unitholders for any one or more of the next four quarters plus cash on hand resulting from working capital borrowings made after the end of the quarter. Working capital borrowings are borrowings made under a credit facility, commercial paper facility or other similar financing arrangement, and in all cases are used solely for working capital purposes or to pay distributions to partners and with the intent of the borrower to repay such borrowings within twelve months from sources other than working capital borrowings.

Minimum Quarterly Distribution

Our partnership agreement provides that, during the subordination period, the common units will have the right to receive distributions of available cash from operating surplus each quarter in an amount equal to $0.425 per common unit, which amount is defined in our partnership agreement as the minimum quarterly distribution, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. These units are deemed “subordinated” because for a period of time, referred to as the subordination period, the subordinated units will not be entitled to receive any distributions until the common units have received the minimum quarterly distribution plus any arrearages from prior quarters. Furthermore, no arrearages will be paid on the subordinated units. The practical effect of the subordinated units is to increase the likelihood that during the subordination period there will be available cash to be distributed on the common units. On January 23, 2014, the Partnership announced a cash distribution of $0.48 per unit on its common and subordinated units. This fourth quarter distribution corresponds to an annualized distribution rate of $1.92 per unit. The distribution was paid on February 14, 2014 to unitholders of record as of the close of business on February 4, 2014. USA Compression Holdings, and Argonaut Private Equity, L.L.C. (“Argonaut”) and certain other related unitholders elected to reinvest all of this distribution with respect to their units pursuant to the Partnership’s Distribution Reinvestment Plan (“DRIP”). Following the issuance of common units under the DRIP, USAC Compression Holdings owned 50.9% of the Partnership’s outstanding limited partner interests, and Argonaut and the related parties participating in the DRIP, owned 19.4% of the Partnership’s outstanding limited partner interests.

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

Issuer Purchases of Equity Securities

None.

Sales of Unregistered Securities; Use of Proceeds from Sale of Securities

On January 18, 2013, we completed our IPO of common units pursuant to a Registration Statement on Form S-1, as amended (Reg. No. 333-174803), that was declared effective on January 14, 2013. Under the registration statement, we sold an aggregate of 11,000,000 common units at a price to the public of $18.00 per common unit. Barclays Capital Inc. and Goldman, Sachs & Co. acted as joint book-running managers of the offering. The offering closed on January 18, 2013. As a result of our IPO, we raised a total of $198.0 million in gross proceeds, and approximately $180.5 million in net proceeds after deducting underwriting discounts and commissions of $12.2 million, structuring fees of $0.7 million and offering expenses of $4.6 million.

On August 30, 2013, in connection with the acquisition from S&R of certain assets and liabilities related to the business of providing compression services to third parties engaged in the exploration, production, gathering, processing, transportation or distribution of oil and gas (the “S&R Acquisition”), the Partnership issued 7,425,261 common units to certain accredited investors (the “Holders”) who are members or beneficial owners of S&R or its controlling member, Argonaut Private Equity, L.L.C. (“Argonaut”).

The common units issued in connection with the S&R Acquisition were issued in a private placement in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof. In connection with the S&R Acquisition, we entered into a registration rights agreement with Argonaut and the other Holders pursuant to which we agreed to register the common units issued in connection with the S&R Acquisition. On February 3, 2014, we filed a Registration Statement on Form S-3 (File No. 333-193724) (the “S-3 Registration Statement”).  Until such time as the S-3 Registration Statement is declared effective by the SEC, the common units issued in connection with the S&R Acquisition may not be offered or sold in the United States absent an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws.

Equity Compensation Plan

For disclosures regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this report.

ITEM 6.                        Selected Financial Data

SELECTED HISTORICAL FINANCIAL DATA

In the table below we have presented certain selected financial data for USA Compression Partners, LP for each of the five years in the period ended December 31, 2013, which has been derived from our audited consolidated financial statements. The following information should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements contained in Item 7 of this report.

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

The following table includes the non-GAAP financial measure of Adjusted EBITDA. We define Adjusted EBITDA as our net income before interest expense, income taxes, depreciation and amortization expense, impairment of compression equipment, unit-based compensation expense, restructuring charges, management fees, expenses under our operating lease with Caterpillar, certain fees and expenses related to the Holdings Acquisition and transaction expenses for the S&R Acquisition. For a reconciliation of Adjusted EBITDA to its most directly comparable financial measures calculated and presented in accordance with GAAP, please read “—Non-GAAP Financial Measures.”

	Successor(1)			Predecessor
	Years ended December 31,			Years ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)			(in thousands)
Revenues:
Contract operations	$150,360	$116,373	$93,896	$89,785	$93,178
Parts and service	2,558	2,414	4,824	2,243	2,050
Total revenues	152,918	118,787	98,720	92,028	95,228
Costs and expenses:
Cost of operations	48,097	37,796	39,605	33,292	30,096
Selling, general and administrative	27,587	18,269	12,726	11,370	9,136
Restructuring charges(2)	—	—	300	—	—
Depreciation and amortization	52,917	41,880	32,738	24,569	22,957
(Gain) loss of sale of assets	284	266	178	(90)	(74)
Impairment of compression equipment	203	—	—	—	1,677
Total costs and expenses	129,088	98,211	85,547	69,141	63,792
Operating income	23,830	20,576	13,173	22,887	31,436
Other income (expense):
Interest expense	(12,488)	(15,905)	(12,970)	(12,279)	(10,043)
Other	9	28	21	26	25
Total other expense	(12,479)	(15,877)	(12,949)	(12,253)	(10,018)
Income before income tax expense	11,351	4,699	224	10,634	21,418
Income tax expense(3)	280	196	155	155	190
Net income	$11,071	$4,503	$69	$10,479	$21,228
Adjusted EBITDA	$81,130	$63,484	$51,285	$51,987	$56,917
Other Financial Data:
Capital expenditures(4)	$159,547	$179,977	$133,264	$18,886	$29,580
Cash flows provided by (used in):
Operating activities	68,190	41,974	33,782	38,572	42,945
Investing activities	(153,946)	(178,589)	(140,444)	(18,768)	(26,763)
Financing activities	85,756	136,619	106,662	(19,804)	(16,545)

	Successor(1)			Predecessor
	Years ended December 31,			Years ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)			(in thousands)
Balance Sheet Data (at period end):
Working capital(5)	$(24,177)	$(12,076)	$(11,295)	$(3,984)	$(4,678)
Total assets	1,185,884	872,645	727,876	614,718	352,757
Long-term debt	420,933	502,266	363,773	255,491	260,470
Partners’ equity	707,727	343,526	339,023	338,954	72,626

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

Non-GAAP Financial Measures

We define Adjusted EBITDA as our net income before interest expense, income taxes, depreciation and amortization expense, impairment of compression equipment, unit based compensation expense, restructuring charges, management fees, expenses under our operating lease with Caterpillar, certain fees and expenses related to the Holdings Acquisition and transaction expenses for the S&R Acquisition. We view Adjusted EBITDA as one of our primary management tools, and we track this item on a monthly basis both as an absolute amount and as a percentage of revenue compared to the prior month, year-to-date, prior year and to budget. Adjusted EBITDA is used as a supplemental financial measure by our management and external users of our financial statements, such as investors and commercial banks, to assess:

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

Adjusted EBITDA does not include interest expense, income taxes, depreciation and amortization expense, impairment of compression equipment, unit-based compensation expense, restructuring charges, management fees, expenses under our operating lease with Caterpillar, certain fees and expenses related to the Holdings Acquisition and transaction expenses for the S&R Acquisition. Because we borrow money under our revolving credit facility and have historically utilized operating leases to finance our operations, interest expense and operating lease expense are necessary elements of our costs. Because we use capital assets, depreciation and impairment of compression equipment is also a necessary element of our costs. Expense related to unit-based compensation expense related to equity awards to employees is also necessary to operate our business. Therefore, measures that exclude these elements have material limitations. To compensate for these limitations, we believe that it is important to consider both net income and net cash provided by operating activities determined under GAAP, as well as Adjusted EBITDA, to evaluate our financial performance and our liquidity. Our Adjusted EBITDA excludes some, but not all, items that affect net income and net cash provided by operating activities, and these measures may vary among companies. Management compensates for the limitations of Adjusted EBITDA as an analytical tool by reviewing the comparable GAAP measures, understanding the differences between the measures and incorporating this knowledge into management’s decision making processes.

The following table reconciles Adjusted EBITDA to net income and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented:

	Successor(1)			Predecessor
	Years ended December 31,			Years ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)			(in thousands)
Net income	$11,071	$4,503	$69	$10,479	$21,228
Interest expense	12,488	15,905	12,970	12,279	10,043
Depreciation and amortization	52,917	41,880	32,738	24,569	22,957
Income taxes	280	196	155	155	190
Impairment of compression equipment(2)	203	—	—	—	1,677
Unit-based compensation expense	1,343	—	—	382	269
Equipment operating lease expense(3)	—	—	4,053	2,285	553
Riverstone management fee(4)	49	1,000	1,000	—	—
Restructuring charges(5)	—	—	300	—	—
Fees and expenses related to the Holdings Acquisition(6)	—	—	—	1,838	—
Transaction expenses for S&R Acquisition (7)	2,142	—	—	—	—
Other	637	—	—	—	—
Adjusted EBITDA	$81,130	$63,484	$51,285	$51,987	$56,917
Interest expense	(12,488)	(15,905)	(12,970)	(12,279)	(10,043)
Income tax expense	(280)	(196)	(155)	(155)	(190)
Equipment operating lease expense(3)	—	—	(4,053)	(2,285)	(553)
Unit-based compensation expense	(1,343)	—	—	(382)	(269)
Riverstone management fee(4)	(49)	(1,000)	(1,000)	—	—
Restructuring charges(5)	—	—	(300)	—	—
Impairment of compression equipment(2)	(203)	—	—	—	(1,677)
Fees and expenses related to the Holdings Acquisition(6)	—	—	—	(1,838)	—
Transaction expenses for S&R Acquisition(7)	(2,142)	—	—	—	—
Other	3,386	(58)	(920)	3,744	2,234
Changes in operating assets and liabilities:
Accounts receivable and advance to employee	(11,675)	169	(976)	(336)	1,865
Inventory	(5,725)	(1,004)	1,974	503	(3,680)
Prepaids	(601)	(153)	(219)	(18)	608
Other non-current assets	3,824	(1,315)	(2,601)	1	(4)
Accounts payable	8,133	(5,340)	1,987	(825)	(857)
Accrued liabilities and deferred revenue	6,223	3,292	1,730	455	(1,406)
Net cash provided by operating activities	$68,190	$41,974	$33,782	$38,572	$42,945

(1)         Reflects the push-down of the purchase accounting for the Holdings Acquisition.

(2)         Represents non-cash charges incurred to write down long-lived assets with recorded values that are not expected to be recovered through future cash flows.

(3)         Represents expenses for the respective periods under the operating lease facility with Caterpillar, from whom we historically leased compression units and other equipment. On December 15, 2011, we purchased the compression units that were previously leased from Caterpillar for $43 million and terminated all the lease schedules and covenants under the facility. As such, we believe it is useful to investors to view our results excluding these lease payments.

(4)         Represents management fees paid to Riverstone for services performed during 2013, 2012 and 2011. As these fees are not paid by us as a public company, we believe it is useful to investors to view our results excluding these fees.

(5)         During the year ended December 31, 2011, we incurred $0.3 million of restructuring charges for severance and retention benefits related to the termination of certain administrative employees. These charges are reflected as restructuring charges in our consolidated statement of operations. These restructuring charges were paid in 2012. We believe that it is useful to investors to view our results excluding this non-core expense.

(6)         Represents one-time fees and expenses related to the Holdings Acquisition. These fees and expenses are not related to our operations, and we do not expect to incur similar fees or expenses in the future as a publicly traded partnership.

(7)         Represents S&R transaction expenses incurred during the third and fourth quarter of 2013. As these fees are not recurring, the Partnership believes it is useful to investors to view its results excluding these fees.

We define distributable cash flow as net income (loss) plus non-cash interest expense, depreciation and amortization expense, impairment of compression equipment charges, and non-cash SG&A costs, less maintenance capital expenditures. We define adjusted distributable cash flow as distributable cash flow plus certain one-time transaction expenses for the S&R Acquisition. We believe distributable cash flow and adjusted distributable cash flow are an important measures of operating performance because they allow management, investors and others to compare basic cash flows we generate (prior to the establishment of any retained cash reserves by our general partner) to the cash distributions we expect to pay our unitholders. Using distributable cash flow and adjusted distributable cash flow, management can quickly compute the coverage ratio of estimated cash flows to planned cash distributions. Our distributable cash flow may not be comparable to a similarly titled measure of another company because other entities may not calculate distributable cash flow in the same manner.

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

The following table reconciles our net income to distributable cash flow and adjusted distributable cash flow for each of the periods presented (in thousands):

	Successor(1)			Predecessor
	Years Ended December 31,			Years Ended December 31,
	2013	2012	2011	2010	2009
Net income	$11,071	$4,503	$69	$10,479	$21,228
Plus: Non-cash interest expense	2,201	1,855	(1,057)	3,449	363
Plus: Depreciation and amortization	52,917	41,880	32,738	24,569	22,957
Plus: Unit-based compensation expense	1,343	—	—	382	269
Plus: Impairment of compression equipment	203	—	—	—	1,677
Less: Maintenance capital expenditures(2)	14,304	13,310	8,961	13,018	9,354
Distributable cash flow	$53,431	$34,928	$22,789	$25,861	$37,140
Transaction expenses for S&R Acquisition and other(3)	2,779	—	—	—	—
Adjusted distributable cash flow	$56,210	$34,928	$22,789	$25,861	$37,140

(1)         Reflects the push-down of the purchase accounting for the Holdings Acquisition.

(2)         Reflects actual maintenance capital expenditures for the period presented. Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets, to maintain the operating capacity of our assets and extend their useful lives, or other capital expenditures that are incurred in maintaining our existing business and related cash flow.

(3)         Reflects $2.1 million of transaction expenses for the S&R Acquisitions and $0.7 million of nonrecurring expenses, for 2013.

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

Overview

We are a growth oriented Delaware limited partnership and, based on management’s significant experience in the industry, we believe that we are one of the largest independent providers of compression services in the U.S. in terms of total compression unit horsepower. We have been providing compression services since 1998. As of December 31, 2013, we had 1,202,374 horsepower in our fleet and approximately 180,000 horsepower on order for expected delivery primarily in the first half of 2014. Our primary focus is to provide compression services to our customers in connection with infrastructure applications. Natural gas compression is a mechanical process whereby natural gas is compressed to a smaller volume, resulting in higher pressure. This process has various applications, including both allowing for the transportation of the natural gas through the domestic pipeline system and enhancing crude oil production through artificial lift processes. As such, our compression services play a critical role in the production and transportation of both natural gas and crude oil.

We provide compression services in a number of shale plays throughout the U.S., including the Marcellus, Eagle Ford, Utica, Mississippi Lime, Granite Wash, Woodford, Barnett, Permian Basin, Haynesville and Fayetteville shales. Because the demand for our services is driven by production of natural gas and crude oil, we have focused our activities in areas of attractive growth, which are generally found in these shale and unconventional resource plays.  Further, we believe production in these areas will increase in the future. According to the 2013 Outlook prepared by the EIA, natural gas production from shale formations is expected to increase from 34% of total U.S. natural gas production in 2011 to 50% of total U.S. natural gas production in 2040. In addition, the EIA forecasts in its 2013 Outlook that total domestic crude oil production will increase by 33% from 2011 to 2019, and more importantly, forecasts tight oil production to increase by 128% over the same time period.  Not only are the production and transportation volumes in these and other shale plays increasing, the geological and reservoir characteristics are also particularly attractive for compression services. The changes in production volume and pressure of shale plays over time result in a wider range of compression requirements than in conventional basins. We believe we are well-positioned to meet these changing operating conditions as a result of the flexibility of our compression units. While our business focuses largely on compression services in shale plays, we also provide compression services in more mature conventional basins, including crude oil wells targeted by horizontal drilling techniques. Wells in conventional basins typically require increasing amounts of compression as they age and pressures decline. In addition, the continued development of horizontal drilling, particularly in crude oil wells, has allowed producers to produce incremental volumes of crude oil on attractive economic terms. Our gas lift fleet, critical to producing oil from horizontal wells, serves this growing market demand.

We operate in a single business segment, the compression service business. We provide our customers with compression services to maximize their natural gas and crude oil production, throughput and cash flow. We provide domestic compression services to major oil companies and independent producers, processors, gatherers and transporters of natural gas and crude oil using our modern, flexible fleet of compression units, which have been designed to be rapidly deployed and redeployed throughout the country. As part of our services, we engineer, design, operate, service and repair our compression units and maintain related support inventory and equipment.

We provide compression services to our customers under fixed-fee contracts, with initial contract terms of up to five years for midstream applications and six to twelve months for crude oil gas lift applications. We typically continue to provide compression services to our customers beyond their initial contract terms, either through contract renewals or on a month-to-month basis. For the year ended December 31, 2013, approximately 38% of our compression services on a horsepower basis (and 43% on a revenue basis) were provided to customers under contracts continuing on a month to month basis. We generally enter into take-or-pay contracts whereby our customers are required to pay our monthly fee even during periods of limited or disrupted throughput, which enhances the stability and predictability of our cash flows. We are not directly exposed to commodity price risk because we do not take title to the natural gas we compress and because the natural gas used as fuel by our compression units is supplied by our customers without cost to us. Our indirect exposure to short-term volatility in natural gas and crude oil commodity prices is mitigated by the long-term nature of the majority of our contracts. As of December 31, 2013, we estimate that approximately 89% of our revenue generating horsepower was deployed in infrastructure applications, including large volume gathering systems, processing facilities, transportation applications and crude oil gas lift.

General Trends and Outlook

Following a period of decreasing market rates in 2009 and 2010, when we elected to sign shorter-term contracts to limit our long-term exposure to lower market rates, rates have improved and generally stabilized starting in 2011 and continue improving throughout 2013.  We have experienced some pricing pressure on certain of our midstream compression units during 2013. However, over the long term, we expect that continued improved pricing will ultimately improve our average monthly revenue per revenue generating horsepower as contracts that we entered into in 2009 and early 2010 expire and we enter into new contracts at higher rates. In our gas lift fleet, we have continued to experience strong market demand and, as a result, attractive pricing. We intend to grow the number of midstream and gas lift units in our fleet. While larger horsepower units used in midstream applications in general allow us to generate higher gross operating margins than gas lift units, they also generate lower average monthly revenue per revenue generating horsepower.

Our ability to increase our revenues is dependent in large part on our ability to add new revenue generating compression units to our fleet and increase the utilization of idle compression units. During 2011, we began to see an increase in overall natural gas activity in the U.S. and experienced an increase in demand for our compression services that has continued through 2012 and 2013. The generally strong activity in crude oil production in our core gas lift regions has also contributed to increased demand for our services. Revenue generating horsepower increased by 34.8% from December 31, 2012 to December 31, 2013, in part due to the S&R Acquisition. Average revenue generating horsepower increased by 20.3%, primarily due to growth in our core midstream compression business along with the S&R Acquisition, from the year ended December 31, 2012 to the year ended December 31, 2013. We believe the natural gas activity levels in the U.S. will continue to increase in the foreseeable future, particularly in shale plays, with respect to natural gas, as well as crude oil. We anticipate this activity will result in higher demand for our compression services, which we believe should result in increasing revenues. However, the expected increase in overall natural gas and crude oil activity and demand for our compression services may not occur for a variety of reasons. Please read Part I, Item 1A. “Risk Factors — Risks Related to Our Business — A long-term reduction in the demand for, or production of, natural gas or crude oil in the locations where we operate could adversely affect the demand for our services or the prices we charge for our services, which could result in a decrease in our revenues and cash available for distribution to our unitholders.”

Factors That Affect Our Future Results

Customers

We provide compression services to major oil companies and independent producers, processors, gatherers and transporters of natural gas and crude oil, and operate in a number of U.S. natural gas shale plays, including the Fayetteville, Marcellus, Woodford, Barnett, Eagle Ford, Utica, Permian Basin and Haynesville shales. Our customers use our services primarily in large volume gathering systems, processing facilities and transportation applications as well as in gas-lift compression for crude oil wells. Regardless of the application for which our services are provided, our customers rely upon the availability of the equipment used to provide compression services and our expertise to help generate the maximum throughput of product, reduce fuel costs and reduce emissions. While we are currently focused on our existing service areas, our customers have compression demands in other areas of the U.S. in conjunction with their field development projects. We continually consider expansion of our areas of operation in the U.S. based upon the level of customer demand. Our modern, flexible fleet of compression units, which have been designed to be rapidly deployed and redeployed throughout the country, provides us with continuing opportunities to expand into other areas with both new and existing customers. From April 2008 through December 2013, we redeployed approximately 66,900 horsepower of our compression units from our Central operating region to our Northeast operating region, which includes the Marcellus shale, to meet increasing customer demand in that geographic area.

Many of our customers have access to low-cost capital, made available by banks and equipment manufacturers, and have elected to access this capital to add compression units to their owned compression fleets. Additional purchases of compression equipment by our customers may result in reduced demand for our compression services by these customers, which could materially reduce our results of operations and ability to make cash distributions to our unitholders.

Supply and Demand for Natural Gas and Crude Oil

We believe that as a clean alternative to other fuels, natural gas will continue to be a fuel of choice for many years to come for many industries and consumers. The EIA forecasts in its 2013 Outlook that natural gas production in the U.S. is expected to increase by approximately 44% from 2011 to 2040. We believe this long-term increasing demand for natural gas will create increasing demand for compression services, for both existing natural gas fields as they age and for the development of new natural gas fields. Additionally, the shift to production of natural gas from shale, tight gas and coal bed formations that often have lower producing pressures than conventional reservoirs, results in a further increase in compression needs. In the short-term, changes in natural gas pricing, based primarily upon the supply of natural gas, will affect the development activities of natural gas producers based upon the costs associated with finding and producing natural gas in the particular natural gas and oil fields in which they are active. Although short-term declines in natural gas prices have a short-term negative effect on the development activity in natural gas fields, periods of lower development activity tend to place emphasis on improving production efficiency. As a result of our commitment to providing a high level of availability of the equipment used to provide compression services, we believe our service run times position us to satisfy the needs of our customers.

The continued development of horizontal drilling, particularly in crude oil wells, has allowed producers to produce incremental volumes of crude oil from tight oil formations on attractive economic terms. The EIA forecasts in its 2013 Outlook that total domestic crude oil production will increase by 33% from 2011 to 2019, and more importantly, forecasts tight oil production to increase by 128% over the same time period.  Gas lift and other artificial lift technologies are critical to the enhancement of production of oil from horizontal wells operating in tight shale plays. Gas lift is a process by which natural gas is injected into the production tubing, thus reducing the hydrostatic pressure and allowing the oil to flow at a higher rate. We believe that our flexible fleet of smaller horsepower units that are primarily utilized in gas lift applications will enable us to capitalize on this growing market demand.

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

Operating Highlights

The following table summarizes certain horsepower and horsepower utilization percentages for the periods presented.

	Year Ended December 31,			Percent Change
Operating Data (unaudited):	2013	2012	2011	2013	2012
Fleet horsepower(1)	1,202,374	919,121	722,201	30.8%	27.3%
Total available horsepower(2)	1,278,829	935,681	809,418	36.7%	15.6%
Revenue generating horsepower(3)	1,070,457	794,324	649,285	34.8%	22.3%
Average revenue generating horsepower(4)	902,168	749,821	570,900	20.3%	31.3%
Average revenue per revenue generating horsepower per month	$14.15	$13.39	$14.07	5.7%	(4.8)%
Revenue generating compression units	2,137	978	888	118.5%	10.1%
Average horsepower per revenue generating compression unit(5)	720	791	692	(9.0)%	14.3%
Horsepower utilization(6):
At period end	94.1%	92.8%	95.7%	1.4%	(3.0)%
Average for the period(7)	93.8%	94.5%	92.3%	(0.7)%	2.4%

(1)         Fleet horsepower is horsepower for compression units that have been delivered to us (and excludes units on order). As of December 31, 2013, we had approximately 180,000 horsepower on order for delivery which is expected to be delivered primarily in the first half of 2014.

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

(4)         Calculated as the average of the month-end revenue generating horsepower for each of the months in the period.

(5)         Calculated as the average of the month-end horsepower per revenue generating compression unit for each of the months in the period.

(6)         Horsepower utilization is calculated as (i)(a) revenue generating horsepower plus (b) horsepower in our fleet that is under contract, but is not yet generating revenue plus (c) horsepower not yet in our fleet that is under contract not yet generating revenue and that is subject to a purchase order, divided by (ii) total available horsepower less idle horsepower that is under repair. Horsepower utilization based on revenue generating horsepower and fleet horsepower at each applicable period end was 89.0%, 86.4% and 89.9%, for the years ended December 31, 2013, 2012 and 2011, respectively.

(7)         Calculated as the average utilization for the months in the period based on utilization at the end of each month in the period.

The increase in fleet horsepower as of December 31, 2013 compared to December 31, 2012 is attributable to the compression units added to our fleet to meet the incremental demand by new and current customers and the S&R Acquisition. Revenue generating horsepower increased by 34.8% from December 31, 2012 to December 31, 2013 primarily due to organic growth in our core midstream fleet and acquiring compression units under contract in connection with the S&R Acquisition. The average horsepower per revenue generating compression unit decreased from 791 to 720, or (9.0)%, over that same period, due to the smaller horsepower gas lift units that were added to the fleet in the S&R Acquisition. The increase in fleet horsepower as of December 31, 2012 compared to December 31, 2011 is attributable to the compression units added to our fleet to meet the incremental demand by new and current customers. Revenue generating horsepower increased by 22.3% from December 31, 2011 to December 31, 2012, primarily due to organic growth and increasing customer demand. The average horsepower per revenue generating compression unit increased from 692 to 791 between 2011 and 2012, primarily due to our focus during that period on the addition of large horsepower compression units.

	Year Ended December 31,			Percent Change
Other Financial Data:	2013	2012	2011	2013	2012
	(in thousands)
Gross Operating Margin(1)	$104,821	$80,991	$59,115	29.4%	37.0%
Gross operating margin percentage(2)	68.5%	68.2%	59.9%	0.5%	13.9%
Adjusted EBITDA(3)	81,130	63,484	51,285	27.8%	23.8%
Adjusted EBITDA percentage(2)	53.1%	53.4%	51.9%	(0.6)%	2.9%

(1)         Gross operating margin is a non-GAAP financial measure. We calculate gross operating margin as revenue less cost of operations, exclusive of depreciation and amortization expense. We believe that gross operating margin is useful as a supplemental measure of our operating profitability. Gross operating margin should not be considered an alternative to, or more meaningful than, operating income or any other measure of financial performance presented in accordance with GAAP. Moreover, gross operating margin as presented may not be comparable to similarly titled measures of other companies. Because we capitalize assets, depreciation and amortization of equipment is a necessary element of our costs. To compensate for the limitations of gross operating margin as a measure of our performance, we believe that it is important to consider operating income determined under GAAP, as well as gross operating margin, to evaluate our operating profitability. For more information, please read “Item 6 — Selected Historical Financial Data — Non-GAAP Financial Measures.”

The following table reconciles gross operating margin to operating income, its most directly comparable GAAP financial measure, for each of the periods presented:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Revenues:
Contract operations	$150,360	$116,373	$93,896
Parts and service	2,558	2,414	4,824
Total revenues	152,918	118,787	98,720
Cost of operations, exclusive of depreciation and amortization	48,097	37,796	39,605
Gross operating margin	104,821	80,991	59,115
Other operating and administrative costs and expenses:
Selling, general and administrative	27,587	18,269	12,726
Restructuring charges	—	—	300
Depreciation and amortization	52,917	41,880	32,738
(Gain) loss on sale of assets	284	266	178
Impairment of compression equipment	203	—	—
Total other operating and administrative costs and expenses	80,991	60,415	45,942
Operating income	$23,830	$20,576	$13,173

(2)        Gross operating margin percentage and Adjusted EBITDA percentage are calculated as a percentage of revenue.

(3)         For a reconciliation of Adjusted EBITDA, a non-GAAP financial measure, to net income and cash flows from operating activities, its most directly comparable GAAP financial measures, see “Item 6 — Selected Historical Financial Data—Non-GAAP Financial Measures.”

Gross operating margin, as a percentage of total revenues, increased to 68.5% in 2013 from 68.2% in 2012. The increase in gross operating margin was primarily attributable to a 28.7% increase in total revenues when comparing the periods, partially offset by an increase of 27.3% in cost of operations. Average revenue generating horsepower increased from 749,821 in 2012 to 902,168 in 2013, an increase of 20.3%, primarily due to compression units added to our fleet to meet the incremental demand by new and current customers and the S&R Acquisition. Average revenue per revenue generating horsepower per month increased to $14.15 in 2013 from $13.39 in 2012, an increase of 5.7%. The increase in average revenue per revenue generating horsepower per month was primarily due to higher revenue per horsepower per month from the gas lift compression units that were acquired from S&R. The increase in cost of operations is primarily attributable to (1) a $2.8 million increase in lubrication oil expenses due to a 21.7% increase in gallons consumed, offset by a 3.9% decrease in the average supplier price per gallon, (2) a $4.3 million increase in direct labor expenses, (3) a $0.9 million increase in training and safety expense, (4) a $0.4 million increase in maintenance parts and (5) a $0.6 million increase related to vehicle tools and gasoline. These factors are attributable primarily to the increase in our fleet size due to organic growth and four months of operations related to the assets acquired in the S&R Acquisition. In addition, business and property insurance increased by $0.4 million primarily due to certain insurance claims on our compression units and the increase in the size of our fleet.

Gross operating margin, as a percentage of total revenues, increased to 68.2% in 2012 from 59.9% in 2011. The increase in gross operating margin percentage was primarily attributable to a 20.3% increase in total revenues when comparing the periods, and a 4.6% decrease in cost of operations. Average revenue generating horsepower increased from 570,900 in 2011 to 749,821 in 2012, an increase of 31.3%, primarily due to organic growth and increasing customer demand. Average revenue per revenue generating horsepower per month declined to $13.39 in 2012 from $14.07 in 2011, a decrease of 4.8%. The decline in average revenue per revenue generating horsepower per month related primarily to the 14.3% increase in average horsepower per revenue generating compression unit to 791 for 2012 from 692 in 2011, resulting from our focus on the addition of large horsepower compression units to our fleet. The decrease in cost of operations is attributable to a $4.1 million decrease in equipment operating lease expense, as the Caterpillar operating lease schedules were terminated on December 15, 2011. Partially offsetting the decrease related to the Caterpillar operating lease were certain cost increases, including (1) a $1.1 million increase in lubrication oil expenses due to both a 7.1% increase in the average supplier price per gallon and a 12.7% increase in gallons consumed, (2) a $1.0 million increase in direct labor expenses and (3) a $0.3 million increase related to vehicle tools and gasoline, all of which were attributable primarily to the increase in the size of our fleet.

Financial Results of Operations

Year ended December 31, 2013 compared to the year ended December 31, 2012

The following table summarizes our results of operations for the periods presented:

	Year ended December 31,		Percent
	2013	2012	Change
	(in thousands)
Revenues:
Contract operations	$150,360	$116,373	29.2%
Parts and service	2,558	2,414	6.0%
Total revenues	152,918	118,787	28.7%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	48,097	37,796	27.3%
Selling, general and administrative	27,587	18,269	51.0%
Depreciation and amortization	52,917	41,880	26.4%
(Gain) loss on sale of assets	284	266	6.8%
Impairment of compression equipment	203	—	—
Total costs and expenses	129,088	98,211	31.4%
Operating income	23,830	20,576	15.8%
Other income (expense):
Interest expense	(12,488)	(15,905)	(21.5)%
Other	9	28	(67.9)%
Total other expense	(12,479)	(15,877)	(21.4)%
Income before income tax expense	11,351	4,699	141.6%
Income tax expense	280	196	42.9%
Net income	$11,071	$4,503	145.9%

Contract operations revenue. Contract operations revenue was $150.4 million for the year ended December 31, 2013 compared to $116.4 million in 2012, an increase of 29.2%. Average revenue generating horsepower increased from 749,821 for the year ended December 31, 2012 to 902,168 for the year ended December 31, 2013, an increase of 20.3%, primarily due to growth in our core midstream compression assets along with the addition of assets in connection with the S&R Acquisition. Average revenue per revenue generating horsepower per month increased from $13.39 for the year ended December 31, 2012 to $14.15 for the year ended December 31, 2013, an increase of 5.7%, primarily due to higher revenue per horsepower per month from the gas lift compression units that were acquired in the S&R Acquisition. There were 2,137 revenue generating compression units at December 31, 2013 compared to 978 at December 31, 2012, a 118.5% increase, primarily due to the S&R Acquisition and organic growth in our core midstream compression assets. Revenue generating horsepower was 1,070,457 at December 31, 2013 compared to 794,324 at December 31, 2012, a 34.8% increase, primarily due to growth in our core midstream compression assets along with the S&R Acquisition.

Parts and service revenue. Parts and service revenue was $2.6 million for the year ended December 31, 2013 compared to $2.4 million in 2012, or a 6.0% increase.

Cost of operations, exclusive of depreciation and amortization. Cost of operations was $48.1 million for the year ended December 31, 2013 compared to $37.8 million for the year ended December 31, 2012, an increase of 27.3%. The increase is primarily attributable to the increase in our fleet size. Certain cost increases consisted of (1) a $2.8 million increase in lubrication oil expenses due to a 21.7% increase in gallons consumed, partially offset by a 3.9% decrease in the average price per gallon paid, (2) a $4.3 million increase in direct labor expenses, (3) a $0.9 million increase in training and safety expense, (4) a $0.4 million increase in maintenance parts and (5) a $0.6 million increase related to vehicle tools and gasoline. These factors are primarily attributable to the increase in our fleet size due to organic growth and four months of operations related to the assets acquired in the S&R Acquisition. In addition, business and property insurance increased by $0.4 million primarily due to certain insurance claims on our compression units and the increase in the size of our fleet. The cost of operations was 31.5% of revenue for the year ended December 31, 2013 as compared to 31.8% for the year ended December 31, 2012.

Selling, general and administrative expense. Selling, general and administrative expense was $27.6 million for the year ended December 31, 2013 compared to $18.3 million for the year ended December 31, 2012, an increase of 51.0%. Approximately $3.5 million of the increase in selling, general and administrative expense is related to a rise in salaries and benefits due to (i) an increase in employee headcount to support operations and sales management and (ii) the addition of certain executive positions to operate as a public company. Additionally, the Partnership expensed $1.3 million of unit-based compensation expense related to the issuance of phantom units in 2013 under the Partnership’s 2013 Long-Term Incentive Plan. Other significant increases included (1) a $0.6 million due to increased sales support costs, (2) $3.8 million of increased professional fees, including $2.1 million related to the S&R Acquisition and (3) $0.3 million of increased computer hardware and software expenses, all of which were attributable to increased employee headcount and support services. In addition, business and property insurance increased by $0.6 million due to certain insurance claims on our compression units and the increase in the size of our fleet and were offset by a $1.0 million decrease in management fees that are no longer owed by the Partnership subsequent to its initial public offering. The selling, general and administrative employee headcount was 86 at December 31, 2013, a 45.8% increase from December 31, 2012. The selling, general and administrative employee headcount increased to support the continued growth of the business, including the S&R Acquisition. Selling, general and administrative expense represented 18.0% and 15.4% of revenue for the years ended December 31, 2013 and 2012, respectively.

Depreciation and amortization expense. Depreciation and amortization expense was $52.9 million for the year ended December 31, 2013 compared to $41.9 million for the year ended December 31, 2012, an increase of 26.4%. The increase was related to an increase in property, plant and equipment, including the S&R Acquisition, of 39.8% for the year ended December 31, 2013 as compared to December 31, 2012.

Interest expense. Interest expense was $12.5 million for the year ended December 31, 2013 compared to $15.9 million for the year ended December 31, 2012, a decrease of 21.5%. Included in interest expense is amortization of deferred loan costs of $2.2 million and $1.9 million for the years ended December 31, 2013 and 2012, respectively. Interest expense for both periods was related to borrowings under our revolving credit facility. Average borrowings outstanding under our revolving credit facility were $370.8 million for the year ended December 31, 2013 compared to $442.1 million for the year ended December 31, 2012. Our revolving credit facility had an interest rate of 2.17% and 2.96% at December 31, 2013 and 2012, respectively, and an average interest rate of 2.43% and 2.99%, excluding the effects from the interest rate swap instruments discussed below for 2012, for the year then ended, respectively. The composite fixed interest rate for $140 million of notional coverage under three interest rate swap instruments was 2.52% at December 31, 2011 plus the applicable margin of 2.75%. These interest rate swaps expired during 2012. We did not designate our swap agreements as cash flow hedges. As a result, amounts paid or received from the interest rate swaps were charged or credited to interest expense. For the year ended December 31, 2012, we recorded a fair value gain of $2.2 million, with respect to these swaps as a reduction in interest expense.

Income tax expense. We incurred approximately $279,972 and $196,040 in franchise tax for the years ended December 31, 2013 and 2012, respectively, as a result of the Texas franchise tax.

Year ended December 31, 2012 compared to the year ended December 31, 2011

The following table summarizes our results of operations for the periods presented:

	Successor
	Year Ended December 31,		Percent
	2012	2011	Change
	(in thousands)
Revenues:
Contract operations	$116,373	$93,896	23.9%
Parts and service	2,414	4,824	(50.0)%
Total revenues	118,787	98,720	20.3%

	Successor
	Year Ended December 31,		Percent
	2012	2011	Change
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	37,796	39,605	(4.6)%
Selling, general and administrative	18,269	12,726	43.6%
Restructuring charges	—	300
Depreciation and amortization	41,880	32,738	27.9%
(Gain) loss on sale of assets	266	178	49.4%
Total costs and expenses	98,211	85,547	14.8%
Operating income	20,576	13,173	56.2%
Other income (expense):
Interest expense	(15,905)	(12,970)	22.6%
Other	28	21	33.3%
Total other expense	(15,877)	(12,949)	22.6%
Income before income tax expense	4,699	224	1,997.8%
Income tax expense	196	155	26.5%
Net income	$4,503	$69	6,426.1%

Contract operations revenue. Contract operations revenue was $116.4 million for the year ended December 31, 2012 compared to $93.9 million in 2011, an increase of 23.9%. Average revenue generating horsepower increased from 570,900 for the year ended December 31, 2011 to 749,821 for the year ended December 31, 2012, an increase of 31.3%, primarily due to organic growth and increasing customer demand. Average revenue per revenue generating horsepower per month declined from $14.07 for the year ended December 31, 2011 to $13.39 for the year ended December 31, 2012, a decrease of 4.8%. The decline in average revenue per revenue generating horsepower per month related primarily to the 14.3% increase in the estimated average horsepower per revenue generating compression unit, which was 692 and 791 at December 31, 2011 and 2012, respectively, as large horsepower compression units generally generate lower average monthly revenue per revenue generating horsepower. While pricing for these services stabilized in mid-2010 and 2011 and began to improve during 2012, compression units that were placed under service contracts during 2009 and 2010 were contracted at lower market rates. There were 978 revenue generating compression units at December 31, 2012 compared to 888 at December 31, 2011, a 10.1% increase. Revenue generating horsepower was 794,324 at December 31, 2012 compared to 649,285 at December 31, 2011, a 22.3% increase.

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

Cost of operations, exclusive of depreciation and amortization. Cost of operations was $37.8 million for the year ended December 31, 2012 compared to $39.6 million for the year ended December 31, 2011, a decrease of 4.6%. The decrease is attributable to a $4.1 million decrease in equipment operating lease expense, as the Caterpillar operating lease schedules were terminated on December 15, 2011. Partially offsetting the decrease related to the Caterpillar operating lease are certain cost increases consisting of (1) a $1.1 million increase in lubrication oil expenses due to both a 7.1% increase in the average price per gallon paid and a 12.7% increase in gallons consumed, (2) a $1.0 million increase in direct labor expenses and (3) a $0.3 million increase related to vehicle tools and gasoline, all of which were attributable primarily to the increase in the size of our fleet. The cost of operations was 31.8% of revenue for the year ended December 31, 2012 as compared to 40.2% for the year ended December 31, 2011.

Selling, general and administrative expense. Selling, general and administrative expense was $18.3 million for year ended December 31, 2012 compared to $12.7 million for the year ended December 31, 2011, an increase of 43.6%. Selling, general and administrative expense represented 15.4% and 12.9% of revenue for the years ended December 31, 2012 and 2011, respectively. Approximately $2.6 million of the increase in selling, general and administrative expense related to a rise in salaries and benefits due to (i) an increase in employee headcount to support operations and sales management and (ii) certain executive positions to operate as a public company. Additionally, accounting fees increased $0.3 million due to increased services as we prepared to operate as a public company. Other significant increases included (1) $0.3 million due to increased office rent, (2) $0.6 million due to increased sales support costs, (3) $0.5 million of increased outside services costs and (4) $0.4 million of increased telephone and office supply expenses, all of which were attributable to increased employee headcount and support services. The selling, general and administrative employee headcount was 59 at December 31, 2012, a 15.7% increase from December 31, 2011. The selling, general and administrative employee headcount increased to support the continued growth of the business.

Restructuring charges. During the year ended December 31, 2011, we incurred $0.3 million of restructuring charges for severance and retention benefits related to the termination of certain administrative employees. These charges are reflected as restructuring charges in our consolidated statement of operations for the year ended December 31, 2011. We paid these restructuring charges in 2012.

Depreciation and amortization expense. Depreciation and amortization expense was $41.9 million for the year ended December 31, 2012 compared to $32.7 million for the year ended December 31, 2011, an increase of 27.9%. The increase was related to an increase in depreciable property, plant and equipment, including the compression units purchased from Caterpillar for $43.0 million, of 33.6% over these periods.

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

Liquidity and Capital Resources

The following table summarizes our sources and uses of cash for the years ended December 31, 2013, 2012 and 2011, and our cash as of the end of the periods presented:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net cash provided by operating activities	$68,190	$41,974	$33,782
Net cash used in investing activities	(153,946)	(178,589)	(140,444)
Net cash provided by financing activities	85,756	136,619	106,662

Net cash provided by operating activities. Net cash provided by operating activities increased to $68.2 million for the year ended December 31, 2013, from $42.0 million for the year ended December 31, 2012. The increase relates primarily to an increase in net income during the year ended December 31, 2013, due to the increase in the size of our operating fleet, and a $4.5 million increase in working capital in 2013 due to increased purchases and timing of payments for new compression unit equipment. Net cash provided by operating activities increased to $42.0 million for the year ended December 31, 2012, from $33.8 million in the year ended December 31, 2011. The increase related primarily to a higher income level in 2012, offset by a $6.2 million decrease in working capital in the year ended December 31, 2012, primarily due to timing of payments for new compression unit equipment.

Net cash used in investing activities. Net cash used in investing activities decreased to $153.9 million for the year ended December 31, 2013, from $178.6 million for the year ended December 31, 2012. The decrease related primarily to lower capital expenditures of $159.5 million during the year ended December 31, 2013, offset by (1) $0.8 million of higher proceeds from the sale of equipment during the year ended December 31, 2013 and (2) cash received as part of a purchase price adjustment related to the S&R Acquisition of $3.4 million during 2013. Net cash used in investing activities increased to $178.6 million for the year ended December 31, 2012, from $140.4 million for the year ended December 31, 2011. The increase related primarily to higher capital expenditures of $180.0 million, offset by $0.6 million of higher proceeds from the sale of equipment during the year ended December 31, 2012.

Net cash provided by financing activities. Net cash provided by financing activities was $85.8 million for the year ended December 31, 2013 as compared $136.6 million for the year ended December 31, 2012. The decrease was due to lower borrowings under our revolving credit facility for the year ended December 31, 2013 due to the application of the net proceeds from our initial public offering to pay down outstanding borrowings as compared to higher borrowings for the year ended December 31, 2012 related to expansion capital expenditures.  Net cash provided by financing activities was $136.6 million for the year ended December 31, 2012 as compared to $106.7 million for the year ended December 31, 2011. The increase was due to lower borrowings under our revolving credit facility for the year ended December 31, 2011 as compared to higher borrowings for the year ended December 31, 2012 related to increased expansion capital expenditures.

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

We expect that our maintenance capital expenditure requirements will continue to increase as the overall size and age of our fleet increases. Our aggregate maintenance capital expenditures for the years ended December 31, 2013 and 2012 were $14.3 million and $13.3 million, respectively.

Given our growth objective, we anticipate that we will continue to make significant expansion capital expenditures. Our expansion capital expenditures for the years ended December 31, 2013 and 2012 were $323.7 million and $166.7 million, respectively. Of the $323.7 million, $178.5 million (including $120.0 million of fixed assets, $7.6 million of intangible assets and $51.0 million of goodwill) related to the S&R Acquisition and was financed through the issuance of 7,425,261 common units to S&R’s owners.

In addition to organic growth, we may also consider a variety of assets or businesses for potential acquisition. We expect to fund any future capital expenditures or acquisitions primarily with capital from external financing sources, such as borrowings under our revolving credit facility and issuances of debt and equity securities, including our issuance of additional partnership units and future debt offerings given market conditions.

Description of Revolving Credit Facility

We amended our revolving credit agreement in December 2010 to increase the overall commitments under the facility to $400 million and extend the term until October 5, 2015. On November 16, 2011, we amended the revolving credit agreement to increase the overall commitments under the facility from $400 million to $500 million and reduce our applicable margin for LIBOR loans from the previous range of 300 to 375 basis points above LIBOR to the new range of 200 to 275 basis points above LIBOR, depending on our leverage ratio. We further amended our revolving credit agreement on June 1, 2012 to increase the overall commitments under the facility from $500 million to $600 million and to provide an option to increase the overall commitments by an additional $50 million upon satisfaction of certain conditions.

In addition, on June 1, 2012, we entered into the Fourth Amended and Restated Credit Agreement in order to provide a covenant structure that was more appropriate for a public company than was the prior credit agreement, including a reduction of the applicable margin for LIBOR loans to a range of 175 to 250 basis points above LIBOR, depending on the our leverage ratio. This amended and restated credit agreement became effective on January 18, 2013, the closing date of our initial public offering, was secured by a first priority lien against our assets and had a schedule maturity of October 5, 2015. On December 10, 2012, we amended the Fourth Amended and Restated Credit Agreement to extend the periods during which the maximum funded debt to EBITDA ratio thresholds will apply. We paid various loan fees and incurred costs in respect of the third amendment to the credit agreement and the Fourth Amended and Restated Credit Agreement in the amount of $1.8 million in 2012.

On December 13, 2013, we entered into the Fifth Amended and Restated Credit Agreement whereby the aggregate commitment under the facility increased from $600 million to $850 million (subject to availability under a borrowing base and a further potential increase of $100 million) and reduced the applicable margin for LIBOR loans to a range of 150 to 225 basis points above LIBOR, depending on our leverage ratio. The revolving credit facility is secured by a first priority lien against our assets and matures on December 13, 2018, at which point all amounts outstanding will become due.

The Fifth Amended and Restated Credit Agreement permits us to make distributions of available cash to unitholders so long as (a) no default under the facility has occurred, is continuing or would result from the distribution, (b) immediately prior to and after giving effect to such distribution, we are in compliance with the facility’s financial covenants and (c) immediately after giving effect to such distribution, we have availability under the revolving credit facility of at least $20 million. In addition, the amended and restated credit agreement contains various covenants that may limit, among other things, our ability to (subject to certain exceptions):

•                  grant liens;

•                  make certain loans or investments;

•                  incur additional indebtedness or guarantee other indebtedness;

•                  enter into transactions with affiliates;

•                  merge or consolidate;

•                  sell our assets; or

•                  make certain acquisitions.

The Fifth Amended and Restated Credit Agreement also contains various financial covenants, including covenants requiring us to maintain:

•                  a minimum EBITDA to interest coverage ratio of 2.5 to 1.0; and

•                  a maximum funded debt to EBITDA ratio, determined as of the last day of each fiscal quarter, for the annualized trailing three months of (a) 5.50 to 1.0, with respect to any fiscal quarter ending on or after December 13, 2013, the closing date of the amended credit facility, through June 30, 2015 or (b) 5.00 to 1.0, with respect to the fiscal quarter ending September 30, 2015 and each fiscal quarter thereafter, in each case subject to a provision for increases to such thresholds by 0.5 in connection with certain future acquisitions for the six consecutive month period following the period in which any such acquisition occurs.

If a default exists under the revolving credit facility, the lenders will be able to accelerate the maturity on the amount then outstanding and exercise other rights and remedies.

As of December 31, 2013, we were in compliance with all of the covenants under our current credit agreement.

Distribution Reinvestment Plan

We have filed a registration statement with the SEC to register the issuance of up to 4,150,000 of our common units in connection with a DRIP, which initially became effective on January 30, 2013.  Our DRIP provides our common unitholders a means by which they can increase the number of common units they own by reinvesting the quarterly cash distributions, which they would otherwise receive in cash, into the purchase of additional common units.  As of February 18, 2014, 1,552,749 common units had been issued under this registration statement.

Total Contractual Cash Obligations

The following table summarizes our total contractual cash obligations as of December 31, 2013:

	Payments Due by Period
Contractual Obligations	Total	1 year	2 - 3 years	4 - 5 years	More than 5 years
	(in thousands)
Long-term debt(1)	$420,933	$—	$—	$420,933	$—
Interest on long-term debt obligations(2)	45,220	9,134	18,268	17,818	—
Equipment/capital purchases(3)	158,318	158,318	—	—	—
Operating lease obligations(4)	4,922	1,083	1,811	1,417	611
Total contractual cash obligations	$629,393	$168,535	$20,079	$440,168	$611

(1)        Represents future principal repayments under our revolving credit facility.

(2)         Represents future interest payments under our revolving credit facility based on the interest rate at December 31, 2013 of 2.17%.

(3)         Represents commitments for new compression units that are being fabricated.

(4)         Represents commitments for future minimum lease payments on noncancelable leases.

Effects of Inflation. Our revenues and results of operations have not been materially impacted by inflation and changing prices in the past three fiscal years.

Off-Balance Sheet Arrangements

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

Depreciation

Property and equipment are stated at cost. Depreciation for financial reporting purposes is computed on the straight-line basis using estimated useful lives. If the actual useful life of our property and equipment is less than the estimate used for purposes of computing depreciation expense, we could experience an acceleration in depreciation expense. Major overhauls and improvements that extend the life of an asset are capitalized. As of December 31, 2013, we had 2,390 compression units that were subject to depreciation. Given the large number of compression units being depreciated, the impact of a particular unit incurring an actual useful life that is less than the estimated useful life would not have a material impact on our results of operations.

Business Combinations and Goodwill

Goodwill acquired in connection with business combinations represents the excess of consideration over the fair value of net assets acquired. Certain assumptions and estimates are employed in determining the fair value of assets acquired and liabilities assumed, as well as in determining the allocation of goodwill to the appropriate reporting unit. Goodwill is not amortized, but is reviewed for impairment annually based on the carrying values as of October 1, or more frequently if impairment indicators arise that suggest the carrying value of goodwill may not be recovered.

We perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is impaired. Management uses all available information to make these determinations, including evaluating the macroeconomic environment, industry specific conditions, cost factors, overall financial performance and unit price, at the assessment date of October 1. If for any reason the fair value of our goodwill declines below the carrying value in the future, we may incur charges for the impairment. There was no impairment recorded for goodwill for the years ended December 31, 2013, 2012 and 2011.

Long-Lived Assets

Long-lived assets, which include property and equipment, and intangible assets comprise a significant amount of our total assets. Long-lived assets to be held and used by us are reviewed to determine whether any events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate the carrying amount of the asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flows analysis. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the estimated fair value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, is based on an estimate of discounted cash flows. In 2013, we recorded $203,149 related to the impairment of a certain group of our compression equipment. There was no impairment recorded for the years ended December 31, 2012 and 2011.

Allowances and Reserves

We maintain an allowance for bad debts based on specific customer collection issues and historical experience. On an ongoing basis, we conduct an evaluation of the financial strength of our customers based on payment history and specific identification and make adjustments to the allowance as necessary. The allowance for doubtful accounts was $246,410, $259,638 and $260,598 at December 31, 2013, 2012 and 2011, respectively.

Revenue Recognition

Revenue is recognized by us using the following criteria: (i) persuasive evidence of an arrangement, (ii) delivery has occurred or services have been rendered, (iii) the customer’s price is fixed or determinable and (iv) collectability is reasonably assured.

Revenue from compression services is recognized as earned under our fixed fee contracts. Compression services are billed monthly in advance of the service period, except for our gas lift compression customers (which are billed at the beginning of the service month), and are recognized as deferred revenue on the balance sheet until earned.

Recent Accounting Pronouncements

We qualify as an emerging growth company under Section 109 of the Jumpstart Our Business Startups, (“JOBS”) Act. An emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have chosen to “opt out” of such extended transition period, and as a result, are compliant with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 108 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

ITEM 7A.               Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to any natural gas in connection with our services and, accordingly, have no direct exposure to fluctuating commodity prices. However, the demand for our compression services depends upon the continued demand for, and production of, natural gas and crude oil. Lower natural gas prices or crude oil prices over the long term could result in a decline in the production of natural gas or crude oil, which could result in reduced demand for our compression services. Please read Part I, Item 1A “Risk Factors — Risks Related to Our Business.” We do not intend to hedge our indirect exposure to fluctuating commodity prices.

Interest Rate Risk

We are exposed to market risk due to variable interest rates under our financing arrangements.

As of December 31, 2013 we had approximately $420.9 million of variable-rate outstanding indebtedness at a weighted-average interest rate of 2.4%. A 1% increase in the effective interest rate on our variable-rate outstanding debt at December 31, 2013 would result in an annual increase in our interest expense of approximately $4.2 million.

For further information regarding our exposure to interest rate fluctuations on our debt obligations, see Note 5 to the Financial Statements. We may, in the future, hedge all or a portion of our variable rate debt.

Credit Risk

Our credit exposure generally relates to receivables for services provided. If any significant customer of ours should have credit or financial problems resulting in a delay or failure to repay the service fees owed to us, this could have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 8.                        Financial Statements and Supplementary Data

The financial statements and supplementary information specified by this Item are presented in Part IV, Item 15 of this report.

ITEM 9.                        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.               Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2013 at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for us. Our internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of our published financial statements.

There are inherent limitations to the effectiveness of any control system, however well designed, including the possibility of human error and the possible circumvention or overriding of controls. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Management must make judgments with respect to the relative cost and expected benefits of any specific control measure. The design of a control system also is based in part upon assumptions and judgments made by management about the likelihood of future events, and there can be no assurance that a control will be effective under all potential future conditions. As a result, even an effective system of internal control over financial reporting can provide no more than reasonable assurance with respect to the fair presentation of financial statements and the processes under which they were prepared.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, our management believes that, as of December 31, 2013, our internal control over financial reporting was effective. This annual report does not include an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for emerging growth companies.

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

Independent Directors. The board of directors of our general partner has determined that Robert F. End, John D. Chandler and Forrest E. Wylie are independent directors under the standards established by the NYSE and the Exchange Act. The board of directors considered all relevant facts and circumstances and applied the independent guidelines of the NYSE and the Exchange Act in determining that none of these directors has any material relationship with us, our management, our general partner or its affiliates or our subsidiaries.

Audit Committee. The board of directors has appointed an audit committee comprised solely of directors who meet the independence and experience standards established by the NYSE and the Exchange Act. The audit committee consists of Robert F. End, John D. Chandler and Forrest E. Wylie. Mr. Chandler serves as chairman of the audit committee.  The board of directors has determined that Mr. Chandler is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of SEC Regulation S-K, and that each of Messrs. End, Chandler and Wylie is “independent” within the meaning of the applicable NYSE and Exchange Act rules regulating audit committee independence. The audit committee assists the board of directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and corporate policies and controls. The audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof, and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm will be given unrestricted access to the audit committee. A copy of the charter of the audit committee is available under the Investor Relations tab on our website at www.usacpartners.com. We also will provide a copy of the charter of the audit committee to any of our unitholders without charge upon written request to Investor Relations, 100 Congress Avenue, Suite 450, Austin, TX 78701.

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

Conflicts Committee.  As set forth in the GP Agreement, USA Compression GP, LLC may, from time to time, have a conflicts committee to which the board of directors will appoint independent directors and which may be asked to review specific matters that the board believes may involve conflicts of interest between us, our limited partners and USA Compression Holdings. The conflicts committee will determine the resolution of the conflict of interest in any manner referred to it in good faith. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, including USA Compression Holdings, and must meet the independence and experience standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors, and certain other requirements. Any matters approved by the conflicts committee in good faith will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the board of directors and executive officers of our general partner, and persons who own more than 10 percent of a registered class of our equity securities, to file with the SEC and any exchange or other system on which such securities are traded or quoted initial reports of ownership and reports of changes in ownership of our common units and other equity securities. Officers, directors and greater than 10 percent unitholders are required by the SEC’s regulations to furnish to us and any exchange or other system on which such securities are traded or quoted with copies of all Section 16(a) forms they filed with the SEC. To our knowledge, based solely on a review of the copies of such reports furnished to us, we believe that all reporting obligations of the officers and directors of our general partner and greater than 10 percent unitholders under Section 16(a) were satisfied during the year ended December 31, 2013, except for the Form 3s filed by Mr. Derryberry, Mr. End and Mr. Moody, respectively, on January 15, 2013 that were originally due on January 14, 2013, in connection with the effectiveness of our registration statement on Form S-1 on January 14, 2013 relating to our initial public offering.

Corporate Governance Guidelines and Code of Ethics

The board of directors has adopted Corporate Governance Guidelines that outline important policies and practices regarding our governance and provide a framework for the function of the board of directors and its committees. The board of directors has also adopted a Code of Business Conduct and Ethics (the “Code”) that applies to USA Compression GP LLC and its subsidiaries and affiliates, including us, and to all of its and their directors, employees and officers, including its principal executive officer, principal financial officer and principal accounting officer. Copies of the Corporate Governance Guidelines and the Code are available under the Investor Relations tab on our website at www.usacpartners.com. We also will provide copies of the Corporate Governance Guidelines and the Code to any of our unitholders without charge upon written request to Investor Relations, 100 Congress Avenue, Suite 450, Austin, TX 78701.

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

Directors and Executive Officers

The following table shows information as of February 18, 2014 regarding the current directors and executive officers of USA Compression GP, LLC.

Name	Age	Position with USA Compression GP, LLC
Eric D. Long	55	President and Chief Executive Officer and Director
Joseph C. Tusa, Jr.	55	Vice President, Chief Financial Officer and Treasurer
J. Gregory Holloway	56	Vice President, General Counsel and Secretary
David A. Smith	51	Vice President and President, Northeast Region
William G. Manias	51	Vice President and Chief Operating Officer
Matthew C. Liuzzi	39	Vice President—Strategic Development
John D. Chandler	44	Director
Jim H. Derryberry	69	Director
Robert F. End	58	Director
William H. Shea, Jr.	58	Director
Andrew W. Ward	47	Director
Olivia C. Wassenaar	34	Director
Forrest E. Wylie	50	Director

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

David A. Smith has served as our President, Northeast Region since joining us in November 1998 and was appointed corporate Vice President in June 2011. Mr. Smith has approximately 20 years of experience in the natural gas compression industry, primarily in operations and sales. From 1985 to 1989, Mr. Smith was a sales manager for McKenzie Corporation, a compression fabrication company. From 1989 to 1996, Mr. Smith held positions of General Manager and Regional Manager of Northeast Division with Compressor Systems Inc., a fabricator and supplier of compression services. Mr. Smith was the Regional Manager in the northeast for Global Compression Services, Inc., a compression services company, and served in that capacity from 1996 to 1998. Mr. Smith received an associates degree in Automotive and Diesel Technology from Rosedale Technical Institute.

William G. Manias has served as our Vice President and Chief Operating Officer since July 2013.  He served as a director of our general partner from February 2013 to July 2013. From October 2009 until January 2013, Mr. Manias served as Senior Vice President and Chief Financial Officer of Crestwood Midstream Partners LP and its affiliates, where his general responsibilities included managing the partnership’s financial and treasury activities. Before joining Crestwood in January 2009, Mr. Manias was the Chief Financial Officer of TEPPCO Partners, L.P. starting in January 2006. From September 2004 until January 2006, he served as Vice President of Business Development and Strategic Planning at Enterprise Product Partners L.P. He previously served as Vice President and Chief Financial Officer of GulfTerra Energy Partners, L.P. from February 2004 to September 2004 at which time GulfTerra Energy Partners, L.P. was merged with Enterprise Product Partners L.P. Prior to GulfTerra Energy Partners, L.P., Mr. Manias held several executive management positions with El Paso Corporation. Prior to El Paso, he worked as an energy investment banker for J.P. Morgan Securities Inc. and its predecessor companies from May 1992 to August 2001. Mr. Manias earned a B.S.E. in civil engineering from Princeton University in 1984, a M.S. in petroleum engineering from Louisiana State University in 1986 and an M.B.A. from Rice University in 1992.

Matthew C. Liuzzi has served as our Vice President — Strategic Development since joining us in April 2013. Mr. Liuzzi joined us after nine years at Barclays Capital (formerly Lehman Brothers), where he was most recently a Director in the Global Natural Resources Group in Houston.  At Barclays, Mr. Liuzzi worked primarily with midstream clients on a variety of investment banking assignments, including initial public offerings, public and private debt and equity offerings, as well as strategic advisory assignments. He holds a B.A. and an M.B.A., both from the University of Virginia.

John D. Chandler has served as a director of USA Compression GP, LLC since October 2013.  Mr. Chandler also currently serves as Senior Vice President and Chief Financial Officer of Magellan GP, LLC, the general partner of Magellan Midstream Partners, LP. He recently announced his intention to resign from these positions effective March 31, 2014. From 2003 until 2009, he served in the same capacities for the general partner of Magellan Midstream Holdings, L.P. From 1999 to 2002, Mr. Chandler was Director of Financial Planning and Analysis and Director of Strategic Development for a subsidiary of The Williams Companies, Inc. From 1992 to 1999, Mr. Chandler held various accounting and finance positions with MAPCO Inc. Mr. Chandler received his B.S. and B.A. in accounting and finance from the University of Tulsa.

Mr. Chandler’s experience in the energy industry, particularly through his position as the Chief Financial Officer of the general partner of Magellan Midstream Partners, LP, will provide additional industry perspective to our Board of Directors. He will bring us helpful perspective regarding company growth, having been an officer at Magellan since its spin-off from the Williams Companies in 2003. In addition, his understanding of the midstream master limited partnership sector in particular and of the unique issues related to operating publicly traded limited partnerships should help him make valuable contributions to the Partnership.

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

William H. Shea, Jr. has served as a director of USA Compression GP, LLC since June 2011. Mr. Shea served as the President and Chief Operating Officer of Buckeye GP LLC and its predecessor entities, or Buckeye, from July 1998 to September 2000, as President and Chief Executive Officer of Buckeye from September 2000 to July 2007, and Chairman from May 2004 to July 2007. From August 2006 to July 2007, Mr. Shea served as Chairman of MainLine Management LLC, the general partner of Buckeye GP Holdings, L.P., and as President and Chief Executive Officer of MainLine Management LLC from May 2004 to July 2007. Mr. Shea served as a director of Penn Virginia Corp. from July 2007 to May 2010, and as President, Chief Executive Officer and director of the general partner of Penn Virginia GP Holdings, L.P. from March 2010 to March 2011. Mr. Shea has served as a director and the Chief Executive Officer of the general partner of PVR Partners, L.P., or PVR, since March 2010. Mr. Shea has also served as a director of Kayne Anderson Energy Total Return Fund, Inc., and Kayne Anderson MLP Investment Company since March 2008 and Niska Gas Storage Partners LLC since May 2010. Mr. Shea has an agreement with Riverstone, pursuant to which he has agreed to serve on the boards of certain Riverstone portfolio companies. Mr. Shea received his B.A. from Boston College and his M.B.A. from the University of Virginia.

Mr. Shea’s experiences as an executive with both PVR and Buckeye, energy companies that operate across a broad spectrum of sectors, including coal, natural gas gathering and processing and refined petroleum products transportation, have given him substantial knowledge about our industry. In addition, Mr. Shea has substantial experience overseeing the strategy and operations of publicly traded partnerships. As a result of this experience and resulting skill set, we believe Mr. Shea is a valuable member of our board.

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

ITEM 11.      Executive Compensation

As is commonly the case for many publicly traded limited partnerships, we have no employees. Under the terms of our partnership agreement, we are ultimately managed by our general partner. All of our employees, including our executive officers are employees of USAC Management, a wholly owned subsidiary of our general partner. We sometimes refer herein to USAC Management’s management and executive officers as “our management” and “our executive officers,” respectively.

Executive Compensation

We are an “emerging growth company” as defined under the Jumpstart Our Business Startups (JOBS) Act. As such, we are permitted to meet the disclosure requirements of Item 402 of Regulation S-K by providing the reduced disclosure required of a “smaller reporting company.”

Executive Summary

This Executive Compensation disclosure provides an overview of the executive compensation program for our named executive officers identified below. Our general partner intends to provide our named executive officers with compensation that is significantly performance based. For the year ended December 31, 2013, our named executive officers, or our NEOs, were:

•                  Eric D. Long, President and Chief Executive Officer;

•                  Joseph C. Tusa, Jr., Vice President, Chief Financial Officer and Treasurer; and

•                  David A. Smith, Vice President and President, Northeast Region.

Mr. Kevin Bourbonnais resigned effective August 2, 2013.  He is included as an NEO below due to the fact that he would have been one of our most highly compensated employees had he been employed on December 31, 2013, but he was no longer considered an executive officer at the end of the 2013 fiscal year.

Summary Compensation Table

The following table sets forth certain information with respect to the compensation paid to our NEOs for the years ended December 31, 2012 and 2013.

Name and Principal Position	Year	Salary ($)		Bonus ($) (1)		Unit Awards ($)(2)		All Other Compensation ($)		Total ($)
Eric D. Long	2013	400,000		450,000		1,200,000		36,966	(3)	2,086,966
President and Chief Executive Officer	2012	400,000		400,000		—		37,578	(4)	837,578
Joseph C. Tusa, Jr.	2013	275,000		225,000		700,000		10,650	(5)	1,210,650
Vice President, Chief Financial Officer and Treasurer	2012	275,000		175,000		—		9,313	(6)	459,313
David A. Smith	2013	250,000		450,000		200,000		24,730	(7)	924,730
Vice President and President, Northeast Region	2012	250,000		400,000		—		26,165	(8)	676,165
Kevin M. Bourbonnais	2013	163,942	(9)	171,725	(10)	700,000	(11)	3,083		1,038,750
Former Vice President and Chief Operating Officer	2012	275,000		175,000		—		4,888		454,888

(1)         Represents the awards earned under annual incentive bonus programs and commission program for Mr. Smith for the years ended December 31, 2012 and 2013. For a discussion of the determination of the 2013 bonus amounts, see “—Annual Performance Based Compensation for 2013” below.

(2)         On March 11, 2013, each of our NEOs received an award of phantom units under our 2013 Long-Term Incentive Plan (the “LTIP”). Each phantom unit is the economic equivalent of one common unit.  The phantom units shall vest in three equal annual installments, with the first installment vesting on March 11, 2014.  In the event of cessation of the NEO’s service for any reason, all phantom units that have not vested prior to or in connection with such cessation of service shall automatically be forfeited. The phantom unit values reflect the grant date fair value of the awards calculated in accordance with FASB ASC Topic 718.  For a detailed discussion of the assumptions utilized in coming to these values, please see Note 7 to our consolidated financial statements.

(3)         Includes $18,000 of automobile allowance, $8,316 of club membership dues, $7,650 of employer contributions under the 401(k) plan and $3,000 of parking.

(4)         Includes $18,000 of automobile allowance, $8,078 of club membership dues, $8,500 of employer contributions under the 401(k) plan and $3,000 of parking.

(5)         Includes $7,650 of employer contributions under the 401(k) plan and $3,000 of parking.

(6)         Includes $6,313 of employer contributions under the 401(k) plan and $3,000 of parking.

(7)         Includes $9,960 of automobile allowance, $7,120 of club membership dues and $7,650 of employer contributions under the 401(k) plan.

(8)         Includes $9,960 of automobile allowance, $6,120 of club membership dues and $10,085 of employer contributions under the 401(k) plan.

(9)         On July 3, 2013, Mr. Bourbonnais announced his resignation as Vice President and Chief Operating Officer.  Mr. Bourbonnais’ resignation became effective on August 2, 2013.

(10)  Includes fees and other payments pursuant to the Resignation and Consulting Agreement Mr. Boubonnais entered into in connection with his resignation. The Resignation and Consulting Agreement is described more fully below.

(11)  In connection with his resignation and pursuant to the terms of his grant agreement, Mr. Bourbonnais forfeited all rights to his grant under the LTIP and this value was not actually paid to him.

Narrative Disclosure to Summary Compensation Table

Elements of the Compensation Program

Compensation for our NEOs consists primarily of the elements, and their corresponding objectives, identified in the following table.

Compensation Element	Primary Objective

Base salary	To recognize performance of job responsibilities and to attract and retain individuals with superior talent.

Annual performance-based compensation	To promote near-term performance objectives and reward individual contributions to the achievement of those objectives.

Discretionary long-term equity incentive awards	To emphasize long-term performance objectives, encourage the maximization of unitholder value and retain key executives by providing an opportunity to participate in the ownership of our partnership.

Severance benefits	To encourage the continued attention and dedication of key individuals and to focus the attention of such key individuals when considering strategic alternatives.

Retirement savings (401(k)) plan	To provide an opportunity for tax-efficient savings.

Other elements of compensation and perquisites	To attract and retain talented executives in a cost-efficient manner by providing benefits with high perceived values at relatively low cost.

Base Compensation For 2013

Base salaries for our NEOs have generally been set at a level deemed necessary to attract and retain individuals with superior talent. Base salary increases are determined based upon the job responsibilities, demonstrated proficiency and performance of the executive officers and market conditions, each as assessed by the board of managers of USA Compression Holdings. No formulaic base salary increases are provided to the NEOs. Additionally, no changes to base salaries for our NEOs were made for the fiscal year ended December 31, 2013.

The current 2014 base salaries for our NEOs, including for our Chief Executive Officer, are set forth in the following table:

Name and Principal Position	Current Base Salary ($)
Eric D. Long President and Chief Executive Officer	500,000
Joseph C. Tusa, Jr. Vice President, Chief Financial Officer and Treasurer	300,000
David A. Smith Vice President and President, Northeast Region	250,000

Annual Performance-Based Compensation For 2013

Each of our NEOs participates in a discretionary annual incentive bonus compensation program, under which incentive awards are determined annually, with reference to target bonus amounts that are set forth in their employment agreements. For 2013, the target bonus amounts for each of our NEOs were as follows: Mr. Long: $300,000; Mr. Tusa: $110,000; Mr. Smith: $120,000 and Mr. Bourbonnais: $137,500. In making individual annual bonus decisions, our general partner’s board of directors, following the recommendations of our compensation committee, does not rely solely on pre-determined performance goals or targets. Instead, determinations regarding annual bonus compensation awards are based on a subjective assessment of all reasonably available information, including the applicable executive’s performance, business impact, contributions and leadership, and any pre-determined performance goals are used as guidelines in making these end of year decisions.

For 2013, our general partner’s board of directors determined to provide each NEO with a 2013 annual bonus award above the NEO’s target bonus, generally on what it viewed as strong leadership and overall financial performance. In addition, the board of directors sought to reward our NEOs for our operational results and significantly increased sales activity during the year. As a result of these considerations, Mr. Long received an annual incentive award equal to 150% of his target amount in recognition of his strong leadership in sales and operations, Mr. Smith received 208% of his target amount to recognize his strong sales performance and Mr. Tusa received an award equal to 205% of his target amount due to his leadership in building a strengthened financial and accounting team in 2013 and expanding and improving our credit facility. Mr. Bourbonnais was no longer an officer at the end of the year, thus he did not receive a bonus award from this program.

Awards with respect to the 2013 year were:

Eric D. Long	$450,000
Joseph C. Tusa, Jr.	$225,000
David A. Smith	$250,000

Mr. Smith also receives commissions in an amount up to $200,000 annually based on a percentage of qualifying sales. Based on sales performance in 2013, as in prior recent years, Mr. Smith earned the maximum potential amount of commissions available under this arrangement.

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

Discretionary Long-Term Equity Incentive Awards

In connection with our initial public offering, we adopted a new long-term equity incentive plan, or the LTIP. The LTIP was designed to promote our interests, as well as the interests of our unitholders, by rewarding the officers, employees and directors of us, our subsidiaries and our general partner for delivering desired performance results, as well as by strengthening our and our general partner’s ability to attract, retain and motivate qualified individuals to serve as directors, consultants and employees.  The LTIP provides for the grant, from time to time at the discretion of the board of directors of our general partner, of unit awards, restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights and other unit-based awards, although in 2013 we only granted phantom unit awards pursuant to the LTIP. The outstanding LTIP awards held by our NEOs are reflected in the table below.

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

Our NEOs were also granted Class B Units of USA Compression Holdings at the time of the Holdings Acquisition. The grants the NEOs received had time-based vesting requirements (which were satisfied in full as of December 31, 2013) and are designed not only to compensate but also to motivate and retain the recipients by providing an opportunity for equity ownership by our NEOs. The grants to our NEOs also provide our NEOs with meaningful incentives to increase unitholder value over time.  The Class B Units are profits interests that allow our NEOs to participate in the increase in value of USA Compression Holdings over and above an 8% annual and cumulative preferred return hurdle. Available cash will be distributed to the USA Compression Holdings members at such times as determined by its board of managers, at which time the holders of Class B Units could receive distributions if the cash distributed reaches the required distribution hurdles. Distributions to the Class B Unit holders could also occur in connection with a sale or liquidation event of USA Compression Holdings.  To date, our NEOs have not received distributions with respect to these awards.

Outstanding Equity Awards at December 31, 2013

The following table provides information regarding the Class B Units in USA Compression Holdings held by the NEOs as of December 31, 2013. None of our NEOs held any option awards that were outstanding as of December 31, 2013. Also reflected within the table are the outstanding phantom units that were granted to our NEOs from the LTIP during the 2013 year.  Mr. Bourbonnais forfeited all equity awards in connection with his resignation during the 2013 year.

	Unit Awards
Name	Number of Class B Units That Have Vested but Are Still Outstanding (#)(1)	Market Value of Class B Units That Have Not Vested ($)(2)	Number of Outstanding Phantom Units (#)(3)	Market Value of Outstanding Phantom Units ($)(4)
Eric D. Long	462,500	—	61,224	1,200,000
Joseph C. Tusa, Jr.	125,000	—	35,714	700,000
David A. Smith	125,000	—	10,204	200,000

(1)         Represents the number of Class B Units in USA Compression Holdings that became vested but had not been settled as of December 31, 2013. These Class B Units vested in thirty-six equal monthly installments on each monthly anniversary of December 31, 2011.

(2)         As described under the heading “—Discretionary Long Term Equity Incentive Awards,” the Class B Units are intended to allow recipients to receive a percentage of profits generated by USA Compression Holdings over and above certain return hurdles. The Class B Units had no recognizable value as of December 31, 2013 and the holders of the Class B Units had not received any distributions with respect to those awards during the 2013 year.

(3)         Represents the number of phantom units issued pursuant to the 2013 Long Term Incentive Plan that have not vested as of December 31, 2013.  Each phantom unit is the economic equivalent of one common unit.  The phantom units shall vest in three equal annual installments, with the first installment vesting on March 11, 2014.  In the event of cessation of the NEO’s service for any reason, all phantom units that have not vested prior to or in connection with such cessation of service shall automatically be forfeited.

(4)         The phantom unit values reflect the grant date fair value of the awards calculated in accordance with FASB ASC Topic 718.  For a detailed discussion of the assumptions utilized in coming to these values, please see Note 7 to our consolidated financial statements.

Severance and Change in Control Arrangements

Our NEOs are entitled to severance payments and benefits upon certain terminations of employment and, in certain cases, in connection with a change in control of Holdings.

Each NEO currently has an employment agreement with USAC Management that provides for severance benefits upon a termination of employment. On January 1, 2013, we entered into the services agreement with USAC Management, pursuant to which USAC Management provides to us and our general partner management, administrative and operating services and personnel to manage and operate our business.  Pursuant to the services agreement, we will reimburse USAC Management for the allocable expenses for the services performed, including the salary, bonus, cash incentive compensation and other amounts paid to our NEOs. See Part III, Item 13 “Certain Relationships and Related Transactions, and Director Independence.”

Severance Arrangements

Each NEO’s employment agreement, dated as of December 23, 2010, has an initial four-year term and will be extended automatically for successive twelve month periods thereafter unless either party delivers written notice to the other within ninety days prior to the expiration of the then-current employment term. Upon termination of an NEO’s employment for any reason, all earned, unpaid annual base salary and all accrued, unused sick time off and vacation time shall be paid to the NEO within thirty (30) days of the date of the NEO’s termination of employment. Upon termination of an NEO’s employment either by us for convenience or due to the NEO’s resignation for good reason, subject to the timely execution of a general release of claims, the NEO is entitled to receive (i) an amount equal to one times his annual base salary (plus, in the case of Mr. Long, an amount equal to one times his target annual bonus), payable in equal semi-monthly installments over one year following termination (the “Severance Period”) (or, if such termination occurs within two years following a change in control, in a lump sum within thirty days following the termination of employment), subject to acceleration upon the NEO’s death during the Severance Period, and (ii) continued coverage for twenty-four (24) months (or, with respect to Mr. Long, thirty (30) months) under our group medical plan in which the executive and any of his dependents were participating immediately prior to his termination. Continued coverage under our group medical plan is subsidized for the first twelve (12) months following termination, after which time continued coverage shall be provided at the NEO’s sole expense (except with respect to Mr. Long, who is entitled to reimbursement by us to the extent the cost of such coverage exceeds $1,200 per month) for the remainder of the applicable period. Additionally, upon a termination of an NEO’s employment by us for convenience, by the NEO for good reason, or due to the NEO’s death or disability, the NEO is entitled to receive (i) an amount equal to one times his annual bonus (up to his target annual bonus) for the immediately preceding year and (ii) a pro-rata portion of any earned annual bonus for the year in which termination occurs (calculated with reference to the performance targets established by the board of managers of USA Compression Holdings for that year). During employment and for two years following termination, each NEO’s employment agreement prohibits him from competing with certain of our businesses.

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

On July 3, 2013, Mr. Bourbonnais announced his resignation as Vice President and Chief Operating Officer.  Mr. Bourbonnais’ resignation became effective on August 2, 2013.  In connection with his resignation, Mr. Bourbonnais entered into an agreement with USAC Management and us (the “Resignation and Consulting Agreement”).  Pursuant to the Resignation and Consulting Agreement, Mr. Bourbonnais’ resignation was treated as a termination by Mr. Bourbonnais for convenience, and thus he was generally only entitled to receive accrued but unpaid amounts under his employment agreement.  In addition, in exchange for receipt of his executed release, under the Resignation and Consulting Agreement Mr. Bourbonnais was entitled to continued health insurance coverage for twenty-four (24) months under our group medical plan, with the first twelve (12) month period being subsidized and the second 12 month period being provided at Mr. Bourbonnais’ sole expense.  Mr. Bourbonnais’ rights to these benefits terminated on December 1, 2013 when he became eligible under another employer’s plan. Furthermore, Mr. Bourbonnais continued to serve us as a consultant from the period beginning August 2, 2013 through August 31, 2013 (the “Consulting Term”).  Under the Resignation and Consulting Agreement, during the Consulting Term, Mr. Bourbonnais received a daily rate equal to (x) $275,000 divided by (y) 365 for a total of $21,725.  At the end of the Consulting Term and pursuant to the Resignation and Consulting Agreement, Mr. Bourbonnais was paid a lump sum of $150,000.

Each of the Class B Units held by the NEOs would be forfeited for no consideration if the NEO was terminated for cause.  A termination for “Cause” under the USA Compression Holdings limited liability company agreement is defined substantially the same as the term used within the employment agreements described above.  In the event that the NEO’s employment is terminated for any reason, however, USA Compression Holdings (or its nominee) shall have the right, but not the obligation, to repurchase any vested Class B Units held by the terminated NEO for then-current fair market value or other agreed value.

Change in Control Benefits

We generally have double- trigger change in control benefits for our outstanding LTIP awards.  If a change in control occurs, and our NEOs are also terminated without cause or for good reason (each term as defined in the NEO’s employment agreement) in connection with that change in control event, the current LTIP phantom units would become fully vested.  The one exception to this practice is with respect to our CEO, who would receive immediate vesting of any outstanding phantom units upon the change in control event.

Changes Made in 2014

In February 2014, our board of directors approved the adoption of an Annual Cash Incentive Plan (the “Cash Plan”). Each of our NEOs would be entitled to participate in the Cash Plan and their potential bonus will be governed both by the Cash Plan and their employment agreement.  The compensation committee will act as the administrator of the Cash Plan under the supervision of the full board of directors, and will have the discretion to amend, modify or terminate the Cash Plan at any time upon approval by the board of directors.

The board of directors will set a target bonus amount (the “Target Bonus”) for each NEO prior to or during the first quarter of the calendar year.  The Target Bonus will be subject to the satisfaction of both a partnership performance goal and an individual performance goal.  Fifty percent (50%) of the Target Bonus will be subject to our achievement of our budgeted adjusted distributable cash flow level (“Adjusted DCF”) for the year, as determined by our board of directors.  Payouts with respect to the portion of the bonus subject to Adjusted DCF (the “Adjusted DCF Bonus”) will not occur unless we have satisfied the threshold set for Adjusted DCF.  For 2014, the board of directors has set the threshold for Adjusted DCF at $81 million. The threshold, target and maximum requirements for the Adjusted DCF target for each year,  as well as the portion of the Adjusted DCF Bonus that would become payable if performance was satisfied for the year, are set forth below:

Levels of Adjusted DCF Bonus	Adjusted DCF as a Percentage of Budgeted Adjusted DCF for the 2014 Year	Percentage of Adjusted DCF Bonus that would be Paid
Threshold	80%	50%
Target	100%	100%
Maximum	110%	200%

If Adjusted DCF performance falls in between threshold and target, or between target and maximum, the amounts payable will be adjusted ratably using straight line interpolation.  If Adjusted DCF is satisfied above maximum levels, the potential payment of the Adjusted DCF Bonus will be capped at the maximum level of 200%.

The remaining fifty percent (50%) of the Target Bonus will be subject to individual objectives specific to each eligible individual’s role at USAC (the “Individual Bonus”).  The individual objectives will be agreed upon in advance between the NEO and his immediate supervisor (or, with respect to the chief executive officer, between the board of directors and the chief executive officer) that address the key priorities for that NEO’s position.  They may include key operating objectives as well as personal development criteria.  The Individual Bonus will be subject to a maximum payout of 100% of the targeted Individual Bonus amount, although the Board will have discretion to pay out smaller amounts ranging from 0% to 100%, at their sole discretion, after analyzing the individual’s personal performance for the year.

In the aggregate, the maximum amount payable with respect to a Target Bonus under the Plan will be 150%, as the Adjusted DCF Bonus will be capped at 200% of target and the Individual Bonus will be capped at 100% of target.  Target Bonuses, if any, shall be paid within one week following delivery by our independent auditor of the audit of our financial statements for the year in which the Target Bonus relates, but in no case later than March 15 of the year following the year in which the Target Bonus relates.

Director Compensation

For the year ended December 31, 2013, our NEOs who also served as directors did not receive additional compensation for their service as directors. Only the independent members of our board of directors receive compensation for their service as directors.

The following table shows the total compensation paid to each non-employee director during 2013.

Name	Fees Earned or Paid in Cash ($)		Unit Awards ($) (1)	All Other Compensation ($)(2)	Total ($)
John D. Chandler(3)	26,500		75,000	—	101,500
Robert F. End	148,750		75,000	4,775	228,525
William G. Manias(4)	59,000		75,000	—	134,000
Forrest E. Wylie	108,500	(5)	75,000	2,274	185,774

(1)         Represents the grant date fair value of our phantom units, calculated in accordance with ASC 718.  For a detailed discussion of the assumptions utilized in coming to these values, please see Note 7 to our consolidated financial statements.  As of December 31, 2013, our independent members of the board of directors held the following number of outstanding equity awards under the LTIP: Mr. Chandler, 3,020 phantom units; Mr. End, 3,826 phantom units; and Mr. Wylie, 3,826 phantom units.

(2)         Amounts in this column reflect the value of dividend equivalent rights, or DERs, received by the directors with respect to their outstanding phantom unit awards.

(3)         Mr. Chandler was appointed to serve on the board on October 28, 2013.

(4)         Mr. Manias resigned from the board on July 15, 2013.

(5)         Mr. Wylie elected to receive his annual cash retainer of $75,000 in phantom units that vested in quarterly installments on each of March 31, 2013, June 30, 2013, September 30, 2013 and December 31, 2013.

Officers, employees or paid consultants or advisors of us or our general partner or its affiliates who also serve as directors do not receive additional compensation for their service as directors. Our directors who are not officers, employees or paid consultants or advisors of us or our general partner or its affiliates receive cash and equity based compensation for their services as directors. Our director compensation program consists of the following and will be subject to revision by the board of directors of our general partner from time to time:

•                  an annual cash retainer of $75,000,

•                  an additional annual retainer of $15,000 for service as the chair of any standing committee,

•                  meeting attendance fees of $2,000 per meeting attended, and

•                  an annual equity based award in the form of phantom units that will be granted under our LTIP, having a value as of the grant date of $75,000. Phantom unit awards are expected to be subject to vesting conditions (which, for the 2013 phantom unit grants was a one year vesting period).  DERs will be paid either on a current or deferred basis, in each case as will be determined at the time of grant of the awards; the 2013 phantom unit awards provided for deferred DERs.

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

ITEM 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of our units as of February 18, 2014 held by:

•                  each person who beneficially owns 5% or more of our outstanding units;

•                  all of the directors of USA Compression GP, LLC;

•                  each named executive officer of USA Compression GP, LLC; and

•                  all directors and officers of USA Compression GP, LLC as a group.

Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them and their address is 100 Congress Avenue, Suite 450, Austin, Texas 78701.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned		Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Common and Subordinated Units Beneficially Owned
USA Compression Holdings(1)	5,337,977	22.2%		14,048,588	100.0%	50.9%
Argonaut Private Equity, L.L.C.(2)	6,922,504	28.8%		—	—	18.2%
Oppenheimer Funds, Inc.(3)	2,681,222	11.2%		—	—	7.0%
Eric D. Long(4)	33,798		*	—	—	—
Joseph C. Tusa, Jr.(5)	11,906		*	—	—	—
David A. Smith(6)	3,402		*	—	—	—
John D. Chandler	—	—		—	—	—
Jim H. Derryberry	—	—		—	—	—
William H. Shea, Jr.	—	—		—	—	—
Robert F. End	13,826		*	—	—	—
Andrew W. Ward	—	—		—	—	—
Olivia C. Wassenaar	—	—		—	—	—
Forrest E. Wylie	8,341		*	—	—	—
All directors and executive officers as a group (13 persons)(7)	89,508		*	—	—	—

*                 Less than 1%.

(1)         Eric D. Long, Joseph C. Tusa, Jr., William G. Manias, J. Gregory Holloway, David A. Smith and Matthew C. Liuzzi, each of whom are executive officers of our general partner, Aladdin Partners, L.P., a limited partnership affiliated with Mr. Long, and R/C IV USACP Holdings, L.P., or R/C Holdings, own equity interests in USA Compression Holdings. USA Compression Holdings is managed by a three person board of managers consisting of Mr. Long, Mr. Ward and Ms. Wassenaar. The board of managers exercises investment discretion and control over the units held by USA Compression Holdings.

R/C Holdings is the record holder of approximately 97.4% of the limited liability company interests of USA Compression Holdings and is entitled to elect a majority of the members of the board of managers of USA Compression Holdings. R/C Holdings is an investment partnership affiliated with Riverstone/Carlyle Global Energy and Power Fund IV, L.P., or R/C IV. Management and control of R/C Holdings is vested in its general partner, which is in turn managed and controlled by its general partner, R/C Energy GP IV, LLC. R/C Energy GP IV, LLC is managed by an eight person management committee that includes Andrew W. Ward. The principal business address of R/C Energy GP IV, LLC is 712 Fifth Avenue, 51st Floor, New York, New York 10019.

Mr. Long, Mr. Ward and Ms. Wassenaar, each of whom is a member of the board of managers of USA Compression Holdings and a member of the board of directors of our general partner, disclaims beneficial ownership of the units owned by USA Compression Holdings.

(2)         Argonaut Private Equity, L.L.C. has sole voting and dispositive power of 6,922,504 common units.  The principal business address of Argonaut Private Equity, L.L.C. is 6733 South Yale Avenue, Tulsa, Oklahoma 74136.

(3)         Oppenheimer Funds, Inc. has the shared power to vote or to direct the vote, and the shared power to dispose or to direct the disposition of, 2,681,222 common units, including 2,650,571 common units held by Oppenheimer SteelPath MLP Income Fund, based on Amendment No. 3 to Schedule 13G filed on February 10, 2014 with the SEC. The principal business address of Oppenheimer Funds, Inc. is Two World Financial Center, 225 Liberty Street, New York, New York 10281, and the principal business address of Oppenheimer SteelPath MLP Income Fund is 2100 Mckinney Ave, Suite 1401, Dallas, Texas 75201.

(4)         Includes 1,071 common units held directly by Mr. Long, 10,712 common units held by certain trusts of which Mr. Long is the trustee, 1,606 common units held by Mr. Long’s spouse and 20,408 common units that Mr. Long has the right to acquire within 60 days upon the vesting of his phantom units.

(5)         Includes 11,906 common units that Mr. Tusa has the right to acquire within 60 days upon the vesting of his phantom units.

(6)         Includes 3,402 common units that Mr. Smith has the right to acquire within 60 days upon the vesting of his phantom units.

(7)         Includes 53,476 common units that certain of our directors and executive officers have the right to receive within 60 days upon the vesting of phantom units held by such directors and executive officers.

Securities Authorized for Issuance Under Equity Compensation Plans

In connection with the consummation of our initial public offering on January 18, 2013, the board of directors of our general partner adopted the 2013 Long-Term Incentive Plan. The following table provides certain information with respect to this plan as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	N/A	—
Equity compensation plans not approved by security holders	229,991	N/A	1,180,009

For more information about our 2013 Long-Term Incentive Plan, please see Note 7 to our consolidated financial statements.

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

Services Agreement

We entered into a services agreement with USAC Management, effective on January 1, 2013, pursuant to which USAC Management provides to us and our general partner management, administrative and operating services and personnel to manage and operate our business. We or one of our subsidiaries pays USAC Management for the allocable expenses it incurs in its performance under the services agreement. These expenses include, among other things, salary, bonus, cash incentive compensation and other amounts paid to persons who perform services for us or on our behalf and other expenses allocated by USAC Management to us. USAC Management has substantial discretion to determine in good faith which expenses to incur on our behalf and what portion to allocate to us.

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

Management Fees

For the year ended December 31, 2013, the Partnership incurred $49,315 of expenses related to a management fee under an agreement between USA Compression Holdings, LLC and certain of its affiliates, for services provided to the Partnership for the period from January 1, 2013 through January 17, 2013. For the year ended December 31, 2012, the Partnership incurred $1.0 million of management fees under such agreement. After the completion of our initial public offering on January 18, 2013, we and our subsidiaries are no longer required to pay this management fee.

Relationship with PVR Partners

Mr. Shea, a director of USA Compression GP, LLC, is currently a director and the chief executive officer of the general partner of PVR Partners, L.P. (“PVR”). For the years ended December 31, 2013 and 2012, subsidiaries of PVR made compression services payments to us of approximately $3.0 million and $2.2 million, respectively.

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

ITEM 14.                 Principal Accountant Fees and Services

The following table presents fees for professional services rendered by our independent registered public accounting firm, KPMG LLP during the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
	(in millions)
Audit Fees (1)	$0.7	$0.5
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$0.7	$0.5

(1)         Expenditures classified as “Audit Fees” above were billed to USA Compression Partners, LP and include the audits of our annual financial statements, work related to the registration statement on Form S-1 filed in connection with our initial public offering, work related to the pro forma financial statements in connection with the S&R Acquisition and reviews of our quarterly financial statements.

Our audit committee has adopted an audit committee charter, which is available on our website and which requires the audit committee to pre-approve all audit and non-audit services to be provided by our independent registered public accounting firm. The audit committee does not delegate its pre-approval responsibilities to management or to an individual member of the audit committee. Since our audit committee was not established until January 2013, none of the services reported in the audit, tax and all other fees categories above for the year ended December 31, 2012 were pre-approved by the audit committee. Our audit committee pre-approved all of the services reported in the audit, tax and all other fees categories for the year ended December 31, 2013.

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
2.1

Contribution Agreement dated August 12, 2013 by and among USA Compression Partners, LP, S&R Compression, LLC and Argonaut Private Equity, L.L.C. (incorporated by reference to Exhibit 2.1 to the Partnership’s Quarterly Report on Form 10-Q (File No. 001-35779) filed on August 14, 2013)

3.1

Certificate of Limited Partnership of USA Compression Partners, LP (incorporated by reference to Exhibit 3.1 to Amendment No. 3 of the Partnership’s registration statement on Form S-1 (Registration No. 333-174803) filed on December 21, 2011)

Exhibit Number	Description
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

10.1

Fourth Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.9 to Amendment No. 6 of the Partnership’s registration statement on Form S-1 (Registration No. 333-174803) filed on June 8, 2012)

10.2

First Amendment to Fourth Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.10 to Amendment No. 10 of the Partnership’s registration statement on Form S-1 (Registration No. 333-174803) filed on January 7, 2013)

10.3

Fifth Amended and Restated Credit Agreement dated as of December 13, 2013, by and among USA Compression Partners, LP, USAC OpCo 2, LLC and USAC Leasing 2, LLC, as guarantors, USA Compression Partners, LLC and USAC Leasing, LLC, as borrowers, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as agent and LC issuer, J.P. Morgan Securities LLC, as lead arranger and sole book runner, Wells Fargo Bank, N.A., as documentation agent, and Regions Bank, as syndication agent (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on December 17, 2013)

10.4†	Long-Term Incentive Plan of USA Compression Partners, LP (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on January 18, 2013)

10.5†

Employment Agreement, dated December 23, 2010, between USA Compression Partners, LLC and Eric D. Long (incorporated by reference to Exhibit 10.5 to Amendment No. 4 of the Partnership’s registration statement on Form S-1 (Registration No. 333-174803) filed on February 13, 2012)

10.6†

Employment Agreement, dated December 23, 2010, between USA Compression Partners, LLC and Joseph C. Tusa, Jr. (incorporated by reference to Exhibit 10.6 to Amendment No. 4 of the Partnership’s registration statement on Form S-1 (Registration No. 333-174803) filed on February 13, 2012)

10.7†

Employment Agreement, dated December 23, 2010, between USA Compression Partners, LLC and David A. Smith (incorporated by reference to Exhibit 10.8 to Amendment No. 4 of the Partnership’s registration statement on Form S-1 (Registration No. 333-174803) filed on February 13, 2012)

10.8

Services Agreement, dated effective January 1, 2013, by and among USA Compression Partners, LP, USA Compression GP, LLC and USA Compression Management Services, LLC (incorporated by reference to Exhibit 10.11 to Amendment No. 10 of the Partnership’s registration statement on Form S-1 (Registration No. 333-174803) filed on January 7, 2013)

10.9†

USA Compression Partners, LP 2013 Long-Term Incentive Plan—Form of Director Phantom Unit Agreement (incorporated by reference to Exhibit 10.8 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-35779) filed on March 28, 2013)

10.10*†	USA Compression Partners, LP 2013 Long-Term Incentive Plan—Form of Employee Phantom Unit Agreement

10.11†

USA Compression Partners, LP 2013 Long-Term Incentive Plan—Form of Director Phantom Unit Agreement (in lieu of Annual Cash Retainer) (incorporated by reference to Exhibit 10.10 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-35779) filed on March 28, 2013).

10.12*†	USAC Compression Partners, LP Annual Cash Incentive Program

Exhibit Number	Description
21.1*	List of subsidiaries of USA Compression Partners, LP

23.1*	Consent of KPMG LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS##	XBRL Instance Document

101.SCH##	XBRL Extension Schema Document

101.CAL##	XBRL Calculation Linkbase Document

101.DEF##	XBRL Definition Linkbase Document

101.LAB##	XBRL Label Linkbase Document

101.PRE##	XBRL Presentation Linkbase Document

*                 Filed Herewith.

#                 Furnished herewith; not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

†                 Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b).

##          Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to any liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USA COMPRESSION PARTNERS, LP

By:	USA Compression Partners, LP,
its General Partner

By:	/s/ Eric D. Long
Eric D. Long
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 20, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2014.

Name	Title

/s/ Eric D. Long	President and Chief Executive Officer
Eric D. Long	(Principal Executive Officer) and Director

/s/ Joseph C. Tusa, Jr.	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and
Joseph C. Tusa, Jr.	Principal Accounting Officer

/s/ John D. Chandler	Director
John D. Chandler

/s/ Jim H. Derryberry	Director
Jim H. Derryberry

/s/ Robert F. End	Director
Robert F. End

/s/ William H. Shea, Jr.	Director
William H. Shea, Jr.

/s/ Andrew W. Ward	Director
Andrew W. Ward

/s/ Olivia C. Wassenaar	Director
Olivia C. Wassenaar

/s/ Forrest E. Wylie	Director
Forrest E. Wylie

Report of Independent Registered Public Accounting Firm

The Partners

USA Compression Partners, LP:

We have audited the accompanying consolidated balance sheets of USA Compression Partners, LP (a Delaware limited partnership) and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USA Compression Partners, LP and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Dallas, Texas

February 20, 2014

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2013 and 2012

(in thousands, except for unit amounts)

	2013	2012
Assets
Current assets:
Cash and cash equivalents	$7	$7
Accounts receivable:
Trade	20,079	8,618
Other	350	137
Inventory	9,940	4,215
Prepaid expenses	2,400	1,800
Total current assets	32,776	14,777
Property and equipment, net	852,966	610,130
Identifiable intangible asset-customer relationships	71,388	67,200
Identifiable intangible asset-trade names	13,728	14,352
Identifiable intangible asset-non-compete	825	—
Goodwill	208,055	157,075
Other assets	6,146	9,111
Total assets	$1,185,884	$872,645

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$34,629	$10,651
Accrued liabilities	10,412	5,590
Deferred revenue	11,912	10,612
Total current liabilities	56,953	26,853
Long-term debt	420,933	502,266
Other liabilities	271	—
Partners’ capital:
Limited partner interest:
Common units, 23,561,780 units outstanding at December 31, 2013	447,562	—
Subordinated units, 14,048,588 units outstanding at December 31, 2013	245,592	—
General partner interest: 2% interest with 767,558 equivalent units issued and outstanding at December 31, 2013	14,573	—
Limited partners’ capital	—	341,130
General partner’s capital	—	2,396
Total partners’ capital	707,727	343,526
Total liabilities and partners’ capital	$1,185,884	$872,645

See accompanying notes to consolidated financial statements.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2013, 2012 and 2011

(in thousands, except per unit amounts)

	2013	2012	2011
Revenues:
Contract operations	$150,360	$116,373	$93,896
Parts and service	2,558	2,414	4,824
Total revenues	152,918	118,787	98,720

Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	48,097	37,796	39,605
Selling, general and administrative	27,587	18,269	12,726
Restructuring charges	—	—	300
Depreciation and amortization	52,917	41,880	32,738
Loss on sale of assets	284	266	178
Impairment of compression equipment	203	—	—
Total costs and expenses	129,088	98,211	85,547
Operating income	23,830	20,576	13,173
Other income (expense):
Interest expense	(12,488)	(15,905)	(12,970)
Other	9	28	21
Total other expense	(12,479)	(15,877)	(12,949)
Net income before income tax expense	11,351	4,699	224
Income tax expense	280	196	155
Net income	$11,071	$4,503	$69

Less:
Earnings allocated to general partner prior to initial public offering on January 18, 2013	$5	$45	$1
Earnings available for limited partners prior to initial public offering on January 18, 2013	$530	$4,458	$68
Net income subsequent to initial public offering on January 18, 2013	$10,536	$—	$—

Net income subsequent to initial public offering allocated to:
General partner’s interest in net income	$211	$—	$—
Limited partners’ interest in net income:
Common units	$5,805	$—	$—
Subordinated units	$4,520	$—	$—

Weighted average common units outstanding:
Basic	18,043,075	—	—
Diluted	18,086,745	—	—

Weighted average subordinated units outstanding:
Basic and diluted	14,048,588	—	—

Net income per common unit:
Basic	$0.32	$—	$—
Diluted	$0.32	$—	$—

Net income per subordinated unit:
Basic and diluted	$0.32	$—	$—

Distributions paid per limited partner unit in respective periods	$1.25	$—	$—

See accompanying notes to consolidated financial statements.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Consolidated Statements of Changes in Partners’ Capital

Years ended December 31, 2013, 2012 and 2011

(in thousands)

			Partners’ Capital						Total
	General	Limited	Common Units		Subordinated Units		General Partner Units		Partners’
	Partners	Partners	Units	Amount	Units	Amount	Units	Amount	Capital
Partners’ capital opening balance, December 31, 2010	$2,350	$336,604	—	$—	—	$—	—	$—	$338,954
Net Income	1	68	—	—	—	—	—	—	69
Partners’ capital, December 31, 2011	2,351	336,672	—	—	—	—	—	—	339,023
Net Income	45	4,458	—	—	—	—	—	—	4,503
Partners’ capital, December 31, 2012	2,396	341,130	—	—	—	—	—	—	343,526
Net income January 1, 2013 — January 18, 2013	5	530	—	—	—	—	—	—	535
Conversion of Partners’ capital for common and subordinated units, Incentive Distribution Rights, and General Partner interest	(2,401)	(341,660)	4,049	74,526	14,049	258,605	594	10,930	—
Issuance of common units in initial public offering	—	—	11,000	180,555	—	—	—	—	180,555
Vesting of phantom units	—	—	4	—	—	—	—	—	—
General partner contribution	—	—	—	—	—	—	174	4,251	4,251
Cash distributions and DERs	—	—	—	(22,872)	—	(17,533)	—	(819)	(41,224)
Proceeds from issuance of common Units	—	—	1,084	26,286	—	—	—	—	26,286
Unit-based compensation	—	—	—	1,343	—	—	—	—	1,343
Acquisition of S&R compression assets	—	—	7,425	181,919	—	—	—	—	181,919
Net income January 19, 2013 — December 31, 2013	—	—	—	5,805	—	4,520	—	211	10,536
Partners’ capital, December 31, 2013	$—	$—	23,562	$447,562	14,049	$245,592	768	$14,573	$707,727

See accompanying notes to consolidated financial statements.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31, 2013, 2012 and 2011

(in thousands)

	2013	2012	2011
Cash flow from operating activities:
Net Income	$11,071	$4,503	$69
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,917	41,880	32,738
Amortization of debt issue costs, discount	2,192	1,856	1,529
Unit-based compensation expense	1,343	—	—
Net loss on sale of assets	284	266	178
Net gain on change in fair value of interest rate swap	—	(2,180)	(2,629)
Impairment of compression equipment	203	—	—
Changes in assets and liabilities:
Accounts receivable and advances to employees	(11,674)	169	(976)
Inventory	(5,725)	(1,004)	1,974
Prepaids	(600)	(153)	(219)
Other noncurrent assets	3,824	(1,315)	(2,601)
Accounts payable	8,132	(5,340)	1,989
Accrued liabilities and deferred revenue	6,223	3,292	1,730
Net cash provided by operating activities	68,190	41,974	33,782
Cash flow from investing activities:
Capital expenditures	(159,547)	(179,977)	(133,264)
Compression unit purchase deposit	—	—	(7,975)
Proceeds from sale of property and equipment	2,227	1,388	795
Acquisitions, net of cash	3,374	—	—
Net cash used in investing activities	(153,946)	(178,589)	(140,444)
Cash flows from financing activities:
Proceeds from short-term and long-term debt	243,501	261,135	209,165
Payments on short-term and long-term debt	(324,834)	(122,681)	(101,167)
Net proceeds from issuance of common units	180,555	—	—
Cash Distributions	(14,669)	—	—
General Partner contribution	4,251	—	—
Financing Cost	(3,048)	(1,835)	(1,336)
Net cash provided by financing activities	85,756	136,619	106,662
Increase in cash and cash equivalents	—	4	—
Cash and cash equivalents, beginning of year	7	3	3
Cash and cash equivalents, end of year	$7	$7	$3
Supplemental cash flow information:
Cash paid for interest	$10,603	$16,086	$13,727
Cash paid for taxes	$196	$155	$155

See accompanying notes to consolidated financial statements.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

(1)         The Partnership, Nature of Business, and Recent Transactions

USA Compression Partners, L.P., a Texas limited partnership (the “Former Partnership”), was formed on July 10, 1998. In October 2008, the Former Partnership entered into several transactions through which the Former Partnership was reorganized into a holding company, USA Compression Holdings, LP (the “Partnership”). The owners of the Former Partnership caused the Partnership to be formed as a Texas limited partnership to conduct its affairs as the holding company of an operating and leasing structure of entities. The Former Partnership’s owners then transferred their equity interests in the Former Partnership to the Partnership in exchange for identical interests in the Partnership. The Former Partnership became a wholly-owned subsidiary of the Partnership, and was converted into USA Compression Partners, LLC, a Delaware, single-member, limited liability company (the “Operating Subsidiary”) to continue providing compression services to customers of the Former Partnership. Concurrently, the Operating Subsidiary formed a wholly-owned subsidiary, USAC Leasing, LLC, as a Delaware limited liability company (the “Leasing Subsidiary”), and agreed to sell its then existing compressor fleet to the Leasing Subsidiary for assumption of debt relating to the then existing fleet. The Leasing Subsidiary leases its compressor fleet to the Operating Subsidiary for use in providing compression services to its customers. The Partnership joined the Operating Subsidiary’s revolving credit facility as a guarantor and the Leasing Subsidiary joined the revolving credit facility as a co-borrower (see note 4). On June 7, 2011, the Partnership converted from a Texas limited partnership into a Delaware limited partnership and changed its name from USA Compression Holdings, LP to USA Compression Partners, LP. USA Compression GP, LLC, a Delaware limited liability Company and the general partner of the Partnership, is referred to herein as the “General Partner.”  In connection with the S&R Acquisition (as defined below), the Partnership acquired all of the membership interests in USAC OpCo 2, LLC, a Texas limited liability company (“OpCo 2”), which owned all of the membership interests in USAC Leasing 2, LLC, a Texas limited liability company (“LeaseCo 2”). LeaseCo 2 owns all of the compression assets acquired in the S&R Acquisition.  LeaseCo 2 leases its compressor fleet to OpCo 2 for use in providing compression services to its customers. The accompanying consolidated financial statements include the accounts of the Partnership, the Operating Subsidiary, the Leasing Subsidiary, OpCo 2 and LeaseCo 2, and all intercompany balances and transactions have been eliminated in consolidation. The Operating Subsidiary, the Leasing Subsidiary, OpCo 2 and LeaseCo 2, are collectively referred to herein, as the “Operating Subsidiaries.”

The Partnership, through the Operating Subsidiaries, primarily provides natural gas compression services under term contracts with customers in the oil and gas industry, using natural gas compressor packages that it designs, engineers, operates and maintains.

Partnership net income (loss) is allocated to the partners, both general and limited, in proportion to their respective interest in the Partnership.

On January 18, 2013, the Partnership completed its initial public offering (“IPO”) pursuant to a Registration Statement on Form S-1, as amended (Reg. No. 333-174803), that was declared effective on January 14, 2013. Under the registration statement, the Partnership sold 11,000,000 common units at a price to the public of $18.00 per common unit, which generated net proceeds to the Partnership of approximately $180.5 million after deducting underwriting discounts and commissions of $12.1 million, structuring fees of $0.7 million and offering expenses of $4.6 million. The Partnership used the net proceeds from the offering to repay $180.5 million of indebtedness outstanding under its revolving credit facility.

On August 30, 2013, the Partnership completed the acquisition of assets and certain liabilities related to the business of providing gas lift compression services to third parties engaged in the exploration, production, gathering, processing, transportation or distribution of oil and gas (the “S&R Acquisition”) in exchange for 7,425,261 common units, which were valued at $181.9 million at the time of issuance. The S&R Acquisition was consummated pursuant to the Contribution Agreement dated August 12, 2013 (the “Contribution Agreement”) with S&R Compression, LLC, (“S&R”) and Argonaut Private Equity, L.L.C. (“Argonaut”). The S&R Acquisition had an effective date (from a standpoint of revenues and selected costs) of June 30, 2013. The common units issued in the S&R Acquisition were not registered pursuant to the Securities Act of 1933, as amended (the “Securities Act”), or any applicable state securities laws, and, at the time of issuance, were restricted securities under the federal securities laws.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

(2)         Summary of Significant Accounting Policies

(a)         Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances. As of December 31, 2013 and 2012, $6,500 in cash was subject to certain provisions under credit agreements with a financial institution, as more fully described in Note 5.

(b)         Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts of $246,410 and $259,638 at December 31, 2013 and 2012, respectively, is the Partnership’s best estimate of the amount of probable credit losses in the Partnership’s existing accounts receivable. The Partnership determines the allowance based upon historical write-off experience and specific identification. The Partnership does not have any off-balance-sheet credit exposure related to its customers.

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

Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $49.7 million, $38.9 million and $29.7 million, respectively.

(e)          Impairments of Long-Lived Assets

Long-lived assets with recorded values that are not expected to be recovered through future cash flows are written-down to estimated fair value. An asset shall be tested for impairment when events or circumstances indicate that its carrying value may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value exceeds the sum of the undiscounted cash flows, an impairment loss equal to the amount of the carrying value exceeding the fair value of the asset is recognized. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, is based on an estimate of discounted cash flows. In 2013, the Partnership recorded $203,149 related to the impairment of a certain group of its compression equipment. The Partnership did not record impairment of long-lived assets in 2012 or 2011.

(f)            Revenue Recognition

Revenue from compression service and equipment rental operations is recorded when earned over the period of service, rental and maintenance contracts, which generally range from one month to five years. Parts and service revenue is recorded as parts are delivered or services are performed for the customer.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

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

The State of Texas’ margin tax became effective for tax reports originally due on or after January 1, 2008. This margin tax requires partnerships and other forms of legal entities to pay a tax of 1.0% on its ‘‘margin,’’ as defined in the law, based on 2013, 2012 and 2011 results. The margin tax base to which the tax rate will be applied is either the lesser of 70% of total revenues for federal income tax purposes, total revenue less cost of goods sold or compensation for federal income tax purposes. For the years ended December 31, 2013, 2012 and 2011, the Partnership recorded expense related to the Texas margin tax of $279,972, $196,040 and $154,872, respectively.

Recognized tax positions are initially and subsequently measured as the largest amount of tax benefit that is more likely than not of being realized upon ultimate settlement with a taxing authority. Interest and penalties related to unrecognized tax benefits are included in income tax expense.

(h)         Fair Value Measurements

The accounting standard for fair value measurements and disclosures establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following three broad categories:

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access at the measurement date.

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 inputs are unobservable inputs for the asset or liability.

At December 31, 2013 and 2012, the Partnership’s financial instruments consist primarily of cash and cash equivalents, trade accounts receivable, trade accounts payable and long-term debt. The book values of cash and cash equivalents, trade accounts receivable, and trade accounts payable are representative of fair value due to their short-term maturity. The carrying amount of long-term debt approximates fair value based on the interest rates charged on instruments with similar terms and risks.

(i)            Pass Through Taxes

Taxes incurred on behalf of, and passed through to, customers are accounted for on a net basis.

(j)            Use of Estimates

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

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

(k)          Intangible Assets

As of December 31, 2013, intangible assets consisted of the following (in thousands):

	Customer Relationships	Trade Names	Non-compete	Total
Balance at December 31, 2012	$67,200	$14,352	$—	$81,552
Additions — S&R Acquisition	6,700	—	900	7,600
Amortization	(2,512)	(624)	(75)	(3,211)
Balance at December 31, 2013	$71,388	$13,728	$825	$85,941

Intangible assets are amortized on a straight-line basis over their estimated useful lives, which is the period over which the assets are expected to contribute directly or indirectly to the Partnership’s future cash flows. The estimated useful lives range from 4 to 30 years. The expected amortization of the intangible assets for each of the five succeeding years is as follows (in thousands):

Year Ending December 31,	Total
2014	$3,584
2015	3,584
2016	3,584
2017	3,509
2018	3,359

The Partnership assesses long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is assessed by comparing the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amounts exceed the fair values of the assets. The Partnership did not record any impairment of intangible assets in 2013, 2012 or 2011.

(l)            Goodwill

Goodwill represents consideration paid in excess of the fair value of the identifiable assets acquired in a business combination. Goodwill is not amortized, but is reviewed for impairment annually based on the carrying values as of October 1, or more frequently if impairment indicators arise that suggest the carrying value of goodwill may not be recovered.

As of October 1, 2013, a qualitative assessment was performed to determine whether it is more likely than not that the fair value of the reporting unit is impaired. Management used all available information to make these determinations, including evaluating the macroeconomic environment, industry specific conditions, cost factors, overall financial performance and unit price, at the assessment date of October 1, 2013.

As a result of the qualitative assessment, the Partnership has determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. The Partnership did not record any impairment of goodwill for the years ended December 31, 2013, 2012 or 2011.

(3)         Acquisition

On August 30, 2013, the Partnership completed the acquisition of assets and certain liabilities related to the business of providing gas lift compression services to third parties engaged in the exploration, production, gathering, processing, transportation or distribution of oil and gas in exchange for 7,425,261 common units, which were valued at $181.9 million at the time of issuance. The S&R Acquisition was consummated pursuant to the Contribution Agreement with S&R and Argonaut. The S&R Acquisition had an effective date (from a standpoint of revenues and selected costs) of June 30, 2013. The common units issued in the S&R Acquisition were not registered pursuant to the Securities Act, or any applicable state securities laws, and, at the time of issuance, were restricted securities under the federal securities laws. In connection with the S&R Acquisition, Argonaut and certain related parties

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

agreed to participate in the Partnership’s Distribution Reinvestment Plan (“DRIP”) through the distribution relating to the quarter ended June 30, 2014, provided that USA Compression Holdings continues to participate in the DRIP through that same period. The effective purchase price of $178.5 million reflects customary effective-date adjustments such as a $3.4 million purchase price adjustment due to working capital changes from the effective date to the closing date.

The transaction was accounted for in accordance with Accounting Standards Codification 805, Business Combinations. The purchase price allocation as of August 30, 2013 is comprised of the following components (in thousands):

Issuance of limited partner units	$181,919
Less cash received for working capital adjustment	(3,374)
Total consideration	$178,545

Trucks and Trailers	$2,158
Compression equipment	117,784
Computers	23
Intangibles
Customer relationships	6,700
Non-compete	900
Total intangibles	7,600
Goodwill	50,980
Allocation of Purchase Consideration	$178,545

Expenses associated with acquisition activities and transaction activities related to the S&R Acquisition for the year ended December 31, 2013 were $2.1 million and are included in selling, general and administrative expenses (“SG&A”). The acquisition was recorded at fair value, which was determined using the cost and market approaches for the fixed assets, the multi-period excess earnings method for the customer relationships asset and the with-and-without method for the non-compete agreement. In applying these accounting principles, we estimated the fair value of the S&R assets acquired to be $127.6 million. This measurement resulted in the recognition of goodwill totaling approximately $51.0 million. Goodwill was calculated as the excess of the consideration transferred to acquire S&R over the acquisition date estimated fair value of the assets acquired. Goodwill recorded in the S&R Acquisition primarily represents the value of the opportunity to expand into gas lift operations with a high quality fleet, the experience and technical expertise of former S&R employees who have joined the Partnership and the addition of strategic areas of operations in which the Partnership did not previously have a significant presence. The intangible asset customer relationships will be amortized over a life of 20 years and the intangible asset non-compete will be amortized over the 4-year term of the agreement.

The Partnership recorded a purchase price adjustment of $292,496 related to S&R Acquisition expenses during the fourth quarter of 2013, increasing the amount of goodwill recorded on the December 31, 2013 balance sheet, included in amounts noted above.

Revenue, Net Income and Pro Forma Financial Information — Unaudited

The S&R Acquisition was not included in the Partnership’s consolidated results until the closing date of August 30, 2013. For the period of August 30, 2013 to December 31, 2013, the S&R Acquisition accounted for $14.5 million of revenue, $4.4 million of direct operating expenses and $3.7 million of depreciation and amortization, resulting in $6.4 million of net income. The net income attributable to these assets does not reflect certain expenses, such as SG&A and interest expense; therefore, this information is not intended to report results as if these operations were managed on a stand-alone basis.

The unaudited pro forma financial information was prepared assuming the S&R Acquisition occurred on January 1, 2011. The financial information was derived from the Partnership’s audited historical consolidated financial statements for the years ended December 31, 2013, 2012 and 2011, S&R’s audited historical consolidated financial statements for the years ended December 31, 2012 and 2011, and S&R’s unaudited interim financial statements from January 1, 2013 through August 30, 2013.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

The pro forma adjustments were based on currently available information and certain estimates and assumptions by management. If the S&R Acquisition had been in effect on the dates or for the periods indicated, the results may have been substantially different. For example, we may have operated the assets differently than S&R, realized revenue may have been different and costs of operation of the compression assets may have been different. This pro forma financial information is provided for illustrative purposes only and may not provide an indication of results in the future.  The following table presents a summary of our pro forma financial information (in thousands, except earnings per share):

	Year Ended December 31,
	2013	2012	2011
	(unaudited)
Total revenues	$176,254	$143,985	$115,890
Net income (loss)	15,919	8,312	(3,504)
Net income allocated to:
General partner’s interest in net income (1)	318	—	—
Common units interest in net income (1)	10,054	—	—
Subordinated units interest in net income (1)	5,546	—	—
Basic and diluted net income per common unit (1)	$0.39	—	—
Basic and diluted net income per subordinated unit (1)	$0.39	—	—

(1)         The Partnership did not complete its initial public offering until January 18, 2013.  Therefore, earnings per unit information is not applicable for the 2012 or 2011 period.

In preparing the pro forma financial information, certain information was derived from financial records and certain information was estimated. The sources of information and significant assumptions are described below:

(a)         Revenues and direct operating expenses for S&R were derived from the historical financial records of S&R. Incremental revenue adjustments related to the S&R Acquisition were $27.1 million, $25.2 million and $17.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. Incremental operating costs related to the S&R Acquisition were $12.2 million, $12.4 million and $9.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(b)         Depreciation and amortization was estimated using the straight-line method and reflects the incremental depreciation and amortization expense incurred due to adding the compression assets and intangible fair value assets acquired from S&R. Incremental depreciation and amortization was estimated at $9.7 million for the years ended December 30, 2013, 2012 and 2011.

(c)          Incremental transaction expenses related to the S&R Acquisition were $2.1 million and were assumed to be funded from cash on hand.

(d)         The S&R Acquisition was financed solely with common units issued in consideration for the assets and liabilities acquired as part of the S&R Acquisition.

(e)          The capital contribution made by the General Partner to maintain its 2% general partner interest in the Partnership in connection with the issuance of common units in the S&R Acquisition was used to pay down the Partnership’s revolving credit facility resulting in a reduction of interest expense. Incremental interest expense reductions were estimated at $90,000, $111,000 and $138,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

(4)         Property and Equipment

Property and equipment consisted of the following at December 31 (in thousands):

	2013	2012
Compression equipment	$950,823	$666,811
Furniture and fixtures	706	439
Automobiles and vehicles	12,476	7,588
Computer equipment	5,636	3,206
Leasehold improvements	116	98
Total	969,757	678,142
Less: accumulated depreciation and amortization	(116,791)	(68,012)
Total	$852,966	$610,130

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

As of December 31, 2013 and 2012, there was $15.8 million and $5.9 million, respectively, of property and equipment purchases in accounts payable and accrued liabilities.

(5)   Long-Term Debt

The long-term debt of the Partnership consisted of the following at December 31 (in thousands):

	2013	2012
Senior debt	$420,933	$502,266

(a)         Senior Debt

On December 23, 2010, the Partnership entered into a Third Amended and Restated Credit Agreement. Borrowing availability under this senior debt facility was limited to the lesser of the $400 million committed facility amount and a borrowing base defined in the credit agreement. The senior debt facility was evidenced by notes issued to each of several lenders named in the credit agreement, was secured by a first priority lien against the assets of the Partnership and matured on October 5, 2015. Interest on debt issued under the facility was due and payable in arrears and calculated, at the option of the Partnership, on either a floating rate basis, payable monthly or a LIBOR basis, payable at the end of the applicable LIBOR period (1, 2, 3, or 6 months), but no less frequently than quarterly. LIBOR borrowings bore interest at LIBOR for the applicable period plus a margin of 3.00% to 3.75% based on the leverage ratio of the Partnership’s amount outstanding under this facility to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) as defined in the credit agreement. Floating rate borrowings bore interest at a rate per annum that is the higher of the bank prime rate or the federal funds rate plus 0.50%, without additional margin. Generally, the Partnership has maintained several tranches of LIBOR and floating rate borrowings at any time. In addition, the Partnership paid an annual administration fee and an unused commitment fee of 0.50%. The $400 million facility included a $20 million sub-line for issuing letters of credit for a fee at a per annum rate equal to the margin for LIBOR borrowings on the average daily undrawn stated amount of each letter of credit issued under the facility. The Partnership paid various loan fees and incurred costs in respect of the Third Amended and Restated Credit Agreement in the amount of $5.1 million in 2010.

On June 6, 2011, the Partnership entered into the first amendment to the credit agreement converting each reference to “USA Compression Holdings, LP” to “USA Compression Partners, LP” and each reference to USA Compression Holdings, LP as a “Texas limited partnership” in the credit agreement or any other loan document to be a reference to USA Compression Partners, LP as a “Delaware limited partnership.”

On November 16, 2011, the Partnership entered into the second amendment to the credit agreement whereby the aggregate commitment under the facility increased from $400 million to $500 million and reduced the applicable margin for LIBOR loans to a range of 200 to 275 basis points above LIBOR, depending on the Partnership’s leverage ratio. In addition, the unused commitment fee was reduced to 0.375%. The Partnership paid various loan fees and incurred costs in respect of the first and second amendment to the credit agreement in the amount of $1.1 million in 2011.

On June 1, 2012, the Partnership entered into the third amendment to the credit agreement whereby the aggregate commitment under the facility increased from $500 million to $600 million. In addition, on June 1, 2012, the Partnership entered into the Fourth Amended and Restated Credit Agreement in order to provide a covenant structure that is more appropriate for a public company than was the prior credit agreement, including a reduction of the applicable margin for LIBOR loans to a range of 175 to 250 basis points above LIBOR, depending on the Partnership’s leverage ratio. This amended and restated credit agreement became effective on January 18, 2013, the closing date of the Partnership’s initial public offering, continued to be secured by a first priority lien against our assets and had a scheduled maturity of October 5, 2015. On December 10, 2012, the Partnership amended the Fourth Amended and Restated Credit Agreement to extend the periods during which the maximum funded debt to EBITDA ratio thresholds would apply. The Partnership paid various loan fees and incurred costs in respect of the third amendment to the credit agreement and the Fourth Amended and Restated Credit Agreement in the amount of $1.6 million, in 2012.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

On December 13, 2013, the Partnership entered into the Fifth Amended and Restated Credit Agreement whereby the aggregate commitment under the facility increased from $600 million to $850 million (subject to availability under our borrowing base and a further potential increase of $100 million) and reduced the applicable margin for LIBOR loans to a range of 150 to 225 basis points above LIBOR, depending on the Partnership’s leverage ratio. The revolving credit facility is secured by a first priority lien against the Partnership’s assets and matures on December 13, 2018, at which point all amounts outstanding will become due.

The Fifth Amended and Restated Credit Agreement permits us to make distributions of available cash to unitholders so long as (a) no default under the facility has occurred, is continuing or would result from the distribution, (b) immediately prior to and after giving effect to such distribution, the Partnership is in compliance with the facility’s financial covenants and (c) immediately after giving effect to such distribution, the Partnership has availability under the revolving credit facility of at least $20 million. In addition, the amended and restated credit agreement contains various covenants that may limit, among other things, the Partnership’s ability to(subject to exceptions):

•                  grant liens;

•                  make certain loans or investments;

•                  incur additional indebtedness or guarantee other indebtedness;

•                  enter into transactions with affiliates;

•                  merge or consolidate;

•                  sell the Partnership’s assets; or

•                  make certain acquisitions.

The Fifth Amended and Restated Credit Agreement also contains various financial covenants, including covenants requiring the Partnership to maintain:

•                  a minimum EBITDA to interest coverage ratio of 2.5 to 1.0; and

•                  a maximum funded debt to EBITDA ratio, determined as of the last day of each fiscal quarter, for the annualized trailing three months of (a) 5.50 to 1.0, with respect to any fiscal quarter ending on or after December 13, 2013, the closing date of the amended credit facility, through June 30, 2015 or (b) 5.00 to 1.0, with respect to the fiscal quarter ending September 30, 2015 and each fiscal quarter thereafter, in each case subject to a provision for increases to such thresholds by 0.5 in connection with certain future acquisitions for the six consecutive month period following the period in which any such acquisition occurs.

If a default exists under the revolving credit facility, the lenders will be able to accelerate the maturity on the amount then outstanding and exercise other rights and remedies.

The Partnership paid various loan fees and incurred costs in respect of the Fifth Amended and Restated Credit Agreement in the amount of $3.0 million in 2013, which were capitalized to loan costs and will be amortized through December 2018. The Partnership wrote off $0.3 million in 2013 related to certain third parties that exited the credit facility.

As of December 31, 2013 and 2012, the Partnership was in compliance with all of its covenants under the current credit agreement.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

At December 31, 2013, the Partnership had outstanding borrowings of $420.9 million and borrowing availability under the revolving credit facility of $264.6 million. The borrowing base consists of eligible accounts receivable, inventory and compression units. The largest component, representing 94% and 96% of the borrowing base at December 31, 2013 and 2012, respectively, is eligible compression units—compressor packages that are leased, rented or under service contracts to customers and carried in the financial statements as fixed assets. The Partnership’s effective interest rate in effect for all borrowings under its revolving credit facility at December 31, 2013 and 2012, was 2.17% and 2.96%, respectively, and an average interest rate of 2.43% and 2.99%, excluding the effects from the interest rate swap instruments discussed below for 2012, for the year then ended, respectively. There were no letters of credit issued at December 31, 2013 and 2012.

The senior debt facility expires in December 2018 and the Partnership expects to maintain this facility for the term. The facility is a ‘‘revolving credit facility’’ that includes a ‘‘springing’’ lock box arrangement, whereby remittances from customers are forwarded to a bank account controlled by the Partnership, and the Partnership is not required to use such remittances to reduce borrowings under the facility, unless there is a default or excess availability under the facility is reduced below $20 million. As the remittances do not automatically reduce the debt outstanding absent the occurrence of a default or a reduction in excess availability below $20 million, the debt has been classified as long-term at December 31, 2013 and 2012.

Maturities of long-term debt (in thousands):

Year ending December 31,
2014	—
2015	—
2016	—
2017	—
2018	420,933
Total Debt	$420,933

(b)         Hedging and Use of Derivative Instruments

During 2012, the Partnership had only limited involvement with derivative financial instruments and used them principally to manage well-defined interest rate risk. Interest rate swap agreements are used to reduce the potential impact of fluctuations in interest rates on variable rate long-term debt. The swaps were not used for trading or speculative purposes.

In November 2008, the Partnership entered into an interest rate swap agreement expiring October 5, 2012 for a notional amount of $75 million. In May 2009, the Partnership entered into an interest rate swap agreement expiring June 1, 2012 for a notional amount of $35 million. In August 2009, the Partnership entered into an interest rate swap agreement expiring August 1, 2012 for a notional amount of $30 million.

As of December 31, 2011, the Partnership did not designate these interest rate swaps as cash flow hedges.

The swap agreements entitled the Partnership to pay or receive from the counter-party, monthly, the amount by which the counter-party’s variable rate (reset monthly) was less than or exceeded the Partnership’s fixed rate under the agreements with respect to the notional amount. Under the swaps, the Partnership received fixed rates of 3%, 1.9% and 2.055% on the notional amounts of $75 million, $35 million and $30 million, respectively, in exchange for a floating rate tied to the BBA London Interbank Offering Rate (“LIBOR”). The swaps minimized interest rate exposure on the revolving senior debt facility, and in effect, converted variable interest payments on the aggregate notional amount to fixed interest payments. Amounts paid or received from the interest rate swap were charged or credited to interest expense and matched with the cash flow and interest expense of the senior debt being hedged, resulting in an adjustment to the effective interest rate. The swap payments for the years ended December 31, 2012 and 2011 were $2.3 million and $3.3 million, respectively. During 2012 and 2011, interest expense was reduced by $2.2 million and $2.6 million, respectively, due to changes in the fair value of the interest rate swaps.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

(6)         Partner’s Capital

As of February 18, 2014, USAC Compression Holdings held 5,337,977 common units and 14,048,588 subordinated units and USA Compression GP, LLC held a 2% general partner interest and the incentive distribution rights (“IDRs”). See the condensed consolidated statement of changes in Partners’ Capital.

Subordinated Units

All of the subordinated units are held by USA Compression Holdings. The partnership agreement provides that, during the subordination period, the common units have the right to receive distributions of Available Cash from Operating Surplus (each as defined in the Partnership’s agreement) each quarter in an amount equal to $0.425 per common unit (the “Minimum Quarterly Distribution”), plus any arrearages in the payment of the Minimum Quarterly Distribution from Operating Surplus on the common units from prior quarters, before any distributions of Available Cash from Operating Surplus may be made on the subordinated units. These units are deemed “subordinated” because for a period of time, referred to as the subordination period, the subordinated units will not be entitled to receive any distributions from Operating Surplus until the common units have received the Minimum Quarterly Distribution plus any arrearages from prior quarters. The practical effect of the subordinated units is to increase the likelihood that during the subordination period there will be Available Cash from Operating Surplus to be distributed on the common units. The subordination period will end on the first business day after the Partnership has earned and paid at least (i) $1.70 (the Minimum Quarterly Distribution on an annualized basis) on each outstanding unit and the corresponding distribution on the General Partner’s 2.0% interest for each of three consecutive, non-overlapping four-quarter periods ending on or after December 31, 2015 or (ii) $2.55 (150.0% of the annualized Minimum Quarterly Distribution) on each outstanding unit and the corresponding distributions on the General Partner’s 2.0% interest and the related distribution on the incentive distribution rights for the four-quarter period immediately preceding that date. When the subordination period ends, all subordinated units will convert into common units on a one-for-one basis, and all common units thereafter will no longer be entitled to arrearages.

Incentive Distribution Rights

The General Partner holds the IDRs. The following table illustrates the percentage allocations of available cash from operating surplus between the unitholders and the General Partner based on the specified target distribution levels. The amounts set forth under “Marginal Percentage Interest in Distributions” are the percentage interests of the General Partner and the unitholders in any available cash from operating surplus the Partnership distributes up to and including the corresponding amount in the column “Total Quarterly Distribution per Unit.” The percentage interests shown for our unitholders and our general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below for the General Partner include its 2.0% general partner interest, assume the General Partner has contributed any additional capital necessary to maintain its 2.0% general partner interest and has not transferred its incentive distribution rights and there are no arrearages on common units.

	Total Quarterly	Marginal Percentage Interest in Distributions
	Distributions per Unit	Unitholders	General Partner
Minimum Quarterly Distribution	$0.425	98%	2%
First Target Distribution	up to $0.4888	98%	2%
Second Target Distribution	above $0.4888 up to $0.5313	85%	15%
Third Target Distribution	above $0.5313 up to $0.6375	75%	25%
Thereafter	above $0.6375	50%	50%

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Cash Distributions

The Partnership has declared quarterly distributions per unit to unitholders of record, including holders of common and subordinated units and the 2% general partner interest held by the General Partner as follows (in millions, except distribution per unit):

	Distribution per		Amount Paid to	Amount Paid to	Amount Paid to
	Limited Partner		Common	Subordinated	General	Total
Payment Date	Unit		Unitholders	Unitholder	Partner	Distribution
May 15, 2013	$0.348	(1)	$5.2	$4.9	$0.2	$10.3
August 14, 2013	0.44		6.7	6.2	0.3	13.2
November 14, 2013	0.46		10.6	6.5	0.3	17.4

(1)        Prorated to reflect 72 days of quarterly cash distribution rate of $0.435 per unit.

The Partnership’s partnership agreement requires that, within 45 days after the end of each quarter, the Partnership distribute all of its available cash (as defined in the partnership agreement) to the partners of record on the applicable record date. Certain limited partners, including USA Compression Holdings, and Argonaut Private Equity and certain related parties, have elected to receive distributions in the form of additional common units in accordance with the Partnership’s DRIP. Such distributions, which are treated as non-cash transactions in the accompanying statements of cash flows, totaled $6.3 million, $8.1 million and $11.9 million for the first, second and third quarter of 2013, respectively.

On January 23, 2014, the Partnership announced a cash distribution of $0.48 per unit on its common units and subordinated units. The distribution was paid on February 14, 2014 to unitholders of record as of the close of business on February 4, 2014. USA Compression Holdings, the owner of 50.6% of the Partnership’s outstanding limited partner interests, and Argonaut Private Equity and certain related parties, the owners of 19.3% of the Partnership’s outstanding limited partner interests, elected to reinvest all of this distribution with respect to their units pursuant to the Partnership’s DRIP. Following the issuance of common units under the DRIP, USAC Compression Holdings owned 50.9% of the Partnership’s outstanding limited partner interests, and Argonaut Private Equity and the related parties participating in the DRIP, owned 19.4% of the Partnership’s outstanding limited partner interests.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Earnings Per Common and Subordinated Unit

The computations of earnings per common unit and subordinated unit are based on the weighted average number of common units and subordinated units, respectively, outstanding during the applicable period. The Partnership’s subordinated units meet the definition of a participating security; therefore, the Partnership is required to use the two-class method in the computation of earnings per unit. Basic earnings per common unit and subordinated unit are determined by dividing net income allocated to the common units and subordinated units, respectively, after deducting the amount allocated to the Partnership’s general partner (including distributions to the general partner on its IDRs), by the weighted average number of outstanding common units and subordinated units, respectively, during the period.

Pursuant to the partnership agreement, to the extent that the quarterly distributions exceed certain targets, the General Partner is entitled to receive certain incentive distributions that will result in more earnings proportionately being allocated to the General Partner than to the holders of common units and subordinated units. The Partnership’s earnings per unit calculations, which allocate 2% of earnings to the General Partner, assume that, while such distribution to the General Partner with respect to its 2% general partner interest was made, no incentive distributions were permitted to be, or were, made to the General Partner because quarterly distributions declared by the board of directors for the fourth quarter of 2013 did not exceed the specified targets.

(7)         Unit-Based Compensation

Class B Units

During 2011 and 2013, USA Compression Holdings, LLC issued to certain employees and members of its management, who provide services to the Partnership, Class B nonvoting units. These Class B units are liability-classified profits interest awards which have a service condition.

The holders of Class B units in USA Compression Holdings, LLC are entitled to a cash payment of 10% of net proceeds primarily from a monetization event, as defined under the provisions of the Amended and Restated Limited Liability Company Agreement of USA Compression Holdings, or the Holdings Operating Agreement, related to these Class B unit awards, in excess of USA Compression Holdings, LLC’s Class A unitholder’s capital contributions and an 8% cumulative annual dividend (both of which are due upon a monetization event) to the extent of vested units over total units of the respective class. Each holder of Class B units is then allocated their pro-rata share of the respective class of unit’s entitlement based on the number of units held over the total number of units in that class of units. The Class B units vest 25% on the first anniversary date of the grant date and then monthly for the next three years (at the rate of 1/48 per month) subject to certain continued employment. Half of the remaining vesting was achieved in connection with the Partnership’s IPO. The units have no expiry date provided the employee remains employed with USA Compression Holdings, LLC or one of its subsidiaries.

The Class B units vesting schedule consisted of the following at December 31 (in thousands, except unit amounts):

	Class B Interest Units
	Grant date fair value per unit	Vested	Unvested	Unit-based compensation expense
Balance of awards as of December 31, 2010		—	1,000,000
Issuance of profit interest units	$—	—	187,500
Vesting		250,000	(250,000)
Forfeitures		—	—
Balance of awards as of December 31, 2011		250,000	937,500
Expense recorded in 2011				$—
Issuance of profit interest units	$—	—	—
Vesting		320,313	(320,313)
Forfeitures		—	—
Balance of awards as of December 31, 2012		570,313	617,187
Expense recorded in 2012				$—
Issuance of profit interest units	$—	—	187,500
Vesting		531,250	(531,250)
Forfeitures		(62,500)	(62,500)
Balance of awards as of December 31, 2013		1,039,063	210,937
Expense recorded in 2013				$—

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Fair value of the Class B units is based on enterprise value calculated by a predetermined formula. As of December 31, 2013, there was no unit-based compensation expense or liability that has been recorded related to these Class B units.

The Partnership’s IPO constituted a qualified public offering for purposes of certain vesting provisions of the employee holder’s Class B Units, which resulted in 50% of certain employee’s unvested Class B Units vesting.  Any remaining unvested Class B Units generally (i) vest 25% percent on the first anniversary dated of the grant date and (ii) with respect to the remaining Class B Units, will vest monthly for the next three years (at the rate of 1/48 per month) subject to the employee’s continued employment on each applicable vesting date. If any employee holder’s employment is terminated by the Partnership’s general partner without cause or the employee resigns for good reason, the remaining unvested Class B Units will vest in full. As used in the Holdings Operating Agreement, “good reason” and “cause” have the meanings set forth in each employee’s employment agreement.

Long-Term Incentive Plan

In connection with the Partnership’s IPO, the Board adopted the USA Compression Partners, LP 2013 Long-Term Incentive Plan (“LTIP”) for employees, consultants and directors of the General Partner and any of its affiliates who perform services for the Partnership. The LTIP consists of unit options, unit appreciation rights, restricted units, phantom units, distribution equivalent rights, unit awards, profits interest units and other unit-based awards. The LTIP initially limits the number of common units that may be delivered pursuant to awards under the plan to 1,410,000 common units. Awards that are forfeited, cancelled, paid or otherwise terminate or expire without the actual delivery of units will be available for delivery pursuant to other awards. The LTIP is administered by the Board or a committee thereof.

During the year ended December 31, 2013, an aggregate of 269,521 phantom units (including the corresponding distribution equivalent rights) were granted under the LTIP to the General Partner’s executive officers and employees and independent directors. The phantom units (including the corresponding distribution equivalent rights) awarded are subject to restrictions on transferability, customary forfeiture provisions and time vesting provisions generally in which, for employees, one-third of each award vests on the first, second, and third anniversaries of the date of grant. Grants of phantom units to the independent directors of the General Partner generally vest in full on the one year anniversary of the grant date. Award recipients do not have all the rights of a unitholder in the partnership with respect to the phantom units until the units have vested.

The fair value of the phantom units awarded to the General Partner’s executive officers, employees and independent directors was $4.7 million, based on the market price per unit on the date of grant, less any forfeitures. This amount will be recognized as compensation cost on a straight-line basis over the requisite service period. The General Partner’s executive officers, employees and independent directors were granted these awards to incentivize them to help drive the Partnership’s future success and to share in the economic benefits of that success. The compensation costs associated with these awards are recorded as direct general and administrative expenses. During the year ended December 31, 2013, the Partnership recognized $1.3 million of compensation expense associated with these awards, net of expense related to forfeited units.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

The following table summarizes information regarding phantom unit awards for the periods presented:

	Number of Units	Weighted-Average Grant Date Fair Value per Unit(1)
Phantom units outstanding at December 31, 2012	—	$—
Granted	269,521	19.96
Vested	3,816	19.65
Forfeited	35,714	19.60
Phantom units outstanding at December 31, 2013	229,991	$20.02

(1)         Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

The unrecognized compensation cost associated with phantom unit awards was an aggregate $3.3 million at December 31, 2013. We expect to recognize the unrecognized compensation cost for these awards on a weighted-average basis over a period of 2.1 years.

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

(8)         Transactions with Related Parties

For the year ended December 31, 2013, the Partnership incurred $49,315 of expenses related to management fees under an agreement between USA Compression Holdings, LLC and certain of its affiliates, for services provided to the Partnership for the period from January 1, 2013 through January 17, 2013. For the years ended December 31, 2012 and 2011, the Partnership incurred $1.0 million of management fees under such agreement. After the completion of the Partnership’s initial public offering on January 18, 2013, the Partnership and its subsidiaries are no longer required to pay this management fee.

William Shea, Jr., who has served as a director of USA Compression GP, LLC since June 2011, is currently a director and the chief executive officer of the general partner of PVR Partners, L.P. (“PVR”). For the years ended December 31, 2013, 2012 and 2011, subsidiaries of PVR made compression services payments of approximately $3.0 million, $2.2 million and $1.3 million, respectively.

The Partnership provides compression services to affiliated entities controlled by Riverstone, who owns a majority of the membership interest in USA Compression Holdings. As of February 18, 2013, USA Compression Holdings owned and controlled the Partnership’s general partner and owned 50.9% of our limited partner interests. For the years ended December 31, 2013, 2012 and 2011, affiliated entities made compression services payments to the Partnership of approximately $0.5 million, $0.8 million and $40,613, respectively. The Partnership may provide compression services to additional entities controlled by Riverstone in the future, and any significant transactions will be disclosed.

(9)         Commitments and Contingencies

(a)         Operating Leases

Rent expense for office space, warehouse facilities and certain corporate equipment for the years ended December 31, 2013, 2012 and 2011 was $1.6 million, $1.1 million and $0.8 million, respectively. Commitments for future minimum lease payments for non-cancelable leases are as follows (in thousands):

2014	$1,083
2015	959
2016	852
2017	785
2018	632
Thereafter	611
$4,922

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

(b)         Operating Lease Facility

On August 4, 2009, the Partnership entered into an operating lease facility with Caterpillar Financial Services Corporation (“CFSC”), whereby the Partnership had the ability to lease compression equipment with an aggregate value of up to $45 million. The Partnership paid commitment and arrangement fees of $0.2 million. As part of the facility, the Partnership would pay 150 basis points, amended December 23, 2010 to 220 basis points, on the value of the equipment for each lease as funded. The facility was available for leases with inception dates up to and including June 30, 2011, subject to renewals at the discretion of CFSC, and mitigated the need to use available capacity under the existing senior debt facility. Each compressor leased under this facility had a lease term of one hundred twenty (120) months with a buyout option of 25% of cost which approximated fair value at the end of the lease term. At the end of the lease term, the Partnership also had an option to extend the lease term for an additional period of sixty (60) months at an adjusted rate equal to the fair market rate at the time. In the event the Partnership elected not to exercise the buyout or renewal option, the equipment was to be returned in a manner fit for use at the end of the lease term. In addition to the fair value buyout option at the end of the lease term, early buyout option provisions existed at month sixty (60) and at month eighty four (84) of the one hundred twenty (120) month lease term.

On December 15, 2011, the Partnership purchased all the compression units previously leased from CFSC for $43 million and terminated all the lease schedules and covenants under the facility. This purchase was funded by additional borrowings under the revolving credit facility. Lease expense under the terms of the facility for the year ended December 31, 2011 was $4.1 million. There are no commitments for future minimum lease payments as the lease schedules have been terminated.

(c)          Major Customers

The Partnership had revenue from one customer representing 14.3%, 14.5% and 15.9% of total revenue for the years ended December 31, 2013, 2012 and 2011, respectively.

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

	March 31, 2013	June 30, 2013	September 30, 2013 (2)	December 31, 2013
Revenue	$32,604	$33,310	$38,362	$48,642
Gross profit (1)	22,184	23,179	26,440	33,018
Net income	2,521	2,401	1,712	4,437
Income per common and subordinated unit — basic	$0.07	$0.08	$0.05	$0.12
Income per common unit — diluted	0.07	0.08	0.05	0.12

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenue	$27,124	$28,870	$31,021	$31,771
Gross profit	18,103	19,748	21,237	21,903
Net income	1,243	997	1,316	948
Net income allocated to general partner	12	10	13	10
Net income available for limited partners	1,231	987	1,303	938

(1)         Gross profit is defined as revenue less cost of operations, exclusive of depreciation and amortization expense.

(2)         During the third quarter of 2013, we completed the S&R Acquisition (see Note 3).

(11)  Subsequent Events

(a)         Shelf Registration

On February 3, 2014, the Partnership filed a Registration Statement on Form S-3, (Reg. No. 333-193724) (the “Shelf Registration Statement”). Under the Shelf Registration Statement, the Partnership registered the offer and sale of up to $1,000,000,000 aggregate principal amount of Partnership securities including, common units and other classes of units representing limited partner interests in the Partnership, debt securities and guarantees of debt securities. In addition, the Partnership registered up to 33,336,784 common units that may be sold from time to time by certain selling unitholders. The Partnership will use the net proceeds from any primary offering of securities consummated under the Shelf Registration Statement for general partnership purposes, including repayment of debt, acquisitions, capital expenditures and additions to working capital. The actual application of proceeds the Partnership receives from any particular primary offering of securities will be set forth in the applicable prospectus supplement to the prospectus included in the Shelf Registration Statement. The Partnership will not receive any of the proceeds from a sale of common units by the selling unitholders.

(b)         Phantom Units

On February 4, 2014, an aggregate of 9,087 phantom units (including the corresponding distribution equivalent rights) were granted under the LTIP to the independent directors of our general partner.  The phantom units (including the corresponding distribution equivalent rights) awarded are subject to restrictions on transferability, customary forfeiture provisions and will vest in full on February 15, 2015.