Form 10-Q
period 2014-03-31
USA Compression Partners, LP
filed 2014-05-07
CIK 1522727

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2014

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

As of May 5, 2014, there were 24,095,795 common units and 14,048,588 subordinated units outstanding.

i

PART I.  FINANCIAL INFORMATION

ITEM 1.                                                Financial Statements

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except for unit amounts)

(unaudited)

	March 31,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$7	$7
Accounts receivable:
Trade	22,703	20,079
Other	63	350
Inventory	12,522	9,940
Prepaid expenses	2,464	2,400
Total current assets	37,759	32,776
Property and equipment, net	929,105	852,966
Identifiable intangible asset-customer relationships	70,705	71,388
Identifiable intangible asset-trade names	13,572	13,728
Identifiable intangible asset-non-compete	769	825
Goodwill	208,055	208,055
Other assets	5,937	6,146
Total assets	$1,265,902	$1,185,884
Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$19,570	$34,629
Accrued liabilities	25,367	10,412
Deferred revenue	12,428	11,912
Total current liabilities	57,365	56,953
Long-term debt	503,559	420,933
Other liabilities	—	271
Partners’ capital:
Limited partner interest:
Common units, 24,034,938 and 23,561,780 units issued and outstanding, respectively	450,156	447,562
Subordinated units, 14,048,588 units issued and outstanding each period	240,270	245,592
General partner interest	14,552	14,573
Total partners’ capital	704,978	707,727
Total liabilities and partners’ capital	$1,265,902	$1,185,884

See accompanying notes to condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except unit amounts)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Contract operations	$49,344	$31,896
Parts and service	858	708
Total revenues	50,202	32,604

Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	17,717	10,420
Selling, general and administrative	8,469	4,895
Depreciation and amortization	16,220	11,678
Loss (gain) on sale of assets	229	(25)
Total costs and expenses	42,635	26,968
Operating income	7,567	5,636
Other income (expense):
Interest expense	(3,549)	(3,064)
Other	—	4
Total other expense	(3,549)	(3,060)
Net income before income tax expense	4,018	2,576
Income tax expense	103	55
Net income	$3,915	$2,521

Less:
Earnings allocated to general partner prior to initial public offering on January 18, 2013	$—	$5
Earnings available for limited partners prior to initial public offering on January 18, 2013	$—	$530
Net income subsequent to initial public offering on January 18, 2013	$3,915	$1,986

Net income subsequent to initial public offering allocated to:
General partner’s interest in net income	$85	$40
Limited partners’ interest in net income:
Common units	$2,409	$1,007
Subordinated units	$1,421	$939

Weighted average common units outstanding:
Basic	23,805,520	15,048,588
Diluted	23,907,259	15,048,588

Weighted average subordinated units outstanding:
Basic and diluted	14,048,588	14,048,588

Net income per common unit:
Basic	$0.10	$0.07
Diluted	$0.10	$0.07

Net income per subordinated unit:
Basic and diluted	$0.10	$0.07

Distributions paid per limited partner unit in respective periods	$0.48	$—

See accompanying notes to condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Partners’ Capital

Three Months Ended March 31, 2014

(In thousands)

(unaudited)

	Partners’ Capital					Total
	Common Units		Subordinated Units		General Partner	partners’
	Units	Amount	Units	Amount	Amount	capital
Partners’ capital, December 31, 2013	23,562	$447,562	14,049	$245,592	$14,573	$707,727
Vesting of phantom units	4	—	—	—	—	—
General partner contribution	—	—	—	—	262	262
Cash distributions and DERs	—	(11,424)	—	(6,743)	(368)	(18,535)
Proceeds from issuance of common units	469	12,637	—	—	—	12,637
Unit-based compensation	—	142	—	—	—	142
Modification of unit-based compensation	—	(1,170)	—	—	—	(1,170)
Net income	—	2,409	—	1,421	85	3,915
Partners’ capital, March 31, 2014	24,035	$450,156	14,049	$240,270	$14,552	$704,978

See accompanying notes to condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$3,915	$2,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,220	11,678
Amortization of debt issue costs, discount	582	453
Unit-based compensation expense	1,096	79
Net (gain) loss on sale of assets	229	(25)
Changes in assets and liabilities:
Accounts receivable and advances to employees	(2,337)	(1,650)
Inventory	(2,582)	(1,031)
Prepaids	(64)	(96)
Other noncurrent assets	(319)	3,842
Accounts payable	(8,079)	(7,359)
Accrued liabilities and deferred revenue	1,408	948
Net cash provided by operating activities	10,069	9,360
Cash flows from investing activities:
Capital expenditures	(86,759)	(23,355)
Proceeds from sale of property and equipment	21	44
Net cash used in investing activities	(86,738)	(23,311)
Cash flows from financing activities:
Proceeds from short-term and long-term debt	131,390	60,444
Payments on short-term and long-term debt	(48,764)	(227,112)
Net proceeds from issuance of common units	—	180,647
Cash distributions	(6,163)	—
General partner contribution	262	—
Financing costs	(56)	(28)
Net cash provided by financing activities	76,669	13,951
Increase in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of year	7	7
Cash and cash equivalents, end of year	$7	$7
Supplemental cash flow information:
Cash paid for interest	$2,859	$3,046
Cash paid for taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Organization and Summary of Significant Accounting Policies

(a)  Organization

USA Compression Partners, LP (the “Partnership”) is a publicly traded Delaware limited partnership formed to own and operate the business conducted by its subsidiaries. The common units representing limited partner interests in the Partnership (“Common Units”) are listed on the New York Stock Exchange (“NYSE”) under the symbol “USAC.” USA Compression GP, LLC, the general partner of the Partnership (the “General Partner”), is owned by USA Compression Holdings, LLC (“USA Compression Holdings”). Unless the context requires otherwise, references to “we,” “us,” “our,” or “the Partnership” are intended to mean the business and operations of USA Compression Partners, LP and its consolidated subsidiaries and references to the “General Partner” refer to the General Partner. References to “Riverstone” refer to Riverstone/Carlyle Global Energy and Power Fund IV, L.P., and affiliated entities, including Riverstone Holdings, LLC.

The Partnership, together with its wholly-owned subsidiaries USA Compression Partners, LLC (“Operating Subsidiary”) and Operating Subsidiary’s wholly-owned subsidiary USAC Leasing, LLC (“Leasing Subsidiary”) and USAC OpCo 2, LLC (“OPCO 2”) and OPCO 2’s wholly-owned subsidiary USAC Leasing 2, LLC (“Leasing 2” and together with Operating Subsidiary, Leasing Subsidiary and OPCO 2, the “Operating Subsidiaries”), primarily provides natural gas compression services under term contracts with customers in the oil and gas industry, using natural gas compressor packages that it designs, engineers, owns, operates and maintains. The condensed consolidated financial statements include the accounts of the Partnership and the Operating Subsidiaries and all intercompany balances and transactions have been eliminated in consolidation.

Our ownership is as follows:

	March 31, 2014
	USA Compression Holdings	Argonaut and Related Parties	Public	Total
General partner interest	2.0%	—	—	2.0%
Limited partner interest:
Common unitholders	13.7%	19.8%	28.3%	61.8%
Subordinated unitholders	36.2%	—	—	36.2%
Total	51.9%	19.8%	28.3%	100.0%

Partnership net income (loss) is allocated to the partners in proportion to their respective interest in the Partnership.

(b)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared on the same basis as the audited consolidated financial statements included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2013. In the opinion of the Partnership’s management, such financial information reflects all adjustments necessary for a fair presentation of the financial position as of March 31, 2014 and December 31, 2013, and the results of operations, changes in partners’ capital and changes in cash flows for the three months ended March 31, 2014 and 2013, respectively, in accordance with accounting principles generally accepted in the United States (“GAAP”). All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, these consolidated financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements for the year ended December 31, 2013 contained in our Annual Report on Form 10-K filed on February 20, 2014. As the closing of the Partnership’s initial public offering (“IPO”) occurred on January 18, 2013, the earnings and earnings per unit for the three months ended March 31, 2013 have been pro-rated to reflect earnings on a pre-IPO and post-IPO basis.

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

(d)  Intangible Assets

As of March 31, 2014, intangible assets, net consisted of the following (in thousands):

	Customer Relationships	Trade Names	Non-compete	Total
Balance at December 31, 2013	$71,388	$13,728	$825	$85,941
Amortization	(683)	(156)	(56)	(895)
Balance at March 31, 2014	$70,705	$13,572	$769	$85,046

Intangible assets are amortized on a straight line basis over their estimated useful lives, which is the period over which the assets are expected to contribute directly or indirectly to the Partnership’s future cash flows. As of March 31, 2014, the amortization periods of identifiable customer relationships and identifiable trade names vary between 20 and 30 years and the amortization period of identifiable non-compete is 4 years.

The Partnership assesses long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is assessed by comparing the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amounts exceed the fair value of the assets. The Partnership did not record any impairment of long-lived assets or intangible assets in the three months ended March 31, 2014 and recorded a $0.2 million impairment of long-lived assets for the year ended December 31, 2013.

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

Level 2 inputs are those other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 inputs are unobservable inputs for the asset or liability.

The Partnership’s financial instruments consist primarily of cash and cash equivalents, trade accounts receivable, trade accounts payable and notes payable. The book values of cash and cash equivalents, trade accounts receivable and trade accounts payable are representative of fair value due to their short term maturity. The carrying amounts of notes payable approximate fair value due to the variable interest rates charged on the outstanding notes payable.

(2)  Acquisitions

On August 30, 2013, the Partnership completed the acquisition of assets and certain liabilities related to the business of providing compression services to third parties engaged in the exploration, production, gathering, processing, transportation or distribution of oil and gas (the “S&R Acquisition”) in exchange for 7,425,261 Common Units, which were valued at $181.9 million at the time of issuance. The S&R Acquisition was consummated pursuant to the Contribution Agreement dated August 12, 2013 (the “Contribution Agreement”) with S&R Compression, LLC, (“S&R”) and Argonaut Private Equity, L.L.C. (“Argonaut”). The S&R Acquisition had an effective date (from a standpoint of revenues and selected costs) of June 30, 2013. In connection with the S&R Acquisition, Argonaut and certain related parties agreed to participate in the Partnership’s Distribution Reinvestment Plan (the “DRIP”) through the distribution relating to the quarter ended June 30, 2014, provided that USA Compression Holdings continues to participate in the DRIP through that same period. The effective purchase price of $178.5 million reflects customary effective-date adjustments such as a $3.4 million purchase price adjustment due to working capital changes from the effective date to the closing date.

There were no adjustments during the three months ended March 31, 2014 to the S&R Acquisition purchase accounting disclosed in the Partnership’s year ended December 31, 2013 Form 10-K. Expenses associated with acquisition activities and transaction activities related to the S&R Acquisition for the three months ended March 31, 2014 and the year ended December 31, 2013 were $0.05 million and $2.1 million, respectively, and are included in selling, general and administrative expenses (“SG&A”).

Revenue, Net Income and Pro Forma Financial Information — Unaudited

The S&R Acquisition was not included in the Partnership’s consolidated results until the closing date of August 30, 2013. For the three months ended March 31, 2014, the S&R Acquisition accounted for $12.6 million of revenue, $4.5 million of direct operating expenses and $2.9 million of depreciation and amortization, resulting in $5.2 million of net income. The net income attributable to these assets does not reflect certain expenses, such as SG&A and interest expense; therefore, this information is not intended to report results as if these operations were managed on a stand-alone basis.

The unaudited pro forma financial information was prepared assuming the S&R Acquisition occurred on January 1, 2013. The financial information was derived from the Partnership’s unaudited historical condensed consolidated financial statements for the three months ended March 31, 2013 and S&R’s unaudited interim financial statements for the three months ended March 31, 2013.

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

Three months ended March, 31
2013(1)
Total revenues	$40,525
Net income	$4,327
Net income allocated to:
General partner’s interest in net income	87
Common units interest in net income	2,609
Subordinated units interest in net income	1,631
Basic and diluted net income per common unit:	$0.12
Basic and diluted net income per subordinated unit:	$0.12

(1)         The Partnership did not complete its initial public offering until January 18, 2013.

In preparing the pro forma financial information, certain information was derived from financial records and certain information was estimated. The sources of information and significant assumptions are described below:

(a)         Revenues and direct operating expenses for S&R were derived from the historical financial records of S&R. Incremental revenue related to the S&R Acquisition was $7.9 million for the three months ended March 31, 2013. Incremental operating costs related to the S&R Acquisition were $3.7 million for the three months ended March 31, 2013.

(b)         Depreciation and amortization was estimated using the straight-line method and reflects the incremental depreciation and amortization expense incurred due to adding the compression assets and intangible fair value assets acquired from S&R. Incremental depreciation and amortization was estimated at $2.4 million for the three months ended March 31, 2013.

(c)          The S&R Acquisition was financed solely with common units issued as consideration for the acquired assets and liabilities.

(d)         The capital contribution made by the General Partner to maintain its 2% general partner interest in the Partnership in connection with the issuance of common units in the S&R Acquisition was used to pay down the Partnership’s revolving credit facility resulting in a reduction of interest expense. Incremental interest expense reduction was estimated at $0.05 million for the three months ended March 31, 2013.

(3)  Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts of $0.3 million and $0.2 million at March 31, 2014 and December 31, 2013, respectively, is the Partnership’s best estimate of the amount of probable credit losses in the Partnership’s existing accounts receivable. The Partnership determines the allowance based upon historical write-off experience and the specific circumstances. The Partnership does not have any off-balance-sheet credit exposure related to its customers.

(4)  Property and Equipment

Property and equipment consisted of the following at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Compression equipment	$1,038,722	$950,823
Furniture and fixtures	692	706
Automobiles and vehicles	13,770	12,476
Computer equipment	7,837	5,636
Leasehold improvements	116	116
Total	1,061,137	969,757
Less accumulated depreciation and amortization	(132,032)	(116,791)
Total	$929,105	$852,966

We recognized $15.3 million and $10.9 million of depreciation expense on property, plant and equipment for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014 and December 31, 2013, there were $4.7 million and $15.8 million, respectively, of property and equipment purchases in accounts payable and accrued liabilities.

(5)  Long-Term Debt

The long-term debt of the Partnership, of which there is no current portion, consisted of the following at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Senior debt	$503,559	$420,933

On June 1, 2012, the Partnership entered into the third amendment to the credit agreement whereby the aggregate commitment under the facility increased from $500 million to $600 million. In addition, on June 1, 2012, the Partnership entered into the Fourth Amended and Restated Credit Agreement in order to provide a more appropriate covenant structure for a public company than was the prior credit agreement, including a reduction of the applicable margin for LIBOR loans to a range of 175 to 250 basis points above LIBOR, depending on the Partnership’s leverage ratio. This amended and restated credit agreement went effective on January 18, 2013, the closing date of the Partnership’s initial public offering, continued to be secured by a first priority lien against our assets and had a scheduled maturity of October 5, 2015. On December 10, 2012, the Partnership amended the Fourth Amended and Restated Credit Agreement to extend the periods during which the maximum funded debt to EBITDA ratio thresholds would apply.

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

The Fifth Amended and Restated Credit Agreement permits us to make distributions of available cash to unitholders so long as (a) no default under the facility has occurred, is continuing or would result from the distribution, (b) immediately prior to and after giving effect to such distribution, the Partnership is in compliance with the facility’s financial covenants and (c) immediately after giving effect to such distribution, the Partnership has availability under the revolving credit facility of at least $20 million. In addition, the Fifth Amended and Restated Credit Agreement contains various covenants that may limit, among other things, the Partnership’s ability to (subject to exceptions):

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

As of March 31, 2014 and December 31, 2013, the Partnership was in compliance with all of its covenants under the Fifth Amended and Restated Credit Agreement.

At March 31, 2014, subject to financial covenants, borrowing availability was $226.7 million. The borrowing base consists of eligible accounts receivable, inventory and compression units. The largest component, representing 95% and 96% of the borrowing base at March 31, 2014 and December 31, 2013, respectively, was eligible compression units; compressor packages that are leased, rented or under service contracts to customers and carried in the financial statements as fixed assets.

In the event that Operating Subsidiary, Leasing Subsidiary, Leasing 2 or OPCO 2, each of which is a wholly-owned subsidiary of the Partnership, guarantees any series of the debt securities as described in the Partnership’s registration statement filed on Form S-3 (Reg. No. 333-193724), such guarantees will be full and unconditional and made on a joint and several basis for the benefit of each holder and the Trustee. However, such guarantees are subject to release, subject to certain limitations, as follows (i) upon the sale, exchange or transfer, whether by way of a merger or otherwise, to any Person that is not an Affiliate of the Partnership, of all the Partnership’s direct or indirect limited partnership or other equity interest in such Subsidiary Guarantor; or (ii) upon the Issuers’ delivery of a written notice to the Trustee of the release or discharge of all guarantees by such Subsidiary Guarantor of any Debt of the Issuers other than obligations arising under this Indenture and any Debt Securities issued hereunder, except a discharge or release by or as a result of payment under such guarantees (as such capitalized terms are defined in the Form of Indenture filed as exhibit 4.1 to the registration statement on Form S-3 (Reg. No. 333-193724)).

(6)  Partner’s Capital

As of May 5, 2014, USA Compression Holdings held 5,337,977 common units and 14,048,588 subordinated units and controlled USA Compression GP, LLC, which held a 2% general partner interest and the incentive distribution rights (“IDRs”). See the Condensed Consolidated Statement of Changes in Partners’ Capital.

Subordinated Units

All of the subordinated units are held by USA Compression Holdings. The Partnership Agreement provides that, during the subordination period, the common units have the right to receive distributions of Available Cash from Operating Surplus (each as defined in the Partnership Agreement) each quarter in an amount equal to $0.425 per common unit (the “Minimum Quarterly Distribution”), plus any arrearages in the payment of the Minimum Quarterly Distribution from Operating Surplus on the common units from prior quarters, before any distributions of Available Cash from Operating Surplus may be made on the subordinated units. These units are deemed “subordinated” because for a period of time, referred to as the subordination period, the subordinated units will not be entitled to receive any distributions from Operating Surplus until the common units have received the Minimum Quarterly Distribution plus any arrearages from prior quarters. The practical effect of the subordinated units is to increase the likelihood that during the subordination period there will be Available Cash from Operating Surplus to be distributed on the common units. The subordination period will end on the first business day after the Partnership has earned and paid at least (i) $1.70 (the Minimum Quarterly Distribution on an annualized basis) on each outstanding unit and the corresponding distribution on the General Partner’s 2.0% interest for each of three consecutive, non-overlapping four-quarter periods ending on or after December 31, 2015 or (ii) $2.55 (150.0% of the annualized Minimum Quarterly Distribution) on each outstanding unit and the corresponding distributions on the General Partner’s 2.0% interest and the related distribution on the incentive distribution rights for the four-quarter period immediately preceding that date. When the subordination period ends, all subordinated units will convert into common units on a one-for-one basis, and all common units thereafter will no longer be entitled to arrearages.

Cash Distributions

The Partnership has declared quarterly distributions per unit to unitholders of record, including holders of common and subordinated units and the 2% general partner interest held by the General Partner as follows (in millions, except distribution per unit):

	Distribution per		Amount Paid to	Amount Paid to	Amount Paid to
	Limited Partner		Common	Subordinated	General	Total
Payment Date	Unit		Unitholders	Unitholder	Partner	Distribution
May 15, 2013	$0.348	(1)	$5.2	$4.9	$0.2	$10.3
August 14, 2013	0.44		6.7	6.2	0.3	13.2
November 14, 2013	0.46		10.6	6.5	0.3	17.4
February 14, 2014	0.48		11.3	6.7	0.4	18.4

(1)        Prorated to reflect 72 days of quarterly cash distribution rate of $0.435 per unit.

The Partnership Agreement requires that, within 45 days after the end of each quarter, the Partnership distribute all of its Available Cash to the partners of record on the applicable record date. Certain limited partners, including USA Compression Holdings, and Argonaut and certain of its related parties, have elected to receive distributions in the form of additional common units in accordance with the DRIP. Distributions to these holders relating to the fourth quarter of 2013, which were paid during the first quarter of 2014, were reinvested pursuant to the DRIP. Such distributions totaled $12.6 million and are treated as non-cash transactions in the accompanying Statements of Cash Flows for the three months ended March 31, 2014.

On April 24, 2014, the Partnership announced a cash distribution of $0.49 per unit on its common and subordinated units. The distribution will be paid on May 15, 2014 to unitholders of record as of the close of business on May 5, 2014. USA Compression Holdings, the owner of 50.8% of the Partnership’s outstanding limited partner interests, and Argonaut and certain of its related parties, the owners of 19.4% of the Partnership’s outstanding limited partner interests, have elected to reinvest all of this distribution with respect to their units pursuant to the Partnership’s DRIP.

Earnings Per Common and Subordinated Unit

The computations of earnings per common unit and subordinated unit are based on the weighted average number of common units and subordinated units, respectively, outstanding during the applicable period. The Partnership’s subordinated units meet the definition of a participating security as defined by the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 260 Earnings Per Share; therefore, the Partnership is required to use the two-class method in the computation of earnings per unit. Basic earnings per common unit and subordinated unit are determined by dividing net income allocated to the common units and subordinated units, respectively, after deducting the amount allocated to the General Partner (including distributions to the General Partner on its IDRs), by the weighted average number of outstanding common units and subordinated units, respectively, during the period. Diluted earnings per unit are computed using the treasury stock method, which considers the potential issuance of limited partner units associated with the LTIP.

Pursuant to the Partnership Agreement, to the extent that the quarterly distributions exceed certain targets, the General Partner, as the owner of the IDRs, is entitled to receive certain incentive distributions that will result in more earnings proportionately being allocated to the General Partner than to the holders of common units and subordinated units. The Partnership’s earnings per unit calculations allocate 2% of earnings to the General Partner plus the increasing distributions allocated to the General Partner relating to the IDRs.

Incentive Distribution Rights

The General Partner holds the IDRs. The following table illustrates the percentage allocations of available cash from operating surplus between the unitholders and the General Partner based on the specified target distribution levels. The amounts set forth under “Marginal percentage interest in distributions” are the percentage interests of the General Partner and the unitholders in any available cash from operating surplus the Partnership distributes up to and including the corresponding amount in the column “Total quarterly distribution per unit.” The percentage interests shown for our unitholders and the General Partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below for the General Partner include its 2.0% general partner interest, and assume (i) the General Partner has contributed any additional capital necessary to maintain its 2.0% general partner interest and has not transferred its IDRs  and (ii) there are no arrearages.

		Marginal percentage interest
	Total quarterly	in distributions
	distribution per unit	Unitholders	General partner
Minimum Quarterly Distribution	$0.425	98%	2%
First Target Distribution	up to $0.4888	98%	2%
Second Target Distribution	above $0.4888 up to $0.5313	85%	15%
Third Target Distribution	above $0.5313 up to $0.6375	75%	25%
Thereafter	above $0.6375	50%	50%

(7)  Unit-based Compensation

Long-Term Incentive Plan

In connection with the Partnership’s IPO, the Board adopted the USA Compression Partners, LP 2013 Long-Term Incentive Plan (the “LTIP”) for employees, consultants and directors of the General Partner and any of its affiliates who perform services for the Partnership. The LTIP consists of unit options, unit appreciation rights, restricted units, phantom units, distribution equivalent rights, unit awards, profits interest units and other unit-based awards. The LTIP initially limits the number of common units that may be delivered pursuant to awards under the plan to 1,410,000 common units. Awards that are forfeited, cancelled, paid or otherwise terminate or expire without the actual delivery of units will be available for delivery pursuant to other awards. The LTIP is administered by the Board or a committee thereof.

During the three months ended March 31, 2014, the Board approved a modification to the phantom unit awards that were granted pursuant to the LTIP during the 2013 fiscal year. The modification provided employees with an option of settling a portion of their award in cash and a portion in units.  The amount that can be settled in cash is in excess of the employee’s minimum statutory tax-withholding rate.  ASC Topic 718, Compensation-Stock Compensation, requires the entire amount of an award with such features to be accounted for as a liability.  Liability accounting requires the Partnership to re-measure the fair value of the award at each financial statement date until the award is vested or cancelled.  During the requisite service period, compensation cost is recognized using the proportionate amount of the award’s fair value that has been earned through service to date.

During the quarter ending March 31, 2014, the Partnership recorded an additional $0.5 million in unit-based compensation expense and re-classed $1.2 million from limited partner interest to accrued liabilities as a result of the above-described modification.

(8)  Transactions with Related Parties

For the three months ended March 31, 2013, the Partnership incurred $0.05 million of expenses related to a management fee under an agreement between USA Compression Holdings, LLC and certain of its affiliates. No management fees were incurred during the three months ended March 31, 2014.

William Shea, who has served as a director of USA Compression GP, LLC since June 2011, also served as a director and the chief executive officer of the general partner of PVR Partners, L.P. (“PVR”) from March 2010. On March 21, 2014, PVR merged with and into Regency Energy Partners LP, a Delaware limited partnership (“Regency”), with Regency as the surviving limited partnership (the “Merger”). As a result of the Merger, the separate limited partnership existence of PVR ceased, and Regency continued its existence as the surviving limited partnership. For the three months ended March 31, 2014 and 2013, subsidiaries of PVR made compression services payments to us of approximately $0.6 million and $0.7 million, respectively.

The Partnership provides compression services to entities controlled by Riverstone, who owned a majority of the membership interest in USA Compression Holdings, which owned and controlled the General Partner and owned 50.8% of our limited partner interests, as of May 5, 2014. For the three months ended March 31, 2014 and 2013, such controlled entities made compression service payments to the Partnership of approximately $0.1 million and $0.2 million, respectively. The Partnership may provide compression services to additional entities controlled by Riverstone in the future; and any significant transactions will be disclosed.

(9)  Commitments and Contingencies

(a)  Operating Leases

Rent expense for office space, warehouse facilities and certain corporate equipment for the three months ended March 31, 2014 and 2013 was $0.5 million and $0.4 million, respectively. Commitments for future minimum lease payments on noncancelable leases as of March 31, 2014 are as follows (in thousands):

2014	$1,369
2015	1,206
2016	1,086
2017	1,005
2018	904
Thereafter	578
$6,148

(b)  Major Customers

The Partnership had revenue from one customer representing 12.4% and 14.4% of total revenue for the three months ended March 31, 2014 and 2013, respectively.

(c)  Litigation

The Partnership and its subsidiaries may be involved in various legal or governmental proceedings and litigation arising in the ordinary course of business. In management’s opinion, the resolution of such matters is not expected to have a material adverse effect on the Partnership’s consolidated financial position, results of operations or cash flows.

(d)  Equipment Purchase Commitments

The Partnership’s future capital commitments are comprised of binding commitments under purchase orders for new compression units ordered but not received. The commitments as of March 31, 2014 were approximately $169.2 million, all of which are expected to be settled within the next twelve months.

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

Known material factors that could cause our actual results to differ from those in these forward-looking statements are described in Part II, Item 1A (“Risk Factors”) of this report. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:

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

•                  operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;

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

Overview

We are a growth-oriented Delaware limited partnership, and, based on management’s significant experience in the industry, we believe that we are one of the largest independent providers of compression services in the U.S. in terms of total compression unit horsepower. We partner with a broad customer base composed of producers, processors, gatherers and transporters of natural gas and oil producers. Our focus is to provide compression services to infrastructure applications primarily in high volume gathering systems, processing facilities and transportation applications.

General Trends and Outlook

We have generally experienced stable rates since 2011 through the three months ending March 31, 2014.  We have experienced some pricing pressure on certain of our midstream compression units, and expect that to continue through the remainder of 2014. In our gas lift fleet, we have continued to experience strong market demand and, as a result, attractive pricing. We intend to grow the number of midstream and gas lift horsepower units in our fleet. While midstream horsepower units in general allow us to generate higher gross operating margins than gas lift units, they also generate lower average monthly revenue per revenue generating horsepower.

Our ability to increase our revenues is dependent in large part on our ability to add new revenue generating compression units to our fleet and increase the utilization of idle compression units. For the year ending December 31, 2014, we expect to purchase approximately 300,000 horsepower of new compression unit equipment, 280,000 horsepower of which has already been ordered. Revenue generating horsepower increased by 37.0% from March 31, 2013 to March 31, 2014. We continue to have utilization rates of our fleet in excess of 90%. The average revenue generating horsepower increased by 36.6% from the three months ended March 31, 2013 to the three months ended March 31, 2014. We believe the activity levels in the U.S. will continue to increase, particularly in shale plays. According to the Annual Energy Outlook 2013 prepared by the Energy Information Agency (“EIA”), natural gas production from shale formations is expected to increase from 34% of total U.S. natural gas production in 2011 to 50% of total U.S. natural gas production in 2040. In addition, the EIA forecasts in its 2013 Outlook that total domestic crude oil production will increase by 33% from 2011 to 2019, and more importantly, forecasts tight oil production to increase by 128% over the same time period. We anticipate this activity will result in higher demand for our compression services, which we believe should result in increasing revenues. However, the expected increase in overall natural gas activity and demand for our compression services may not occur for a variety of reasons. Please read “Disclosure Regarding Forward-Looking Statements”.

Operating Highlights

The following table summarizes certain horsepower and horsepower utilization percentages for the periods presented.

	Three Months Ended
	March 31, 2014	December 31, 2013	March 31, 2013
Fleet horsepower (at period end)(1)	1,272,299	1,202,374	942,642
Revenue generating horsepower (at period end)(2)	1,107,218	1,070,457	807,988
Average revenue generating horsepower(3)	1,094,677	1,058,213	801,574
Revenue generating compression units (at period end)	2,205	2,137	985
Horsepower utilization(4):
At period end	94.4%	94.1%	93.3%
Average for the period(5)	94.0%	94.2%	92.4%

(1)         Fleet horsepower is horsepower for compression units that have been delivered to us (and excludes units on order). As of March 31, 2014, approximately 73,000 horsepower had been delivered and approximately 66,000 horsepower is expected to be delivered between April 2014 and June 2014, approximately 84,000 horsepower is expected to be delivered between July 2014 and September 2014, and approximately 57,000 horsepower is expected to be delivered between October 2014 and December 2014, totaling 280,000 horsepower delivered during 2014 or on order currently.

(2)         Revenue generating horsepower is horsepower under contract for which we are billing a customer.

(3)         Calculated as the average of the month-end horsepower per revenue generating horsepower for each of the months in the period.

(4)         Horsepower utilization is calculated as (i)(a) revenue generating horsepower plus (b) horsepower in our fleet that is under contract, but is not yet generating revenue plus (c) horsepower not yet in our fleet that is under contract and not yet generating revenue and that is subject to a purchase order, divided by (ii) total available horsepower less idle horsepower that is under repair. Horsepower utilization based on revenue generating horsepower and fleet horsepower at each applicable period end was 87.0%, 89.0% and 85.7% for the quarters ended March 31, 2014, December 31, 2013 and March 31, 2013, respectively.

(5)         Calculated as the average utilization for the months in the period based on utilization at the end of each month in the period. Average horsepower utilization based on revenue generating horsepower and fleet horsepower for each applicable period was 87.8%, 89.0% and 86.1% for the quarters ended March 31, 2014, December 31, 2013 and March 31, 2013, respectively.

The following table summarizes other financial data for the periods presented.

	Three Months Ended
	March 31,		Percent
Other Financial Data:	2014	2013	Change
	(in thousands)
Gross operating margin(1)	$32,485	$22,184	46.4%
Adjusted EBITDA(2)	$25,192	$17,445	44.4%
Gross operating margin percentage(3)	64.7%	68.0%	(4.9)%
Adjusted EBITDA percentage(3)	50.2%	53.5%	(6.2)%

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

The following table reconciles gross operating margin to operating income, its most directly comparable GAAP financial measure, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenues:
Contract operations	$49,344	$31,896
Parts and service	858	708
Total revenues	50,202	32,604
Cost of operations, exclusive of depreciation and amortization	17,717	10,420
Gross operating margin	32,485	22,184
Other operating and administrative costs and expenses:
Selling, general and administrative	8,469	4,895
Depreciation and amortization	16,220	11,678
(Gain) loss on sale of assets	229	(25)
Total other operating and administrative costs and expenses	24,918	16,548
Operating income	$7,567	$5,636

(2)  For a reconciliation of Adjusted EBITDA, a non-GAAP financial measure, to net income and cash flows from operating activities, its most directly comparable GAAP financial measures, see “Non-GAAP Financial Measures.”

(3)  Gross operating margin percentage and Adjusted EBITDA percentage are calculated as a percentage of revenue.

Gross operating margin, as a percentage of total revenues, decreased to 64.7% for the three months ended March 31, 2014 from 68.0% for the three months ended March 31, 2013. The decrease in gross operating margin, as a percentage of total revenues, was partially attributable to our gas lift compression units that have lower gross operating margins than our large horsepower midstream assets. Also contributing to the decrease was the timing of certain operating expenses in our midstream compression units in the first quarter of 2014.

The increase in cost of operations is attributable to (1) $1.6 million of higher lubrication oil expenses due to a 106.4% increase in gallons consumed, (2) a $2.6 million increase due to labor and salaries, (3) a $1.3 million increase in parts for maintenance expense, (4) a $0.4 million increase related to vehicle tools and gasoline, (5) a $0.4 million increase due to higher property and other taxes and (6) a $0.1 million increase due to higher retail service expenses. These factors are primarily attributable to the increase in our fleet size due to organic growth and of operations related to the assets acquired in the S&R Acquisition.

The increase in total revenues is attributable to an increase in average revenue generating horsepower from 801,574 for the three months ended March 31, 2013 to 1,094,677 for the three months ended March 31, 2014, an increase of 36.6%, primarily due to growth in our midstream compression units along with the addition of assets in connection with the S&R Acquisition, as well as the higher rate charged on our gas lift assets. Average revenue per revenue generating horsepower per month increased from $13.59 for the three months ended March 31, 2013 to $15.30 for the three months ended March 31, 2014, an increase of 12.6%, primarily due to higher revenue per horsepower per month from the gas lift compression units that were acquired in the S&R Acquisition. Revenue generating horsepower was 1,107,218 at March 31, 2014 compared to 807,988 at March 31, 2013, a 37.0% increase, primarily due to growth in our midstream compression units along with the S&R Acquisition.

Financial Results of Operations

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended
	March 31,		Percent
	2014	2013	Change
Revenues:
Contract operations	$49,344	$31,896	54.7%
Parts and service	858	708	21.2%
Total revenues	50,202	32,604	54.0%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	17,717	10,420	70.0%
Selling, general and administrative	8,469	4,895	73.0%
Depreciation and amortization	16,220	11,678	38.9%
(Gain) loss on sale of assets	229	(25)	—
Total costs and expenses	42,635	26,968	58.1%
Operating income	7,567	5,636	34.3%
Other income (expense):
Interest expense	(3,549)	(3,064)	15.8%
Other	—	4	—
Total other expense	(3,549)	(3,060)	16.0%
Income before income tax expense	4,018	2,576	56.0%
Income tax expense	103	55	87.3%
Net income	$3,915	$2,521	55.3%

Contract operations revenue. Contract operations revenue was $49.3 million for the three months ended March 31, 2014 compared to $31.9 million for the three months ended March 31, 2013, an increase of 54.7%, primarily due to an increase in average revenue generating horsepower and an increase in average revenue per revenue generating horsepower.  Average revenue generating horsepower increased from 801,574 for the three months ended March 31, 2013 to 1,094,677 for the three months ended March 31, 2014, an increase of 36.6%, primarily due to growth in our midstream compression units along with the addition of assets in connection with the S&R Acquisition. Average revenue per revenue generating horsepower per month increased from $13.59 for the three months ended March 31, 2013 to $15.30 for the three months ended March 31, 2014, an increase of 12.6%, primarily due to higher revenue per horsepower per month from the gas lift compression units that were acquired in the S&R Acquisition. Revenue generating horsepower was 1,107,218 at March 31, 2014 compared to 807,988 at March 31, 2013, a 37.0% increase, primarily due to growth in our midstream compression units along with the S&R Acquisition.

Parts and service revenue. Parts and service revenue was $0.9 million for the three months ended March 31, 2014 compared to $0.7 million during the three months ended March 31, 2013, a 21.2% increase.

Cost of operations, exclusive of depreciation and amortization. Cost of operations was $17.7 million for the three months ended March 31, 2014 compared to $10.4 million for the three months ended March 31, 2013, an increase of 70.0%. The increase is primarily attributable to the increase in our fleet size, as well as certain other factors described below. The individual expenses increasing as a result of our fleet size include (1) a $1.6 million increase in lubrication oil expenses, attributable to a 106.4% increase in gallons consumed, primarily due to the timing of certain deliveries, (2) $2.6 million due to labor and salaries, (3) $1.3 million of parts for maintenance expense, (4) $0.4 million related to vehicle tools and gasoline, (5) a $0.4 million increase due to higher property and other taxes and (6) $0.1 million due to higher retail service expenses. These increases are primarily attributable to the increase in our fleet size due to organic growth and of operations related to the assets acquired in the S&R Acquisition. The cost of operations was 35.3% of revenue for the three months ended March 31, 2014 as compared to 32.0% for the three months ended March 31, 2013.

Selling, general and administrative expense. Selling, general and administrative expense was $8.5 million for the three months ended March 31, 2014 compared to $4.9 million for the three months ended March 31, 2013, an increase of 73.0%. Approximately $1.7 million of the increase in selling, general and administrative expense is related to a rise in salaries and benefits due to an increase in headcount to support the continued growth of the business, including the growth resulting from the S&R Acquisition as well as to support our operations as a public company.   Other significant increases include (1) a $1.0 million increase due to unit-based compensation expense, (2) a $0.3 million increase due to increased third-party professional fees and (3) a $0.3 million increase of outside services expense, all of which are attributable to increased employee headcount and support services. Selling, general and administrative expense represented 16.9% and 14.8% of revenue for the three months ended March 31, 2014 and 2013, respectively.

Depreciation and amortization expense. Depreciation and amortization expense was $16.2 million for the three months ended March 31, 2014 compared to $11.7 million for the three months ended March 31, 2013, an increase of 38.9%. The increase is related to an increase in property, plant and equipment, including the S&R Acquisition, of 48.1% over these periods.

Interest expense. Interest expense was $3.5 million for the three months ended March 31, 2014 compared to $3.1 million for the three months ended March 31, 2013, an increase of 15.8%. Included in interest expense is amortization of deferred loan costs of $0.6 million and $0.5 million for the three months ended March 31, 2014 and 2013, respectively. Average borrowings outstanding under our revolving credit facility were $468.5 million for the three months ended March 31, 2014 compared to $363.0 million for the three months ended March 31, 2013. Interest expense for both periods was related to borrowings under our revolving credit facility. Our revolving credit facility had an interest rate of 2.15% and 2.45% at March 31, 2014 and 2013, respectively, and an average interest rate of 2.16% and 2.46% at March 31, 2014 and 2013, respectively.

Income tax expense. We incurred approximately $103,000 and $55,000 in franchise tax for the three months ended March 31, 2014 and 2013, respectively, as a result of the Texas franchise tax.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and amounts available under our revolving credit facility.  Our primary uses of cash have been for our operating expenses, capital expenditures and cash distributions to unitholders.   Our primary uses of cash have been for our operating expenses, capital expenditures and cash distributions to unitholders.  Depending on market conditions, in the future we may access the public or private capital markets to finance various partnership activities including reducing outstanding borrowings on our revolving credit facility and acquiring businesses or assets.

The following table summarizes our sources and uses of cash for the three months ended March 31, 2014 and 2013 as of the end of the periods presented (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$10,069	$9,360
Net cash used in investing activities	(86,738)	(23,311)
Net cash provided by financing activities	76,669	13,951

Net cash provided by operating activities. Net cash provided by operating activities increased to $10.1 million for the three months ended March 31, 2014, from $9.4 million for the three months ended March 31, 2013. The increase relates primarily to a higher operating margin offset by higher selling, general and administrative expenses and higher inventory purchases.

Net cash used in investing activities. Net cash used in investing activities increased to $86.7 million for the three months ended March 31, 2014, from $23.3 million for the three months ended March 31, 2013. The increase relates primarily to higher purchases of new compression units and related equipment in response to increasing demand.

Net cash provided by financing activities. Net cash provided by financing activities was $76.7 million for the three months ended March 31, 2014, compared to net cash provided by financing activities of $14.0 million for the three months ended March 31, 2013. The increase is primarily due to higher net borrowings to support our purchases of new compression unit equipment. Offsetting the increase is the $6.2 million distribution payment during the three months ended 2014 with respect to the fourth quarter of 2013; there was no such payment in the comparable period in 2013.

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

We expect that our maintenance capital expenditure requirements will continue to increase as the overall size and age of our fleet increases. Our aggregate maintenance capital expenditures for the three months ended March 31, 2014 and 2013 were $5.3 million and $3.1 million, respectively.

Given our growth objective, we anticipate that we will continue to make significant expansion capital expenditures. Our expansion capital expenditures for the three months ended March 31, 2014 and 2013 were $81.5 million and $20.3 million, respectively.

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

As of March 31, 2014, we were in compliance with all of the covenants under the Fifth Amended and Restated Credit Agreement.

Distribution Reinvestment Plan

On April 28, 2014, we filed a registration statement on Form S-3 (Reg. No. 333-195526) with the SEC to register the issuance of up to 6,100,000 of our common units in connection with a distribution reinvestment plan (“DRIP”), which became effective immediately upon filing. This registration statement replaces the registration statement on Form S-1 (Reg. No. 333-180551), which initially became effective on January 30, 2013, and pursuant to which we issued 1,552,749 common units in the DRIP.  The DRIP provides our common unitholders a means by which they can increase the number of common units they own by reinvesting the quarterly distributions they would otherwise receive in cash, into the purchase of additional common units.  As of May 5, 2014, 1,552,749 common units had been issued under this registration statement.

Total Contractual Cash Obligations

The following table summarizes our total contractual cash obligations as of March 31, 2014 (in thousands):

	Payments Due by Period
	Total	1 year	2 - 3 years	4 - 5 years	More than 5 years
Contractual Obligations
Long-term debt(1)	$503,559	$—	$—	$503,559	$—
Interest on long-term debt obligations(2)	50,930	10,827	21,653	18,450	—
Equipment/capital purchases(3)	169,221	169,221	—	—	—
Operating lease obligations(4)	6,148	1,369	2,292	1,909	578
Total contractual cash obligations	$729,858	$181,417	$23,945	$523,918	$578

(1)         Represents future principal repayments under our revolving credit facility.

(2)         Represents future interest payments under our revolving credit facility based on the interest rate at March 31, 2014 of 2.15%.

(3)         Represents commitments for new compression units that are being fabricated.

(4)         Represents commitments for future minimum lease payments for noncancelable leases.

Non-GAAP Financial Measures

We define Adjusted EBITDA as our net income before interest expense, income taxes, depreciation and amortization expense, unit-based compensation expense, gain (loss) on sale of assets, management fees and transaction expenses related to the S&R Acquisition. We view Adjusted EBITDA as one of our primary assessment measures, and we track this item on a monthly basis both as an absolute amount and as a percentage of revenue compared to the prior month, year-to-date and prior year and to budget. Adjusted EBITDA is used as a supplemental financial measure by our management and external users of our financial statements, such as investors and commercial banks, to assess:

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

Adjusted EBITDA does not include interest expense, income taxes, depreciation and amortization expense, unit-based compensation expense, gain (loss) on sale of assets, management fees and transaction expenses related to the S&R Acquisition. Because we borrow money under our revolving credit facility and have historically utilized operating leases to finance our operations, interest expense and operating lease expense are necessary elements of our costs. Because we use capital assets, depreciation and impairment of compression equipment is also a necessary element of our costs. Unit-based compensation expense related to equity awards to employees is also necessary to operate our business. Therefore, measures that exclude these elements have material limitations. To compensate for these limitations, we believe that it is important to consider both net income and net cash provided by operating activities determined under GAAP, as well as Adjusted EBITDA, to evaluate our financial performance and our liquidity. Our Adjusted EBITDA excludes some, but not all, items that affect net income and net cash provided by operating activities, and these measures may vary among companies. Management compensates for the limitations of Adjusted EBITDA as an analytical tool by reviewing the comparable GAAP measures, understanding the differences between the measures and incorporating this knowledge into management’s decision making processes.

The following table reconciles Adjusted EBITDA to net income and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013
Net income	$3,915	$2,521
Interest expense	3,549	3,064
Depreciation and amortization	16,220	11,678
Income taxes	103	55
Unit-based compensation expense	1,096	79
Riverstone management fee(1)	—	48
Transaction expenses for S&R Acquisition (2)	46	—
Other	263	—
Adjusted EBITDA	$25,192	$17,445
Interest expense	(3,549)	(3,064)
Income tax expense	(103)	(55)
Unit-based compensation expense	(1,096)	(79)
Riverstone management fee	—	(48)
Transaction expenses for S&R Acquisition	(46)	—
Other	1,644	507
Changes in operating assets and liabilities:
Accounts receivable and advance to employee	(2,337)	(1,650)
Inventory	(2,582)	(1,031)
Prepaids	(64)	(96)
Other non-current assets	(319)	3,842
Accounts payable	(8,079)	(7,359)
Accrued liabilities and deferred revenue	1,408	948
Net cash provided by operating activities	$10,069	$9,360

(1)         Represents management fees paid to Riverstone for services performed prior to the closing of our initial public offering on January 18, 2013. Such fees are not paid by us as a public company; therefore we believe it is useful to investors to view our results excluding these fees.

(2)         Represents the S&R Acquisition transaction expenses during the first quarter of 2014. As these fees are not recurring; therefore we believe it is useful to investors to view our results excluding these fees.

Distributable Cash Flow

We define distributable cash flow as net income plus non-cash interest expense, depreciation and amortization expense, and unit-based compensation expense, less maintenance capital expenditures. Adjusted distributable cash flow is distributable cash flow plus certain one-time transaction expenses relating to the S&R Acquisition and other items. We believe distributable cash flow and adjusted distributable cash flow are an important measure of operating performance because they allow management, investors and others to compare basic cash flows we generate (prior to the establishment of any retained cash reserves by our general partner) to the cash distributions we expect to pay our unitholders. Using distributable cash flow and adjusted distributable cash flow, management can quickly compute the coverage ratio of estimated cash flows to planned cash distributions. Our distributable cash flow or adjusted distributable cash flow may not be comparable to a similarly titled measure of another company because other entities may not calculate distributable cash flow and adjusted distributable cash flow in the same manner.

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

The following table reconciles distributable cash flow and adjusted distributable cash flow to net income, its most directly comparable GAAP financial measure, for each of the periods presented (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013
Net income	$3,915	$2,521
Plus: Non-cash interest expense	582	453
Plus: Depreciation and amortization	16,220	11,678
Plus: Unit-based compensation expense	1,096	79
Less: Maintenance capital expenditures(1)	5,289	3,118

Distributable cash flow	$16,524	$11,613

S&R transaction expenses	46	—
Loss on sale of equipment and other	263	—
Adjusted distributable cash flow	$16,833	$11,613

(1)  Reflects actual maintenance capital expenditures for the period presented. Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets, to maintain the operating capacity of our assets and extend their useful lives, or other capital expenditures that are incurred in maintaining our existing business and related cash flow.

Off Balance Sheet Arrangements

We have not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities except as disclosed in the contractual cash obligations table and Note 8(d) in the notes to our unaudited condensed consolidated financial statements.

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

As of March 31, 2014 we had approximately $503.6 million of variable-rate outstanding indebtedness at a weighted-average interest rate of 2.2%. A 1% increase or decrease in the effective interest rate on our variable-rate outstanding debt at March 31, 2014 would result in an annual increase or decrease in our interest expense of approximately $5.0 million.

For further information regarding our use exposure to interest rate fluctuations on a portion of our debt obligations see Note 4 to the Financial Statements. We may, in the future, hedge all or a portion of our variable rate debt.

Credit Risk

Our credit exposure generally relates to receivables for services provided. If any significant customer of ours should have credit or financial problems resulting in a delay or failure to repay the amount it owes us, it could have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 4.       Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on their evaluation, as of March 31, 2014, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.       Legal Proceedings

From time to time, we may be involved in various legal or governmental proceedings and litigation arising in the ordinary course of business. In management’s opinion, the resolution of such matters is not expected to have a material adverse effect on the our consolidated financial position, results of operations or cash flows.

ITEM 1A.   Risk Factors

Security holders and potential investors in our securities should carefully consider the risk factors set forth in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013.  We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

ITEM 6.       Exhibits

Exhibit No.	Description
3.1

Certificate of Limited Partnership of USA Compression Partners, LP (incorporated by reference to Exhibit 3.1 to Amendment No. 3 of the Partnership’s registration statement on Form S-1 (Registration No. 333-174803) filed on December 21, 2011)

3.2

First Amended and Restated Agreement of Limited Partnership of USA Compression Partners, LP (incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on January 18, 2013)

10.1

USA Compression Partners, LP 2013 Long-Term Incentive Plan—Form of Employee Phantom Unit Agreement (incorporated by reference to Exhibit 10.10 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-35779 filed on February 20, 2014).

10.2

USA Compression Partners, LP Annual Cash Incentive Program (incorporated by reference to Exhibit 10.12 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-35779 filed on February 20, 2014).

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

May 7, 2014	USA Compression Partners, LP

	By:	USA Compression GP, LLC
its General Partner

	By:	/s/ Eric D. Long
Eric D. Long
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Joseph C. Tusa, Jr.
Joseph C. Tusa, Jr.
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

	By:	/s/ Mike Lenox
Mike Lenox
VP — Finance and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1

Certificate of Limited Partnership of USA Compression Partners, LP (incorporated by reference to Exhibit 3.1 to Amendment No. 3 of the Partnership’s registration statement on Form S-1 (Registration No. 333-174803) filed on December 21, 2011)

3.2

First Amended and Restated Agreement of Limited Partnership of USA Compression Partners, LP (incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on January 18, 2013)

10.1

USA Compression Partners, LP 2013 Long-Term Incentive Plan—Form of Employee Phantom Unit Agreement (incorporated by reference to Exhibit 10.10 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-35779 filed on February 20, 2014).

10.2

USA Compression Partners, LP Annual Cash Incentive Program (incorporated by reference to Exhibit 10.12 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-35779 filed on February 20, 2014).

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