Form 10-Q
period 2014-06-30
USA Compression Partners, LP
filed 2014-08-12
CIK 1522727

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2014

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

As of August 8, 2014, there were 30,192,332 common units and 14,048,588 subordinated units outstanding.

i

PART I.  FINANCIAL INFORMATION

ITEM 1.                                                Financial Statements

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except for unit amounts)

(unaudited)

	June 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$7	$7
Accounts receivable:
Trade	27,982	20,079
Other	2,710	350
Inventory	10,861	9,940
Prepaid expenses	1,819	2,400
Total current assets	43,379	32,776
Property and equipment, net	994,624	852,966
Installment receivable	20,149	—
Identifiable intangible assets	84,150	85,941
Goodwill	208,055	208,055
Other assets	5,434	6,146
Total assets	$1,355,791	$1,185,884
Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$15,130	$34,629
Accrued liabilities	29,469	10,412
Deferred revenue	13,736	11,912
Total current liabilities	58,335	56,953
Long-term debt	451,960	420,933
Other liabilities	—	271
Partners’ capital:
Limited partner interest:
Common units, 30,192,332 and 23,561,780 units issued and outstanding, respectively	595,757	447,562
Subordinated units, 14,048,588 units issued and outstanding each period	235,355	245,592
General partner interest	14,384	14,573
Total partners’ capital	845,496	707,727
Total liabilities and partners’ capital	$1,355,791	$1,185,884

See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except unit amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Contract operations	$52,678	$33,144	$102,022	$65,040
Parts and service	588	166	1,446	874
Total revenues	53,266	33,310	103,468	65,914

Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	17,997	10,131	35,714	20,551
Selling, general, and administrative	10,186	5,548	18,655	10,443
Depreciation and amortization	17,044	12,173	33,264	23,851
Loss (gain) on sale of assets	(2,520)	130	(2,291)	105
Total costs and expenses	42,707	27,982	85,342	54,950
Operating income	10,559	5,328	18,126	10,964
Other income (expense):
Interest expense	(3,043)	(2,871)	(6,592)	(5,934)
Other	2	2	2	6
Total other expense	(3,041)	(2,869)	(6,590)	(5,928)
Net income before income tax expense	7,518	2,459	11,536	5,036
Income tax expense	—	58	103	114
Net income	$7,518	$2,401	$11,433	$4,922

Less:
Earnings allocated to general partner prior to initial public offering on January 18, 2013	$—	$—	$—	$5
Earnings available for limited partners prior to initial public offering on January 18, 2013	$—	$—	$—	$530
Net income subsequent to initial public offering on January 18, 2013	$7,518	$2,401	$11,433	$4,387

Net income subsequent to initial public offering allocated to:
General partner’s interest in net income	$188	$48	$274	$88
Limited partners’ interest in net income:
Common units	$5,332	$1,227	$7,769	$2,242
Subordinated units	$1,998	$1,126	$3,390	$2,057

Weighted average common units outstanding:
Basic	27,290,699	15,196,880	25,557,737	15,130,872
Diluted	27,327,545	15,241,866	25,626,850	15,155,834

Weighted average subordinated units outstanding:
Basic and diluted	14,048,588	14,048,588	14,048,588	14,048,588

Net income per common unit:
Basic	$0.20	$0.08	$0.30	$0.15
Diluted	$0.20	$0.08	$0.30	$0.15

Net income per subordinated unit:
Basic and diluted	$0.14	$0.08	$0.24	$0.15

Distributions paid per limited partner unit in respective periods	$0.49	$0.348	$0.97	$0.348

See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Partners’ Capital

Six Months Ended June 30, 2014

(in thousands)

(unaudited)

	Partners’ Capital					Total
	Common Units		Subordinated Units		General Partner	Partners’
	Units	Amount	Units	Amount	Amount	Capital
Partners’ capital, December 31, 2013	23,562	$447,562	14,049	$245,592	$14,573	$707,727
Vesting of phantom units	67	1,560	—	—	—	1,560
General partner contribution	—	—	—	—	294	294
Cash distributions and DERs	—	(23,230)	—	(13,627)	(757)	(37,614)
Proceeds from issuance of common units	6,563	163,070	—	—	—	163,070
Unit-based compensation	—	196	—	—	—	196
Modification of unit-based compensation	—	(1,170)	—	—	—	(1,170)
Net income	—	7,769	—	3,390	274	11,433
Partners’ capital, June 30, 2014	30,192	$595,757	14,049	$235,355	$14,384	$845,496

See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$11,433	$4,922
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,264	23,851
Amortization of debt issue costs, discount	874	924
Unit-based compensation expense	2,102	567
Net (gain) loss on sale of assets	(2,291)	105
Changes in assets and liabilities:
Accounts receivable	(7,085)	(2,122)
Inventory	(921)	(1,665)
Prepaids	581	370
Other noncurrent assets	(79)	3,838
Accounts payable	(10,012)	(7,074)
Accrued liabilities and deferred revenue	3,803	1,793
Net cash provided by operating activities	31,669	25,509

Cash flows from investing activities:
Capital expenditures	(188,506)	(52,889)
Proceeds from sale of property and equipment	411	71
Net cash used in investing activities	(188,095)	(52,818)

Cash flows from financing activities:
Proceeds from long-term debt	269,470	101,143
Payments on long-term debt	(238,444)	(250,457)
Net proceeds from issuance of common units	137,278	180,555
Cash distributions	(12,087)	(4,030)
General partner contribution	294	129
Financing costs	(85)	(31)
Net cash provided by financing activities	156,426	27,309
Increase in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	7	7
Cash and cash equivalents, end of period	$7	$7
Supplemental cash flow information:
Cash paid for interest	$6,161	$5,480
Cash paid for taxes	$115	$196

See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Organization and Summary of Significant Accounting Policies

(a)  Organization

USA Compression Partners, LP (the “Partnership”) is a publicly traded Delaware limited partnership formed to own and operate the business conducted by its subsidiaries. The common units representing limited partner interests in the Partnership (“common units”) are listed on the New York Stock Exchange (“NYSE”) under the symbol “USAC.” USA Compression GP, LLC, the general partner of the Partnership (the “General Partner”), is owned by USA Compression Holdings, LLC (“USA Compression Holdings”). Unless the context requires otherwise, references to “we,” “us,” “our,” or “the Partnership” are intended to mean the business and operations of the Partnership and its consolidated subsidiaries and references to the “General Partner” refer to the General Partner. References to “Riverstone” refer to Riverstone/Carlyle Global Energy and Power Fund IV, L.P., and affiliated entities, including Riverstone Holdings LLC.

The Partnership, through its wholly-owned subsidiaries (the “Operating Subsidiaries”), primarily provides natural gas compression services under term contracts with customers in the oil and gas industry, using natural gas compressor packages that it designs, engineers, owns, operates and maintains. The condensed consolidated financial statements include the accounts of the Partnership and the Operating Subsidiaries and all intercompany balances and transactions have been eliminated in consolidation.

Our ownership is as follows:

	June 30, 2014
	USA Compression Holdings	Argonaut and Related Parties	Public	Total
General partner interest	1.7%	—	—	1.7%
Limited partner interest:
Common unitholders	9.4%	16.2%	41.5%	67.1%
Subordinated unitholders	31.2%	—	—	31.2%
Total	42.3%	16.2%	41.5%	100.0%

Partnership net income (loss) is allocated to the partners in proportion to their respective interest in the Partnership.

(b)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared on the same basis as the audited consolidated financial statements included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2013, (“2013 Annual Report”). In the opinion of the Partnership’s management, such financial information reflects all adjustments necessary for a fair presentation of the financial position as of June 30, 2014 and December 31, 2013, and the results of operations, changes in partners’ capital and changes in cash flows for the three months and six months ended June 30, 2014 and 2013, respectively, in accordance with accounting principles generally accepted in the United States (“GAAP”). Operating results for the three months and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. All intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, these consolidated financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements for the year ended December 31, 2013 contained in our 2013 Annual Report filed on February 20, 2014. As the closing of the Partnership’s initial public offering (“IPO”) occurred on January 18, 2013, the earnings and earnings per unit for the six months ended June 30, 2013 have been pro-rated to reflect earnings on a pre-IPO and post-IPO basis.

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

(d)  Intangible Assets

As of June 30, 2014, identifiable intangible assets, net consisted of the following (in thousands):

	Customer Relationships	Trade Names	Non-compete	Total
Balance at December 31, 2013	$71,388	$13,728	$825	$85,941
Amortization	(1,367)	(312)	(112)	(1,791)
Balance at June 30, 2014	$70,021	$13,416	$713	$84,150

Intangible assets are amortized on a straight line basis over their estimated useful lives, which is the period over which the assets are expected to contribute directly or indirectly to the Partnership’s future cash flows. As of June 30, 2014, the amortization periods of identifiable customer relationships and identifiable trade names vary between 20 and 30 years and the amortization period of identifiable non-compete is 4 years.

The Partnership assesses long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is assessed by comparing the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amounts exceed the fair value of the assets. The Partnership did not record any impairment of long-lived assets or intangible assets for the three and six months ended June 30, 2014 or for the three and six months ended June 30, 2013.

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

The Partnership’s financial instruments consist primarily of cash and cash equivalents, trade accounts receivable, trade accounts payable and senior debt. The book values of cash and cash equivalents, trade accounts receivable and trade accounts payable are representative of fair value due to their short term maturity. The carrying amounts of senior debt approximate fair value due to the variable interest rates charged on the outstanding senior debt.

(2)  Acquisitions

On August 30, 2013, the Partnership completed the acquisition of assets and certain liabilities related to the business of providing compression services to third parties engaged in the exploration, production, gathering, processing, transportation or distribution of oil and gas (the “S&R Acquisition”) in exchange for 7,425,261 common units, which were valued at $181.9 million at the time of issuance. The S&R Acquisition was consummated pursuant to the Contribution Agreement dated August 12, 2013 (the “Contribution Agreement”) with S&R Compression, LLC, (“S&R”) and Argonaut Private Equity, L.L.C. (“Argonaut”). The S&R Acquisition had an effective date (from a standpoint of revenues and selected costs) of June 30, 2013. In connection with the S&R Acquisition, Argonaut and certain related parties agreed to participate in the Partnership’s Distribution Reinvestment Plan (the “DRIP”) through the distribution relating to the quarter ended June 30, 2014 (subsequently extended through the first quarter of 2015), provided that USA Compression Holdings continues to participate in the DRIP through that same period. The effective purchase price of $178.5 million reflects customary effective-date adjustments such as a $3.4 million purchase price adjustment due to working capital changes from the effective date to the closing date.

There were no adjustments during the six months ended June 30, 2014 to the S&R Acquisition purchase accounting disclosed in the Partnership’s 2013 Annual Report. Expenses associated with acquisition activities and transaction activities related to the S&R Acquisition for the six months ended June 30, 2014 and the year ended December 31, 2013 were $0.05 million and $2.1 million, respectively, and are included in selling, general and administrative expenses (“SG&A”).

Revenue, Net Income and Pro Forma Financial Information — Unaudited

The assets acquired in the S&R Acquisition were not included in the Partnership’s consolidated results until the closing date of August 30, 2013. The unaudited pro forma financial information was prepared assuming the S&R Acquisition occurred on January 1, 2013. The financial information was derived from the Partnership’s unaudited historical condensed consolidated financial statements for the three and six months ended June 30, 2013 and S&R’s unaudited interim financial statements for the three and six months ended June 30, 2013.

The pro forma adjustments were based on currently available information and certain estimates and assumptions by management. If the S&R Acquisition had been in effect on the dates or for the periods indicated, the results may have been substantially different. For example, we may have operated the assets differently than S&R, realized revenue may have been different and costs of operation of the acquired assets may have been different. This pro forma financial information is provided for illustrative purposes only and may not provide an indication of results in the future.  The following table presents a summary of our pro forma financial information (in thousands, except unit amounts):

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013 (1)
Total revenues	$42,088	$82,613
Net income	$5,120	$9,447
Net income allocated to:
General partner’s interest in net income	102	189
Common units interest in net income	3,095	5,704
Subordinated units interest in net income	1,923	3,554
Basic and diluted net income per common unit:	$0.14	$0.25
Basic and diluted net income per subordinated unit:	$0.14	$0.25

(1)         The Partnership did not complete its initial public offering until January 18, 2013.

In preparing the pro forma financial information, certain information was derived from financial records and certain information was estimated. The sources of information and significant assumptions are described below:

(a)         Revenues and direct operating expenses for S&R were derived from the historical financial records of S&R. Incremental revenue related to the S&R Acquisition was $8.8 million and $16.7 million for the three and six months ended June 30, 2013, respectively. Incremental operating costs related to the S&R Acquisition were $3.7 million and $7.4 million for the three and six months ended June 30, 2013, respectively.

(b)         Depreciation and amortization was estimated using the straight-line method and reflects the incremental depreciation and amortization expense incurred due to adding the compression assets and intangible assets at fair value. Incremental depreciation and amortization was estimated at $2.4 million and $4.8 million for the three and six months ended June 30, 2013, respectively.

(c)          The S&R Acquisition was financed solely with common units issued as consideration for the acquired assets and liabilities.

(d)         The capital contribution made by the General Partner to maintain its 2% general partner interest in the Partnership in connection with the issuance of common units in the S&R Acquisition was used to pay down the Partnership’s revolving credit facility resulting in a reduction of interest expense. Incremental interest expense reduction was estimated at $0.05 million and $0.1 million for the three and six months ended June 30, 2013.

(3)  Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts of $0.3 million and $0.2 million at June 30, 2014 and December 31, 2013, respectively, is the Partnership’s best estimate of the amount of probable credit losses in the Partnership’s existing accounts receivable. The Partnership determines the allowance based upon historical write-off experience and the specific circumstances. The Partnership does not have any off-balance-sheet credit exposure related to its customers.

(4)  Property and Equipment

Property and equipment consisted of the following at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Compression equipment	$1,114,352	$950,823
Furniture and fixtures	516	706
Automobiles and vehicles	16,005	12,476
Computer equipment	8,967	5,636
Leasehold improvements	405	116
Total	1,140,245	969,757
Less accumulated depreciation and amortization	(145,621)	(116,791)
Total	$994,624	$852,966

We recognized $16.1 million and $11.4 million of depreciation expense on property, plant and equipment for the three months ended June 30, 2014 and 2013, respectively. We recognized $31.5 million and $22.3 million of depreciation expense on property, plant and equipment for the six months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014 and December 31, 2013, there were $21.7 million and $15.8 million, respectively, of property and equipment purchases in accounts payable and accrued liabilities.

(5)  Installment Receivable

On June 30, 2014, the Partnership entered into a FMV Bargain Purchase Option Grant Agreement (the “Superior Transaction”) with Superior Pipeline Company, L.L.C. (“Superior Pipeline”) and Superior Pipeline Texas, L.L.C. (“Superior Pipeline Texas” and together with Superior Pipeline, the “Superior Parties”), pursuant to which the Partnership granted a bargain purchase option to the Superior Parties with respect to certain compressor packages leased to the Superior Parties (each a “Subject Compressor Package”). The bargain purchase option provides the Superior Parties with an option to acquire the equipment at a value significantly less than the fair market value at the end of the lease term.

The Superior Transaction was accounted for as a sales type lease and  resulted in a current installment receivable of $2.6 million included in other accounts receivable and a long-term installment receivable of $20.1 million, as of June 30, 2014. Additionally, the Partnership recorded a $2.7 million gain on sale of assets related to the Superior Transaction for the three months ended June 30, 2014.

(6)  Long-Term Debt

The long-term debt of the Partnership, of which there is no current portion, consisted of the following at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Senior debt	$451,960	$420,933

On June 1, 2012, the Partnership entered into the third amendment to the credit agreement whereby the aggregate commitment under the revolving credit facility increased from $500 million to $600 million. In addition, on June 1, 2012, the Partnership entered into the Fourth Amended and Restated Credit Agreement in order to provide a more appropriate covenant structure for a public company than was the prior credit agreement, including a reduction of the applicable margin for LIBOR loans to a range of 175 to 250 basis points above LIBOR, depending on the Partnership’s leverage ratio. This amended and restated credit agreement went effective on January 18, 2013, the closing date of the Partnership’s initial public offering, was secured by a first priority lien against our assets and had a scheduled maturity of October 5, 2015. On December 10, 2012, the Partnership amended the Fourth Amended and Restated Credit Agreement to extend the periods during which the maximum funded debt to EBITDA ratio thresholds would apply.

On December 13, 2013, the Partnership entered into the Fifth Amended and Restated Credit Agreement whereby the aggregate commitment under the revolving credit facility increased from $600 million to $850 million (subject to availability under our borrowing base and a further potential increase of $100 million) and reduced the applicable margin for LIBOR loans to a range of 150 to 225 basis points above LIBOR, depending on the Partnership’s leverage ratio. The revolving credit facility is secured by a first priority lien against the Partnership’s assets and matures on December 13, 2018, at which point all amounts outstanding will become due.

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

On June 30, 2014, the Partnership entered into the Superior Transaction with the Superior Parties, pursuant to which the Partnership granted an irrevocable purchase option to the Superior Parties with respect to the Subject Compressor Packages.

In connection with the execution of the Superior Transaction, on June 30, 2014, the Partnership, entered into a letter agreement regarding a limited consent, amendment and subordination with respect to the Fifth Amended and Restated Credit Agreement to (a) permit the Superior Transaction, (b) permit the lien of the Superior Parties with respect to the Subject Compressor Packages, (c) subordinate the lien of the JPMorgan Chase Bank, N.A., as the administrative agent, for the benefit of itself and the other lenders, to the lien and purchase option of the Superior Parties with respect to the Subject Compressor Packages, (d) authorize the release of the lien of the administrative agent, for the benefit of itself and the other lenders, upon the exercise by any Superior Parties of its purchase option with respect to a specific Subject Compressor Package and (e) amend certain other provisions as more specifically set forth therein.

As of June 30, 2014 and December 31, 2013, the Partnership was in compliance with all of its covenants under the Fifth Amended and Restated Credit Agreement.

At June 30, 2014, subject to financial covenants, borrowing availability was $305.6 million. The borrowing base consists of eligible accounts receivable, inventory and compression units. The largest component, representing 96% of the borrowing base at each of June 30, 2014 and December 31, 2013, was eligible compression units. Eligible compression units consist of compressor packages that are leased, rented or under service contracts to customers and carried in the financial statements as fixed assets.

In the event that any of the Operating Subsidiaries guarantees any series of the debt securities as described in the Partnership’s registration statement filed on Form S-3 (Reg. No. 333-193724), such guarantees will be full and unconditional and made on a joint and several basis for the benefit of each holder and the Trustee. However, such guarantees are subject to release, subject to certain limitations, as follows (i) upon the sale, exchange or transfer, whether by way of a merger or otherwise, to any Person that is not an Affiliate of the Partnership, of all the Partnership’s direct or indirect limited partnership or other equity interest in such Subsidiary Guarantor; or (ii) upon the Issuers’ delivery of a written notice to the Trustee of the release or discharge of all guarantees by such Subsidiary Guarantor of any Debt of the Issuers other than obligations arising under this Indenture and any Debt Securities issued hereunder, except a discharge or release by or as a result of payment under such guarantees (as such capitalized terms are defined in the Form of Indenture filed as exhibit 4.1 to the registration statement on Form S-3 (Reg. No. 333-193724)).

(7)  Partners’ Capital

As of August 8, 2014, USA Compression Holdings held 4,228,495 common units and 14,048,588 subordinated units and controlled USA Compression GP, LLC, which held an approximate 1.7% general partner interest and the incentive distribution rights (“IDRs”). See the Unaudited Condensed Consolidated Statement of Changes in Partners’ Capital.

Subordinated Units

All of the subordinated units are held by USA Compression Holdings. The First Amended and Restated Agreement of Limited Partnership of the Partnership (the “Partnership Agreement”) provides that, during the subordination period, the common units have the right to receive distributions of Available Cash from Operating Surplus (each as defined in the Partnership Agreement) each quarter in an amount equal to $0.425 per common unit (the “Minimum Quarterly Distribution”), plus any arrearages in the payment of the Minimum Quarterly Distribution from Operating Surplus on the common units from prior quarters, before any distributions of Available Cash from Operating Surplus may be made on the subordinated units. These units are deemed “subordinated” because for a period of time, referred to as the subordination period, the subordinated units will not be entitled to receive any distributions from Operating Surplus until the common units have received the Minimum Quarterly Distribution plus any arrearages from prior quarters. The practical effect of the subordinated units is to increase the likelihood that during the subordination period there will be Available Cash from Operating Surplus to be distributed on the common units. The subordination period will end on the first business day after the Partnership has earned and paid at least (i) $1.70 (the Minimum Quarterly Distribution on an annualized basis) on each outstanding unit and the corresponding distribution on the General Partner’s approximate 1.7% interest for each of three consecutive, non-overlapping four-quarter periods ending on or after December 31, 2015 or (ii) $2.55 (150.0% of the annualized Minimum Quarterly Distribution) on each outstanding unit and the corresponding distributions on the General Partner’s approximate 1.7% interest and the related distribution on the incentive distribution rights for the four-quarter period immediately preceding that date. When the subordination period ends, all subordinated units will convert into common units on a one-for-one basis, and all common units thereafter will no longer be entitled to arrearages.

Cash Distributions

The Partnership has declared quarterly distributions per unit to unitholders of record, including holders of common and subordinated units and the approximate 1.7% general partner interest and IDRs held by the General Partner as follows (in millions, except distribution per unit):

	Distribution per		Amount Paid to	Amount Paid to	Amount Paid to
	Limited Partner		Common	Subordinated	General	Total
Payment Date	Unit		Unitholders	Unitholder	Partner	Distribution
May 15, 2013	$0.348	(1)	$5.2	$4.9	$0.2	$10.3
August 14, 2013	0.44		6.7	6.2	0.3	13.2
November 14, 2013	0.46		10.6	6.5	0.3	17.4
February 14, 2014	0.48		11.3	6.7	0.4	18.4
May 15, 2014	0.49		11.8	6.9	0.4	19.1

(1)        Prorated to reflect 72 days of quarterly cash distribution rate of $0.435 per unit.

The Partnership Agreement requires that, within 45 days after the end of each quarter, the Partnership distribute all of its Available Cash to the partners of record on the applicable record date. Certain limited partners, including USA Compression Holdings, and Argonaut and certain of its related parties, have elected to receive distributions in the form of additional common units in accordance with the DRIP. Distributions to these holders relating to the fourth quarter of 2013 and first quarter of 2014, which were paid during the six months ended June 30, 2014, were reinvested pursuant to the DRIP. Such distributions totaled $25.8 million and are treated as non-cash transactions in the accompanying Statements of Cash Flows for the six months ended June 30, 2014.

On July 24, 2014, the Partnership announced a cash distribution of $0.50 per unit on its common and subordinated units. The distribution will be paid on August 14, 2014 to unitholders of record as of the close of business on August 4, 2014. USA Compression Holdings, the owner of 41.3% of the Partnership’s outstanding limited partner interests, and Argonaut and certain of its related parties, the owners of 16.0% of the Partnership’s outstanding limited partner interests, have elected to reinvest all of this distribution with respect to their units pursuant to the DRIP.

Equity Offering

On May 19, 2014, the Partnership closed a public offering of 6,600,000 common units, of which 5,600,000 common units were sold by the Partnership and 1,000,000 common units were sold by certain selling unitholders, including USA Compression Holdings and Argonaut (the “Selling Unitholders”), at a price to the public of $25.59. The Partnership used the net proceeds of $138.0 million (net of underwriting discounts and commission and offering expenses) to reduce the indebtedness outstanding under its revolving credit facility. USA Compression Holdings and Argonaut granted the underwriters an option to purchase up to an additional 990,000 units to cover over-allotments, which was exercised by the underwriters and closed on May 27, 2014. These sales resulted in USA Compression Holdings’ ownership percentage being reduced from 50.1% to 40.6% and Argonaut’s ownership percentage being reduced from 17.9% to 14.7%. The Partnership did not receive any proceeds from the common units sold by the Selling Unitholders.

Earnings Per Common and Subordinated Unit

The computations of earnings per common unit and subordinated unit are based on the weighted average number of common units and subordinated units, respectively, outstanding during the applicable period. The Partnership’s subordinated units and general partner interest (including its IDRs) meet the definition of participating securities as defined by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260 Earnings Per Share; therefore, the Partnership is required to use the two-class method in the computation of earnings per unit. Basic earnings per common unit and subordinated unit are determined by dividing net income allocated to the common units and subordinated units, respectively, after deducting the amount allocated to the General Partner (including distributions to the General Partner on its IDRs), by the weighted average number of outstanding common units and subordinated units, respectively, during the period. Net income is allocated to the common units, subordinated units and the general partner based on their respective shares of the distributed and undistributed earnings for the period. To the extent cash distributions exceed net income for the period, the excess distributions are allocated to all participating units outstanding based on their respective ownership percentages. Diluted earnings per unit are computed using the treasury stock method, which considers the potential issuance of limited partner units associated with the Partnership’s 2013 Long-Term Incentive Plan.

Incentive Distribution Rights

The General Partner holds the IDRs. The following table illustrates the percentage allocations of Available Cash from Operating Surplus between the unitholders and the General Partner based on the specified target distribution levels. The amounts set forth under “Marginal percentage interest in distributions” are the percentage interests of the General Partner and the unitholders in any Available Cash from Operating Surplus the Partnership distributes up to and including the corresponding amount in the column “Total quarterly distribution per unit.” The percentage interests shown for our unitholders and the General Partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below for the General Partner include its approximate 1.7% general partner interest, and assume (i) the General Partner has contributed any additional capital necessary to maintain its approximate 1.7% general partner interest and has not transferred its IDRs  and (ii) there are no arrearages.

		Marginal percentage interest
	Total quarterly	in distributions
	distribution per unit	Unitholders	General partner
Minimum Quarterly Distribution	$0.425	98.3%	1.7%
First Target Distribution	up to $0.4888	98.3%	1.7%
Second Target Distribution	above $0.4888 up to $0.5313	85.3%	14.7%
Third Target Distribution	above $0.5313 up to $0.6375	75.3%	24.7%
Thereafter	above $0.6375	50.3%	49.7%

(8)  Transactions with Related Parties

For the six months ended June 30, 2013, the Partnership incurred $0.05 million of expenses related to a management fee under an agreement between USA Compression Holdings, LLC and certain of its affiliates. No management fees were incurred during the six months ended June 30, 2014.

William Shea, who has served as a director of USA Compression GP, LLC since June 2011, also served as a director and the chief executive officer of the general partner of PVR Partners, L.P. (“PVR”) starting in March 2010. On March 21, 2014, PVR merged with and into Regency Energy Partners LP, a Delaware limited partnership (“Regency”), with Regency as the surviving limited partnership (the “Merger”). As a result of the Merger, the separate limited partnership existence of PVR ceased, and Regency continued its existence as the surviving limited partnership. For the three months ended June 30, 2013, subsidiaries of PVR made compression service payments to us of approximately $0.8 million. For the six months ended June 30, 2014 and 2013, subsidiaries of PVR made compression service payments to us of approximately $0.6 million and $1.5 million, respectively.

The Partnership provides compression services to entities controlled by Riverstone, who owned a majority of the membership interest in USA Compression Holdings, which owns and controls the General Partner and owned 41.3% of our limited partner interests, as of August 8, 2014. For each of the three months ended June 30, 2014 and 2013, such controlled entities made compression service payments to the Partnership of approximately $0.1 million. For the six months ended June 30, 2014 and 2013, such controlled entities made compression service payments to the Partnership of approximately $0.2 million and $0.3 million, respectively. The Partnership may provide compression services to additional entities controlled by Riverstone in the future; any significant transactions will be disclosed.

(9)  Recent Accounting Pronouncement

In May 2014, the FASB issued an update to the authoritative guidance related to clarifying the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The standard is updated in order to:

a.              remove inconsistencies and weaknesses in revenue requirements;

b.              provide a more robust framework for addressing revenue issues;

c.               improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets;

d.              provide more useful information to users of financial statements through improved disclosure requirements; and

e.               simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer.

The amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Partnership is currently evaluating the impact, if any, of this standard on the condensed consolidated financial statements.

(10)  Commitments and Contingencies

(a)  Major Customers

The Partnership had revenue from one customer representing 11.7% and 16.0% of total revenue for the three months ended June 30, 2014 and 2013, respectively. The Partnership had revenue from one customer representing 12.0% and 15.2% of total revenue for the six months ended June 30, 2014 and 2013, respectively.

(b)  Litigation

The Partnership and its subsidiaries may be involved in various legal or governmental proceedings and litigation arising in the ordinary course of business. In management’s opinion, the resolution of such matters is not expected to have a material adverse effect on the Partnership’s consolidated financial position, results of operations or cash flows.

(c)  Equipment Purchase Commitments

The Partnership’s future capital commitments are comprised of binding commitments under purchase orders for new compression units ordered but not received. The commitments as of June 30, 2014 were $397.9 million, of which $334.7 million are expected to be settled within the next twelve months.

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

Known material factors that could cause our actual results to differ from those in these forward-looking statements are described in Part II, Item 1A (“Risk Factors”) and elsewhere of this report. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:

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

General Trends and Outlook

Our midstream compression units have generally experienced stable rates since 2011 through the second quarter of 2014.  In our gas lift fleet, we have continued to experience strong market demand and, as a result, attractive pricing. We intend to grow the number of midstream and gas lift horsepower units in our fleet. While midstream horsepower units in general allow us to generate higher gross operating margins than gas lift units, they also generate lower average monthly revenue per revenue generating horsepower.

Our ability to increase our revenues is dependent in large part on our ability to add new revenue generating compression units to our fleet and increase the utilization of idle compression units. For the year ending December 31, 2014, we have ordered and expect to be delivered approximately 352,000 horsepower of new compression unit equipment, up from the 200,000 horsepower at year end December 31, 2013. Revenue generating horsepower increased by 43.5% from June 30, 2013 to June 30, 2014. We continue to have utilization rates of our fleet in excess of 90%. The average revenue generating horsepower increased by 39.7% from the three months ended June 30, 2013 to the three months ended June 30, 2014. We believe the activity levels in the U.S. will continue to increase, particularly in shale plays. According to the Annual Energy Outlook 2014 prepared by the Energy Information Agency (“EIA”), natural gas production from shale formations is expected to increase from 40% of total U.S. natural gas production in 2012 to 53% in 2040. Over the same period, total natural gas production is expected to increase 56% from 24 trillion cubic feet (“Tcf”) to 38 Tcf. In addition, the EIA forecasts that total domestic crude oil production will increase by 48% from 2012 to 2019 to 9.6 MMBbls/d, and more importantly, forecasts tight oil production to account for 50% of the total U.S. production in 2019 — an increase from 35% in 2012. We anticipate this activity will result in higher demand for our compression services, which we believe will result in increasing revenues. However, the expected increase in natural gas and crude oil activity and demand for our compression services may not occur for a variety of reasons. Please read “Disclosure Regarding Forward-Looking Statements”.

Operating Highlights

The following table summarizes certain horsepower and horsepower utilization percentages for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Fleet horsepower (at period end)(1)	1,345,173	968,178	1,345,173	968,178
Revenue generating horsepower (at period end)(2)	1,200,547	836,427	1,200,547	836,427
Average revenue generating horsepower(3)	1,158,804	829,684	1,126,741	815,629
Revenue generating compression units (at period end)	2,362	1,001	2,362	1,001
Horsepower utilization(4):
At period end	95.0%	94.0%	95.0%	94.0%
Average for the period(5)	94.8%	94.1%	94.4%	93.3%

(1)         Fleet horsepower is horsepower for compression units that have been delivered to us (and excludes units on order). As of June 30, 2014, approximately 150,000 horsepower had been delivered. Approximately 90,000 horsepower is expected to be delivered between July 2014 and September 2014 and approximately 112,000 horsepower is expected to be delivered between October 2014 and December 2014, totaling 352,000 horsepower delivered during 2014 or on order currently.

(2)         Revenue generating horsepower is horsepower under contract for which we are billing a customer.

(3)         Calculated as the average of the month-end horsepower per revenue generating horsepower for each of the months in the period.

(4)         Horsepower utilization is calculated as (i)(a) revenue generating horsepower plus (b) horsepower in our fleet that is under contract, but is not yet generating revenue plus (c) horsepower not yet in our fleet that is under contract and not yet generating revenue and that is subject to a purchase order, divided by (ii) total available horsepower less idle horsepower that is under repair. Horsepower utilization based on revenue generating horsepower and fleet horsepower at  June 30, 2014 and 2013 was 89.2% and 86.4%, respectively.

(5)         Calculated as the average utilization for the months in the period based on utilization at the end of each month in the period. Average horsepower utilization based on revenue generating horsepower and fleet horsepower for the six months ended June 30, 2014 and 2013 was 87.4% and 86.2%, respectively.

The following table summarizes other financial data for the periods presented. (dollars in thousands)

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
Other Financial Data:	2014	2013	Change	2014	2013	Change
Gross Operating Margin(1)	$35,269	$23,179	52.2%	$67,754	$45,363	49.4%
Adjusted EBITDA(2)	$26,866	$18,122	48.3%	$52,058	$35,567	46.4%
Gross operating margin percentage(3)	66.2%	69.6%	(4.9)%	65.5%	68.8%	(4.8)%
Adjusted EBITDA percentage(3)	50.4%	54.4%	7.4%	50.3%	54.0%	(6.9)%

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

The following table reconciles gross operating margin to operating income, its most directly comparable GAAP financial measure, for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Contract operations	$52,678	$33,144	$102,022	$65,040
Parts and service	588	166	1,446	874
Total revenues	53,266	33,310	103,468	65,914
Cost of operations, exclusive of depreciation and amortization	17,997	10,131	35,714	20,551
Gross operating margin	35,269	23,179	67,754	45,363
Other operating and administrative costs and expenses:
Selling, general and administrative	10,186	5,548	18,655	10,443
Depreciation and amortization	17,044	12,173	33,264	23,851
(Gain) loss on sale of assets	(2,520)	130	(2,291)	105
Total other operating and administrative costs and expenses	24,710	17,851	49,628	34,399
Operating income	$10,559	$5,328	$18,126	$10,964

(2)   For a reconciliation of Adjusted EBITDA, a non-GAAP financial measure, to net income and cash flows from operating activities, its most directly comparable GAAP financial measures, see “Non-GAAP Financial Measures.”

(3)   Gross operating margin percentage and Adjusted EBITDA percentage are calculated as a percentage of revenue.

Gross operating margin, as a percentage of total revenues, decreased to 66.2% for the three months ended June 30, 2014 from 69.6% for the three months ended June 30, 2013. The decrease in gross operating margin, as a percentage of total revenues, was partially attributable to the lower gross operating margins on our gas lift compression units as compared to our large horsepower midstream assets.

The increase in cost of operations is attributable to (1) a $2.9 million increase due to labor and training, (2) a $1.4 million increase in lubrication oil expenses, attributable to a 85.8% increase in gallons consumed, (3) a $1.1 million increase of parts for maintenance expense, (4) a $0.7 million increase related to vehicle maintenance and fuel, (5) a $0.5 million increase due to higher property and other taxes and (6) a $0.3 million increase due to higher retail service expenses. These increases are primarily attributable to the increase in our fleet size due to organic growth and of operations related to the assets acquired in the S&R Acquisition.

The increase in total revenues is attributable to an increase in average revenue generating horsepower from 829,684 for the three months ended June 30, 2013 to 1,158,804 for the three months ended June 30, 2014, an increase of 39.7%, primarily due to the increase in our fleet size due to organic growth and of operations related to the assets acquired in the S&R Acquisition. Average revenue per revenue generating horsepower per month increased from $13.55 for the three months ended June 30, 2013 to $15.48 for the three months ended June 30, 2014, an increase of 14.2%, primarily due to higher revenue per horsepower per month from the gas lift compression units that were acquired in the S&R Acquisition. Revenue generating horsepower was 1,200,547 at June 30, 2014 compared to 836,427 at June 30, 2013, a 43.5% increase, primarily due to the increase in our fleet size due to organic growth and of operations related to the assets acquired in the S&R Acquisition.

Gross operating margin, as a percentage of total revenues, decreased to 65.5% for the six months ended June 30, 2014 from 68.8% for the six months ended June 30, 2013. The decrease in gross operating margin, as a percentage of total revenues, was partially attributable to the lower gross operating margins on our gas lift compression units as compared to our large horsepower midstream assets.

The increase in cost of operations is attributable to (1) a $5.7 million increase in labor and training, (2) a $3.0 million increase in lubrication oil expenses due to a 94.1% increase in gallons consumed, (3) a $2.4 million increase in parts maintenance expense, (4) a $1.1 million increase in vehicle maintenance and fuel, (5) a $0.9 million increase in property and other taxes and (6) a $0.6 million increase in rent and supplies. These increases are primarily attributable to the increase in our fleet size due to organic growth and of operations related to the assets acquired in the S&R Acquisition.

The increase in total revenues is attributable to an increase in average revenue generating horsepower from 815,629 for the six months ended June 30, 2013 to 1,126,741 for the six months ended June 30, 2014, an increase of 38.1%, primarily due to the increase in our fleet size due to organic growth and of operations related to the assets acquired in the S&R Acquisition. Average revenue per revenue generating horsepower per month increased from $13.57 for the six months ended June 30, 2013 to $15.39 for the six months ended June 30, 2014, an increase of 13.4%, primarily due to higher revenue per horsepower per month from the gas lift compression units that were acquired in the S&R Acquisition. Revenue generating horsepower was 1,200,547 at June 30, 2014 compared to 836,427 at June 30, 2013, a 43.5% increase, primarily due to the increase in our fleet size due to organic growth and of operations related to the assets acquired in the S&R Acquisition.

Financial Results of Operations

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Percent
	2014	2013	Change
Revenues:
Contract operations	$52,678	$33,144	58.9%
Parts and service	588	166	254.2%
Total revenues	53,266	33,310	59.9%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	17,997	10,131	77.6%
Selling, general and administrative	10,186	5,548	83.6%
Depreciation and amortization	17,044	12,173	40.0%
(Gain) loss on sale of assets	(2,520)	130	—
Total costs and expenses	42,707	27,982	52.6%
Operating income	10,559	5,328	98.2%
Other income (expense):
Interest expense	(3,043)	(2,871)	6.0%
Other	2	2	0.0%
Total other expense	(3,041)	(2,869)	6.0%
Income before income tax expense	7,518	2,459	205.7%
Income tax expense	—	58	(100.0)%
Net income	$7,518	$2,401	213.1%

Contract operations revenue. Contract operations revenue was $52.7 million for the three months ended June 30, 2014 compared to $33.1 million for the three months ended June 30, 2013, an increase of 58.9%, primarily due to an increase in average revenue generating horsepower and an increase in average revenue per revenue generating horsepower.  Average revenue generating horsepower increased from 829,684 for the three months ended June 30, 2013 to 1,158,804 for the three months ended June 30, 2014, an increase of 39.7%, primarily due to growth in our midstream compression units along with the addition of assets in connection with the S&R Acquisition. Average revenue per revenue generating horsepower per month increased from $13.55 for the three months ended June 30, 2013 to $15.48 for the three months ended June 30, 2014, an increase of 14.2%, primarily due to higher revenue per horsepower per month from the gas lift compression units that were acquired in the S&R Acquisition. Revenue generating horsepower was 1,200,547 at June 30, 2014 compared to 836,427 at June 30, 2013, a 43.5% increase, primarily due to the increase in our fleet size due to organic growth and of operations related to the assets acquired in the S&R Acquisition.

Parts and service revenue. Parts and service revenue was $0.6 million for the three months ended June 30, 2014 compared to $0.2 million during the three months ended June 30, 2013.

Cost of operations, exclusive of depreciation and amortization. Cost of operations was $18.0 million for the three months ended June 30, 2014 compared to $10.1 million for the three months ended June 30, 2013, an increase of 77.6%. The increase is primarily attributable to the increase in our fleet size. The individual expenses increasing as a result of our fleet size include (1) a $2.9 million increase due to labor and training, (2) a $1.4 million increase in lubrication oil expenses, attributable to a 85.8% increase in gallons consumed,

(3) a $1.1 million increase of parts for maintenance expense, (4) a $0.7 million increase related to vehicle maintenance and fuel, (5) a $0.5 million increase due to higher property and other taxes and (6) a $0.3 million increase due to higher retail service expenses. These increases are primarily attributable to the increase in our fleet size due to organic growth and of operations related to the assets acquired in the S&R Acquisition. The cost of operations was 33.8% and 30.4% of revenue for the three months ended June 30, 2014 and 2013, respectively.

Selling, general and administrative expense. Selling, general and administrative expense was $10.2 million for the three months ended June 30, 2014 compared to $5.5 million for the three months ended June 30, 2013, an increase of 83.6%. Approximately $1.9 million of the increase in selling, general and administrative expense is related to a rise in salaries and benefits due to an increase in headcount to support the continued growth of the business, including the growth resulting from the S&R Acquisition as well as to support our operations as a public company.   Other significant increases include (1) a $0.5 million increase due to unit-based compensation expense, (2) a $1.0 million increase due to increased third-party professional fees and (3) a $0.5 million increase of outside services expense, all of which are attributable to increased employee headcount and support services. Selling, general and administrative expense represented 19.1% and 16.7% of revenue for the three months ended June 30, 2014 and 2013, respectively.

(Gain) loss on sale of assets. Gain on sale of assets was $2.5 million for the three months ended June 30, 2014 compared to a loss on sale of assets of $0.1 million for the three months ended June 30, 2013. In the second quarter of 2014 we reported a noncash gain of $2.7 million after completing a purchase option agreement with a customer.

Depreciation and amortization expense. Depreciation and amortization expense was $17.0 million for the three months ended June 30, 2014 compared to $12.2 million for the three months ended June 30, 2013, an increase of 40.0%. The increase is related to an increase in property, plant and equipment, including assets acquired in the S&R Acquisition.

Interest expense. Interest expense was $3.0 million for the three months ended June 30, 2014 compared to $2.9 million for the three months ended June 30, 2013, an increase of 6.0%. Included in interest expense is amortization of deferred loan costs of $0.3 million and $0.5 million for the three months ended June 30, 2014 and 2013, respectively. Interest expense for both periods was related to borrowings under our revolving credit facility and for the three months ended June 30, 2014 included $0.4 million of interest income related to the Superior Transaction. Average borrowings outstanding under our revolving credit facility were $476.6 million for the three months ended June 30, 2014 compared to $345.7 million for the three months ended June 30, 2013. Our revolving credit facility had an interest rate of 2.40% and 2.44% at June 30, 2014 and 2013, respectively, and an average interest rate of 2.28% and 2.45% at June 30, 2014 and 2013, respectively.

Income tax expense. We accrued approximately $58,000 in franchise tax for the three months ended June 30, 2013, and an immaterial amount was accrued during the three months ended June 30, 2014.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013

The following table summarizes our results of operations for the periods presented (in thousands):

	Six Months Ended June 30,		Percent
	2014	2013	Change
Revenues:
Contract operations	$102,022	$65,040	56.9%
Parts and service	1,446	874	65.4%
Total revenues	103,468	65,914	57.0%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	35,714	20,551	73.8%
Selling, general and administrative	18,655	10,443	78.6%
Depreciation and amortization	33,264	23,851	39.5%
(Gain) loss on sale of assets	(2,291)	105	—
Total costs and expenses	85,342	54,950	55.3%
Operating income	18,126	10,964	65.3%
Other income (expense):
Interest expense	(6,592)	(5,934)	11.1%
Other	2	6	(66.7)%
Total other expense	(6,590)	(5,928)	11.1%
Income before income tax expense	11,536	5,036	129.1%
Income tax expense	103	114	(9.6)%
Net income	$11,433	$4,922	132.3%

Contract operations revenue. Contract operations revenue was $102.0 million for the six months ended June 30, 2014 compared to $65.0 million for the six months ended June 30, 2013, an increase of 56.9%, primarily due to an increase in average revenue generating horsepower and an increase in average revenue per revenue generating horsepower. Average revenue generating horsepower increased from 815,629 for the six months ended June 30, 2013 to 1,126,741 for the six months ended June 30, 2014, an increase of 38.1%, primarily due to growth in our midstream compression units along with the addition of assets in connection with the S&R Acquisition. Average revenue per revenue generating horsepower per month increased from $13.57 for the six months ended June 30, 2013 to $15.39 for the six months ended June 30, 2014, an increase of 13.4%, primarily due to higher revenue per horsepower per month from the gas lift compression units that were acquired in the S&R Acquisition. Revenue generating horsepower was 1,200,547 at June 30, 2014 compared to 836,427 at June 30, 2013, a 43.5% increase, primarily due to the increase in our fleet size due to organic growth and of operations related to the assets acquired in the S&R Acquisition.

Parts and service revenue. Parts and service revenue was $1.4 million for the six months ended June 30, 2014 compared to $0.9 million during the six months ended June 30, 2013.

Cost of operations, exclusive of depreciation and amortization. Cost of operations was $35.7 million for the six months ended June 30, 2014 compared to $20.6 million for the six months ended June 30, 2013, an increase of 73.8%. The increase in cost of operations is attributable to (1) a $5.7 million increase in labor and training, (2) a $3.0 million increase in lubrication oil expenses due to a 94.1% increase in gallons consumed, (3) a $2.4 million increase in parts maintenance expense, (4) a $1.1 million increase in vehicle maintenance and fuel, (5) a $0.9 million increase in property and other taxes and (6) a $0.6 million increase in rent and supplies. These increases are primarily attributable to the increase in our fleet size due to organic growth and of operations related to the assets acquired in the S&R Acquisition. The cost of operations was 34.5% of revenue for the six months ended June 30, 2014 as compared to 31.2% for the six months ended June 30, 2013.

Selling, general and administrative expense. Selling, general and administrative expense was $18.7 million for the six months ended June 30, 2014 compared to $10.4 million for the six months ended June 30, 2013, an increase of 78.6%. Approximately $3.7 million of the increase in selling, general and administrative expense related to a rise in salaries and benefits due to an increase in headcount to support the continued growth of the business, including the growth resulting from the S&R Acquisition as well as to support our operations as a public company. Other significant increases include (1) a $1.5 million increase due to unit-based compensation expense and (2) $2.0 million due to professional fees and outside services, both of which are attributable to increased employee headcount and support services. The selling, general and administrative employee headcount increased to support the continued growth of the business. Selling, general and administrative expense represented 18.0% and 15.8% of revenue for the six months ended June 30, 2014 and 2013, respectively.

(Gain) loss on sale of assets. Gain on sale of assets was $2.3 million for the six months ended June 30, 2014 compared to a loss on sale of assets of $0.1 million for the six months ended June 30, 2013. In the second quarter of 2014 we reported a noncash gain of $2.7 million after completing a purchase option agreement with a customer.

Depreciation and amortization expense. Depreciation and amortization expense was $33.3 million for the six months ended June 30, 2014 compared to $23.9 million for the six months ended June 30, 2013, an increase of 39.5%. The increase is related to an increase in property, plant and equipment, including assets acquired in the S&R Acquisition.

Interest expense. Interest expense was $6.6 million for the six months ended June 30, 2014 compared to $5.9 million for the six months ended June 30, 2013, an increase of 11.1%. Included in interest expense is amortization of deferred loan costs of $0.9 million for the six months ended June 30, 2014 and 2013. Interest expense for both periods was related to borrowings under our revolving credit facility and for the six months ended June 30, 2014 included $0.4 million of interest income related to the Superior Transaction. Average borrowings outstanding under our revolving credit facility were $472.8 million for the six months ended June 30, 2014 compared to $354.1 million for the six months ended June 30, 2013. Our revolving credit facility had an interest rate of 2.40% and 2.44% at June 31, 2014 and 2013, respectively, and had an average interest rate of 2.22% and 2.45% at June 30, 2014 and 2013, respectively.

Income tax expense. We accrued approximately $103,000 and $114,000 in franchise tax for the six months ended June 30, 2014 and 2013, respectively.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and amounts available under our revolving credit facility.  Our primary uses of cash have been for our operating expenses, capital expenditures and cash distributions to unitholders.   Depending on market conditions, from time to time we may access the public or private capital markets to finance various partnership activities, including, but not limited to, reducing outstanding borrowings on our revolving credit facility and acquiring businesses or assets.

The following table summarizes our sources and uses of cash for the six months ended June 30, 2014 and 2013 as of the end of the periods presented (in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$31,669	$25,509
Net cash used in investing activities	(188,095)	(52,818)
Net cash provided by financing activities	156,426	27,309

Net cash provided by operating activities. Net cash provided by operating activities increased to $31.7 million for the six months ended June 30, 2014, from $25.5 million for the six months ended June 30, 2013. The increase relates primarily to higher gross operating margin offset by higher selling, general and administrative expenses.

Net cash used in investing activities. Net cash used in investing activities increased to $188.1 million for the six months ended June 30, 2014, from $52.8 million for the six months ended June 30, 2013. The increase relates primarily to purchases of new compression units and related equipment in response to increasing demand.

Net cash provided by financing activities. Net cash provided by financing activities was $156.4 million for the six months ended June 30, 2014, compared to net cash provided by financing activities of $27.3 million for the six months ended June 30, 2013. For the six months ended June 30, 2014, we borrowed $269.5 million primarily to support our purchases of new compression unit equipment, as described above. During May 2014, we completed an equity offering and utilized the net proceeds of $138.0 million to pay down our revolving credit facility.

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

We expect that our maintenance capital expenditure requirements will continue to increase as the overall size and age of our fleet increases. Our aggregate maintenance capital expenditures for the six months ended June 30, 2014 and 2013 were $9.1 million and $6.8 million, respectively.

Given our growth objective, we anticipate that we will continue to make significant expansion capital expenditures. Our expansion capital expenditures for the six months ended June 30, 2014 and 2013 were $179.4 million and $46.1 million, respectively.

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

On June 30, 2014, the Partnership entered into the Superior Transaction with Superior Parties pursuant to which the Partnership granted an irrevocable purchase option to the Superior Parties with respect to the Subject Compressor Packages.

In connection with the execution of the Superior Purchase Option Agreement, on June 30, 2014, the Partnership, entered into a letter agreement regarding a limited consent, amendment and subordination with respect to the Fifth Amended and Restated Credit Agreement to (a) permit the Superior Transaction, (b) permit the lien of the Superior Parties with respect to the Subject Compressor Packages, (c) subordinate the lien of JPMorgan Chase Bank, N.A., as the administrative agent, for the benefit of itself and the other lenders, to the lien and purchase option of the Superior Parties with respect to the Subject Compressor Packages, (d) authorize the release of the lien of the administrative agent, for the benefit of itself and the other lenders, upon the exercise by any Superior Parties of its purchase option with respect to a specific Subject Compressor Package and (e) amend certain other provisions as more specifically set forth therein.

At June 30, 2014, subject to financial covenants, borrowing availability was $305.6 million. The borrowing base consists of eligible accounts receivable, inventory and compression units. The largest component, representing 96% of the borrowing base at each of June 30, 2014 and December 31, 2013, was eligible compression units. Eligible compression units consist of compressor packages that are leased, rented or under service contracts to customers and carried in the financial statements as fixed assets.

As of June 30, 2014, we were in compliance with all of the covenants under the Fifth Amended and Restated Credit Agreement.

Equity Offering

On May 19, 2014, we closed a public offering of 6,600,000 common units, of which we sold 5,600,000 common units and 1,000,000 common units were sold by certain selling unitholders, including USA Compression Holdings and Argonaut (the “Selling Unitholders”), at a price to the public of $25.59. We used the net proceeds of $138.0 million (net of underwriting discounts and commission and offering expenses) to reduce the indebtedness outstanding under our revolving credit facility. USA Compression Holdings and Argonaut granted the underwriters an option to purchase up to an additional 990,000 units to cover over-allotments, which was exercised by the underwriters and closed on May 27, 2014. These sales resulted in USA Compression Holdings’ ownership percentage being reduced from 50.1% to 40.6% and Argonaut’s ownership percentage being reduced from 17.9% to 14.7%. We did not receive any proceeds from the common units sold by the Selling Unitholders.

Distribution Reinvestment Plan

On April 28, 2014, we filed a registration statement on Form S-3 (Reg. No. 333-195526) with the SEC to register the issuance of up to 6,100,000 of our common units in connection with the DRIP, which became effective immediately upon filing. This registration statement replaces the registration statement on Form S-1 (Reg. No. 333-180551), which initially became effective on January 30, 2013, and pursuant to which we issued 1,552,749 common units in the DRIP.  The DRIP provides our common unitholders a means by which they can increase the number of common units they own by reinvesting the quarterly distributions they would otherwise receive in cash, into the purchase of additional common units.  As of August 8, 2014, a total of 2,047,317 common units had been issued pursuant to our DRIP.

Non-GAAP Financial Measures

Adjusted EBITDA

We define Adjusted EBITDA as our net income before interest expense, income taxes, depreciation and amortization expense, unit-based compensation expense, gain (loss) on sale of assets, management fees, interest income on capital leases and transaction expenses related to acquisitions. We view Adjusted EBITDA as one of our primary assessment measures, and we track this item on a monthly basis both as an absolute amount and as a percentage of revenue compared to the prior month, year-to-date and prior year and to budget. Adjusted EBITDA is used as a supplemental financial measure by our management and external users of our financial statements, such as investors and commercial banks, to assess:

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

Adjusted EBITDA does not include interest expense, income taxes, depreciation and amortization expense, unit-based compensation expense, gain (loss) on sale of assets, management fees and transaction expenses related to acquisitions. Because we borrow money under our revolving credit facility and have historically utilized operating leases to finance our operations, interest expense and operating lease expense are necessary elements of our costs. Because we use capital assets, depreciation and impairment of compression equipment is also a necessary element of our costs. Unit-based compensation expense related to equity awards to employees is also necessary to operate our business. Therefore, measures that exclude these elements have material limitations. To compensate for these limitations, we believe that it is important to consider both net income and net cash provided by operating activities determined under GAAP, as well as Adjusted EBITDA, to evaluate our financial performance and our liquidity. Our Adjusted EBITDA excludes some, but not all, items that affect net income and net cash provided by operating activities, and these measures may vary among companies. Management compensates for the limitations of Adjusted EBITDA as an analytical tool by reviewing the comparable GAAP measures, understanding the differences between the measures and incorporating this knowledge into management’s decision making processes.

The following table reconciles Adjusted EBITDA to net income and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$7,518	$2,401	$11,433	$4,922
Interest expense	3,043	2,871	6,592	5,934
Depreciation and amortization	17,044	12,173	33,264	23,851
Income taxes	—	58	103	114
Interest income on capital lease	402	—	402	—
Unit-based compensation expense	1,006	489	2,102	567
Riverstone management fee(1)	—	—	—	49
Transaction expenses for acquisitions (2)	373	—	419	—
Loss (gain) on sale of assets and other	(2,520)	130	(2,257)	130
Adjusted EBITDA	$26,866	$18,122	$52,058	$35,567
Interest expense	(3,043)	(2,871)	(6,592)	(5,934)
Income tax expense	—	(58)	(103)	(114)
Interest income on capital lease	(402)	—	(402)	—
Unit-based compensation expense	(1,006)	(489)	(2,102)	(567)
Riverstone management fee	—	—	—	(49)
Transaction expenses for acquisitions	(373)	—	(419)	—
Other	1,297	959	2,941	1,466
Changes in operating assets and liabilities:
Accounts receivable and advance to employee	(4,749)	(471)	(7,085)	(2,122)
Inventory	1,661	(634)	(921)	(1,665)
Prepaids	645	465	581	370
Other non-current assets	240	(4)	(79)	3,838
Accounts payable	(1,931)	285	(10,011)	(7,074)
Accrued liabilities and deferred revenue	2,395	845	3,803	1,793
Net cash provided by operating activities	$21,600	$16,149	$31,669	$25,509

(1)

Represents management fees paid to Riverstone for services performed prior to the closing of our initial public offering on January 18, 2013. Such fees are not paid by us as a public company; therefore we believe it is useful to investors to view our results excluding these fees.

(2)	Represents certain transaction expenses.

Distributable Cash Flow

We define distributable cash flow as net income plus non-cash interest expense, depreciation and amortization expense, and unit-based compensation expense, less maintenance capital expenditures. Adjusted distributable cash flow is distributable cash flow plus certain transaction expenses relating to acquisitions and other items. We believe distributable cash flow and adjusted distributable cash flow are an important measure of operating performance because they allow management, investors and others to compare basic cash flows we generate (prior to the establishment of any retained cash reserves by our general partner) to the cash distributions we expect to pay our unitholders. Using distributable cash flow and adjusted distributable cash flow, management can quickly compute the coverage ratio of estimated cash flows to planned cash distributions. Our distributable cash flow or adjusted distributable cash flow may not be comparable to a similarly titled measure of another company because other entities may not calculate distributable cash flow and adjusted distributable cash flow in the same manner.

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

The following table reconciles distributable cash flow and adjusted distributable cash flow to net income, its most directly comparable GAAP financial measure, for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$7,518	$2,401	$11,433	$4,922
Plus: Non-cash interest expense	292	471	874	924
Plus: Depreciation and amortization	17,044	12,173	33,264	23,851
Plus: Unit-based compensation expense	1,006	489	2,102	567
Less: Maintenance capital expenditures(1)	3,849	3,667	9,137	6,785

Distributable cash flow	$22,011	$11,867	$38,536	$23,479

Transaction expenses and other	373	—	419	—
(Gain) loss on sale of equipment	(2,520)	130	(2,257)	130
Adjusted distributable cash flow	$19,864	$11,997	$36,698	$23,609

(1)   Reflects actual maintenance capital expenditures for the period presented. Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets, to maintain the operating capacity of our assets and extend their useful lives, or other capital expenditures that are incurred in maintaining our existing business and related cash flow.

Off Balance Sheet Arrangements

We have not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities except as disclosed in the contractual cash obligations table and Note 10(d) in the notes to our unaudited condensed consolidated financial statements.

Recent Accounting Pronouncement

See Note 9 to the Financial Statements.

ITEM 3.                        Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to any natural gas in connection with our services and, accordingly, have no direct exposure to fluctuating commodity prices. The demand for our compression services, however, depends upon the continued demand for, and production of, natural gas and crude oil. Lower natural gas prices or crude oil prices over the long term could result in a decline in the production of natural gas or crude oil, which could result in reduced demand for our compression services. We do not intend to hedge our indirect exposure to fluctuating commodity prices.

Interest Rate Risk

We are exposed to market risk due to variable interest rates under our financing arrangements.

As of June 30, 2014 we had approximately $452.0 million of variable-rate outstanding indebtedness at a weighted-average interest rate of 2.2%. A 1% increase or decrease in the effective interest rate on our variable-rate outstanding debt at June 30, 2014 would result in an annual increase or decrease in our interest expense of approximately $4.5 million.

For further information regarding our use exposure to interest rate fluctuations on a portion of our debt obligations see Note 6 to the Financial Statements. We may, in the future, hedge all or a portion of our variable rate debt.

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

ITEM 4.                        Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on their evaluation, as of June 30, 2014, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

ITEM 1A.               Risk Factors

Security holders and potential investors in our securities should carefully consider the risk factors set forth in Part I, “Item 1A. Risk Factors” of the 2013 Annual Report.  We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

ITEM 6.                        Exhibits

Exhibit No.	Description
3.1

Certificate of Limited Partnership of USA Compression Partners, LP (incorporated by reference to Exhibit 3.1 to Amendment No. 3 of the Partnership’s registration statement on Form S-1 (Registration No. 333-174803) filed on December 21, 2011)

3.2

First Amended and Restated Agreement of Limited Partnership of USA Compression Partners, LP (incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on January 18, 2013)

10.1

Letter Agreement by and among USA Compression Partners, LLC, USAC Leasing, LLC, USA Compression Partners, LP, USAC Leasing 2, LLC, USAC OpCo 2, LLC, the Lenders party thereto and JPMorgan Chase Bank, N.A., in its capacity as administrative agent for the Lenders, dated as of June 30, 2014 (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on July 3, 2014).

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

August 12, 2014	USA Compression Partners, LP

	By:	USA Compression GP, LLC
its General Partner

	By:	/s/ Eric D. Long
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Joseph C. Tusa, Jr.
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

	By:	/s/ Mike Lenox
VP — Finance and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1

Certificate of Limited Partnership of USA Compression Partners, LP (incorporated by reference to Exhibit 3.1 to Amendment No. 3 of the Partnership’s registration statement on Form S-1 (Registration No. 333-174803) filed on December 21, 2011)

3.2

First Amended and Restated Agreement of Limited Partnership of USA Compression Partners, LP (incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on January 18, 2013)

10.1

Letter Agreement by and among USA Compression Partners, LLC, USAC Leasing, LLC, USA Compression Partners, LP, USAC Leasing 2, LLC, USAC OpCo 2, LLC, the Lenders party thereto and JPMorgan Chase Bank, N.A., in its capacity as administrative agent for the Lenders, dated as of June 30, 2014 (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on July 3, 2014).

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