Form 10-Q
period 2014-09-30
USA Compression Partners, LP
filed 2014-11-07
CIK 1522727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2014

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 6, 2014, there were 30,716,424,  common units and 14,048,588 subordinated units outstanding.

i

PART I.  FINANCIAL INFORMATION

ITEM 1.Financial Statements

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except for unit amounts)

(unaudited)

	September 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$7	$7
Accounts receivable:
Trade	23,800	20,079
Other	2,779	350
Inventory	8,749	9,940
Prepaid expenses	1,387	2,400
Total current assets	36,722	32,776
Property and equipment, net	1,075,939	852,966
Installment receivable	20,948	—
Identifiable intangible assets	83,253	85,941
Goodwill	208,055	208,055
Other assets	5,395	6,146
Total assets	$1,430,312	$1,185,884
Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$29,985	$34,629
Accrued liabilities	35,560	10,412
Deferred revenue	14,306	11,912
Total current liabilities	79,851	56,953
Long-term debt	509,681	420,933
Other liabilities	—	271
Partners’ capital:
Limited partner interest:
Common units, 30,711,733 and 23,561,780 units issued and outstanding, respectively	596,883	447,562
Subordinated units, 14,048,588 issued and outstanding each period	229,787	245,592
General partner interest	14,110	14,573
Total partners’ capital	840,780	707,727
Total liabilities and partners’ capital	$1,430,312	$1,185,884

See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except unit amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Contract operations	$55,293	$37,925	$157,317	$102,964
Parts and service	1,752	437	3,198	1,311
Total revenues	57,045	38,362	160,515	104,275
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	19,430	11,922	55,145	32,473
Selling, general and administrative	10,443	8,313	29,098	18,756
Depreciation and amortization	18,261	13,377	51,525	37,227
Loss (gain) on sale of assets	63	(52)	(2,228)	53
Impairment of compression equipment	1,163	—	1,163	—
Total costs and expenses	49,360	33,560	134,703	88,509
Operating income	7,685	4,802	25,812	15,766
Other income (expense):
Interest expense	(2,677)	(3,029)	(9,269)	(8,963)
Other	5	2	6	7
Total other expense	(2,672)	(3,027)	(9,263)	(8,956)
Net income before income tax expense	5,013	1,775	16,549	6,810
Income tax expense	—	63	103	176
Net income	$5,013	$1,712	$16,446	$6,634
Less:
Earnings allocated to general partner prior to initial public offering on January 18, 2013	$—	$—	$—	$5
Earnings available for limited partners prior to initial public offering on January 18, 2013	$—	$—	$—	$530
Net income subsequent to initial public offering on January 18, 2013	$5,013	$1,712	$16,446	$6,099
Net income subsequent to initial public offering allocated to:
General partner’s interest in net income	$194	$34	$467	$122
Limited partners’ interest in net income:
Common units	$3,338	$941	$11,133	$3,196
Subordinated units	$1,481	$737	$4,846	$2,781
Weighted average common units outstanding:
Basic	30,460,239	17,947,198	27,197,912	16,142,989
Diluted	30,517,689	17,988,650	27,263,124	16,173,877
Weighted average subordinated units outstanding:
Basic and diluted	14,048,588	14,048,588	14,048,588	14,048,588
Net income per common unit:
Basic	$0.11	$0.05	$0.41	$0.20
Diluted	$0.11	$0.05	$0.41	$0.20
Net income per subordinated unit:
Basic and diluted	$0.11	$0.05	$0.34	$0.20
Distributions paid per limited partner unit in respective periods	$0.50	$0.44	$1.47	$0.79

See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Partners’ Capital

Nine Months Ended September 30, 2014

(in thousands)

(unaudited)

	Partners’ Capital					Total
	Common Units		Subordinated Units		General Partner	Partners’
	Units	Amount	Units	Amount	Amount	Capital
Partners’ capital, December 31, 2013	23,562	$447,562	14,049	$245,592	$14,573	$707,727
Vesting of phantom units	68	1,591	—	—	—	1,591
General partner contribution	—	—	—	—	294	294
Cash distributions and DERs	—	(38,337)	—	(20,651)	(1,224)	(60,212)
Proceeds from issuance of common units	7,082	175,827	—	—	—	175,827
Unit-based compensation	—	277	—	—	—	277
Modification of unit-based compensation	—	(1,170)	—	—	—	(1,170)
Net income	—	11,133	—	4,846	467	16,446
Partners’ capital, September 30, 2014	30,712	$596,883	14,049	$229,787	$14,110	$840,780

See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$16,446	$6,634
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,525	37,227
Amortization of debt issue costs, discount	917	1,396
Unit-based compensation expense	2,956	905
Net (gain) loss on sale of assets	(2,228)	53
Impairment of compression equipment	1,163	—
Changes in assets and liabilities:
Accounts receivable and advances to employees	(1,861)	(5,468)
Inventory	1,191	(3,133)
Prepaids	1,013	216
Other noncurrent assets	(76)	3,838
Accounts payable	(6,986)	(11,564)
Accrued liabilities and deferred revenue	6,541	11,574
Net cash provided by operating activities	70,601	41,678
Cash flows from investing activities:
Capital expenditures	(275,229)	(108,906)
Proceeds from sale of property and equipment	621	123
Acquisitions, net of cash	—	3,667
Net cash used in investing activities	(274,608)	(105,116)
Cash flows from financing activities:
Proceeds from long-term debt	390,088	177,888
Payments on long-term debt	(301,340)	(289,848)
Net proceeds from issuance of common units	137,285	180,555
Cash distributions	(22,228)	(9,129)
General partner contribution	294	4,009
Financing costs	(92)	(37)
Net cash provided by financing activities	204,007	63,438
Increase in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	7	7
Cash and cash equivalents, end of period	$7	$7
Supplemental cash flow information:
Cash paid for interest	$9,324	$7,982
Cash paid for taxes	$115	$196

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

The Partnership, through its wholly- owned subsidiaries (the “Operating Subsidiaries”), primarily provides natural gas compression services under term contracts with customers in the oil and gas industry, using natural gas compressor packages that it designs, engineers, owns, operates and maintains. The condensed consolidated financial statements include the accounts of the Partnership and the Operating Subsidiaries and all intercompany balances and transactions have been eliminated in consolidation.

Our ownership is as follows:

	September 30, 2014
	USA
	Compression	Argonaut and
	Holdings	Related Parties	Public	Total
General partner interest	1.7%	—	—	1.7%
Limited partner interest:
Common unitholders	10.1%	16.2%	41.2%	67.5%
Subordinated unitholders	30.8%	—	—	30.8%
Total	42.6%	16.2%	41.2%	100.0%

Partnership net income (loss) is allocated to the partners in proportion to their respective interest in the Partnership.

(b)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared on the same basis as the audited consolidated financial statements included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2013 (“2013 Annual Report”). In the opinion of the Partnership’s management, such financial information reflects all adjustments necessary for a fair presentation of the financial position as of September 30, 2014 and December 31, 2013, and the results of operations for the three months and nine months ended September 30, 2014 and 2013 and changes in partners’ capital and changes in cash flows for nine months ended September 30, 2014 , respectively, in accordance with accounting principles generally accepted in the United States (“GAAP”). Operating results for the three months and nine months ended September 30, 2014 and 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. All intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, these consolidated financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements for the year ended December 31, 2013 contained in our 2013 Annual Report filed on February 20, 2014. As the closing of the Partnership’s initial public offering (“IPO”) occurred on January 18, 2013, the earnings and earnings per unit for the nine months ended September 30, 2013 have been pro-rated to reflect earnings on a pre-IPO and post-IPO basis.

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

(d)  Intangible Assets

As of September 30, 2014, identifiable intangible assets, net consisted of the following (in thousands):

	Customer
	Relationships	Trade Names	Non-compete	Total
Outstanding at December 31, 2013	$71,388	$13,728	$825	$85,941
Amortization	(2,051)	(468)	(169)	(2,688)
Outstanding and exercisable at September 30, 2014	$69,337	$13,260	$656	$83,253

Intangible assets are amortized on a straight line basis over their estimated useful lives, which is the period over which the assets are expected to contribute directly or indirectly to the Partnership’s future cash flows. As of September 30, 2014, the amortization periods of identifiable customer relationships and identifiable trade names vary between 20 and 30 years and the amortization period of identifiable non-compete is 4 years.

The Partnership assesses intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Partnership did not record any impairment of intangible assets for the three and nine months ended September 30, 2014 or for the three and nine months ended September 30, 2013.

(e)  Property and Equipment

Property and equipment are carried at cost. Overhauls and major improvements that increase the value or extend the life of compressor equipment are capitalized and depreciated over 3 to 5 years. Ordinary maintenance and repairs are charged to income. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Compression equipment	25 years
Furniture and fixtures	7 years
Vehicles and computer equipment	3 - 7 years
Leasehold improvements	5 years

See more information on property and equipment in Note 4 to our unaudited condensed consolidated financial statements.

(f)   Impairments of Long-Lived Assets

Long-lived assets with recorded values that are not expected to be recovered through future cash flows are written-down to estimated fair value. An asset shall be tested for impairment when events or circumstances indicate that its carrying value may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value exceeds the sum of the undiscounted cash flows, an impairment loss equal to the amount of the carrying value exceeding the fair value of the asset is recognized. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, is based on an estimate of discounted cash flows.  See Note 4 for discussion of the impairment of compression equipment recorded in the three and nine months ended September 30, 2014.

(g)   Fair Value of Financial Instruments

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

The Partnership’s financial instruments consist primarily of cash and cash equivalents, trade accounts receivable, trade accounts payable and senior debt. The book values of cash and cash equivalents, trade accounts receivable and trade accounts payable are representative of fair value due to their short -term maturity. The carrying amounts of senior debt approximate fair value due to the variable interest rates charged on the outstanding senior debt.

Awards granted to employees under the 2013 Long Term Incentive Plan (the “LTIP”) are accounted for as liabilities and the liability is re-measured on a quarterly basis.  The liability is based on the publicly quoted price of the Partnership’s common units, which is considered a Level 1 input.

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

There were no adjustments during the nine months ended September 30, 2014 to the S&R Acquisition purchase accounting disclosed in the Partnership’s 2013 Annual Report. Expenses associated with acquisition activities and transaction activities related to the S&R Acquisition for the nine months ended September 30, 2014 and the year ended December 31, 2013 were $0.05 million and $2.1 million, respectively, and are included in selling, general and administrative expenses (“SG&A”).

Revenue, Net Income and Pro Forma Financial Information — Unaudited

The assets acquired in the S&R Acquisition were not included in the Partnership’s consolidated results until the closing date of August 30, 2013. The unaudited pro forma financial information was prepared assuming the S&R Acquisition occurred on January 1, 2013. The financial information was derived from the Partnership’s unaudited historical condensed consolidated financial statements for the three and nine months ended September 30, 2013 and S&R’s unaudited interim financial statements for the three and nine months ended September 30, 2013.

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

	Three months ended	Nine months ended
	September 30, 2013	September 30, 2013(1)
Total revenues	$44,934	$127,547
Net income	$3,822	$13,269
Basic and diluted net income per common unit:	$0.10	$0.34
Basic and diluted net income per subordinated unit:	$0.10	$0.34

(1)	The Partnership did not complete its initial public offering until January 18, 2013.

In preparing the pro forma financial information, certain information was derived from financial records and certain information was estimated. The sources of information and significant assumptions are described below:

(a)

Revenues and direct operating expenses for S&R were derived from the historical financial records of S&R. Incremental revenue related to the S&R Acquisition was $6.6 million and $23.3 million for the three and nine months ended September 30, 2013, respectively. Incremental operating costs related to the S&R Acquisition were $2.9 million and $10.3 million for the three and nine months ended September 30, 2013, respectively.

(b)

Depreciation and amortization was estimated using the straight-line method and reflects the incremental depreciation and amortization expense incurred due to adding the compression assets and intangible assets at fair value. Incremental depreciation and amortization was estimated at $1.6 million and $6.4 million for the three and nine months ended September 30, 2013, respectively.

(c)	The S&R Acquisition was financed solely with common units issued as consideration for the acquired assets and liabilities.

(d)

The capital contribution made by the General Partner to maintain its 2% general partner interest in the Partnership in connection with the issuance of common units in the S&R Acquisition was used to pay down the Partnership’s revolving credit facility resulting in a reduction of interest expense. Incremental interest expense reduction was estimated at $0.05 million and $0.1 million for the three and nine months ended September 30, 2013.

(3)  Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts of $0.6 million and $0.2 million at September 30, 2014 and December 31, 2013, respectively, is the Partnership’s best estimate of the amount of probable credit losses in the Partnership’s existing accounts receivable. The Partnership determines the allowance based upon historical write-off experience and the specific circumstances. The Partnership does not have any off-balance-sheet credit exposure related to its customers.

(4)  Property and Equipment

Property and equipment consisted of the following at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Compression equipment	$1,209,011	$950,823
Furniture and fixtures	543	706
Automobiles and vehicles	16,945	12,476
Computer equipment	11,010	5,636
Leasehold improvements	530	116
Total	1,238,039	969,757
Less accumulated depreciation and amortization	(162,100)	(116,791)
Total	$1,075,939	$852,966

We recognized $17.4 million and $12.6 million of depreciation expense on property and equipment for three months ended September 30, 2014 and 2013, respectively. We recognized $48.8 million and $34.9 million of depreciation expense on property and equipment for the nine months ended September 30, 2014 and 2013, respectively.

At September 30, 2014 and December 31, 2013, there were $37.0 million and $15.8 million, respectively, of property and equipment purchases in accounts payable and accrued liabilities.

During the quarter ended September 30, 2014, the Partnership determined that certain compression equipment was no longer going to be utilized in its operating fleet.  This compression equipment was written down to its respective fair value, measured using quoted market prices or, in the absence of quoted market prices, based on an estimate of discounted cash flows.  The Partnership recorded a $1.2 million impairment of compression equipment for the three and nine months ended September 30, 2014, and no such impairment for the three and nine months ended September 30, 2013.

(5)  Installment Receivable

On June 30, 2014, the Partnership entered into a FMV Bargain Purchase Option Grant Agreement (the “Capital Lease Transaction”) with a customer, pursuant to which the Partnership granted a bargain purchase option to the customer with respect to certain compressor packages leased to the customer (each a “Subject Compressor Package”). The bargain purchase option provides the customer with an option to acquire the equipment at a value significantly less than the fair market value at the end of the lease term.

The Capital Lease Transaction was accounted for as a sales type lease and resulted in a current installment receivable of $2.7 million included in other accounts receivable and a long-term installment receivable of $20.9 million at September 30, 2014. Additionally, the Partnership recorded a $2.8 million gain on sale of assets related to the Capital Lease Transaction for the nine months ended September 30, 2014.

(6) Accrued Liabilities

Other current liabilities included accrued salaries and benefits expenses and accrued property taxes.  The Partnership recognized $6.1 million and $2.2 million of accrued salaries and benefits expenses as of September 30, 2014 and December 31, 2013, respectively.  The Partnership recognized $4.5 million and $3.2 million of accrued property taxes as of September 30, 2014 and December 31, 2013, respectively.

(7)  Long-Term Debt

The long-term debt of the Partnership, of which there is no current portion, consisted of the following at September 30, 2014 and December 31, 2013 (in thousands):

	September 30,	December 31,
	2014	2013
Senior debt	$509,681	$420,933

Description of Revolving Credit Facility

On June 1, 2012, the Partnership entered into a third amendment to our credit agreement whereby the aggregate commitment under the revolving credit facility increased from $500 million to $600 million. In addition, on June 1, 2012, the Partnership entered into a Fourth Amended and Restated Credit Agreement in order to provide a covenant structure that was more appropriate for a public company than was the prior credit agreement, including a reduction of the applicable margin for LIBOR loans to a range of 175 to 250 basis points above LIBOR, depending on the Partnership’s leverage ratio. This amended and restated credit agreement went effective on January 18, 2013, the closing date of the Partnership’s initial public offering, was secured by a first priority lien against our assets and had a scheduled maturity of October 5, 2015. On December 10, 2012, the Partnership amended the Fourth Amended and Restated Credit Agreement to extend the periods during which the maximum funded debt to EBITDA ratio thresholds would apply.

On December 13, 2013, the Partnership entered into a Fifth Amended and Restated Credit Agreement whereby the aggregate commitment under the revolving credit facility increased from $600 million to $850 million (subject to availability under our borrowing base and a further potential increase of $100 million) and reduced the applicable margin for LIBOR loans to a range of 150 to 225 basis points above LIBOR, depending on the Partnership’s leverage ratio. The revolving credit facility is secured by a first priority lien against the Partnership’s assets and matures on December 13, 2018, at which point all amounts outstanding will become due.

The Fifth Amended and Restated Credit Agreement permits us to make distributions of Available Cash to unitholders so long as (a) no default under the facility has occurred, is continuing or would result from the distribution, (b) immediately prior to and after giving effect to such distribution, the Partnership is in compliance with the facility’s financial covenants and (c) immediately after giving effect to such distribution, the Partnership has availability under the revolving credit facility of at least $20 million. In addition, the Fifth Amended and Restated Credit Agreement contains various covenants that may limit, among other things, the Partnership’s ability to (subject to certain exceptions):

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

On June 30, 2014, the Partnership entered into the Capital Lease Transaction pursuant to which the Partnership granted an irrevocable purchase option to a customer with respect to the Subject Compressor Packages.

In connection with the execution of the Capital Lease Transaction, on June 30, 2014, the Partnership entered into a letter agreement regarding a limited consent, amendment and subordination with respect to the Fifth Amended and Restated Credit Agreement to (a) permit the Capital Lease Transaction, (b) permit the lien of the customer with respect to the Subject Compressor Packages, (c) subordinate the lien of JPMorgan Chase Bank, N.A., as the administrative agent, for the benefit of itself and the other lenders, to the lien and purchase option of the customer with respect to the Subject Compressor Packages, (d) authorize the release of the lien of the administrative agent, for the benefit of itself and the other lenders, upon the exercise by the customer of its purchase option with respect to a specific Subject Compressor Package and (e) amend certain other provisions as more specifically set forth therein.

At September 30, 2014 and December 31, 2013, the Partnership was in compliance with all of its covenants under the Fifth Amended and Restated Credit Agreement.

At September 30, 2014, subject to financial covenants, borrowing availability under the revolving credit facility was $288.4 million. The borrowing base consists of eligible accounts receivable, inventory and compression units. The largest component, representing 96% of the borrowing base at each of September 30, 2014 and December 31, 2013, was eligible compression units. Eligible compression units consist of compressor packages that are leased, rented or under service contracts to customers and carried in the financial statements as fixed assets.

In the event that any of the Operating Subsidiaries guarantees any series of the debt securities as described in the Partnership’s registration statement filed on Form S-3 (Reg. No. 333-193724), such guarantees will be full and unconditional and made on a joint and several basis for the benefit of each holder and the Trustee. However, such guarantees are subject to release, subject to certain limitations, as follows (i) upon the sale, exchange or transfer, whether by way of a merger or otherwise, to any Person that is not an Affiliate of the Partnership, of all the Partnership’s direct or indirect limited partnership or other equity interest in such Subsidiary Guarantor; or (ii) upon the Partnership’s or USA Compression Finance Corp.’s (together, the “Issuers”) delivery of a written notice to the Trustee of the release or discharge of all guarantees by such Subsidiary Guarantor of any Debt of the Issuers other than obligations arising under this Indenture and any Debt Securities issued hereunder, except a discharge or release by or as a result of payment under such guarantees (as such capitalized terms are defined in the Form of Indenture filed as exhibit 4.1 to such registration statement).

(8)  Partners’ Capital

At November 6, 2014, USA Compression Holdings held 4,600,086 common units and 14,048,588 subordinated units and controlled USA Compression GP, LLC, which held an approximate 1.7% general partner interest and the incentive distribution rights (“IDRs”). See the Unaudited Condensed Consolidated Statement of Changes in Partners’ Capital.

Subordinated Units

All of the subordinated units are held by USA Compression Holdings. The First Amended and Restated Agreement of Limited Partnership of the Partnership (the “Partnership Agreement”) provides that, during the subordination period, the common units have the right to receive distributions of Available Cash from Operating Surplus (each as defined in the Partnership Agreement) each quarter in an amount equal to $0.425 per common unit (the “Minimum Quarterly Distribution”), plus any arrearages in the payment of the Minimum Quarterly Distribution from Operating Surplus on the common units from prior quarters, before any distributions of Available Cash from Operating Surplus may be made on the subordinated units. These units are deemed “subordinated” because for a period of time, referred to as the subordination period, the subordinated units will not be entitled to receive any distributions from Operating Surplus until the common units have received the Minimum Quarterly Distribution plus any arrearages from prior quarters. The practical effect of the subordinated units is to increase the likelihood that during the subordination period there will be Available Cash from Operating Surplus to be distributed on the common units. The subordination period will end on the first business day after the Partnership has earned and paid at least (i) $1.70 (the Minimum Quarterly Distribution on an annualized basis) on each outstanding unit and the corresponding distribution on the General Partner’s percentage interest, which is currently approximately 1.7% (the “General Partner’s Interest”), for each of three consecutive, non-overlapping four-quarter periods ending on or after December 31, 2015 or (ii) $2.55  (150.0% of the annualized Minimum Quarterly Distribution) on each outstanding unit and the corresponding distributions on the General Partner’s Interest and the related distribution on the incentive distribution rights for the four-quarter period immediately preceding that date. When the subordination period ends, all subordinated units will convert into common units on a one-for-one basis, and all common units thereafter will no longer be entitled to arrearages.

Cash Distributions

The Partnership has declared quarterly distributions per unit to unitholders of record, including holders of common and subordinated units and the General Partner’s Interest and IDRs held by the General Partner as follows (in millions, except distribution per unit):

	Distribution per		Amount Paid to	Amount Paid to	Amount Paid to
	Limited Partner		Common	Subordinated	General	Total
Payment Date	Unit		Unitholders	Unitholder	Partner	Distribution
May 15, 2013	$0.348	(1)	$5.2	$4.9	$0.2	$10.3
August 14, 2013	0.44		6.7	6.2	0.3	13.2
November 14, 2013	0.46		10.6	6.5	0.3	17.4
February 14, 2014	0.48		11.3	6.7	0.4	18.4
May 15, 2014	0.49		11.8	6.9	0.4	19.1
August 14, 2014	0.50		15.1	7.0	0.5	22.6

(1)	Prorated to reflect 72 days of quarterly cash distribution rate of $0.435 per unit.

The Partnership Agreement requires that, within 45 days after the end of each quarter, the Partnership distribute all of its Available Cash to the partners of record on the applicable record date. Certain limited partners, including USA Compression Holdings and Argonaut and certain of its related parties, have elected to receive distributions in the form of additional common units in accordance with the DRIP. Distributions to these holders relating to the fourth quarter of 2013, first quarter of 2014 and second quarter of 2014, which were paid during the nine months ended September 30, 2014, were reinvested pursuant to the DRIP. Such distributions totaled $38.5 million and are treated as non-cash transactions in the accompanying Statements of Cash Flows for the nine months ended September 30, 2014.

On October 23, 2014, the Partnership announced a cash distribution of $0.505 per unit on its common and subordinated units. The distribution will be paid on November 14, 2014 to unitholders of record as of the close of business on November 4, 2014. USA Compression Holdings, the owner of 41.7% of the Partnership’s outstanding limited partner interests, and Argonaut and certain of its related parties, the owners of 16.2% of the Partnership’s outstanding limited partner interests, have elected to reinvest all of this distribution with respect to their units pursuant to the DRIP.

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

Earnings Per Common and Subordinated Unit

The computations of earnings per common unit and subordinated unit are based on the weighted average number of common units and subordinated units, respectively, outstanding during the applicable period. The Partnership’s subordinated units and general partner interest (including its IDRs) meet the definition of participating securities as defined by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260 Earnings Per Share; therefore, the Partnership is required to use the two-class method in the computation of earnings per unit. Basic earnings per common unit and subordinated unit are determined by dividing net income allocated to the common units and subordinated units, respectively, after deducting the amount allocated to the General Partner (including distributions to the General Partner on its IDRs), by the weighted average number of outstanding common units and subordinated units, respectively, during the period. Net income is allocated to the common units, subordinated units and the general partner based on their respective shares of the distributed and undistributed earnings for the period. To the extent cash distributions exceed net income for the period, the excess distributions are allocated to all participating units outstanding based on their respective ownership percentages. Diluted earnings per unit are computed using the treasury stock method, which considers the potential issuance of limited partner units associated with the Partnership’s 2013 LTIP.

Incentive Distribution Rights

The General Partner holds all of the IDRs. The following table illustrates the percentage allocations of Available Cash from Operating Surplus between the unitholders and the General Partner based on the specified target distribution levels. The amounts set forth under “Marginal percentage interest in distributions” are the percentage interests of the General Partner and the unitholders in any Available Cash from Operating Surplus the Partnership distributes up to and including the corresponding amount in the column “Total quarterly distribution per unit.” The percentage interests shown for our unitholders and the General Partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below for the General Partner include its General Partner’s Interest, and assume (i) the General Partner has contributed any additional capital necessary to maintain its General Partner’s Interest and has not transferred its IDRs  and (ii) there are no arrearages.

		Marginal percentage interest
	Total quarterly	in distributions
	distribution per unit	Unit holders	General Partner
Minimum Quarterly Distribution	$0.425	98.3%	1.7%
First Target Distribution	up to $0.4888	98.3%	1.7%
Second Target Distribution	above $0.4888 up to $0.5313	85.3%	14.7%
Third Target Distribution	above $0.5313 up to $0.6375	75.3%	24.7%
Thereafter	above $0.6375	50.3%	49.7%

(9)  Transactions with Related Parties

For the nine months ended September 30, 2013, the Partnership incurred $0.05 million of expenses related to a management fee under an agreement between USA Compression Holdings, LLC and certain of its affiliates. No management fees were incurred during the nine months ended September 30, 2014.

William Shea, who has served as a director of USA Compression GP, LLC since June 2011, also served as a director and the chief executive officer of the general partner of PVR Partners, L.P. (“PVR”) starting in March 2010. On March 21, 2014, PVR merged with and into Regency Energy Partners LP, a Delaware limited partnership (“Regency”), with Regency as the surviving limited partnership (the “Merger”). As a result of the Merger, the separate limited partnership existence of PVR ceased, and Regency continued its existence as the surviving limited partnership. For the three months ended September 30, 2013, subsidiaries of PVR made compression service payments to us of approximately $0.8 million. For the nine months ended September 30, 2014 and 2013, subsidiaries of PVR made compression service payments to us of approximately $0.6 million and $2.2 million, respectively.

The Partnership provides compression services to entities controlled by Riverstone, who owned a majority of the membership interest in USA Compression Holdings, which owns and controls the General Partner and owned 41.7% of our limited partner interests at November 6, 2014. For each of the three months ended September 30, 2014 and 2013, such controlled entities made compression service payments to the Partnership of approximately $0.1 million. For each of the nine months ended September 30, 2014 and 2013, such controlled entities made compression service payments to the Partnership of approximately $0.3 million and $0.4 million, respectively. The Partnership may provide compression services to additional entities controlled by Riverstone in the future; any significant transactions will be disclosed.

(10)  Recent Accounting Pronouncement

In May 2014, the FASB issued an update to the authoritative guidance related to clarifying the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The standard is updated in order to:

•	remove inconsistencies and weaknesses in revenue requirements;
•	provide a more robust framework for addressing revenue issues;
•	improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets;
•	provide more useful information to users of financial statements through improved disclosure requirements; and
•	simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer.

The amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Partnership is currently evaluating the impact, if any, of this standard on the condensed consolidated financial statements.

(11)  Commitments and Contingencies

(a)  Major Customers

The Partnership had revenue from one customer representing 11.3% and 14.7% of total revenue for the three months ended September 30, 2014 and 2013, respectively. The Partnership had revenue from one customer representing 11.7% and 14.3% of total revenue for the nine months ended September 30, 2014 and 2013, respectively.

(b)  Litigation

From time to time, the Partnership and its subsidiaries may be involved in various legal or governmental proceedings and litigation arising in the ordinary course of business. In management’s opinion, the resolution of such matters is not expected to have a material adverse effect on the Partnership’s consolidated financial position, results of operations or cash flows.

(c)  Equipment Purchase Commitments

The Partnership’s future capital commitments are comprised of binding commitments under purchase orders for new compression units ordered but not received. The commitments as of September 30, 2014 were $374.8 million, of which $362.1 million are expected to be settled within the next twelve months.

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

General Trends and Outlook

Our midstream compression units have generally experienced stable rates since 2011 through the third quarter of 2014.  In our gas lift fleet, we have continued to experience strong market demand and, as a result, attractive pricing. We intend to grow the number of midstream and gas lift horsepower units in our fleet. While midstream horsepower units in general allow us to generate higher gross operating margins than gas lift units, they also generate lower average monthly revenue per revenue generating horsepower.

Our ability to increase our revenues is dependent in large part on our ability to add new revenue generating compression units to our fleet and increase the utilization of idle compression units. For the year ending December 31, 2014, we have ordered and expect to be delivered approximately 352,000 horsepower of new compression unit equipment, up from the 220,000 horsepower that we expected to be delivered during 2014 at year end December 31, 2013. Revenue generating horsepower increased by 21.6% from September 30, 2013 to September 30, 2014. We continue to have utilization rates in excess of 90%. The average revenue generating horsepower increased by 33.3% from the three months ended September 30, 2013 to the three months ended September 30, 2014. According to the Annual Energy Outlook 2014 prepared by the Energy Information Agency (“EIA”), natural gas production from shale formations is expected to increase from 40% of total U.S. natural gas production in 2012 to 53% in 2040. Over the same period, total natural gas production is expected to increase 56% from 24 trillion cubic feet (“Tcf”) to 38 Tcf. In addition, the EIA forecasts that total domestic crude oil production will increase by 48% from 2012 to 2019 to 9.6 MMBbls/d, and more importantly, forecasts tight oil production to account for 50% of the total U.S. production in 2019 — an increase from 35% in 2012. We anticipate this activity will result in higher demand for our compression services, which we believe will result in increasing revenues. However, the expected increase in natural gas and crude oil activity and demand for our compression services may not occur for a variety of reasons. Please read “Disclosure Regarding Forward-Looking Statements”.

Operating Highlights

The following table summarizes certain horsepower and horsepower utilization percentages for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Fleet horsepower (at period end)(1)	1,452,833	1,162,353	1,452,833	1,162,353
Revenue generating horsepower (at period end)(2)	1,259,387	1,035,664	1,259,387	1,035,664
Average revenue generating horsepower(3)	1,224,938	919,202	1,159,473	850,153
Revenue generating compression units (at period end)	2,488	2,053	2,488	2,053
Horsepower utilization(4):
At period end	93.5%	94.5%	93.5%	94.5%
Average for the period(5)	94.0%	94.3%	94.3%	93.6%

(1)

Fleet horsepower is horsepower for compression units that have been delivered to us (and excludes units on order). As of September 30, 2014, approximately 240,000 horsepower had been delivered. Approximately 112,000 horsepower is expected to be delivered during the fourth quarter of 2014, totaling 352,000 horsepower expected to be delivered during 2014.

(2)	Revenue generating horsepower is horsepower under contract for which we are billing a customer.

(3)	Calculated as the average of the month-end horsepower per revenue generating horsepower for each of the months in the period.

(4)

Horsepower utilization is calculated as (i)(a) revenue generating horsepower plus (b) horsepower in our fleet that is under contract, but is not yet generating revenue plus (c) horsepower not yet in our fleet that is under contract and not yet generating revenue and that is subject to a purchase order, divided by (ii) total available horsepower less idle horsepower that is under repair. Horsepower utilization based on revenue generating horsepower and fleet horsepower at September 30, 2014 and 2013 was 86.7% and 89.1%, respectively.

(5)

Calculated as the average utilization for the months in the period based on utilization at the end of each month in the period. Average horsepower utilization based on revenue generating horsepower and fleet horsepower for the three months ended September 30, 2014 and 2013 was 87.5% and 87.8%, respectively.  Average horsepower utilization based on revenue generating horsepower and fleet horsepower for the nine months ended September 30, 2014 and 2013 was 87.5% and 86.7%, respectively.

The following table summarizes other financial data for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
Other Financial Data:	2014	2013	Change	2014	2013	Change
Gross Operating Margin(1)	$37,615	$26,440	42.3%	$105,370	$71,802	46.8%
Adjusted EBITDA(2)	$29,327	$20,151	45.5%	$81,386	$55,587	46.4%
Adjusted Distributable Cash Flow(2)	$22,955	$13,658	68.1%	$59,653	$37,138	60.6%
Gross operating margin percentage(3)	65.9%	68.9%	(4.3)%	65.6%	68.9%	(4.7)%
Adjusted EBITDA percentage(3)	51.4%	52.5%	(2.1)%	50.7%	53.3%	(4.9)%

(1)	For a reconciliation of gross operating margin, a non-GAAP financial measure, to operating income, its most directly comparable GAAP financial measure, see “Non-GAAP Financial Measures.”

(2)	For a reconciliation of Adjusted EBITDA and Adjusted Distributable Cash Flow to their most directly comparable GAAP financial measures, see “Non-GAAP Financial Measures.”

(3)	Gross operating margin percentage and Adjusted EBITDA percentage are calculated as a percentage of revenue.

Gross operating margin, as a percentage of total revenues, decreased to 65.9% for the three months ended September 30, 2014 from 68.9% for the three months ended September 30, 2013. The decrease in gross operating margin, as a percentage of total revenues, was partially attributable to the lower gross operating margins on our gas lift compression units as compared to our large horsepower midstream assets.

The increase in total revenues in the three months ended September 30, 2014 when compared to the three months ended September 30, 2013 is primarily attributable to an increase in average revenue generating horsepower from 919,202 for the three months ended September 30, 2013 to 1,224,938 for the three months ended September 30, 2014, an increase of 33.3%, primarily due to the increase in our fleet size due to organic growth and the addition of assets in connection with the S&R Acquisition. Average revenue per revenue generating horsepower per month increased from $14.13 for the three months ended September 30, 2013 to $15.67 for the three months ended September 30, 2014, an increase of 10.9%, primarily due to higher revenue per horsepower per month from the gas lift compression units that were acquired in the S&R Acquisition. Revenue generating horsepower was 1,259,387 at September 30, 2014 compared to 1,035,664 at September 30, 2013, a 21.6% increase, primarily due to the increase in our fleet size due to organic growth and the addition of assets in connection with the S&R Acquisition.

The increase in cost of operations in the three months ended September 30, 2014 when compared to the three months ended September 30, 2013 is attributable to (1) a $2.7 million increase due to labor and training, (2) a $1.3 million increase due to higher property and other taxes, (3) a $1.2 million increase due to higher retail service expenses, (4) a $1.0 million increase in lubrication oil expenses, attributable to a 73.1% increase in gallons consumed, (5) a $0.3 million increase of parts maintenance expense, and (6) a $0.3 million increase related to vehicle maintenance and fuel. These increases are primarily attributable to the increase in our fleet size due to organic growth and the addition of assets in connection with the S&R Acquisition.

Gross operating margin, as a percentage of total revenues, decreased to 65.6% for the nine months ended September 30, 2014 from 68.9% for the nine months ended September 30, 2013. The decrease in gross operating margin, as a percentage of total revenues, was partially attributable to the lower gross operating margins on our gas lift compression units as compared to our large horsepower midstream assets.

The increase in total revenues is primarily attributable to an increase in average revenue generating horsepower from 850,153 for the nine months ended September 30, 2013 to 1,159,473 for the nine months ended September 30, 2014, an increase of 36.4%, primarily due to the increase in our fleet size due to organic growth and of operations related to the assets acquired in the S&R Acquisition. Average revenue per revenue generating horsepower per month increased from $13.75 for the nine months ended September 30, 2013 to $15.48 for the nine months ended September 30, 2014, an increase of 12.6%, primarily due to higher revenue per horsepower per month from the gas lift compression units that were acquired in the S&R Acquisition. Revenue generating horsepower was 1,259,387 at September 30, 2014 compared to 1,035,664 at September 30, 2013, a 21.6% increase, primarily due to the increase in our fleet size due to organic growth and the addition of assets in connection with the S&R Acquisition.

The increase in cost of operations in the nine months ended September 30, 2014 when compared to the nine months ended September 30, 2013 is attributable to (1) an $8.3 million increase in labor and training, (2) a $4.0 million increase in lubrication oil expenses due to an 85.9% increase in gallons consumed, (3) a $2.8 million increase in parts maintenance expense, (4) a $2.2 million increase in property and other taxes, (5) a $1.7 million increase in retail service and parts, (6) a $1.4 million increase in vehicle maintenance and fuel, and (7) a $0.7 million increase in rent and supplies. These increases are primarily attributable to the increase in our fleet size due to organic growth and the addition of assets in connection with the S&R Acquisition.

Financial Results of Operations

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Percent
	2014	2013	Change
Revenues:
Contract operations	$55,293	$37,925	45.8%
Parts and service	1,752	437	300.9%
Total revenues	57,045	38,362	48.7%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	19,430	11,922	63.0%
Gross Operating Margin(1)	37,615	26,440	42.3%
Other operating and administrative costs and expenses:
Selling, general and administrative	10,443	8,313	25.6%
Depreciation and amortization	18,261	13,377	36.5%
(Gain) loss on sale of assets	63	(52)	—%
Impairment of compression equipment	1,163	—	100.0%
Total other operating and administrative costs and expenses	29,930	21,638	38.3%
Operating income	7,685	4,802	60.0%
Other income (expense):
Interest expense	(2,677)	(3,029)	(11.6)%
Other	5	2	150.0%
Total other expense	(2,672)	(3,027)	(11.7)%
Income before income tax expense	5,013	1,775	182.4%
Income tax expense	—	63	(100.0)%
Net income	$5,013	$1,712	192.8%

(1)	For a reconciliation of gross operating margin, a non-GAAP financial measure, to operating income, its most directly comparable GAAP financial measure, see “Non-GAAP Financial Measures.”

Contract operations revenue. Contract operations revenue was $55.3 million for the three months ended September 30, 2014 compared to $37.9 million for the three months ended September 30, 2013, an increase of 45.8%, primarily due to an increase in average revenue generating horsepower and an increase in average revenue per revenue generating horsepower.  Average revenue generating horsepower increased from 919,202 for the three months ended September 30, 2013 to 1,224,938 for the three months ended September 30, 2014, an increase of 33.3%, primarily due to organic growth in our midstream compression units along with the addition of assets in connection with the S&R Acquisition. Average revenue per revenue generating horsepower per month increased from $14.13 for the three months ended September 30, 2013 to $15.67 for the three months ended September 30, 2014, an increase of 10.9%, primarily due to higher revenue per horsepower per month from our gas lift compression units. Revenue generating horsepower was 1,259,387 at September 30, 2014 compared to 1,035,664 at September 30, 2013, a 21.6% increase, primarily due to the increase in our fleet size due to organic growth and the addition of assets in connection with the S&R Acquisition.

Parts and service revenue. Parts and service revenue was $1.8 million for the three months ended September 30, 2014 compared to $0.4 million during the three months ended September 30, 2013.

Cost of operations, exclusive of depreciation and amortization. Cost of operations was $19.4 million for the three months ended September 30, 2014 compared to $11.9 million for the three months ended September 30, 2013, an increase of 63.0%. The increase is primarily attributable to the increase in our fleet size. The individual expenses increasing as a result of our fleet size include (1) a $2.7 million increase due to labor and training, (2) a $1.3 million increase due to higher property and other taxes, (3) a  $1.2 million increase due to higher retail service expenses, (4) a $1.0 million increase in lubrication oil expenses, attributable to a 73.1% increase in gallons consumed, (5) a  $0.3 million increase of parts maintenance expense and  (6) a  $0.3 million increase related to vehicle maintenance and fuel. These increases are primarily attributable to the increase in our fleet size due to organic growth and the addition of assets in connection with the S&R Acquisition. The cost of operations was 34.1% and 31.0% of revenue for the three months ended September 30, 2014 and 2013, respectively.

Selling, general and administrative expense. Selling, general and administrative expense was $10.4 million for the three months ended September 30, 2014 compared to $8.3 million for the three months ended September 30, 2013, an increase of 25.6%. Approximately $0.9 million of the increase in selling, general and administrative expense is related to a rise in salaries and benefits due to an increase in headcount to support the continued growth of the business, including the growth resulting from the S&R Acquisition as well as to support our operations as a public company.   Other significant increases include (1) a $0.5 million increase due to unit-based compensation expense and (2) a $0.7 million increase of outside services and professional fees, offset by a $0.6 million decrease in transaction costs for the quarter, all of which are attributable to increased employee headcount and support services. Selling, general and administrative expense represented 18.3% and 21.7% of revenue for the three months ended September 30, 2014 and 2013, respectively.

Depreciation and amortization expense. Depreciation and amortization expense was $18.3 million for the three months ended September 30, 2014 compared to $13.4 million for the three months ended September 30, 2013, an increase of 36.5%. The increase is related to an increase in property  and equipment, including the addition of assets in connection with the S&R Acquisition.

Impairment of compression equipment.  Impairment of compression equipment was $1.2 million for the three months ended September 30, 2014 compared to no impairment recorded for the three months ended September 30, 2013.  During 2014, we evaluated the future deployment of our idle fleet and determined to impair certain compression equipment and reduce the book value of such compression equipment to its estimated fair value.  The fair value of the compression equipment is measured using quoted market prices or, in the absence of quoted market prices, is based on an estimate of discounted cash flows.

Interest expense.  The decrease in interest expense was primarily attributable to a $0.4 million decrease in amortization of deferred loan costs and $0.4 million of interest income related to the Capital Lease Transaction, offset by the impact of an approximate $106 million increase in average outstanding borrowings. Our revolving credit facility had an interest rate of 2.15% and 2.43% at September 30, 2014 and 2013, respectively, and an average interest rate of 2.29% and 2.43%  for the three months ended September 30, 2014 and 2013, respectively.

Income tax expense. We accrued approximately $63,000 in franchise tax for the three months ended September 30, 2013, and an immaterial amount was accrued during the three months ended September 30, 2014.

Nine months ended September 30, 2014 compared to the Nine months ended September 30, 2013

The following table summarizes our results of operations for the periods presented (in thousands):

	Nine Months Ended September 30,		Percent
	2014	2013	Change
Revenues:
Contract operations	$157,317	$102,964	52.8%
Parts and service	3,198	1,311	143.9%
Total revenues	160,515	104,275	53.9%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	55,145	32,473	69.8%
Gross Operating Margin(1)	105,370	71,802	46.8%
Other operating and administrative costs and expenses:
Selling, general and administrative	29,098	18,756	55.1%
Depreciation and amortization	51,525	37,227	38.4%
(Gain) loss on sale of assets	(2,228)	53	—%
Impairment of compression equipment	1,163	—	100.0%
Total other operating and administrative costs and expenses	79,558	56,036	42.0%
Operating income	25,812	15,766	63.7%
Other income (expense):
Interest expense	(9,269)	(8,963)	3.4%
Other	6	7	(14.3)%
Total other expense	(9,263)	(8,956)	3.4%
Income before income tax expense	16,549	6,810	143.0%
Income tax expense	103	176	(41.5)%
Net income	$16,446	$6,634	147.9%

(1)	For a reconciliation of gross operating margin, a non-GAAP financial measure, to operating income, its most directly comparable GAAP financial measure, see “Non-GAAP Financial Measures.”

Contract operations revenue. Contract operations revenue was $157.3 million for the nine months ended September 30, 2014 compared to $103.0 million for the nine months ended September 30, 2013, an increase of 52.8%, primarily due to an increase in average revenue generating horsepower and an increase in average revenue per revenue generating horsepower. Average revenue generating horsepower increased from 850,153 for the nine months ended September 30, 2013 to 1,159,473 for the nine months ended September 30, 2014, an increase of 36.4%, primarily due to growth in our midstream compression units along with the addition of assets in connection with the S&R Acquisition. Average revenue per revenue generating horsepower per month increased from $13.75 for the nine months ended September 30, 2013 to $15.48 for the nine months ended September 30, 2014, an increase of 12.6%, primarily due to higher revenue per horsepower per month from our gas lift compression units. Revenue generating horsepower was 1,259,387 at September 30, 2014 compared to 1,035,664 at September 30, 2013, a 21.6% increase, primarily due to the increase in our fleet size due to organic growth and the addition of assets in connection with the S&R Acquisition.

Parts and service revenue. Parts and service revenue was $3.2 million for the nine months ended September 30, 2014 compared to $1.3 million during the nine months ended September 30, 2013.

Cost of operations, exclusive of depreciation and amortization. Cost of operations was $55.1 million for the nine months ended September 30, 2014 compared to $32.5 million for the nine months ended September 30, 2013, an increase of 69.8%. The increase in cost of operations is attributable to (1) an  $8.3 million increase in labor and training, (2) a $4.0 million increase in lubrication oil expenses due to an 85.9% increase in gallons consumed, (3) a $2.8 million increase in parts maintenance expense, (4) a $2.2 million increase in property and other taxes, (5) a $1.7 million increase in retail service and parts, (6) a $1.4 million increase in vehicle maintenance and fuel and (7) a $0.7 million increase in rent and supplies. These increases are primarily attributable to the increase in our fleet size due to organic growth and the addition of assets in connection with the S&R Acquisition. The cost of operations was 34.4% of revenue for the nine months ended September 30, 2014 as compared to 31.1% for the nine months ended September 30, 2013.

Selling, general and administrative expense. Selling, general and administrative expense was $29.1 million for the nine months ended September 30, 2014 compared to $18.8 million for the nine months ended September 30, 2013, an increase of 55.1%. Approximately $4.6 million of the increase in selling, general and administrative expense related to a rise in salaries and benefits due to an increase in headcount to support the continued growth of the business, including the growth resulting from the S&R Acquisition as well as to support our operations as a public company. Other significant increases include (1) a $2.1 million increase due to unit-based compensation expense and (2) $2.1 million due to professional fees and outside services, both of which are attributable to increased employee headcount and support services. The selling, general and administrative employee headcount increased to support the continued growth of the business. Selling, general and administrative expense represented 18.0% of revenue for the nine months ended September 30, 2014 and 2013.

Depreciation and amortization expense. Depreciation and amortization expense was $51.5 million for the nine months ended September 30, 2014 compared to $37.2 million for the nine months ended September 30, 2013, an increase of 38.4%. The increase is related to an increase in property  and equipment, including the addition of assets in connection with the S&R Acquisition.

(Gain) loss on sale of assets. Gain on sale of assets was $2.2 million for the nine months ended September 30, 2014 compared to a loss on sale of assets of $0.1 million for the nine months ended September 30, 2013. The Partnership recorded a $2.8 million gain on sale of assets related to the Capital Lease Transaction for the nine months ended September 30, 2014.

Impairment of compression equipment.  Impairment of compression equipment was $1.2 million for the nine months ended September 30, 2014 compared to no impairment recorded for the nine months ended September 30, 2013.  During 2014, we evaluated the future deployment of our idle fleet and determined to impair certain compression equipment and reduce the book value of such compression equipment to its estimated fair value.    The fair value of the compression equipment is measured using quoted market prices or, in the absence of quoted market prices, is based on an estimate of discounted cash flows.

Interest expense.  The increase in interest expense is attributable to an approximate $116 million increase in average outstanding borrowings offset, in part, by a $0.5 million decrease in amortization of deferred loan costs, $0.8 million of interest income related to the Capital Lease Transaction and a 0.2% decrease in the average interest rate. Our revolving credit facility had an interest rate of 2.15% and 2.43% at September 30, 2014 and 2013, respectively, and had an average interest rate of 2.24% and 2.45% for the nine months ended September 30, 2014 and 2013, respectively.

Income tax expense. We accrued approximately $103,000 and $176,000 in franchise tax for the nine months ended September 30, 2014 and 2013, respectively.

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

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2014 and 2013 as of the end of the periods presented (in thousands):

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$70,601	$41,678
Net cash used in investing activities	(274,608)	(105,116)
Net cash provided by financing activities	204,007	63,438

Net cash provided by operating activities. Net cash provided by operating activities increased to $70.6 million for the nine months ended September 30, 2014, from $41.7 million for the nine months ended September 30, 2013. The increase relates primarily to higher gross operating margin offset by higher selling, general and administrative expenses.

Net cash used in investing activities. Net cash used in investing activities was  $274.6 million for the nine months ended September 30, 2014,  as compared to $105.1 million for the nine months ended September 30, 2013.  Net cash used in investing activities in each period related primarily to purchases of new compression units and related equipment in response to increasing demand.

Net cash provided by financing activities. Net cash provided by financing activities was $204.0 million for the nine months ended September 30, 2014, compared to net cash provided by financing activities of $63.4 million for the nine months ended September 30, 2013.  For the nine months ended September 30, 2014, we borrowed $390.1 million primarily to support our purchases of new compression unit equipment, as described above. During May 2014, we completed an equity offering and utilized the net proceeds of $138.0 million to pay down our revolving credit facility.

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

We expect that our maintenance capital expenditure requirements will continue to increase as the overall size and age of our fleet increases. Our aggregate maintenance capital expenditures for the nine months ended September 30, 2014 and 2013 were $12.4 million and $10.7 million, respectively.

Given our growth objective, we anticipate that we will continue to make significant expansion capital expenditures. Our expansion capital expenditures for the nine months ended September 30, 2014 and 2013 were $262.8 million and $276.5 million, respectively.  Of the $276.5 million of expansion capital expenditures during the nine months ended September 30, 2013, $178.5 million (including $120.0 million of fixed assets, $7.6 million of intangible assets and $50.9 million of goodwill) related to the S&R Acquisition was financed through the issuance of 7,425,261 common units.

In addition to organic growth, we may also consider a variety of assets or businesses for potential acquisition. We expect to fund any future acquisitions primarily with capital from external financing sources, such as issuance of debt and equity securities, including our issuance of additional partnership units and future debt offerings.

Description of Revolving Credit Facility

On June 1, 2012, we entered into a third amendment to our credit agreement whereby the aggregate commitment under the revolving credit facility increased from $500 million to $600 million.  In addition, on June 1, 2012, we entered into a Fourth Amended and Restated Credit Agreement in order to provide a covenant structure that was more appropriate for a public company than was the prior credit agreement, including a reduction of the applicable margin for LIBOR loans to a range of 175 to 250 basis points above LIBOR, depending on the our leverage ratio. This amended and restated credit agreement became effective on January 18, 2013, the closing date of our initial public offering, was secured by a first priority lien against our assets and had a scheduled maturity of October 5, 2015. On December 10, 2012, we amended the Fourth Amended and Restated Credit Agreement to extend the periods during which the maximum funded debt to EBITDA ratio thresholds would apply.

On December 13, 2013, we entered into a Fifth Amended and Restated Credit Agreement whereby the aggregate commitment under the revolving credit facility increased from $600 million to $850 million (subject to availability under our borrowing base and a further potential increase of $100 million) and reduced the applicable margin for LIBOR loans to a range of 150 to 225 basis points above LIBOR, depending on our leverage ratio. The revolving credit facility is secured by a first priority lien against our assets and matures on December 13, 2018, at which point all amounts outstanding will become due.

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

On June 30, 2014, the Partnership entered into the Capital Lease Transaction pursuant to which the Partnership granted an irrevocable purchase option to a customer with respect to the Subject Compressor Packages.

In connection with the execution of the Capital Lease Transaction, on June 30, 2014, the Partnership, entered into a letter agreement regarding a limited consent, amendment and subordination with respect to the Fifth Amended and Restated Credit Agreement to (a) permit the Capital Lease Transaction, (b) permit the lien of the customer with respect to the Subject Compressor Packages, (c) subordinate the lien of JPMorgan Chase Bank, N.A., as the administrative agent, for the benefit of itself and the other lenders, to the lien and purchase option of the customer with respect to the Subject Compressor Packages, (d) authorize the release of the lien of the administrative agent, for the benefit of itself and the other lenders, upon the exercise by the customer of its purchase option with respect to a specific Subject Compressor Package and (e) amend certain other provisions as more specifically set forth therein.

At September 30, 2014, subject to financial covenants, borrowing availability was $288.4 million. The borrowing base consists of eligible accounts receivable, inventory and compression units. The largest component, representing 96% of the borrowing base at each of September 30, 2014 and December 31, 2013, was eligible compression units. Eligible compression units consist of compressor packages that are leased, rented or under service contracts to customers and carried in the financial statements as fixed assets.

At September 30, 2014, we were in compliance with all of the covenants under the Fifth Amended and Restated Credit Agreement.

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

Distribution Reinvestment Plan

On April 28, 2014, we filed a registration statement on Form S-3 (Reg. No. 333-195526) with the SEC to register the issuance of up to 6,100,000 of our common units in connection with the DRIP, which became effective immediately upon filing. This registration statement replaces the registration statement on Form S-1 (Reg. No. 333-180551), which initially became effective on January 30, 2013, and pursuant to which we issued 1,552,749 common units in the DRIP.  The DRIP provides our common unitholders a means by which they can increase the number of common units they own by reinvesting the quarterly distributions they would otherwise receive in cash, into the purchase of additional common units.  As of November 6, 2014, a total of 2,566,018 common units had been issued pursuant to our DRIP.

Non-GAAP Financial Measures

Gross Operating Margin

Gross operating margin is a non-GAAP financial measure. We define gross operating margin as revenue less cost of operations, exclusive of depreciation and amortization expense. We believe that gross operating margin is useful as a supplemental measure of our operating profitability. Gross operating margin is impacted primarily by the pricing trends for service operations and cost of operations, including labor rates for service technicians, volume and per unit costs for lubricant oils, quantity and pricing of routine preventative maintenance on compression units and property tax rates on compression units.  Gross operating margin should not be considered an alternative to, or more meaningful than, operating income or any other measure of financial performance presented in accordance with GAAP. Moreover, gross operating margin as presented may not be comparable to similarly titled measures of other companies. Because we capitalize assets, depreciation and amortization of equipment is a necessary element of our costs. To compensate for the limitations of gross operating margin as a measure of our performance, we believe that it is important to consider operating income determined under GAAP, as well as gross operating margin, to evaluate our operating profitability.

The following table reconciles gross operating margin to operating income, its most directly comparable GAAP financial measure, for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Contract operations	$55,293	$37,925	$157,317	$102,964
Parts and service	1,752	437	3,198	1,311
Total revenues	57,045	38,362	160,515	104,275
Cost of operations, exclusive of depreciation and amortization	19,430	11,922	55,145	32,473
Gross operating margin	37,615	26,440	105,370	71,802
Other operating and administrative costs and expenses:
Selling, general and administrative	10,443	8,313	29,098	18,756
Depreciation and amortization	18,261	13,377	51,525	37,227
(Gain) loss on sale of assets	63	(52)	(2,228)	53
Impairment of compression equipment	1,163	—	1,163	—
Total other operating and administrative costs and expenses	29,930	21,638	79,558	56,036
Operating income	$7,685	$4,802	$25,812	$15,766

Adjusted EBITDA

We define Adjusted EBITDA as our net income before interest expense, income taxes, depreciation and amortization expense, unit-based compensation expense, loss (gain) on sale of assets, management fees, impairment of compression equipment, and transaction expenses. We view Adjusted EBITDA as one of our primary financial measures in evaluating the results of our business, and we track this item on a monthly basis both as an absolute amount and as a percentage of revenue compared to the prior month, year-to-date and prior year and to budget. Adjusted EBITDA is used as a supplemental financial measure by our management and external users of our financial statements, such as investors and commercial banks, to assess:

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

Adjusted EBITDA does not include interest expense, income taxes, depreciation and amortization expense, unit-based compensation expense, loss (gain) on sale of assets, management fees, impairment of compression equipment and transaction expenses. Because we borrow money under our revolving credit facility, interest expense is a necessary element of our costs. Because we use capital assets, depreciation and impairment of compression equipment is also a necessary element of our costs. Unit-based compensation expense related to equity awards to employees is also necessary to operate our business. Therefore, measures that exclude these elements have material limitations. To compensate for these limitations, we believe that it is important to consider both net income and net cash provided by operating activities determined under GAAP, as well as Adjusted EBITDA, to evaluate our financial performance and our liquidity. Our Adjusted EBITDA excludes some, but not all, items that affect net income and net cash provided by operating activities, and these measures may vary among companies. Management compensates for the limitations of Adjusted EBITDA as an analytical tool by reviewing the comparable GAAP measures, understanding the differences between the measures and incorporating this knowledge into management’s decision making processes.

The following table reconciles Adjusted EBITDA to net income and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$5,013	$1,712	$16,446	$6,634
Interest expense	2,677	3,029	9,269	8,963
Depreciation and amortization	18,261	13,377	51,525	37,227
Income taxes	—	63	103	176
Impairment of compression equipment	1,163	—	1,163	—
Interest income on capital lease	433	—	835	—
Unit-based compensation expense(3)	855	337	2,957	905
Riverstone management fee(1)	—	—	—	49
Transaction expenses (2)	862	1,481	1,282	1,481
Loss (gain) on sale of assets and other	63	152	(2,194)	152
Adjusted EBITDA	$29,327	$20,151	$81,386	$55,587
Interest expense	(2,677)	(3,029)	(9,269)	(8,963)
Income tax expense	—	(63)	(103)	(176)
Interest income on capital lease	(433)	—	(835)	—
Riverstone management fee	—	—	—	(49)
Transaction expenses for acquisitions	(862)	(1,481)	(1,282)	(1,481)
Other	43	268	882	1,297
Changes in operating assets and liabilities	13,534	323	(178)	(4,537)
Net cash provided by operating activities	$38,932	$16,169	$70,601	$41,678

(1)

Represents management fees paid to Riverstone for services performed prior to the closing of our initial public offering on January 18, 2013. Such fees are not paid by us as a public company; therefore we believe it is useful to investors to view our results excluding these fees.

(2)	Represents certain transaction expenses related to potential acquisitions and other items. The Partnership believes it is useful to investors to exclude these fees.
(3)	Unit-based compensation expense includes cash payments related to distribution equivalent rights on phantom unit awards and the cash portion of the settlement of phantom units.

Distributable Cash Flow

We define distributable cash flow as net income plus non-cash interest expense, depreciation and amortization expense, unit-based compensation expense and impairment of compression equipment, less maintenance capital expenditures. Adjusted distributable cash flow is distributable cash flow plus certain transaction fees and loss (gain) on sale of equipment. We believe distributable cash flow and adjusted distributable cash flow are important measures of operating performance because they allow management, investors and others to compare basic cash flows we generate (prior to the establishment of any retained cash reserves by our general partner and the effect of the DRIP) to the cash distributions we expect to pay our unitholders. Using distributable cash flow and adjusted distributable cash flow, management can quickly compute the coverage ratio of estimated cash flows to planned cash distributions. Our distributable cash flow or adjusted distributable cash flow may not be comparable to a similarly titled measure of another company because other entities may not calculate distributable cash flow and adjusted distributable cash flow in the same manner.

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

The following table reconciles distributable cash flow and adjusted distributable cash flow to net income, its most directly comparable GAAP financial measure, for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$5,013	$1,712	$16,446	$6,634
Plus: Non-cash interest expense	43	472	917	1,396
Plus: Depreciation and amortization	18,261	13,377	51,525	37,227
Plus: Unit-based compensation expense(3)	855	337	2,957	905
Plus: Impairment of compression equipment	1,163	—	1,163	—
Less: Maintenance capital expenditures(1)	3,305	3,873	12,443	10,657

Distributable cash flow	$22,030	$12,025	$60,565	$35,505

Transaction expenses (2)	862	1,481	1,282	1,481
Loss (gain) on sale of assets and other	63	152	(2,194)	152
Adjusted distributable cash flow	$22,955	$13,658	$59,653	$37,138

(1)

Reflects actual maintenance capital expenditures for the period presented. Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets, to maintain the operating capacity of our assets and extend their useful lives, or other capital expenditures that are incurred in maintaining our existing business and related cash flow.

(2)	Represents certain transaction expenses related to potential acquisitions and other items. We believe it is useful to investors to view its results excluding these fees.
(3)	Unit-based compensation expense includes cash payments related to distribution equivalent rights on phantom unit awards and the cash portion of the settlement of phantom units.

Off Balance Sheet Arrangements

We have not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities except as disclosed in the contractual cash obligations table in our 2013 Form 10-K and Note 11(c) in the notes to our unaudited condensed consolidated financial statements.

Recent Accounting Pronouncement

See Note 10 to our unaudited condensed consolidated financial statements.

ITEM 3.Quantitative and Qualitative Disclosures About Market Risk

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

As of September 30, 2014, we had approximately $509.7 million of variable-rate outstanding indebtedness at a weighted-average interest rate of 2.24%. A 1% increase or decrease in the effective interest rate on our variable-rate outstanding debt at September 30, 2014 would result in an annual increase or decrease in our interest expense of approximately $5.1 million.

For further information regarding our exposure to interest rate fluctuations on a portion of our debt obligations see Note 7 to our unaudited condensed consolidated financial statements. We may, in the future, hedge all or a portion of our variable rate debt.

Credit Risk

Our credit exposure generally relates to receivables for services provided. If any significant customer of ours should have credit or financial problems resulting in a delay or failure to repay the amount it owes us, it could have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 4.Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on their evaluation, as of September 30, 2014, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.Legal Proceedings

From time to time, we may be involved in various legal or governmental proceedings and litigation arising in the ordinary course of business. In management’s opinion, the resolution of such matters is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A.Risk Factors

Security holders and potential investors in our securities should carefully consider the risk factors set forth in Part I, “Item 1A. Risk Factors” of the 2013 Annual Report.  We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

ITEM 6.Exhibits

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

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	*#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1		Interactive data files pursuant to Rule 405 of Regulation S-T

*Filed herewith.

#Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 7, 2014	USA Compression Partners, LP

	By:	USA Compression GP, LLC
its General Partner

	By:	/s/ Eric D. Long
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Joseph C. Tusa, Jr.
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

	By:	/s/ Michael D. Lenox
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description
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

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	*#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1		Interactive data files pursuant to Rule 405 of Regulation S-T

*Filed herewith.

#Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.