Form 10-K
period 2014-12-31
USA Compression Partners, LP
filed 2015-02-19
CIK 1522727

X`

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of common units held by non-affiliates of the registrant (treating directors and executive officers of the registrant’s general partner and holders of 5% or more of the common units outstanding, for this purpose, as if they were affiliates of the registrant) as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter was $425,597,152. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

As of February 17, 2015, there were 32,036,276 common units and 14,048,588 subordinated units outstanding.

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

Known material factors that could cause our actual results to differ from those in these forward-looking statements are described below, in Part I, Item 1A (“Risk Factors”) and Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:

•	changes in general economic conditions and changes in economic conditions of the crude oil and natural gas industry specifically;

•	competitive conditions in our industry;

•	changes in the long-term supply of and demand for crude oil and natural gas;

•	our ability to realize the anticipated benefits of acquisitions and to integrate the acquired assets with our existing fleet;

•	actions taken by our customers, competitors and third-party operators;

•	changes in the availability and cost of capital;

•	operating hazards, natural disasters, weather related delays, casualty losses and other matters beyond our control;

•	the effects of existing and future laws and governmental regulations; and

•	the effects of future litigation.

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

ITEM 1.Business

References in this report to “USA Compression,” “we,” “our,” “us,” “the Partnership” or like terms refer to USA Compression Partners, LP and its wholly owned subsidiaries, including USA Compression Partners, LLC (“USAC Operating”) and USAC OpCo 2, LLC (“OpCo 2” and together with USAC Operating, the “Operating Subsidiaries”). References to our “general partner” refer to USA Compression GP, LLC. References to “USA Compression Holdings” refer to USA Compression Holdings, LLC, the owner of our general partner. References to “USAC Management” refer to USA Compression Management Services, LLC, a wholly owned subsidiary of our general partner.  References to “Riverstone” refer to Riverstone/Carlyle Global Energy and Power Fund IV, L.P., and affiliated entities, including Riverstone Holdings, LLC.

Overview

We are a growth oriented Delaware limited partnership and we believe that we are one of the largest independent providers of compression services in the U.S. in terms of total compression fleet horsepower. We have been providing compression services since 1998 and completed our initial public offering in January 2013. As of December 31, 2014, we had 1,549,020 horsepower in our fleet and approximately 230,000 horsepower on order for expected delivery primarily in the first three quarters of 2015.  We provide compression services to our customers primarily in connection with infrastructure applications, including both allowing for the processing and transportation of natural gas through the domestic pipeline system and enhancing crude oil production through artificial lift processes. As such, our compression services play a critical role in the production, processing and transportation of both natural gas and crude oil.

We provide compression services in a number of shale plays throughout the U.S., including the Utica, Marcellus, Permian Basin, Eagle Ford, Mississippi Lime, Granite Wash, Woodford, Barnett, Haynesville and Fayetteville shales. The demand for our services is driven by the domestic production of natural gas and crude oil; as such, we have focused our activities in areas of attractive production growth, which are generally found in these shale and unconventional resource plays.  According to recent studies promulgated by the Energy Information Agency (“EIA”), the production and transportation volumes in these plays are expected to increase over time due to the comparatively attractive economic returns versus returns achieved in many conventional basins. Furthermore, the changes in production volumes and pressures of shale plays over time require a wider range of compression services than in conventional basins. We believe the flexibility of our compression units positions us well to meet these changing operating conditions. Our business focuses largely on compression services at infrastructure installations, including centralized natural gas gathering systems and processing facilities, utilizing large horsepower compression units, typically in shale plays; however, we also provide compression services in more mature conventional basins, including crude oil wells targeted by horizontal drilling techniques. The recent advent of horizontal drilling has allowed producers to produce incremental volumes of crude oil on economic terms that tend to remain attractive even in periods of low commodity prices.

We operate a modern fleet of compression units, with an average age of approximately four years. We acquire our compression units from third-party fabricators who build the units to our specifications, utilizing specific original equipment manufacturers and assembling the units in a manner that provides us the ability to meet certain operating condition thresholds. Our standard new-build compression units are generally configured for multiple compression stages allowing us to operate our units across a broad range of operating conditions. The design flexibility of our units, particularly in midstream applications, allows us to enter into longer-term contracts and reduces the redeployment risk of our horsepower in the field. Our modern and standardized fleet, decentralized field level operating structure and technical proficiency in predictive and preventive maintenance and overhaul operations have enabled us to achieve average service run times consistently above the levels required by our customers.

As part of our services, we engineer, design, operate, service and repair our compression units and maintain related support inventory and equipment. The compression units in our modern fleet are designed to be easily adaptable to fit our customers’ changing compression requirements. By focusing on the needs of our customers and by providing them with reliable and flexible compression services in geographic areas of attractive growth, we are able to generate stable cash flows for our unitholders.

We provide compression services to our customers under fixed-fee contracts with initial contract terms between six months and five years, depending on the application and location of the compression unit. We typically continue to provide compression services at a specific location beyond the initial contract term, either through contract renewal or on a month-to-month or longer basis. We primarily enter into take-or-pay contracts whereby our customers are required to pay our monthly fee even during periods of limited or disrupted throughput, which enhances the stability and predictability of our cash flows. We are not directly exposed to commodity price risk because we do not take title to the natural gas we compress and because the natural gas used as fuel by our compression units is supplied by our customers without cost to us.

Our assets and operations are organized into a single reportable segment and are all located and conducted in the United States. See our consolidated financial statements, and the notes thereto, included elsewhere in this report for financial information on our operations and assets; such information is incorporated herein by reference.

Business Strategies

Our principal business objective is to increase the quarterly cash distributions that we pay to our unitholders over time while ensuring the ongoing stability and growth of our business. We expect to achieve this objective by executing on the following strategies:

•

Capitalize on the increased need for natural gas compression in conventional and unconventional plays. We expect additional demand for compression services to result from the continuing shift of natural gas production to domestic shale plays as well as the declining production pressures of aging conventional basins. In addition, we expect horizontal drilling in crude oil production in targeted areas of comparatively better economic returns to continue and as a result, the use of, and thus demand for, artificial lift techniques required in such production represents an additional growth area. Our fleet of modern, flexible compression units is capable of being rapidly deployed and redeployed and designed to operate in multiple compression stages, which will enable us to capitalize on these opportunities both in emerging shale plays and conventional fields.

•

Continue to execute on attractive organic growth opportunities. Between 2004 and 2014, we grew the horsepower in our fleet of compression units and our compression revenues at a compound annual growth rate of 25%, primarily through organic growth. We believe organic growth opportunities will continue to be our most attractive source of near-term growth. We seek to achieve continued organic growth by (i) increasing our business with existing customers, (ii) obtaining new customers in our existing areas of operations and (iii) expanding our operations into new geographic areas, each of which contributed to our fleet growth in 2014.

•

Partner with customers who have significant compression needs. We actively seek to identify customers with meaningful acreage positions or significant infrastructure development in active and growing areas. We work with these customers to jointly develop long-term and adaptable solutions designed to optimize their lifecycle compression costs. We believe this is important in determining the overall economics of producing, gathering and transporting natural gas and crude oil. Our proactive and collaborative approach positions us to serve as our customers’ compression service provider of choice.

•

Pursue accretive acquisition opportunities. While our principal growth strategy is to continue to grow organically, we may pursue accretive acquisition opportunities, including the acquisition of complementary businesses, participation in joint ventures or the purchase of compression units from existing or new customers in conjunction with providing compression services to them. We consider opportunities that (i) are in our existing geographic areas of operations or new, high-growth regions, (ii) meet internally established economic thresholds and (iii) may be financed on reasonable terms.

•

Maintain financial flexibility. We intend to maintain financial flexibility to be able to take advantage of growth opportunities. Historically, we have utilized our cash flow from operations, borrowings under our revolving credit facility and operating leases to fund capital expenditures to expand our compression services business. This approach has allowed us to significantly grow our fleet and the amount of cash we generate, while maintaining our debt at levels we believe are manageable for our business. We believe the appropriate management of our financial position and the resulting access to capital positions us to take advantage of future growth opportunities as they arise.

Our Operations

Compression Services

We provide compression services for a monthly service fee. As part of our services, we engineer, design, operate, service and repair our fleet of compression units and maintain related support inventory and equipment. We have consistently provided average service run times above the levels required by our customers. In general, our team of field service technicians service only our compression fleet. In limited circumstances for established customers, we will agree to service third-party owned equipment. We seek to enter into service contracts with each of our customers. On August 30, 2013, we completed the acquisition of assets and certain liabilities related to S&R Compression, LLC’s (“S&R”) business of providing gas lift compression services to third parties engaged in the exploration, production, gathering, processing, transportation or distribution of oil and gas in exchange for 7,425,261 common units, which were valued at $181.9 million at the time of issuance (the “S&R Acquisition”). In connection with the S&R Acquisition, we acquired contracts styled as rentals related to the active compressors in the acquired fleet. We have converted all but a small minority of these agreements into service contracts. We do not own any compression fabrication facilities.

Our Compression Fleet

The fleet of compression units that we own and use to provide compression services consists of specially engineered compression units that utilize standardized components, principally engines manufactured by Caterpillar, Inc. and compressor frames and cylinders manufactured by Ariel Corporation. Our units can be rapidly and cost effectively modified for specific customer applications. Approximately 97% of our fleet horsepower as of December 31, 2014 was purchased new and the average age of our compression units was approximately four years. Our modern, standardized compressor fleet primarily consists of the Caterpillar 3400, 3500 and 3600 engine classes, which range from 401 to 4,735 horsepower per unit. These larger horsepower units, defined as 400 horsepower per unit or greater, represented 78.3% of our total fleet horsepower (including compression units on order) as of December 31, 2014. In addition, a portion of our fleet consists of smaller horsepower units ranging from 30 horsepower to 390 horsepower that are primarily used in gas lift applications. We believe the young age and overall composition of our compressor fleet results in fewer mechanical failures, lower fuel usage (a direct cost savings for our customers), and reduced environmental emissions.

The following table provides a summary of our compression units by horsepower as of December 31, 2014 (including additional new compression unit horsepower on order for delivery primarily in the first three quarters of 2015):

Unit Horsepower	Fleet Horsepower	Number of Units	Horsepower on Order (1)	Number of Units on Order	Total Horsepower	Number of Units	Percentage of Total Horsepower	Percentage of Total Units
Small horsepower
<400	363,592	2,192	23,984	128	387,576	2,320	21.7%	68.5%
Large horsepower
>400 <1,000	146,704	228	-	-	146,704	228	8.2%	6.7%
>1,000	1,038,724	714	214,460	123	1,253,184	837	70.1%	24.7%
Total	1,549,020	3,134	238,444	251	1,787,464	3,385	100.0%	100.0%

(1)

As of December 31, 2014, we had on order 238,444 horsepower, of which 189,684 horsepower is expected to be delivered between January 2015 and June 2015, and 48,760 horsepower is expected to be delivered between July 2015 and September 2015.

The following table sets forth certain information regarding our compression fleet as of the dates and for the periods indicated:

	Year Ended			Percent
	December 31,			Change
Operating Data (unaudited):	2014	2013	2012	2014	2013
Fleet horsepower(1)	1,549,020	1,202,374	919,121	28.8%	30.8%
Total available horsepower(2)	1,623,400	1,278,829	935,681	26.9%	36.7%
Revenue generating horsepower(3)	1,351,052	1,070,457	794,324	26.2%	34.8%
Average revenue generating horsepower(4)	1,200,851	902,168	749,821	33.1%	20.3%
Revenue generating compression units	2,651	2,137	978	24.1%	118.5%
Average horsepower per revenue generating compression unit(5)	505	720	791	(29.9)%	(9.0)%
Horsepower utilization(6):
At period end	93.6%	94.1%	92.8%	(0.5)%	1.4%
Average for the period(7)	94.0%	93.8%	94.5%	0.2%	(0.7)%

(1)

Fleet horsepower is horsepower for compression units that have been delivered to us (and excludes units on order). As of December 31, 2014, we had approximately 230,000 horsepower on order with expected delivery primarily in the first three quarters of 2015.

(2)

Total available horsepower is revenue generating horsepower under contract for which we are billing a customer, horsepower in our fleet that is under contract but is not yet generating revenue, horsepower not yet in our fleet that is under contract but not yet generating revenue and that is subject to a purchase order and idle horsepower. Total available horsepower excludes new horsepower on order for which we do not have a compression services contract.

(3)	Revenue generating horsepower is horsepower under contract for which we are billing a customer.

(4)	Calculated as the average of the month-end revenue generating horsepower for each of the months in the period.

(5)	Calculated as the average of the month-end horsepower per revenue generating compression unit for each of the months in the period.

(6)

Horsepower utilization is calculated as (i)(a) revenue generating horsepower plus (b) horsepower in our fleet that is under contract, but is not yet generating revenue plus (c) horsepower not yet in our fleet that is under contract not yet generating revenue and that is subject to a purchase order, divided by (ii) total available horsepower less idle horsepower that is under repair. Horsepower utilization based on revenue generating horsepower and fleet horsepower at each applicable period end was 87.2%, 89.0%, and 86.4% for the years ended December 31, 2014, 2013 and 2012, respectively.

(7)

Calculated as the average utilization for the months in the period based on utilization at the end of each month in the period. Average horsepower utilization based on revenue generating horsepower was 87.3%, 87.3% and 88.9% for each year ended December 31, 2014, 2013, and 2012, respectively.

A growing number of our compression units contained electronic control systems that enable us to monitor the units remotely by satellite or other means to supplement our technicians’ on-site monitoring visits. We intend to continue to selectively add remote monitoring systems to our fleet during 2015. All of our compression units are designed to automatically shut down if operating conditions deviate from a pre-determined range. While we retain the care, custody, ongoing maintenance and control of our compression units, we allow our customers, subject to a defined protocol, to start, stop, accelerate and slow down compression units in response to field conditions.

We adhere to routine, preventive and scheduled maintenance cycles. Each of our compression units is subjected to rigorous sizing and diagnostic analyses, including lubricating oil analysis and engine exhaust emission analysis. We have proprietary field service automation capabilities that allow our service technicians to electronically record and track operating, technical, environmental and commercial information at the discrete unit level. These capabilities allow our field technicians to identify potential problems and act on them before such problems result in down-time.

Generally, we expect each of our compression units to undergo a major overhaul between service deployment cycles. The timing of these major overhauls depends on multiple factors, including run time and operating conditions. A major overhaul involves the periodic rebuilding of the unit to materially extend its economic useful life or to enhance the unit’s ability to fulfill broader or more diversified compression applications. Because our compression fleet is comprised of units of varying horsepower that have been placed into service with staggered initial on-line dates, we are able to schedule overhauls in a way to avoid excessive annual maintenance capital expenditures and minimize the revenue impact of down-time.

We believe that our customers, by outsourcing their compression requirements, can achieve higher compression runtimes, which translates into increased volumes of either natural gas or crude oil production and therefore increased revenues.  Utilizing our compression services also allows our customers to reduce their operating, maintenance and equipment costs by allowing us to efficiently manage their changing compression needs. In many of our service contracts, we guarantee our customers availability (as described below) ranging from 95% to 98%, depending on field level requirements.

General Compression Service Contract Terms

The following discussion describes the material terms generally common to our compression service contracts. We generally have separate contracts for each distinct location for which we will provide compression services.

Term and termination. Our contracts typically have an initial term between six months and five years, depending on the application and location of the compression unit. After the expiration of the applicable term, the contract continues on a month-to-month or longer basis until terminated by us or our customers upon notice as provided for in the applicable contract.

Availability. Our contracts often provide a guarantee of specified availability. We define availability as the percentage of time in a given period that our compression services are being provided or are capable of being provided. Availability is reduced by instances of “down-time” that are attributable to anything other than events of force majeure or acts or failures to act by the customer. Down-time under our contracts usually begins when our services stop being provided or when we receive notice from the customer of the problem. Down-time due to scheduled maintenance is also excluded from our availability commitment. Our failure to meet a stated availability guarantee may result in a service fee credit to the customer. As a consequence of our availability guarantee, we are incentivized to perform predictive and preventive maintenance on our fleet as well as promptly respond to a problem to meet our contractual commitments and ensure our customers the compression availability on which their business and our service relationship are based. For service contracts that do not have a stated availability guarantee, we work with those customers to ensure that our compression services meet their operational needs.

Fees and expenses. Our customers pay a fixed monthly fee for our services. Compression services generally are billed monthly in advance of the service period, except for certain customers, which are billed at the beginning of the service month, and they are generally due 30 days from the date of the invoice. We are not responsible for acts of force majeure, and our customers generally are required to pay our monthly fee even during periods of limited or disrupted throughput. We are generally responsible for the costs and expenses associated with operation and maintenance of our compression equipment, such as providing necessary lubricants, although certain fees and expenses are the responsibility of our customers under the terms of their contracts. For example, all fuel gas is provided by our customers without cost to us, and in many cases customers are required to provide all water and electricity. At the customer’s option, we can provide fluids necessary to run the unit to the customer for an additional fee.  We provide such fluids for a substantial majority of the compression units deployed in gas lift applications. We are also reimbursed by our customers for certain ancillary expenses such as trucking and crane operation, depending on the terms agreed to in the applicable contract, resulting in no gross operating margin.

Service standards and specifications. We commit to provide compression services under service contracts that typically provide that we will supply all compression equipment, tools, parts, field service support and engineering. Our contracts do not specify the specific compression equipment we will use; instead, in consultation with the customer, we determine what equipment is necessary to perform our contractual commitments.

Title; Risk of loss. We own all of the compression equipment in our fleet that we use to provide compression services, and we normally bear the risk of loss or damage to our equipment and tools and injury or death to our personnel.

Insurance. Our contracts typically provide that both we and our customers are required to carry general liability, workers’ compensation, employers’ liability, automobile and excess liability insurance.

Marketing and Sales

Our marketing and client service functions are performed on a coordinated basis by our sales and field technicians. Salespeople and field technicians qualify, analyze and scope new compression applications as well as regularly visit our customers to ensure customer satisfaction, to determine a customer’s needs related to existing services being provided and to determine the customer’s future compression service requirements. This ongoing communication allows us to quickly identify and respond to our customers’ compression requirements. We currently focus on geographic areas where we can achieve economies of scale through high density operations.

Customers

Our customers consist of more than 250 companies in the energy industry, including major integrated oil companies, public and private independent exploration and production companies and midstream companies. Our largest customer for the years ended December 31, 2014 and 2013 was Southwestern Energy Corporation and its subsidiaries (“Southwestern Energy”). Southwestern Energy accounted for 11.6% of our revenue for the year ended December 31, 2014 and 14.3% of our revenue for the year ended December 31, 2013. Our ten largest customers, including Southwestern Energy, accounted for 46% and 49% of our revenue for the years ended December 31, 2014 and 2013, respectively.

Suppliers and Service Providers

The principal manufacturers of components for our natural gas compression equipment include Caterpillar, Inc., Cummins Inc., and Arrow Engine Company for engines, Air-X-Changers and Air Cooled Exchangers for coolers, and Ariel Corporation, GE Oil & Gas Gemini products and Arrow Engine Company for compressor frames and cylinders. We also rely primarily on four vendors, A G Equipment Company, Alegacy Equipment, LLC, Standard Equipment Corp. and S&R, to package and assemble our compression units. Although we rely primarily on these suppliers, we believe alternative sources for natural gas compression equipment are generally available if needed. However, relying on alternative sources may increase our costs and change the standardized nature of our fleet. We have not experienced any material supply problems to date, although lead-times for new Caterpillar engines and new Ariel compressor frames have in the past been in excess of one year due to increased demand and supply allocations imposed on equipment packagers and end-users. Please read Part I, Item 1A (“Risk Factors — Risks Related to Our Business — We depend on a limited number of suppliers and are vulnerable to product shortages and price increases, which could have a negative impact on our results of operations”).

Competition

The compression services business is highly competitive. Some of our competitors have a broader geographic scope, as well as greater financial and other resources than we do. On a regional basis, we experience competition from numerous smaller companies that may be able to more quickly adapt to changes within our industry and changes in economic conditions as a whole, more readily take advantage of available opportunities and adopt more aggressive pricing policies. Additionally, the historical availability of attractive financing terms from financial institutions and equipment manufacturers has made the purchase of individual compression units increasingly affordable to our customers. We believe that we compete effectively on the basis of price, equipment availability, customer service, flexibility in meeting customer needs, quality and reliability of our compressors and related services. Please read Part I, Item 1A (“Risk Factors — Risks Related to Our Business — We face significant competition that may cause us to lose market share and reduce our cash available for distribution”).

Seasonality

Our results of operations have not historically reflected any material seasonality, and we do not currently have reason to believe seasonal fluctuations will have a material impact in the foreseeable future.

Insurance

We believe that our insurance coverage is customary for the industry and adequate for our business. As is customary in the energy services industry, we review our safety equipment and procedures and carry insurance against most, but not all, risks of our business. Losses and liabilities not covered by insurance would increase our costs. The compression business can be hazardous, involving unforeseen circumstances such as uncontrollable flows of gas or well fluids, fires and explosions or environmental damage. To address the hazards inherent in our business, we maintain insurance coverage that, subject to significant deductibles, includes physical damage coverage, third party general liability insurance, employer’s liability, environmental and pollution and other coverage, although coverage for environmental and pollution related losses is subject to significant limitations. Under the terms of our standard compression services contract, we are responsible for the maintenance of insurance coverage on our compression equipment. Please read Part I, Item 1A (“Risk Factors — Risks Related to Our Business — We do not insure against all potential losses and could be seriously harmed by unexpected liabilities”).

Environmental and Safety Regulations

We are subject to stringent and complex federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of human health, safety and the environment. These regulations include compliance obligations for air emissions, water quality, wastewater discharges and solid and hazardous waste disposal, as well as regulations designed for the protection of human health and safety and threatened or endangered species. Compliance with these environmental laws and regulations may expose us to significant costs and liabilities and cause us to incur significant capital expenditures in our operations. We are often obligated to assist customers in obtaining permits or approvals in our operations from various federal, state and local authorities. Permits and approvals can be denied or delayed, which may cause us to lose potential and current customers, interrupt our operations and limit our growth and revenue. Moreover, failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of remedial obligations and the issuance of injunctions delaying or prohibiting operations. Private parties may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage. While we believe that our operations are in substantial compliance with applicable environmental laws and regulations and that continued compliance with current requirements would not have a material adverse effect on us, there is no assurance that this trend of compliance will continue in the future. In addition, the clear trend in environmental regulation is to place more restrictions on activities that may adversely affect the environment.  Thus, any changes in, or more stringent enforcement of, these laws and regulations that result in more stringent and costly pollution control equipment, waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our operations and financial position.

We do not believe that compliance with federal, state or local environmental laws and regulations will have a material adverse effect on our business, financial position or results of operations or cash flows. We cannot assure you, however, that future events such as changes in existing laws or enforcement policies, the promulgation of new laws or regulations, or the development or discovery of new facts or conditions or unforeseen incidents will not cause us to incur significant costs. The following is a discussion of material environmental and safety laws that relate to our operations. We believe that we are in substantial compliance with all of these environmental laws and regulations. Please read Part I, Item 1A (“Risk Factors — Risks Related to Our Business — We are subject to substantial environmental regulation, and changes in these regulations could increase our costs or liabilities”).

Air emissions. The Clean Air Act (“CAA”) and comparable state laws regulate emissions of air pollutants from various industrial sources, including natural gas compressors, and impose certain monitoring and reporting requirements. Such emissions are regulated by air emissions permits, which are applied for and obtained through the various state or federal regulatory agencies. Our standard natural gas compression contract provides that the customer is responsible for obtaining air emissions permits and assuming the environmental risks related to site operations. Increased obligations of operators to reduce air emissions of nitrogen oxides and other pollutants from internal combustion engines in transmission service have been enacted by governmental authorities. For example, in 2010, the U.S. Environmental Protection Agency (“EPA”) published new regulations under the CAA to control emissions of hazardous air pollutants from existing stationary reciprocal internal combustion engines, also known as Quad Z regulations. In 2012, the EPA proposed amendments to the final rule in response to several petitions for reconsideration, which were finalized and became effective in 2013. The rule requires us to undertake certain expenditures and activities, including purchasing and installing emissions control equipment on certain compressor engines and generators.

In 2012, the EPA proposed minor amendments to the CAA regulations applicable to the manufacturers, owners and operators of new, modified and reconstructed stationary reciprocating internal combustion engines, also known as Quad J regulations, in order to conform the final rule to the amendments to the Quad Z regulations discussed above. These amendments were finalized and became effective in 2013. These modifications do not impose material unbudgeted costs on operations.

On November 25, 2014, the EPA issued a proposed rule to strengthen the National Ambient Air Quality Standard (“NAAQs”) for ground level ozone. The proposed rule updates both the primary ozone standard and the secondary standard. Both proposed standards are 8-hour standards set within a range of 65 to 70 parts per billion (ppb). The EPA is also seeking comments on levels for the health standard as low as 60 ppb. The EPA will take comments on this proposed regulation for 90 days after its publication in the federal register and has stated it will issue a final decision by October 1, 2015. In addition, in 2013, the EPA promulgated a final rule revising the annual standard for fine particulate matter, or PM 2.5, by lowering the level from 15 to 12 micrograms per cubic meter. On December 18, 2014, the EPA issued final area designations for the 2012 NAAQs for PM 2.5. Designation of new non-attainment areas for the revised ozone or PM 2.5 NAAQS may result in additional federal and state regulatory actions that may impact our customers’ operations and increase the cost of additions to property, plant and equipment.

In 2012, the EPA finalized rules that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package included New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The rules establish specific new requirements regarding emissions from compressors and controllers at natural gas processing plants, dehydrators, storage tanks and other production equipment as well as the first federal air standards for natural gas wells that are hydraulically fractured. In addition, the rules establish leak detection requirements for natural gas processing plants at 500 ppm. In 2013, the EPA issued a final update to the VOC performance standards for storage tanks used in crude oil and natural gas production and transmission. On December 19, 2014, the EPA published final amendments to the July 2014 proposal. These rules may require a number of modifications to our operations, including the installation of new equipment to control emissions from our compressors at initial startup. Compliance with such rules may result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

In addition, the Texas Commission on Environmental Quality (“TCEQ”) has finalized revisions to certain air permit programs that significantly increase the air permitting requirements for new and certain existing oil and gas production and gathering sites for 15 counties in the Barnett Shale production area. The final rule establishes new emissions standards for engines, which could impact the operation of specific categories of engines by requiring the use of alternative engines, compressor packages or the installation of aftermarket emissions control equipment. The rule became effective for the Barnett Shale production area in April 2011, with the lower emissions standards becoming applicable between 2015 and 2030 depending on the type of engine and the permitting requirements. The cost to comply with the revised air permit programs is not expected to be material at this time.   However, the TCEQ has stated it will

consider expanding application of the new air permit program statewide. At this point, we cannot predict the cost to comply with such requirements if the geographic scope is expanded.

There can be no assurance that future requirements compelling the installation of more sophisticated emission control equipment would not have a material adverse impact on our business, financial condition, results of operations and cash available for distribution.

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

Independent of Congress, the EPA is beginning to adopt regulations controlling greenhouse gas emissions under its existing CAA authority. For example, on December 15, 2009, the EPA officially published its findings that emissions of carbon dioxide, methane and other greenhouse gases endanger human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings by the EPA allowed the agency to proceed with the adoption and implementation of regulations that restrict emissions of greenhouse gases under existing provisions of the CAA. In 2009, the EPA adopted rules regarding regulation of greenhouse emissions from motor vehicles. In addition, on September 22, 2009, the EPA issued a final rule requiring the reporting of greenhouse gas emissions in the United States beginning in 2011 for emissions occurring in 2010 from specified large greenhouse gas emission sources. On November 30, 2010, the EPA published a final rule expanding its existing greenhouse gas emissions reporting rule for petroleum and natural gas facilities, including natural gas transmission compression facilities that emit 25,000 metric tons or more of carbon dioxide equivalent per year. The rule, which went into effect on December 30, 2010, requires reporting of greenhouse gas emissions by such regulated facilities to the EPA by September 2012 for emissions during 2011 and annually thereafter. In 2010, the EPA also issued a final rule, known as the “Tailoring Rule,” that made certain large stationary sources and modification projects subject to permitting requirements for greenhouse gas emissions under the CAA.

Both the Tailoring Rule and the EPA’s endangerment finding were challenged in federal court and were upheld by the D.C. Court of Appeals.  In July 2014, the United States Supreme Court invalidated the Tailoring Rule but it refused to consider other issues such as whether greenhouse gases endanger public health. As a result, under federal law, a source is no longer required to meet the PSD and Title V permitting requirements based solely on its greenhouse gas emissions.

Finally, on January 8, 2014, the EPA published standards of performance for greenhouse gas emissions from new power plants. The proposal sets forth a performance standard for integrated gasification combined cycled units and utility boilers based on the use of partial carbon capture and sequestration technology. The proposal also sets limits for stationary natural gas combustion turbines based on the use of natural gas combined cycle technology. Comments on this proposed rule were due March 10, 2014. In addition, on June 2, 2014, the EPA proposed the Clean Power Plan rule, which is intended to reduce carbon emissions from existing power plants. The rule was published in the Federal Register on June 18, 2014. Comments on the plan were due on December 1, 2014 and the EPA is expected to issue a final rule regarding carbon emissions from new power plants sometime in mid-summer 2015. In June 2014, an Ohio-based coal company filed a petition for an extraordinary writ in the United States Court of Appeals in Washington, D.C. challenging the EPA’s authority to regulate carbon dioxide emissions from existing coal-fired power plants under Section 111(d) of the Clean Air Act. Briefing in this case is currently ongoing.

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

Water discharge. The Clean Water Act (“CWA”) and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The CWA and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit. The CWA also requires the development and implementation of spill prevention, control and countermeasures, including the construction and maintenance of containment berms and similar structures, if required, to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak at such facilities. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties as well as other enforcement mechanisms for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations. Our compression operations do not generate process wastewaters that are discharged to waters of the U.S. In any event, our customers assume responsibility under the majority of our standard natural gas compression contracts for obtaining any discharge permits that may be required under the CWA.

Safe Drinking Water Act. A significant portion of our customers’ natural gas production is developed from unconventional sources that require hydraulic fracturing as part of the completion process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into the formation to stimulate gas production. Legislation to amend the Safe Drinking Water Act (“SDWA”) to repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, have been proposed and the U.S. Congress continues to consider legislation to amend the Safe Drinking Water Act. Scrutiny of hydraulic fracturing activities continues in other ways, with the EPA having commenced a multi-year study of the potential environmental impacts of hydraulic fracturing, the results of which were originally anticipated to be available in 2014, but are now expected in March 2015. The EPA also has announced that it believes hydraulic fracturing using fluids containing diesel fuel can be regulated under the SDWA notwithstanding the SDWA’s general exemption for hydraulic fracturing. Several states have also proposed or adopted legislative or regulatory restrictions on hydraulic fracturing, including prohibitions on the practice. We cannot predict the future of such legislation and what additional, if any, provisions would be included. If additional levels of regulation, restrictions and permits were required through the adoption of new laws and regulations at the federal or state level, that could lead to delays, increased operating costs and process prohibitions that could reduce demand for our compression services, which would materially adversely affect our revenue and results of operations.

Solid waste. The Resource Conservation and Recovery Act (“RCRA”) and comparable state laws control the management and disposal of hazardous and non-hazardous waste. These laws and regulations govern the generation, storage, treatment, transfer and disposal of wastes that we generate including, but not limited to, used oil, antifreeze, filters, sludges, paint, solvents and sandblast materials. The EPA and various state agencies have limited the approved methods of disposal for these types of wastes.

Site remediation. The Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) and comparable state laws impose strict, joint and several liability without regard to fault or the legality of the original conduct on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include the owner and operator of a disposal site where a hazardous substance release occurred and any company that transported, disposed of or arranged for the transport or disposal of hazardous substances released at the site. Under CERCLA, such persons may be liable for the costs of remediating the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. In addition, where contamination may be present, it is not uncommon for the neighboring landowners and other third parties to file claims for personal injury, property damage and recovery of response costs. While we generate materials in the course of our operations that may be regulated as hazardous substances, we have not received notification that we may be potentially responsible for cleanup costs under CERCLA at any site.

While we do not currently own or lease any material facilities or properties for storage or maintenance of our inactive compression units, we may use third party properties for such storage and possible maintenance and repair activities. In addition, our active compression units typically are installed on properties owned or leased by third party customers and operated by us pursuant to terms set forth in the natural gas compression services contracts executed by those customers. Under most of our natural gas compression services contracts, our customers must contractually indemnify us for certain damages we may suffer as a result of the release into the environment of hazardous and toxic substances. We are not currently responsible for any remedial activities at any properties used by us; however, there is always the possibility that our future use of those properties may result in spills or releases of petroleum hydrocarbons, wastes or other regulated substances into the environment that may cause us to become subject to remediation costs and liabilities under CERCLA, RCRA or other environmental laws. We cannot provide any assurance that the costs and liabilities associated with the future imposition of such remedial obligations upon us would not have a material adverse effect on our operations or financial position.

Safety and health. The Occupational Safety and Health Act (“OSHA”) and comparable state laws strictly govern the protection of the health and safety of employees. The OSHA hazard communication standard, the EPA community right-to-know regulations under the Title III of CERCLA and similar state statutes require that we organize and, as necessary, disclose information about hazardous materials used or produced in our operations to various federal, state and local agencies, as well as employees.

Employees

USAC Management, a wholly owned subsidiary of our general partner, performs certain management and other administrative services for us, such as accounting, corporate development, finance and legal.  All of our employees, including our executive officers, are employees of USAC Management. As of December 31, 2014, USAC Management had 457 full time employees. None of our employees are subject to collective bargaining agreements. We consider our employee relations to be good.

Available Information

Our internet website address is www.usacpartners.com. We make available, free of charge at the “Investor Relations” portion of our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The information contained on our website does not constitute part of this report.

The SEC maintains an internet website that contains these reports at www.sec.gov. Any materials we file with the SEC also may be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information concerning the operation of the Public Reference Room may be obtained by calling the SEC at (800) 732-0330.

ITEM 1A.Risk Factors

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

In order to make cash distributions at our current distribution rate of $0.51 per unit per quarter, or $2.04 per unit per year, we will require available cash of $23.5 million per quarter, or $94.1 million per year, based on the number of common units, subordinated units and the 1.7% general partner interest outstanding as of February 17, 2015. Under our cash distribution policy, the amount of cash we can distribute to our unitholders principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the level of production of, demand for, and price of natural gas and crude oil, particularly the level of production in the locations where we provide compression services;

•	the fees we charge, and the margins we realize, from our compression services;

•	the cost of achieving organic growth in current and new markets;

•	the level of competition from other companies; and

•	prevailing global and regional economic and regulatory conditions, and their impact on us and our customers.

In addition, the actual amount of cash we will have available for distribution will depend on other factors, including:

•	the levels of our maintenance capital expenditures and expansion capital expenditures;

•	the level of our operating costs and expenses;

•	our debt service requirements and other liabilities;

•	fluctuations in our working capital needs;

•	restrictions contained in our revolving credit facility;

•	the cost of acquisitions;

•	fluctuations in interest rates;

•	our ability to borrow funds and access the capital markets; and

•	the amount of cash reserves established by our general partner.

A long-term reduction in the demand for, or production of, natural gas or crude oil in the locations where we operate could adversely affect the demand for our services or the prices we charge for our services, which could result in a decrease in our revenues and cash available for distribution.

The demand for our compression services depends upon the continued demand for, and production of, natural gas and crude oil. Demand may be affected by, among other factors, natural gas prices, crude oil prices, weather, availability of alternative energy sources, governmental regulation and general demand for energy. Any prolonged, substantial reduction in the demand for natural gas or crude oil would likely depress the level of production activity and result in a decline in the demand for our compression services, which could result in a reduction in our revenues and our cash available for distribution. Lower natural gas or crude oil prices over the long term could result in a decline in the production of natural gas or crude oil, respectively, resulting in reduced demand for our compression services. Additionally, an increasing percentage of natural gas and crude oil production comes from unconventional sources, such as shales, tight sands and coalbeds. Such sources can be less economically feasible to produce in low commodity price environments, in part due to costs related to compression requirements, and a reduction in demand for natural gas or gas lift for crude oil may cause such sources of natural gas or crude oil to be uneconomic to drill and produce, which could in turn negatively impact the demand for our services. In addition, governmental regulation and tax policy may impact the demand for natural gas or crude oil or impact the economic feasibility of development of new fields or production of existing fields, which are important components of our ability to expand.

We have several key customers. The loss of any of these customers would result in a decrease in our revenues and cash available for distribution.

We provide compression services under contracts with several key customers. The loss of one of these key customers may have a greater effect on our financial results than for a company with a more diverse customer base. Our largest customer for the years ended December 31, 2014 and 2013 was Southwestern Energy. Southwestern Energy accounted for 11.6% and 14.3% of our revenue for the years ended December 31, 2014 and 2013, respectively. Our ten largest customers, including Southwestern Energy, accounted for  46% and 49% of our revenue for the years ended December 31, 2014 and 2013, respectively. The loss of all or even a portion of the compression services we provide to our key customers, as a result of competition or otherwise, could have a material adverse effect on our business, results of operations, financial condition and cash available for distribution.

The erosion of the financial condition of our customers could adversely affect our business.

During times when the natural gas or oil markets weaken, our customers are more likely to experience financial difficulties, including being unable to access debt or equity financing, which could result in a reduction in our customers’ spending for our services. For example, our customers could seek to preserve capital by using lower cost providers, not renewing month-to-month contracts or determining not to enter into any new compression service contracts. The recent volatility in commodity prices has caused many of our customers to reconsider near-term capital budgets, which may impact large-scale natural gas infrastructure and crude oil production activities. We expect the drop in commodity prices will cause a  delay or cancellation of some customers’ projects. Reduced demand for our services could adversely affect our business, results of operations, financial condition and cash flows. In addition, in the event of the financial failure of a customer, we could experience a loss of all or a portion of our outstanding accounts receivable associated with that customer.

We face significant competition that may cause us to lose market share and reduce our cash available for distribution.

The compression business is highly competitive. Some of our competitors have a broader geographic scope, as well as greater financial and other resources than we do. Our ability to renew or replace existing contracts with our customers at rates sufficient to maintain current revenue and cash flows could be adversely affected by the activities of our competitors and our customers. If our competitors substantially increase the resources they devote to the development and marketing of competitive services or substantially decrease the prices at which they offer their services, we may be unable to compete effectively. Some of these competitors may expand or construct newer, more powerful or more flexible compression fleets that would create additional competition for us. All of these competitive pressures could have a material adverse effect on our business, results of operations, financial condition and reduce our cash available for distribution.

Our customers may choose to vertically integrate their operations by purchasing and operating their own compression fleet, expanding the amount of compression units they currently own or using alternative technologies for enhancing crude oil production.

Our customers that are significant producers, processors, gatherers and transporters of natural gas and crude oil may choose to vertically integrate their operations by purchasing and operating their own compression fleets in lieu of using our compression services. The historical availability of attractive financing terms from financial institutions and equipment manufacturers facilitates this possibility by making the purchase of individual compression units increasingly affordable to our customers. In addition, there are many technologies available for the artificial enhancement of crude oil production, and our customers may elect to use these alternative technologies instead of the gas lift compression services we provide. Such vertical integration, increases in vertical integration or use of alternative technologies could result in decreased demand for our compression services, which may have a material adverse effect on our business, results of operations, financial condition and reduce our cash available for distribution.

A significant portion of our services are provided to customers on a month-to-month basis, and we cannot be sure that such customers will continue to utilize our services.

Our contracts typically have an initial term between six months and five years, depending on the application and location of the compression unit. After the expiration of the applicable term, the contract continues on a month-to-month or longer basis until terminated by us or our customers upon notice as provided for in the applicable contract. As of December 31, 2014, approximately 36% of our compression services on a horsepower basis (and 40% on a revenue basis for the year ended December 31, 2014) were provided on a month-to-month basis to customers who continue to utilize our services following expiration of the primary term of their contracts with us. These customers can generally terminate their month-to-month compression services contracts on 30-days’ written notice. If a significant number of these customers were to terminate their month-to-month services, or attempt to renegotiate their month-to-month contracts at substantially lower rates, it could have a material adverse effect on our business, results of operations, financial condition and cash available for distribution.

We may be unable to grow our cash flows if we are unable to expand our business, which could limit our ability to maintain or increase distributions to our unitholders.

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

If we do not achieve our expected growth, we may not be able to maintain or increase distributions to our unitholders, in which event the market price of our common units will likely decline materially.

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

Our partnership agreement requires us to distribute to our unitholders all of our available cash, which excludes expenses and prudent operating reserves. We expect that we will rely primarily upon external financing sources, including borrowings under our revolving credit facility and the issuance of debt and equity securities, to fund expansion capital expenditures. However, we may not be able to obtain equity or debt financing on terms favorable to us, or at all. To the extent we are unable to efficiently finance growth externally, our ability to increase distributions to our uniholders could be significantly impaired. In addition, because we distribute all of our available cash, we may not grow as quickly as businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with other expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our partnership agreement on our ability to issue additional units, including units ranking senior to the common units. The incurrence of borrowings or other debt by us to finance our growth strategy would result in interest expense, which in turn would affect our cash available for distribution.

Our debt levels may limit our flexibility in obtaining additional financing, pursuing other business opportunities and paying distributions.

We have a $1.1 billion revolving credit facility that matures on January 6, 2020. In addition, we have the option to increase the amount of total commitments under the revolving credit facility by $200 million, subject to receipt of lender commitments and satisfaction of other conditions. As of December 31, 2014, we had outstanding borrowings of $594.9 million, borrowing availability (based on our borrowing base) of $255.1 million and, subject to compliance with the applicable financial covenants, borrowing availability under the revolving credit facility of $133.3 million. Financial covenants permitted a maximum leverage ratio of 5.50 to 1.0 as of December 31, 2014 and will permit a maximum leverage ratio of 5.95 to 1.0 as of March 31, 2015.  As of February 17, 2015, we had outstanding borrowings of $657.4 million.

Our ability to incur additional debt is subject to limitations in our revolving credit facility, including certain financial covenants. Our level of debt could have important consequences to us, including the following:

•

our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may not be available or such financing may not be available on favorable terms;

•

we will need a portion of our cash flow to make payments on our indebtedness, reducing the funds that would otherwise be available for operating activities, future business opportunities and distributions; and

•	our debt level will make us more vulnerable, than our competitors with less debt, to competitive pressures or a downturn in our business or the economy generally.

Our ability to service our debt will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. In addition, our ability to service our debt under the revolving credit facility could be impacted by market interest rates, as all of our outstanding borrowings are subject to interest rates that fluctuate with movements in interest rate markets. A substantial increase in the interest rates applicable to our outstanding borrowings could have a material impact on our cash available for distribution. If our operating results are not sufficient to service our current or future indebtedness, we could be forced to take actions such as reducing distributions, reducing or delaying our business activities, acquisitions, investments or capital expenditures, selling assets, restructuring or refinancing our debt or seeking additional equity capital. We may be unable to effect any of these actions on terms satisfactory to us, or at all.

Restrictions in our revolving credit facility may limit our ability to make distributions to our unitholders and may limit our ability to capitalize on acquisition and other business opportunities.

The operating and financial restrictions and covenants in our revolving credit facility and any future financing agreements could restrict our ability to finance future operations or capital needs or to expand or pursue our business activities. Our revolving credit facility restricts or limits our ability (subject to exceptions) to:

•	grant liens;

•	make certain loans or investments;

•	incur additional indebtedness or guarantee other indebtedness;

•	enter into transactions with affiliates;

•	merge or consolidate;

•	sell our assets; or

•	make certain acquisitions.

Furthermore, our revolving credit facility contains certain operating and financial covenants. Our ability to comply with these covenants and restrictions may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any of the restrictions, covenants, ratios or other tests in our revolving credit facility, a significant portion of our indebtedness may become immediately due and payable, our lenders’ commitment to make further loans to us may terminate, and we may be prohibited from making distributions to our unitholders. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. We may not be able to replace such revolving credit facility, or if we are, any subsequent replacement of our revolving credit facility or any new indebtedness could have similar or greater restrictions. Please read Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Description of Revolving Credit Facility”).

An impairment of goodwill or other intangible assets could reduce our earnings.

We have recorded $208.1 million of goodwill and $82.4 million of other intangible assets as of December 31, 2014. Goodwill is recorded when the purchase price of a business exceeds the fair market value of the tangible and separately measurable intangible net assets. Generally accepted accounting principles of the United States (“GAAP”) requires us to test goodwill for impairment on an annual basis or when events or circumstances occur indicating that goodwill might be impaired. Any event that causes a reduction in demand for our services could result in a reduction of our estimates of future cash flows and growth rates in our business. These events could cause us to record impairments of goodwill or other intangible assets. If we determine that any of our goodwill or other intangible assets are impaired, we will be required to take an immediate charge to earnings with a corresponding reduction of partners’ capital resulting in an increase in balance sheet leverage as measured by debt to total capitalization. There was no impairment recorded for goodwill or other intangible assets for the years ended December 31, 2014 and 2013.

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

Additionally, our ability to hire, train and retain qualified personnel will continue to be important and could become more challenging as we grow and to the extent energy industry market conditions are competitive. When general industry conditions are good, as was the case for the years ended December 31, 2014 and 2013, the competition for experienced operational and field technicians increases as other energy and manufacturing companies’ needs for the same personnel increases. Our ability to grow or even to continue our current level of service to our current customers could be adversely impacted if we are unable to successfully hire, train and retain these important personnel.

We depend on a limited number of suppliers and are vulnerable to product shortages and price increases, which could have a negative impact on our results of operations.

The substantial majority of the components for our natural gas compression equipment are supplied by Caterpillar Inc., Cummins Inc. and Arrow Engine Company for engines, Air-X-Changers and Air Cooled Exchangers for coolers, and Ariel Corporation, GE Oil & Gas Gemini products and Arrow Engine Company for compressor frames and cylinders.  Our reliance on these suppliers involves several risks, including price increases and a potential inability to obtain an adequate supply of required components in a timely manner. We also rely primarily on four vendors, A G Equipment Company, Alegacy Equipment, LLC, Standard Equipment Corp. and S&R, to package and assemble our compression units. We do not have long-term contracts with these suppliers or packagers, and a partial or complete loss of any of these sources could have a negative impact on our results of operations and could damage our customer relationships. Some of these suppliers manufacture the components we purchase in a single facility and any damage to that facility could lead to significant delays in delivery of completed units.

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

In our business, we routinely deal with natural gas, oil and other petroleum products at our worksites. Hydrocarbons or other hazardous substances or wastes may have been disposed or released on, under or from properties used by us to provide compression services or inactive compression unit storage or on or under other locations where such substances or wastes have been taken for disposal. These properties may be subject to investigatory, remediation and monitoring requirements under federal, state and local environmental laws and regulations.

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

New regulations, proposed regulations and proposed modifications to existing regulations under the Clean Air Act, if implemented, could result in increased compliance costs.

In August 2010, the EPA published new regulations under the CAA to control emissions of hazardous air pollutants from existing stationary reciprocating internal combustion engines. In June, 2012, the EPA proposed amendments to the final rule in response to several petitions for reconsideration, and EPA finalized the proposed amendments in January 2013. The final rule was effective in 2013. The rule requires us to undertake certain expenditures and activities, including purchasing and installing emissions control equipment on a portion of our engines located at major sources of hazardous air pollutants, following prescribed maintenance practices for engines (which are consistent with our existing practices), and implementing additional emissions testing and monitoring. If we were unable to maintain compliance with the final rule, our business, financial condition, results of operations or cash available for distribution could be impacted.

On November 25, 2014, the EPA issued a proposed rule to strengthen the NAAQs for ground level ozone. The proposed rule updates both the primary ozone standard and the secondary standard. Both proposed standards are 8-hour standards set within a range of 65 to 70 parts per billion (ppb). The EPA is also seeking comments on levels for the health standard as low as 60 ppb. The EPA will take comments on this proposed regulation for 90 days after its publication in the federal register and has stated it will issue a final decision by October 1, 2015. In addition, in 2013, the EPA promulgated a final rule revising the annual standard for fine particulate matter, or PM 2.5, by lowering the level from 15 to 12 micrograms per cubic meter. On December 18, 2014, the EPA issued final area designations for the 2012 NAAQs for PM 2.5. Designation of new non-attainment areas for the revised ozone or PM 2.5 NAAQS may result in additional federal and state regulatory actions that may impact our customers’ operations and increase the cost of additions to property, plant and equipment.

In 2012, the EPA finalized rules that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package included New Source Performance Standards to address emissions of sulfur dioxide and VOCs and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The rules establish specific new requirements regarding emissions from compressors and controllers at natural gas processing plants, dehydrators, storage tanks and other production equipment as well as the first federal air standards for natural gas wells that are hydraulically fractured. In addition, the rules establish leak detection requirements for natural gas processing plants at 500 ppm. In 2013, the EPA issued a final update to the VOC performance standards for storage tanks used in crude oil and natural gas production and transmission. On December 19, 2014, the EPA published final amendments to the July 2014 proposal.   These rules may require a number of modifications to our operations, including the installation of new equipment to control emissions from our compressors at initial startup. Compliance with such rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

In addition, the TCEQ has finalized revisions to certain air permit programs that significantly increase the air permitting requirements for new and certain existing oil and gas production and gathering sites for 15 counties in the Barnett Shale production area. The final rule establishes new emissions standards for engines, which could impact the operation of specific categories of engines by requiring the use of alternative engines, compression packages or the installation of aftermarket emissions control equipment. The rule became effective for the Barnett Shale production area in April 2011, with the lower emissions standards becoming applicable between 2015 and 2030 depending on the type of engine and the permitting requirements. The cost to comply with the revised air permit programs is not expected to be material at this time. However, the TCEQ has stated it will consider expanding application of the new air permit program statewide. At this point, we cannot predict the cost to comply with such requirements if the geographic scope is expanded.

These new regulations and proposals, when finalized, and any other new regulations requiring the installation of more sophisticated pollution control equipment could have a material adverse impact on our business, results of operations, financial condition and cash available for distribution.

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

Independent of Congress, the EPA is beginning to adopt regulations controlling greenhouse gas emissions under its existing CAA authority. For example, in December 2009, the EPA officially published its findings that emissions of carbon dioxide, methane, and other greenhouse gases endanger human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings by the EPA allowed the agency to proceed with the adoption and implementation of regulations that restrict emissions of greenhouse gases under existing provisions of the CAA. In 2009, the EPA adopted rules regarding regulation of greenhouse emissions from motor vehicles. In addition, on September 2009, the EPA issued a final rule requiring the reporting of greenhouse gas emissions in the United States beginning in 2011 for emissions occurring in 2010 from specified large greenhouse gas emission sources. In November 2010, the EPA published a final rule expanding its existing greenhouse gas emissions reporting rule for petroleum and natural gas facilities, including natural gas transmission compression facilities that emit 25,000 metric tons or more of carbon dioxide equivalent per year. The rule, which went into effect in December 2010, requires reporting of greenhouse gas emissions by such regulated facilities to the EPA by September 2012 for emissions during 2011 and annually thereafter. In 2010, the EPA also issued a final rule, known as the “Tailoring Rule,” that makes certain large stationary sources and modification projects subject to permitting requirements for greenhouse gas emissions under the CAA.

Both the Tailoring Rule and the EPA’s endangerment finding were challenged in federal court and were upheld by the D.C. Court of Appeals.  In July 2014, the United States Supreme Court invalidated the Tailoring Rule but it refused to consider other issues such as whether greenhouse gases endanger public health.  As a result, under federal law, a source is no longer required to meet the PSD and Title V permitting requirements based solely on its greenhouse gas emissions.

Finally, on January 8, 2014, the EPA published standards of performance for greenhouse gas emissions from new power plants. The proposal sets forth a performance standard for integrated gasification combined cycled units and utility boilers based on the use of partial carbon capture and sequestration technology. The proposal also sets limits for stationary natural gas combustion turbines based on the use of natural gas combined cycle technology.  In addition, on June 2, 2014, EPA proposed the Clean Power Plan rule, which was intended to reduce carbon emissions from existing power plants. Comments on the plan were due on December 1, 2014 and the EPA is expected to issue a final rule regarding carbon emissions from new power plants in January 2015. On June 18, 2014, an Ohio-based coal company filed a petition for an extraordinary writ in the United States Court of Appeals in Washington, D.C. challenging the EPA’s authority to regulate carbon dioxide emissions from existing coal-fired power plants under Section 111(d) of the Clean Air Act. Briefing in this case is currently ongoing.

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

A significant portion of our customers’ natural gas production is from unconventional sources that require hydraulic fracturing as part of the completion process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into the formation to stimulate gas production. Legislation to amend the SDWA to repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, were proposed in past sessions of Congress. The U.S. Congress continues to consider legislation to amend the SDWA. Scrutiny of hydraulic fracturing activities continues in other ways, with the EPA having commenced a multi-year study of the potential environmental impacts of hydraulic fracturing, the results of which were originally anticipated to be available in 2014, but are now expected in March 2015. The EPA also has announced that it believes hydraulic fracturing using fluids containing diesel fuel can be regulated under the SDWA notwithstanding the SDWA’s general exemption for hydraulic fracturing. Several states have also proposed or adopted legislative or regulatory restrictions on hydraulic fracturing, including prohibitions on the practice. We cannot predict if additional legislation will be enacted and if so, what its provisions would be. If additional levels of regulation, restriction and permits are required through the adoption of new laws and regulations at the federal or state level, that could lead to delays, increased operating costs and process prohibitions for our customers that could reduce demand for our compression services, which could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution.

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

The long-term impact of terrorist attacks, such as the attacks that occurred on September 11, 2001, and the magnitude of the threat of future terrorist attacks on the energy industry in general and on us in particular are not known at this time. Uncertainty surrounding hostilities in the Middle East or other sustained military campaigns may affect our operations in unpredictable ways, including disruptions of crude oil and natural gas supplies and markets for crude oil, natural gas and natural gas liquids and the possibility that infrastructure facilities could be direct targets of, or indirect casualties of, an act of terror. Changes in the insurance markets attributable to terrorist attacks may make certain types of insurance more difficult for us to obtain. Moreover, the insurance that may be available to us may be significantly more expensive than our existing insurance coverage. Instability in the financial markets as a result of terrorism or war could also affect our ability to raise capital.

If we fail to develop or maintain an effective system of internal controls, we may not be able to report our financial results accurately or prevent fraud, which would likely have a negative impact on the market price of our common units.

In connection with the closing of our initial public offering, we became subject to the public reporting requirements of the Exchange Act. Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and to operate successfully as a publicly traded partnership. We continue to evaluate the effectiveness of and improve upon our internal controls. Our efforts to develop and maintain our internal controls may not be successful, and we may be unable to maintain effective controls over our financial processes and reporting in the future or to comply with our obligations under Section 404 of the Sarbanes Oxley Act of 2002 (“Section 404”). For example, Section 404(a) requires us, among other things, to review and report annually on the effectiveness of our internal control over financial reporting. We were required to comply with Section 404(a) beginning with our fiscal year ended December 31, 2013. In addition, our independent registered public accountants will be required to assess the effectiveness of internal control over financial reporting at the end of the fiscal year after we are no longer an “emerging growth company” under the Jumpstart Our Business Startups Act, which may be for up to five fiscal years after the date we completed our initial public offering, which was in January 2013. Any failure to develop, implement or maintain effective internal controls or to improve our internal controls could harm our operating results or cause us to fail to meet our reporting obligations. Given the difficulties inherent in the design and operation of internal controls over financial reporting, we can provide no assurance as to our independent registered public accounting firm’s conclusions about the effectiveness of our internal controls, and we may incur significant costs in our efforts to comply with Section 404. Ineffective internal controls will subject us to regulatory scrutiny and a loss of confidence in our reported financial information, which could have an adverse effect on our business and would likely have a negative effect on the trading price of our common units.

Risks Inherent in an Investment in Us

Holders of our common units have limited voting rights and are not entitled to elect our general partner or its directors.

Unlike the holders of common stock in a corporation, our unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders have no right to elect our general partner or its board of directors. USA Compression Holdings is the sole member of our general partner and has the right to appoint our general partner’s entire board of directors, including its independent directors. If the unitholders are dissatisfied with the performance of our general partner, they have little ability to remove our general partner. As a result of these limitations, the price of our common units may be diminished because of the absence or reduction of a takeover premium in the trading price. Furthermore, our partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the unitholders’ ability to influence the manner or direction of management.

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

•

our partnership agreement limits the liability of and reduces the fiduciary duties owed by our general partner, and also restricts the remedies available to our unitholders for actions that, without such limitations, might constitute breaches of fiduciary duty;

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

•

our partnership agreement permits us to classify up to $36.6 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions on our subordinated units or to our general partner in respect of the general partner interest or the incentive distribution rights (or “IDRs”);

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

•

our general partner may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to our general partner’s IDRs without the approval of the conflicts committee of the board of directors of our general partner or our unitholders. This election may result in lower distributions to our common unitholders in certain situations.

Our general partner’s liability regarding our obligations is limited.

Our general partner has included, and will continue to include, provisions in its and our contractual arrangements that limit its liability under such contractual arrangements so that the counterparties to such arrangements have recourse only against our assets, and not against our general partner or its assets. Our general partner may therefore cause us to incur indebtedness or other obligations that are nonrecourse to our general partner. Our partnership agreement provides that any action taken by our general partner to limit its liability is not a breach of our general partner’s fiduciary duties, even if we could have obtained more favorable terms without the limitation on liability. In addition, we are obligated to reimburse or indemnify our general partner to the extent that it incurs obligations on our behalf. Any such reimbursement or indemnification payments would reduce the amount of cash otherwise available for distribution.

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

Even if holders of our common units are dissatisfied, they currently cannot remove our general partner without USA Compression Holdings’ consent.

The unitholders are currently unable to remove our general partner because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 662/3% of all outstanding common and subordinated units voting together as a single class is required to remove our general partner. USA Compression Holdings owns an aggregate of 42.0% of our outstanding common and subordinated units. Also, if our general partner is removed without cause during the subordination period and no units held by the holders of the subordinated units or their affiliates (including our general partner and its affiliates) are voted in favor of that removal, all subordinated units will automatically be converted into common units. A removal of our general partner under these circumstances would adversely affect our common units by prematurely eliminating their distribution and liquidation preference over our subordinated units, which would otherwise have continued until we had met certain distribution and performance tests. Cause is narrowly defined in our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable for actual fraud or willful misconduct in its capacity as our general partner. Generally, poor management of our business by our general partner does not constitute “cause”.

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

In connection with a situation involving a transaction with an affiliate or a conflict of interest, any determination by our general partner must be made in good faith. If an affiliate transaction or the resolution of a conflict of interest is not approved by our common unitholders or the conflicts committee and the board of directors of our general partner determines that the resolution or course of action taken with respect to the affiliate transaction or conflict of interest satisfies either of the standards set forth in subclauses (c) and (d) above, then it will conclusively be deemed that, in making its decision, the board of directors of our general partner acted in good faith.

Our general partner may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to its IDRs, without the approval of the conflicts committee of its board of directors of our general partner or the holders of our common units. This could result in lower distributions to holders of our common units.

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

If our general partner elects to reset the target distribution levels, it will be entitled to receive a number of common units and to maintain its general partner interest. The number of common units to be issued to our general partner will equal the number of common units which would have entitled the holder to an average aggregate quarterly cash distribution in the prior two quarters equal to the average of the distributions to our general partner on the IDRs in the prior two quarters. Our general partner’s general partner interest in us (currently 1.7%) will be maintained at the percentage that existed immediately prior to the reset election. Our general partner could exercise this reset election at a time when it is experiencing, or expects to experience, declines in the cash distributions it receives related to its IDRs and may, therefore, desire to be issued common units rather than retain the right to receive incentive distributions based on the initial target distribution levels. As a result, a reset election may cause our common unitholders to experience a reduction in the amount of cash distributions that our common unitholders would have otherwise received had we not issued new common units to our general partner in connection with resetting the target distribution levels.

Our partnership agreement restricts the voting rights of unitholders owning 20% or more of our common units.

Unitholders’ voting rights are further restricted by a provision of our partnership agreement providing that any units held by a person or group that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates, their direct transferees and their indirect transferees approved by our general partner (which approval may be granted in its sole discretion) and persons who acquired such units with the prior approval of our general partner, cannot vote on any matter.

Our general partner interest or the control of our general partner may be transferred to a third party without unitholder consent.

Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, our partnership agreement does not restrict the ability of USA Compression Holdings to transfer all or a portion of its ownership interest in our general partner to a third party. The new owner of our general partner would then be in a position to replace the board of directors and officers of our general partner with its own designees and thereby exert significant control over the decisions made by the board of directors and officers of our general partner.

An increase in interest rates may cause the market price of our common units to decline.

Like all equity investments, an investment in our common units is subject to certain risks. In exchange for accepting these risks, investors may expect to receive a higher rate of return than would otherwise be obtainable from lower-risk investments. Accordingly, as interest rates rise, the ability of investors to obtain higher risk-adjusted rates of return by purchasing government-backed debt securities may cause a corresponding decline in demand for riskier investments generally, including yield based equity investments such as publicly traded partnership interests. Reduced demand for our common units resulting from investors seeking other more favorable investment opportunities may cause the trading price of our common units to decline.

We may issue additional units without your approval, which would dilute your existing ownership interests.

Our partnership agreement does not limit the number of additional limited partner interests that we may issue at any time without the approval of our unitholders. The issuance by us of additional common units, including pursuant to our Distribution Reinvestment Plan (“DRIP”) or our continuous offering program, or other equity securities of equal or senior rank, will have the following effects:

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

USA Compression Holdings and Argonaut Private Equity, L.L.C. may sell units in the public or private markets, and such sales could have an adverse impact on the trading price of the common units.

USA Compression Holdings holds an aggregate of 5,020,177 common units and 14,048,588 subordinated units. All of the subordinated units will convert into common units at the end of the subordination period and may convert earlier under certain circumstances. Argonaut Private Equity, L.L.C. (“Argonaut”) holds an aggregate of 6,902,332 common units. In addition, USA Compression Holdings and Argonaut may acquire additional common units in connection with our DRIP. We have agreed to provide USA Compression Holdings and Argonaut with certain registration rights for any common and subordinated units they own, as applicable. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

Our general partner has a call right that may require you to sell your units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price that is not less than their then-current market price, as calculated pursuant to the terms of our partnership agreement. As a result, you may be required to sell your common units at an undesirable time or price. You may also incur a tax liability upon a sale of your units. USA Compression Holdings owns an aggregate of approximately 16.0% of our outstanding common units. At the end of the subordination period, assuming no additional issuances of common units (other than upon the conversion of the subordinated units), USA Compression Holdings will own an aggregate of approximately 42.0% of our outstanding common units.

Your liability may not be limited if a court finds that unitholder action constitutes control of our business.

A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to our general partner. Our partnership is organized under Delaware law, and we conduct business in a number of other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the other states in which we do business. You could be liable for any and all of our obligations as if you were a general partner if a court or government agency were to determine that:

•	we were conducting business in a state but had not complied with that particular state’s partnership statute; or



•

your right to act with other unitholders to remove or replace our general partner, to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constitute “control” of our business.

Unitholders may have liability to repay distributions that were wrongfully distributed to them.

Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act (the “Delaware Act”), we may not make a distribution to you if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of an impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Substituted limited partners are liable both for the obligations of the assignor to make contributions to the partnership that were known to the substituted limited partner at the time it became a limited partner and for those obligations that were unknown if the liabilities could have been determined from the partnership agreement. Neither liabilities to partners on account of their partnership interest nor liabilities that are non-recourse to the partnership are counted for purposes of determining whether a distribution is permitted.

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

Tax Risks to Common Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes. If the IRS were to treat us as a corporation for federal income tax purposes, then our cash available for distribution would be substantially reduced.

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

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state and local income tax at varying rates. Distributions would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions or credits would flow through to you. Because a tax would be imposed upon us as a corporation, our cash available for distribution would be substantially reduced. Therefore, if we were treated as a corporation for federal income tax purposes, there would be a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

Our partnership agreement provides that, if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.

If we were subjected to a material amount of additional entity level taxation by individual states, it would reduce our cash available for distribution.

Changes in current state law may subject us to additional entity level taxation by individual states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise and other forms of taxation. For example, we are required to pay Texas franchise tax each year at a maximum effective rate of 0.7% of our gross income apportioned to Texas in the prior year. Imposition of any similar taxes by any other state may substantially reduce the cash available for distribution and, therefore, negatively impact the value of an investment in our common units.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.

The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, the Obama administration’s budget proposal for fiscal year 2016 recommends that certain publicly traded partnerships earning income from activities related to fossil fuels be taxed as corporations beginning in 2021. From time to time, members of the U.S. Congress propose and consider such substantive changes to the existing federal income tax laws that affect publicly traded partnerships. If successful, the Obama administration’s proposal or other similar proposals could eliminate the qualifying income exception to the treatment of all publicly-traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

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

If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any IRS contest will reduce our cash available for distribution.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from the positions we take, and the IRS’s positions may ultimately be sustained.

It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS, and the outcome of any IRS contest, may have a materially adverse impact on the market for our common units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner because the costs will reduce our cash available for distribution.

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

Investment in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (“IRAs”), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be subject to withholding taxes imposed at the highest tax rate applicable to such non-U.S. persons, and each non-U.S. person will be required to file U.S. federal income tax returns and pay tax on its share of our taxable income. If you are a tax-exempt entity or a non-U.S. person, you should consult a tax advisor before investing in our common units.

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

We have adopted certain valuation methodologies in determining unitholder’s allocations of income, gain, loss and deduction. The IRS may challenge these methods or the resulting allocations, and such a challenge could adversely affect the value of our common units.

In determining the items of income, gain, loss and deduction allocable to our unitholders, we must routinely determine the fair market value of our respective assets. Although we may from time to time consult with professional appraisers regarding valuation matters, we make many fair market value estimates using a methodology based on the market value of our common units as a means to measure the fair market value of our respective assets. The IRS may challenge these valuation methods and the resulting allocations of income, gain, loss and deduction.

A successful IRS challenge to these methods or allocations could adversely affect the amount, character and timing of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

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

In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or control property now or in the future, even if they do not live in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We currently conduct business in several states. Many of which currently impose a personal income tax on individuals. Many of these states also impose an income tax on corporations and other entities. As we make acquisitions or expand our business, we may control assets or conduct business in additional states or foreign jurisdictions that impose a personal income tax. It is your responsibility to file all foreign, federal, state and local tax returns.

ITEM 1B.Unresolved Staff Comments

None.

ITEM 2.Properties

We do not currently own or lease any material facilities or properties for storage or maintenance of our compression units. As of December 31, 2014, our headquarters consisted of 18,167 square feet of leased space located at 100 Congress Avenue, Austin, Texas 78701.

ITEM 3.Legal Proceedings

Please refer to Note  13 of our consolidated financial statements included in this report for a description of our Legal Proceedings.

ITEM 4.Mine Safety Disclosures

None.

PART II

ITEM 5.Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Partnership Interests

As of February 17, 2015, we had outstanding 32,036,276 common units, 14,048,588 subordinated units, a 1.7% general partner interest (“General Partner Interest”) and IDRs. As of February 17, 2015, USA Compression Holdings, LLC owned approximately 17.3% of our outstanding common units and 100% of our subordinated units. Our general partner currently owns a 1.7% general partner interest in us and all of our IDRs. As discussed below under “Selected Information from Our Partnership Agreement— General Partner Interest and IDRs,” the IDRs represent the right to receive increasing percentages, up to a maximum of 48%, of the cash we distribute from operating surplus (as defined below) in excess of $0.4888 per unit per quarter. Our common units, which represent limited partner interests in us, are listed on the New York Stock Exchange (“NYSE”) under the symbol “USAC.”

The following table sets forth high and low sales prices per common unit and cash distributions per common unit to common unitholders for the periods indicated. The last reported sales price for our common units on February 17, 2015, was $19.15.

			Cash
			Distribution
	Price Range		Declared Per
Period	High	Low	Common Unit		Date Paid

First Quarter 2013(1)	$20.00	$17.25	$0.348	(2)	May 14, 2013
Second Quarter 2013	$23.72	$18.77	$0.44		August 14, 2013
Third Quarter 2013	$26.50	$22.50	$0.46		November 14, 2013
Fourth Quarter 2013	$27.12	$22.07	$0.48		February 14, 2014
First Quarter 2014	$28.73	$25.71	$0.49		May 15, 2014
Second Quarter 2014	$28.29	$24.52	$0.50		August 14, 2014
Third Quarter 2014	$26.44	$23.17	$0.505		November 14, 2014
Fourth Quarter 2014	$24.82	$14.45	$0.51		February 13, 2015

(1)	Beginning on January 15, 2013 the first day our common units were traded on the NYSE.
(2)	Prorated to reflect 72 days of a quarterly cash distribution rate of $0.435 per unit.

Holders

At the close of business on February 17, 2015, based on information received from the transfer agent of the common units, we had 44 holders of record of our common units. The number of record holders does not include holders of common units in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

Selected Information from our Partnership Agreement

Set forth below is a summary of the significant provisions of our partnership agreement that relate to available cash, minimum quarterly distributions, and the General Partner Interest and the IDRs.

Available Cash

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date. Our partnership agreement generally defines available cash, for each quarter, as cash on hand at the end of a quarter plus cash on hand resulting from working capital borrowings made after the end of the quarter less the amount of reserves established by our general partner to provide for the proper conduct of our business, comply with applicable law, our revolving credit facility or other agreements; and provide funds for distributions to our unitholders for any one or more of the next four quarters. Working capital borrowings are borrowings made under a credit facility, commercial paper facility or other similar financing arrangement, and in all cases are used solely for working capital purposes or to pay distributions to partners and with the intent of the borrower to repay such borrowings within twelve months from sources other than working capital borrowings.

Minimum Quarterly Distribution

Our partnership agreement provides that, during the subordination period, the common units will have the right to receive distributions of available cash from operating surplus each quarter in an amount equal to $0.425 per common unit, which amount is defined in our partnership agreement as the minimum quarterly distribution, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. These units are deemed “subordinated” because for a period of time, referred to as the subordination period, the subordinated units will not be entitled to receive any distributions until the common units have received the minimum quarterly distribution plus any arrearages from prior quarters. Furthermore, no arrearages will be paid on the subordinated units. The practical effect of the subordinated units is to increase the likelihood that during the subordination period there will be available cash to be distributed on the common units. On January 22, 2015, the Partnership announced a cash distribution of $0.51 per unit on its common and subordinated units. This fourth quarter distribution corresponds to an annualized distribution rate of $2.04 per unit. The distribution was paid on February 13, 2015 to unitholders of record as of the close of business on February 3, 2015. USA Compression Holdings, and Argonaut and certain other related unitholders elected to reinvest all of this distribution with respect to their units pursuant to the DRIP. Following the issuance of common units under the DRIP, USAC Compression Holdings owned 42.5% of the Partnership’s outstanding limited partner interests, and Argonaut and the related parties participating in the DRIP, owned 16.5% of the Partnership’s outstanding limited partner interests.

General Partner Interest and IDRs

Our partnership agreement provides that our general partner is entitled to its General Partner Interest of all distributions that we make. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its General Partner Interest if we issue additional units. Our general partner’s General Partner Interest, and the percentage of our cash distributions to which it is entitled, will be proportionately reduced if we issue additional units in the future (other than the issuance of common units upon conversion of outstanding subordinated units or the issuance of common units upon a reset of the IDRs) and our general partner does not contribute a proportionate amount of capital to us in order to maintain its  General Partner Interest. Our partnership agreement does not require that our general partner fund its capital contribution with cash and our general partner may fund its capital contribution by the contribution to us of common units or other property.

IDRs represent the right to receive increasing percentages (13.0%, 23.0% and 48.0%) of quarterly distributions of available cash from operating surplus after the minimum quarterly distribution and the target distribution levels have been achieved. Our general partner currently holds the IDRs, but may transfer these rights separately from its General Partner Interest and without the consent of our limited partners.

Issuer Purchases of Equity Securities

None.

Sales of Unregistered Securities; Use of Proceeds from Sale of Securities

None.

Equity Compensation Plan

For disclosures regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12 (“Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters”).

ITEM 6.Selected Financial Data

SELECTED HISTORICAL FINANCIAL DATA

In the table below we have presented certain selected financial data for USA Compression Partners, LP for each of the five years in the period ended December 31, 2014, which has been derived from our audited consolidated financial statements. The following information should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements contained in Part II, Item 7.

We were acquired by USA Compression Holdings on December 23, 2010, which we refer to as the Holdings Acquisition. In connection with this acquisition, our assets and liabilities were adjusted to fair value on the closing date by application of “push-down” accounting. Due to these adjustments, our audited consolidated financial statements are presented in two distinct periods to indicate the application of two different bases of accounting between the periods presented: (i) the periods prior to the acquisition date for accounting purposes, using a date of convenience of December 31, 2010, are identified as “Predecessor,” and (ii) the periods from December 31, 2010 forward are identified as “Successor.”

The following table includes the non-GAAP financial measure of gross operating margin, Adjusted EBITDA and Adjusted distributable cash flow (or “Adjusted DCF”). For definitions of Gross Operating Margin, Adjusted EBITDA and Adjusted DCF, and reconciliations to such measures to their most directly comparable financial measures calculated and presented in accordance with GAAP, please read “Non-GAAP Financial Measures” below.

	Successor(1)				Predecessor
	Years Ended December 31,				Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except for unit amounts)
Revenues:
Contract operations	$217,361	$150,360	$116,373	$93,896	$89,785
Parts and service	4,148	2,558	2,414	4,824	2,243
Total revenues	221,509	152,918	118,787	98,720	92,028
Costs of operations, exclusive of depreciation and amortization:
Cost of operations	74,035	48,097	37,796	39,605	33,292
Gross operating margin(2)	147,474	104,821	80,991	59,115	58,736
Other operating and administrative costs and expenses:
Selling, general and administrative	38,718	27,587	18,269	12,726	11,370
Restructuring charges(3)	-	-	-	300	-
Depreciation and amortization	71,156	52,917	41,880	32,738	24,569
(Gain) loss of sale of assets	(2,233)	284	266	178	(90)
Impairment of compression equipment	2,266	203	-	-	-
Total other operating and administrative costs and expenses	109,907	80,991	60,415	45,942	35,849
Operating income	37,567	23,830	20,576	13,173	22,887
Other income (expense):
Interest expense, net	(12,529)	(12,488)	(15,905)	(12,970)	(12,279)
Other	11	9	28	21	26
Total other expense	(12,518)	(12,479)	(15,877)	(12,949)	(12,253)
Income before income tax expense	25,049	11,351	4,699	224	10,634
Income tax expense	103	280	196	155	155
Net income	24,946	11,071	4,503	69	10,479
Adjusted EBITDA(2)	$114,409	$81,130	$63,484	$51,285	$51,987
Adjusted DCF(2)	$85,927	$56,210	$34,928	$22,789	$25,861

Net income per common unit:
Basic	$0.60	$0.32	$—	$—	$—
Diluted	$0.60	$0.32	$—	$—	$—
Cash distributions declared per common unit:	$2.01	$1.73	$—	$—	$—

Other Financial Data:
Capital expenditures(4)	387,914	159,547	179,977	133,264	18,886
Cash flows provided by (used in):
Operating activities	101,891	68,190	41,974	33,782	38,572
Investing activities	(380,523)	(153,946)	(178,589)	(140,444)	(18,768)
Financing activities	278,631	85,756	136,618	106,662	(19,804)

Balance Sheet Data (at period end):
Working capital(5)	$(44,064)	$(24,177)	$(12,076)	$(11,295)	$(3,984)
Total assets	1,516,482	1,185,884	872,645	727,876	614,718
Long-term debt	594,864	420,933	502,266	363,773	255,491
Partners' equity	839,520	707,727	343,526	339,023	338,954

(1)	Reflects the push-down of the purchase accounting for the Holdings Acquisition.

(2)	Please refer to “—Non-GAAP Financial Measures” section below.

(3)

During the year ended December 31, 2011, we incurred $0.3 million of restructuring charges for severance and retention benefits related to the termination of certain administrative employees. These charges are reflected as restructuring charges in our consolidated statement of operations. These restructuring charges were paid in 2012.

(4)

On December 15, 2011, we purchased all of the compression units previously leased from Caterpillar for $43 million and terminated all of the lease schedules and covenants under the operating lease facility with Caterpillar. This amount is included in capital expenditures for the year ended December 31, 2011. On December 16, 2011, the Partnership entered into an agreement with a compression equipment supplier to reduce certain previously made progress payments from $10 million to $2 million. The Partnership applied this $8 million credit to new compression unit purchases from this supplier in the year ended December 31, 2012. Before the application of this credit, capital expenditures were $188.0 million for the year ended December 31, 2012.

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

The following table reconciles gross operating margin to operating income, its most directly comparable GAAP financial measure, for each of the periods presented:

	Successor(1)				Predecessor
	Years Ended December 31,				Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Revenues:
Contract operations	$217,361	$150,360	$116,373	$93,896	$89,785
Parts and service	4,148	2,558	2,414	4,824	2,243
Total revenues	221,509	152,918	118,787	98,720	92,028
Cost of operations, exclusive of depreciation and amortization	74,035	48,097	37,796	39,605	33,292
Gross operating margin	147,474	104,821	80,991	59,115	58,736
Other operating and administrative costs and expenses:
Selling, general and administrative	38,718	27,587	18,269	12,726	11,370
Restructuring charges	-	-	-	300	-
Depreciation and amortization	71,156	52,917	41,880	32,738	24,569
(Gain) loss on sale of assets	(2,233)	284	266	178	(90)
Impairment of compression equipment	2,266	203	-	-	-
Total other operating and administrative costs and expenses	109,907	80,991	60,415	45,942	35,849
Operating income	$37,567	$23,830	$20,576	$13,173	$22,887

(1)	Reflects the push-down of the purchase accounting for the Holdings Acquisition.

Adjusted EBITDA

We define EBITDA as net income before net interest expense, depreciation and amortization expense, and income taxes. We define Adjusted EBITDA as EBITDA plus impairment of compression equipment, interest income, unit based compensation expense, restructuring charges, management fees, expenses under our operating lease with Caterpillar, certain fees and expenses related to the Holdings Acquisition, (gain) loss on sale of assets, and transaction expenses. We view Adjusted EBITDA as one of our primary management tools, and we track this item on a monthly basis both as an absolute amount and as a percentage of revenue compared to the prior month, year-to-date, prior year and to budget. Adjusted EBITDA is used as a supplemental financial measure by our management and external users of our financial statements, such as investors and commercial banks, to assess:

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

Because we use capital assets, depreciation, impairment and the interest cost of acquiring compression equipment are also necessary elements of our costs. Expense related to unit-based compensation expense related to equity awards to employees is also a necessary component of our business. Therefore, measures that exclude these elements have material limitations. To compensate for these limitations, we believe that it is important to consider both net income and net cash provided by operating activities determined under GAAP, as well as Adjusted EBITDA, to evaluate our financial performance and our liquidity. Our Adjusted EBITDA excludes some, but not all, items that affect net income and net cash provided by operating activities, and these measures may vary among companies. Management compensates for the limitations of Adjusted EBITDA as an analytical tool by reviewing the comparable GAAP measures, understanding the differences between the measures and incorporating this knowledge into management’s decision making processes.

The following table reconciles Adjusted EBITDA to net income and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

					Predecessor
	Successor(1)				Year Ended
	Years Ended December 31,				December 31,
	2014	2013	2012	2011	2010
Net income	$24,946	$11,071	$4,503	$69	$10,479
Interest expense, net	12,529	12,488	15,905	12,970	12,279
Depreciation and amortization	71,156	52,917	41,880	32,738	24,569
Income taxes	103	280	196	155	155
EBITDA	$108,734	$76,756	$62,484	$45,932	$47,482
Impairment of compression equipment(2)	2,266	203	-	-	-
Interest income on capital lease	1,274	-	-	-	-
Unit-based compensation expense (3)	3,034	1,343	-	-	382
Equipment operating lease expense(4)	-	-	-	4,053	2,285
Riverstone management fee(5)	-	49	1,000	1,000	-
Restructuring charges(6)	-	-	-	300	-
Fees and expenses related to the Holdings Acquisition(7)	-	-	-	-	1,838
Transaction expenses for acquisitions (8)	1,299	2,142	-	-	-
Loss(gain) on sale of assets and other	(2,198)	637	-	-	-
Adjusted EBITDA	$114,409	$81,130	$63,484	$51,285	$51,987
Interest expense, net	(12,529)	(12,488)	(15,905)	(12,970)	(12,279)
Income tax expense	(103)	(280)	(196)	(155)	(155)
Interest income on capital lease	(1,274)	-	-	-	-
Equipment operating lease expense	-	-	-	(4,053)	(2,285)
Riverstone management fee	-	(49)	(1,000)	(1,000)	-
Restructuring charge	-	-	-	(300)	-
Fees and expenses related to the Holdings Acquisition	-	-	-	-	(1,838)
Transaction expenses for acquisitions	(1,299)	(2,142)	-	-	-
Other	1,189	1,839	(58)	(920)	3,362
Changes in operating assets and liabilities	1,498	180	(4,351)	1,895	(220)
Net cash provided by operating activities	$101,891	$68,190	$41,974	$33,782	$38,572

(1)	Reflects the push-down of the purchase accounting for the Holdings Acquisition.

(2)	Represents non-cash charges incurred to write down long-lived assets with recorded values that are not expected to be recovered through future cash flows.

(3)

For the years ended December 31, 2014 and December 31, 2013, unit-based compensation expense included $0.5 million and $0, respectively, of cash payments related to quarterly payments of distribution equivalent rights on outstanding phantom unit awards and $0.3 million and $0, respectively, related to the cash portion of any settlement of phantom unit awards upon vesting. The remainder of the unit-based compensation expense for 2014 is related to non-cash adjustments to the unit- based compensation liability, and for 2013 is related to the non-cash amortization of unit-based compensation in equity.

(4)

Represents expenses for the respective periods under the operating lease facility with Caterpillar, from whom we historically leased compression units and other equipment. On December 15, 2011, we purchased the compression units that were previously leased from Caterpillar for $43 million and terminated all the lease schedules and covenants under the operating lease facility. As such, we believe it is useful to investors to view our results excluding these lease payments.

(5)

Represents management fees paid to Riverstone for services performed during 2013, 2012 and 2011. These fees were not paid by us as a public company.  As such, we believe it is useful to investors to view our results excluding these fees.

(6)

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

(7)

Represents one-time fees and expenses related to the Holdings Acquisition. These fees and expenses are not related to our operations, and we do not expect to incur similar fees or expenses in the future as a publicly traded partnership.

(8)	Represents the S&R Acquisition expenses incurred along with certain transaction expenses related to potential acquisitions.

Adjusted Distributable Cash Flow

We define distributable cash flow as net income plus non-cash interest expense, depreciation and amortization expense, unit based compensation expense and impairment of compression equipment, less maintenance capital expenditures. We define Adjusted DCF as distributable cash flow plus certain transaction fees and (gain) loss on sale of equipment. We believe distributable cash flow and Adjusted DCF are important measures of operating performance because they allow management, investors and others to compare basic cash flows we generate (prior to the establishment of any retained cash reserves by our general partner and the effect of the DRIP) to the cash distributions we expect to pay our unitholders. Using distributable cash flow and Adjusted DCF, management can quickly compute the coverage ratio of estimated cash flows to planned cash distributions.

Distributable cash flow and Adjusted DCF should not be considered an alternative to, or more meaningful than, net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP as measures of operating performance and liquidity. Moreover, our distributable cash flow and Adjusted DCF as presented may not be comparable to similarly titled measures of other companies.

Because we use capital assets, depreciation and impairment of compression equipment, (gain) loss on sale of assets, and maintenance capital expenditures are necessary elements of our costs. Expense related to unit-based compensation expense related to equity awards to employees is also a necessary component of our business. Therefore, measures that exclude these elements have material limitations. To compensate for these limitations, we believe that it is important to consider both net income and net cash provided by operating activities determined under GAAP, as well as Adjusted DCF, to evaluate our financial performance and our liquidity. Our Adjusted DCF excludes some, but not all, items that affect net income and net cash provided by operating activities, and these measures may vary among companies. Management compensates for the limitations of Adjusted DCF as an analytical tool by reviewing the comparable GAAP measures, understanding the differences between the measures and incorporating this knowledge into management’s decision making processes.

The following table reconciles Adjusted DCF to net income and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

					Predecessor
	Successor(1)				Year Ended
	Years Ended December 31,				December 31,
	2014	2013	2012	2011	2010
Net income	$24,946	$11,071	$4,503	$69	$10,479
Plus: Non-cash interest expense	1,224	2,201	1,855	(1,057)	3,449
Plus: Depreciation and amortization	71,156	52,917	41,880	32,738	24,569
Plus: Unit-based compensation expense (2)	3,034	1,343	-	-	382
Plus: Impairment of compression equipment	2,266	203	-	-	-
Less: Maintenance capital expenditures(3)	(15,800)	(14,304)	(13,310)	(8,961)	(13,018)
Distributable cash flow	$86,826	$53,431	$34,928	$22,789	$25,861
Transaction expenses for acquisitions (4)	1,299	2,142	-	-	-
Loss (gain) on sale of assets and other	(2,198)	637	-	-	-
Adjusted distributable cash flow	$85,927	$56,210	$34,928	$22,789	$25,861
Plus: Maintenance capital expenditures	15,800	14,304	13,310	8,961	13,018
Plus: Net gain on change in fair value of interest rate swap	-	-	(2,180)	(2,629)	-
Plus: Change in working capital	1,498	180	(4,351)	1,897	(218)
Less: Transaction expenses for acquisitions	(1,299)	(2,142)	-	-	-
Less: Other	(35)	(362)	267	2,764	(89)
Net cash provided by operating activities	$101,891	$68,190	$41,974	$33,782	$38,572

(1)	Reflects the push-down of the purchase accounting for the Holdings Acquisition.

(2)

For the years ended December 31, 2014 and December 31, 2013, unit-based compensation expense includes $0.5 million and $0, respectively, of cash payments related to quarterly payments of distribution equivalent rights on phantom unit awards and $0.3 million and $0, respectively, related to the cash portion of any settlement of phantom units upon vesting. The remainder of the unit-based compensation expense for 2014 is related to non-cash adjustments to the unit- based compensation liability, and for 2013 is related to the non-cash amortization of unit-based compensation in equity.

(3)

Reflects actual maintenance capital expenditures for the period presented. Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets, to maintain the operating capacity of our assets and extend their useful lives, or other capital expenditures that are incurred in maintaining our existing business and related cash flow.

(4)	Represents the S&R Acquisition expenses incurred along with certain transaction expenses related to potential acquisitions.

The following table summarizes certain coverage ratios for the periods presented.

	Years Ended December 31,
	2014	2013
Adjusted distributable cash flow	$85,927	$56,210
GP interest in adjusted distributable cash flow	1,947	1,188
Pre-IPO distributable cash flow	-	2,323
Adjusted distributable cash flow attributable to LP interest	$83,980	$52,699

Distributions for coverage ratio(1)	$85,098	$55,961

Distributions reinvested in the DRIP(2)	$52,556	$36,694

Distributions for cash coverage ratio(3)	$32,542	$19,267

Adjusted distributable cash flow coverage ratio	0.99	0.94

Cash coverage ratio	2.58	2.74

(1)

Calculation reflects the value of the distribution for the weighted average common units outstanding for the years ended December 31, 2014 and 2013. The adjusted distributable cash flow coverage ratio based on units outstanding at the record dates for each of the periods are 0.97x and 0.91x.   For the year ended December 31, 2013, pre-IPO distributable cash flow was not included in the calculation for the coverage ratio.

(2)	Represents distribution to holders enrolled in the Partnership's DRIP as of the record date for each period.

(3)

Calculation reflects the value of cash distributions declared for the weighted average of common and subordinated units not participating in the Partnership's DRIP for the year ended December 31, 2014. The cash coverage ratio based on units outstanding at the record date for the period is 2.46x.  For the year ended December 31, 2013, pre-IPO distributable cash flow was not included in the calculation for the coverage ratio.

ITEM 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, the notes thereto, and the other financial information appearing elsewhere in this report. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See Part I (“Disclosure Regarding Forward-Looking Statements”) and Part I, Item 1A (“Risk Factors”).

Overview

We provide compression services in a number of shale plays throughout the U.S., including the Utica, Marcellus, Permian Basin, Eagle Ford, Mississippi Lime, Granite Wash, Woodford, Barnett, Haynesville and Fayetteville shales. The demand for our services is driven by the domestic production of natural gas and crude oil; as such, we have focused our activities in areas of attractive production growth, which are generally found in these shale and unconventional resource plays.  According to recent studies promulgated by the Energy Information Agency (“EIA”), the production and transportation volumes in these plays is expected to increase over time due to the comparably attractive economic returns versus returns achieved in many conventional basins. Furthermore, the changes in production volumes and pressures of shale plays over time require a wider range of compression services than in conventional basins. We believe the flexibility of our compression units positions us well to meet these changing operating conditions. While our business focuses largely on compression services serving infrastructure installations, including centralized natural gas gathering systems and processing facilities, utilizing large horsepower compression units, typically in shale plays, we also provide compression services in more mature conventional basins, including crude oil wells targeted by horizontal drilling techniques. The recent advent of horizontal drilling has allowed producers to produce incremental volumes of crude oil on economic terms that tend to remain attractive even in periods of low commodity prices.

General Trends and Outlook

A significant amount of our assets are utilized in infrastructure applications, primarily in centralized natural gas gathering systems and processing facilities. Given the project nature of these applications and long-term investment horizon of our customers, we have generally experienced stability in rates since 2011 and expect to see continued stability over the medium-to-long term.  A small portion of our fleet is used in connection with crude oil production using horizontal drilling techniques.  The recent advent of horizontal drilling has allowed producers to produce incremental volumes of crude oil on economic terms that tend to remain attractive even in periods of low commodity prices.  In recent months, commodity prices have declined significantly.  As a result, we have experienced and expect to continue to experience some pressure on service rates until such time as commodity prices return to higher levels. We are closely monitoring developments in our customer base, but believe that there will continue to be demand for our services given the necessity of compression services in allowing for the transportation and processing of natural gas as well as the production of crude oil. We intend to prudently grow the number of compression units in our fleet in order to be positioned to take advantage of attractive market opportunities, primarily through the purchase of larger horsepower units that tend to generate higher margins and command longer contract terms.

Our ability to increase our revenues is dependent in large part on our ability to add new revenue generating compression units to our fleet while maintaining our utilization and contract rates. For the year ended December 31, 2014, we ordered approximately 350,000 horsepower of new compression unit equipment, up from the 220,000 horsepower that we expected at year end December 31, 2013 to be delivered during 2014.  Revenue generating horsepower increased by 26.2% from December 31, 2013 to December 31, 2014.  We continue to have utilization rates in excess of 90%. Average revenue generating horsepower increased by 33.1% from the year ended December 31, 2013 to the year ended December 31, 2014.

The EIA has projected that continued natural gas production growth will be supported in the coming years by increases in drilling efficiencies as well as a backlog of drilled but uncompleted wells in major supply areas, such as the Marcellus Shale. Additionally, domestic exports, both to Mexico and through the start-up of various liquefied natural gas (“LNG”) projects in late 2015 and beyond, are expected to increase. The EIA projects that over 70% of the increased natural gas production to meet such LNG export demand will come from shale resources.  Due to the more pronounced volatility in the price of crude oil, we expect to experience a general slowdown in the demand for our compression services for gas lift applications, and as a result some customers have sought service rate relief until commodity prices recover. However, we remain confident that through prudent management of our fleet we will be able to maintain strong utilization throughout 2015.

During periods of lower crude oil and natural gas prices, crude oil and natural gas production growth could moderate or decline in the U.S. A 1% decrease in average revenue generating horsepower of our active fleet during the year ended December 31, 2014 would have resulted in a decrease of approximately $2.2 million and $1.5 million in our revenue and gross operating margin, respectively. Gross operating margin is a non-GAAP financial measure. For a reconciliation of gross operating margin to net income, its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read Part II, Item 6 (“Non-GAAP Financial Measures”).  Please also read Part I, Item 1A (“Risk Factors — Risks Related to Our Business) — A long-term reduction in the demand for, or production of, natural gas or crude oil in the locations where we operate could adversely affect the demand for our services or the prices we charge for our services, which could result in a decrease in our revenues and cash available for distribution unitholders”).

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

Many of our customers have access to low-cost capital, made available by banks and equipment manufacturers, and have elected to access this capital to add compression units to their owned compression fleets. Additional purchases of compression equipment by our customers may result in reduced demand for our compression services by these customers, which could materially reduce our results of operations and cash available for distribution. The recent volatility in commodity prices has caused many of our customers to reconsider near-term capital budgets, which impacts large-scale natural gas infrastructure and crude oil production activities. We expect the drop in natural gas prices will cause a  delay or cancellation of some customers’ projects, and as a result, we have reflected that possibility in our 2015 capital budget.

Supply and Demand for Natural Gas and Crude Oil

We believe that as a clean alternative to other fuels, natural gas will continue to be a fuel of choice for many years to come for many industries and consumers. As mentioned above in “General Trends and Outlook,” the EIA continues to forecast robust total growth in both overall U.S. natural gas production as well as production from shale formations. We believe this long-term increasing demand for natural gas will create increasing demand for compression services, for both existing natural gas fields as they age and for the development of new natural gas fields. Additionally, the shift to production of natural gas from shale, tight gas and coal bed formations that often have lower producing pressures than conventional reservoirs, results in a further increase in compression needs. In the short-term, changes in natural gas pricing, based primarily upon the supply of natural gas, will affect the development activities of natural gas producers based upon the costs associated with finding and producing natural gas in the particular natural gas and oil fields in which they are active. Although declines in natural gas prices have a negative effect on the development activity in natural gas fields, periods of lower development activity tend to place emphasis on improving production efficiency. As a result of our commitment to providing a high level of availability of the equipment used to provide compression services, we believe our service run times position us to satisfy the needs of our customers.

The continued development of horizontal drilling, particularly in crude oil wells, has allowed producers to produce incremental volumes of crude oil from tight oil formations on attractive economic terms. The EIA continues to forecast growth in both overall domestic crude oil production and production from tight oil formations. Gas lift and other artificial lift technologies are critical to the enhancement of production of oil from horizontal wells operating in tight shale plays. Gas lift is a process by which natural gas is injected into the production tubing, thus reducing the hydrostatic pressure and allowing the oil to flow at a higher rate. We believe that our flexible fleet of smaller horsepower units that are primarily utilized in gas lift applications will enable us to capitalize on this growing market demand. While the recent volatility in global crude oil prices may lead to a decline in overall drilling activity, the EIA continues to project near-term crude oil production growth, albeit at a slower rate. This growth in production is expected to be supported by producers redirecting capital investment away from marginal acreage and towards core areas of major tight oil plays.

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

Operating Highlights

The following table summarizes certain horsepower and horsepower utilization percentages for the periods presented.

	Year Ended December 31,			Percent Change
Operating Data (unaudited):	2014	2013	2012	2014	2013
Fleet horsepower(1)	1,549,020	1,202,374	919,121	28.8%	30.8%
Total available horsepower(2)	1,623,400	1,278,829	935,681	26.9%	36.7%
Revenue generating horsepower(3)	1,351,052	1,070,457	794,324	26.2%	34.8%
Average revenue generating horsepower(4)	1,200,851	902,168	749,821	33.1%	20.3%
Average revenue per revenue generating horsepower per month	$15.57	$14.15	$13.39	10.0%	5.7%
Revenue generating compression units	2,651	2,137	978	24.1%	118.5%
Average horsepower per revenue generating compression unit(5)	505	720	791	(29.9)%	(9.0)%
Horsepower utilization(6):
At period end	93.6%	94.1%	92.8%	(0.5)%	1.4%
Average for the period(7)	94.0%	93.8%	94.5%	0.2%	(0.7)%

(1)

Fleet horsepower is horsepower for compression units that have been delivered to us (and excludes units on order). As of December 31, 2014, we had approximately 230,000 horsepower on order for delivery which is expected to be delivered primarily in the first three quarters of 2015.

(2)

Total available horsepower is revenue generating horsepower under contract for which we are billing a customer, horsepower in our fleet that is under contract but is not yet generating revenue, horsepower not yet in our fleet that is under contract but not yet generating revenue and that is subject to a purchase order, and idle horsepower. Total available horsepower excludes new horsepower on order for which we do not have a compression services contract.

(3)	Revenue generating horsepower is horsepower under contract for which we are billing a customer.
(4)	Calculated as the average of the month-end revenue generating horsepower for each of the months in the period.
(5)	Calculated as the average of the month-end horsepower per revenue generating compression unit for each of the months in the period.
(6)

Horsepower utilization is calculated as (i) the sum of (a) revenue generating horsepower, (b) horsepower in our fleet that is under contract, but is not yet generating revenue, and (c) horsepower not yet in our fleet that is under contract not yet generating revenue and that is subject to a purchase order, divided by (ii) total available horsepower less idle horsepower that is under repair. Horsepower utilization based on revenue generating horsepower and fleet horsepower at each applicable period end was 87.2%, 89.0% and 86.4%, for the years ended December 31, 2014, 2013 and 2012, respectively.

(7)

Calculated as the average utilization for the months in the period based on utilization at the end of each month in the period.  Average horsepower utilization based on revenue generating horsepower was 87.3%, 87.3% and 88.9% for each year ended December 31, 2014, 2013, and 2012, respectively.

The 28.8% increase in fleet horsepower as of December 31, 2014 is attributable to the compression units added to our fleet to meet the incremental demand by new and current customers, as a result of increasing natural gas and, to a lesser extent, crude oil production.  The 26.2% increase in revenue generating horsepower was primarily due to organic growth in our core midstream fleet. The 29.9% decrease in average horsepower per revenue generating compression unit was primarily due to the addition of a fleet of smaller horsepower units in connection with the S&R Acquisition in the fourth quarter of 2013, which had the effect of decreasing the average horsepower per revenue generating compression unit over the twelve month period ended December 31, 2014.

The 30.8% increase in fleet horsepower as of December 31, 2013 was attributable to the compression units added to our fleet to meet the incremental demand by new and current customers and the S&R Acquisition. The 34.8% increase in revenue generating horsepower was primarily due to organic growth in our core midstream fleet and acquiring compression units under contract in connection with the S&R Acquisition. The average horsepower per revenue generating compression unit decreased from 791 to 720, or 9.0%, over that same period, due to the smaller horsepower gas lift units that were added to the fleet in the S&R Acquisition.

	Year Ended December 31,						Percent Change
Other Financial Data: (1)	2014		2013		2012		2014	2013
	(in thousands)
Gross operating margin	$147,474		$104,821		$80,991		40.7%	29.4%
Gross operating margin percentage(2)	66.6%		68.5%		68.2%		(2.9)%	0.5%
Adjusted EBITDA	$114,409		$81,130		$63,484		41.0%	27.8%
Adjusted EBITDA percentage(2)	51.6%		53.1%		53.4%		(2.6)%	(0.6)%
Adjusted DCF	$85,927		$34,928		$22,789		146.0%	53.3%
Adjusted DCF Coverage(3)	0.99	x	0.94	x	-	(5)	4.8%	- (5)
Cash Coverage(4)	2.58	x	2.74	x	-	(5)	(5.6)%	- (5)

(1)

Gross operating margin, Adjusted EBITDA, Adjusted DCF,  Adjusted DCF Coverage and Cash Coverage are all non-GAAP financial measures. Definitions of each measure, as well as reconciliations of each measure to its most directly comparable financial measurer(s) calculated and presented in accordance with GAAP, can be found under the caption “Non-GAAP Financial Measures” in Part II, Item 6.

(2)	Gross operating margin percentage and Adjusted EBITDA percentage are calculated as a percentage of revenue.

(3)

Adjusted DCF coverage is defined as Adjusted DCF available for limited partners for the period divided by distributions declared to limited partner unitholders for the period, excluding cash distributions to the General Partner and incentive distribution rights.

(4)

Cash Coverage ratio is defined as Adjusted DCF available for limited partners for the period divided by cash distributions paid to limited partner unitholders after consideration of the DRIP, excluding cash distributions to our general partner and the IDRs.

(5)	The Partnership did not complete its initial public offering until January 18, 2013. Therefore, coverage ratio information is not applicable for the 2012 period.

Adjusted EBITDA.   The increase in Adjusted EBITDA during the year ended December 31, 2014 was primarily attributable to higher gross operating margin as a result of a 26.2% increase in horsepower during 2014 and a full year impact of the horsepower added in 2013 both organically and through the S&R Acquisition, partially offset by higher selling, general and administrative expense.

The increase in Adjusted EBITDA during the year ended December 31, 2013 was primarily attributable to higher gross operating margin as a result of a 34.8% increase in horsepower during 2013 in connection with the S&R

Acquisition, as well as organic growth. The S&R Acquisition accounted for $9.5 million of Adjusted EBITDA from the date of acquisition (August 30, 2013) through December 31, 2013.

Adjusted Distributable Cash Flow.  The increase in Adjusted DCF during the year ended December 31, 2014 was primarily due to increases in the gross operating margin as a result of a 26.2% increase in horsepower during 2014 and a full year impact of the horsepower added in 2013 both organically and through the S&R Acquisition, partially offset by higher selling, general and administrative expense, higher maintenance capital expenditures, and higher cash interest expense, net.

The increase in Adjusted DCF during the year ended December 31, 2013 was primarily attributable to higher gross operating margin as a result of a 34.8% increase in horsepower during 2013 in connection with the S&R Acquisition, as well as organic growth, and lower cash interest expense, partially offset by higher maintenance capital expenditures.  The S&R Acquisition accounted for $9.2 million of Adjusted DCF from the date of acquisition (August 30, 2013) through December 31, 2013.

Financial Results of Operations

Year ended December 31, 2014 compared to the year ended December 31, 2013

The following table summarizes our results of operations for the periods presented:

	Year Ended December 31,		Percent
	2014	2013	Change
	(in thousands)
Revenues:
Contract operations	$217,361	$150,360	44.6%
Parts and service	4,148	2,558	62.2%
Total revenues	221,509	152,918	44.9%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	74,035	48,097	53.9%
Gross operating margin	147,474	104,821	40.7%
Other operating and administrative costs and expenses:
Selling, general and administrative	38,718	27,587	40.3%
Depreciation and amortization	71,156	52,917	34.5%
(Gain) loss on sale of assets	(2,233)	284	(886.3)%
Impairment of compression equipment	2,266	203	1,016.3%
Total other operating and administrative costs and expenses	109,907	80,991	35.7%
Operating income	37,567	23,830	57.6%
Other income (expense):
Interest expense, net	(12,529)	(12,488)	0.3%
Other	11	9	22.2%
Total other expense	(12,518)	(12,479)	0.3%
Income before income tax expense	25,049	11,351	120.7%
Income tax expense	103	280	(63.2)%
Net income	$24,946	$11,071	125.3%

Contract operations revenue.  During 2014, we saw an increase in overall natural gas activity in the U.S. and experienced an increase in demand for our compression services.  Because the demand for our services is driven primarily by production of natural gas, we focus our activities in areas of attractive growth, which are generally found in certain shale and unconventional resource plays, as discussed above under the heading “Factors That Affect Our Future Results.”  The 33.1% increase in average revenue generating horsepower was primarily due to organic growth along with the full year impact of the addition of assets in connection with the S&R Acquisition in August 2013. Average revenue per revenue generating horsepower per month increased by 10.0%, primarily due to higher revenue per horsepower per month from the full year impact of the addition of smaller horsepower compression units in connection with the S&R

Acquisition and organic growth thereafter. Smaller horsepower compression units typically generate higher revenue per horsepower per month than large horsepower compression units. The 24.1% increase in revenue generating compression units and the 26.2% increase in revenue generating horsepower as of December 31, 2014 was primarily due to organic growth.

Parts and service revenue.  Parts and service revenue was comprised of pass-through revenue and retail service revenue.  Pass-through revenue was earned primarily on freight and crane charges that are directly reimbursable by our customers, for which we earn no margin.  Retail service revenue consisted of maintenance work on units at our customers’ locations that are outside the scope of our core maintenance activities.  We offered these services as a courtesy to our customers and the demand fluctuates from period to period based on the varying needs of our customers.

Cost of operations, exclusive of depreciation and amortization. The increase in cost of operations was primarily attributable to the increase in our fleet size. Certain cost increases consisted of (1) a $9.2 million increase in direct labor expenses, (2) a $4.5 million increase in lubrication oil expenses due to an 88.3% increase in gallons consumed, partially offset by a 2.9% decrease in the average price per gallon paid, (3) a $3.1 million increase in property taxes, (4) a $2.7 million increase in maintenance parts, (5) a $2.0 million increase in retail parts and services, (6) a $1.7 million increase related to the vehicle fleet, and (7) a $0.9 million increase in training and safety expense. The 88.3% increase in gallons of lubrication oil consumed was a result of an increase in the number of smaller horsepower gas lift units within our fleet for which we are responsible for providing fluids.  The cost of fluids was generally included in service fees quoted to customers. These factors were primarily attributable to the increase in our fleet size due to organic growth, along with a full year of operations related to assets acquired in connection with the S&R Acquisition.

Gross operating margin. The $42.7 million increase in gross operating margin was due to higher revenues offset by higher operating expenses during the year. The 1.9% decrease in gross operating margin percentage from 68.5% for the year ended December 31, 2013 to 66.5% for the year ended December 31, 2014 was partially attributable to (1) an increase in property taxes for the units acquired in the S&R Acquisition, (2) higher parts costs associated with the larger horsepower units placed in late 2013 and throughout 2014, and (3) an increase in remote monitoring expenses as we continue to add the monitoring service to more compression units in our fleet.

Selling, general and administrative expense. Approximately $6.0 million of the increase in selling, general and administrative expense was related to a rise in salaries and benefits related to (i) an increase in employee headcount to support operations and sales management and (ii) the addition of certain additional executive positions. Additionally, we expensed an additional $1.7 million of unit-based compensation expense related to the issuance of phantom units in 2014 under our 2013 Long-Term Incentive Plan (the “LTIP”), along with a $0.5 million increase in professional fees. The selling, general and administrative employee headcount was 110 as of December 31, 2014, a 37.5% increase from December 31, 2013. The selling, general and administrative employee headcount increased to support the continued growth of the business, including growth resulting from the S&R Acquisition.

Depreciation and amortization expense. The $17.9 million increase in depreciation expense was related to an increase in gross property and equipment balances during 2014 and a full year impact of depreciation expense on assets acquired in connection with the S&R Acquisition.  The $0.4 million increase in amortization expense was primarily due to a full year of amortization expense on intangible assets acquired in connection with the S&R Acquisition.

Impairment of compression equipment.  During 2014 we evaluated the future deployment of our idle fleet and, as a result, recognized impairment on certain compression units and reduced the book value of each such unit to its estimated fair value.  The fair value of each such unit was estimated based on an analysis of the expected net sale proceeds compared to other recently sold compression units in our fleet, other units recently offered for sale by third parties, and the estimated component value of the compression units of a similar type remaining in our fleet.

Interest expense, net.  The increase in net interest expense was attributable to the impact of a $127.9 million increase in average outstanding borrowings, offset by a $0.9 million decrease in amortization of deferred loan costs, $1.3 million of interest income related to the Capital Lease Transaction (as defined in Note 5 of our consolidated financial statements) and lower interest rates.  Average borrowings outstanding under our revolving credit facility were $498.7 million for the year ended December 31, 2014 compared to $370.8 million for the year ended December 31, 2013.  Our revolving credit facility had an average interest rate of 2.22% and 2.43% during December 31, 2014 and 2013, respectively.

Income tax expense.  This line item represents the Texas franchise tax (applicable to income apportioned to Texas). We incurred $102,738 and $279,972 in franchise tax for the years ended December 31, 2014 and 2013, respectively, as a result of the Texas franchise tax.

Year ended December 31, 2013 compared to the year ended December 31, 2012

The following table summarizes our results of operations for the periods presented:

	Year Ended December 31,		Percent
	2013	2012	Change
	(in thousands)
Revenues:
Contract operations	$150,360	$116,373	29.2%
Parts and service	2,558	2,414	6.0%
Total revenues	152,918	118,787	28.7%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	48,097	37,796	27.3%
Gross operating margin	104,821	80,991
Other operating and administrative costs and expenses:
Selling, general and administrative	27,587	18,269	51.0%
Depreciation and amortization	52,917	41,880	26.4%
(Gain) loss on sale of assets	284	266	6.8%
Impairment of compression equipment	203
Total other operating and administrative costs and expenses	80,991	60,415	34.1%
Operating income	23,830	20,576	15.8%
Other income (expense):
Interest expense	(12,488)	(15,905)	(21.5)%
Other	9	28	(67.9)%
Total other expense	(12,479)	(15,877)	(21.4)%
Income before income tax expense	11,351	4,699	141.6%
Income tax expense	280	196	42.9%
Net income	$11,071	$4,503	145.9%

Contract operations revenue. The increase in revenue was attributable to both organic growth as well as the S&R Acquisition.  During 2013, we saw an increase in overall natural gas activity in the U.S. and experienced a corresponding increase in demand for our compression services.  Because the demand for our services is driven primarily by production of natural gas, we focus our activities in areas of attractive growth, which were generally found in certain shale and unconventional resource plays, as discussed above under the heading “Factors that Affect Our Future Results”.  The S&R Acquisition accounted for $14.5 million of revenue from the date of acquisition (August 30, 2013) through December 31, 2013.  The 20.3% increase in average revenue generating horsepower was primarily due to 13.8% organic growth and 6.5% due to the addition of assets in connection with the S&R Acquisition. Average revenue per revenue generating horsepower per month increased by 5.7%, of which 4.7% was due to higher revenue per horsepower per month from the addition of assets in connection with the S&R Acquisition. Revenue generating compression units increased by 118.5%, of which 109.8% was due to the addition of assets in connection with the S&R Acquisition and 8.7% was due to organic growth. Revenue generating horsepower increased by 34.8%, of which 15.7% was due to organic growth and 19.1% was due to the addition of assets in connection with the S&R Acquisition.

Parts and service revenue. Parts and service revenue was $2.6 million for the year ended December 31, 2013 compared to $2.4 million in 2012, or a 6.0% increase.

Cost of operations, exclusive of depreciation and amortization. The increase was primarily attributable to the increase in our fleet size as a result of the organic growth described above and the S&R Acquisition. The following costs increased as a result of the growth in our fleet size (1) a $1.5 million increase in lubrication oil expenses due to a 21.7% increase in gallons consumed, partially offset by a 3.9% decrease in the average price per gallon paid, (2) a $2.4 million increase in direct labor expenses, (3) a $0.9 million increase in training and safety expense, (4) a $0.2 million increase related to vehicle tools and gasoline and (5) a $4.4 million increase in cost of operations due to the S&R Acquisition. In addition, business and property insurance increased by $0.4 million primarily due to certain insurance claims on our compression units and the increase in the size of our fleet. The cost of operations was 31.5% of revenue for the year ended December 31, 2013 as compared to 31.8% for the year ended December 31, 2012.

Gross operating margin. The $23.8 million increase in gross operating margin was due to higher revenues offset by operating expenses during the year. The gross operating margin percentage was materially consistent with 2012.

Selling, general and administrative expense. Approximately $3.1 million of the increase in selling, general and administrative expense was related to a rise in salaries and benefits due to (i) an increase in employee headcount to support operations and sales management and (ii) the addition of certain executive positions to operate as a public company. Additionally, the Partnership expensed $1.3 million of unit-based compensation expense related to the issuance of phantom units in 2013 under the LTIP. Other significant increases included (1) a $0.5 million due to increased sales support costs, (2) $3.8 million of increased professional fees, including $2.1 million related to the S&R Acquisition and (3) $0.3 million of increased computer hardware and software expenses, all of which were attributable to increased employee headcount and support services and (4) $0.6 million increase in expenses due to the S&R Acquisition, primarily related to personnel costs.  In addition, business and property insurance increased by $0.6 million due to certain insurance claims on our compression units and the increase in the size of our fleet and were offset by a $1.0 million decrease in management fees that are no longer owed by the Partnership subsequent to its initial public offering. The selling, general and administrative employee headcount was 86 (including 6 as a result of the S&R Acquisition) at December 31, 2013, a 45.8% increase from December 31, 2012. The selling, general and administrative employee headcount increased to support the continued growth of the business, including the S&R Acquisition. Selling, general and administrative expense represented 18.0% and 15.4% of revenue for the years ended December 31, 2013 and 2012, respectively.

Depreciation and amortization expense. The 26.4% increase in depreciation and amortization expense was related to an increase in property, plant and equipment, including the S&R Acquisition, of 39.8% for the year ended December 31, 2013 as compared to December 31, 2012.  For the period of August 30, 2013 to December 31, 2013 the S&R Acquisition accounted for $3.7 million of depreciation and amortization.

Interest expense. Included in interest expense was amortization of deferred loan costs of $2.2 million and $1.9 million for the years ended December 31, 2013 and 2012, respectively. Interest expense for both periods was related to borrowings under our revolving credit facility. Average borrowings outstanding under our revolving credit facility were $370.8 million for the year ended December 31, 2013 compared to $442.1 million for the year ended December 31, 2012. Our revolving credit facility had an interest rate of 2.17% and 2.96% at December 31, 2013 and 2012, respectively, and an average interest rate of 2.43% and 2.99%, excluding the effects from the interest rate swap instruments discussed below for 2012. The composite fixed interest rate for $140 million of notional coverage under three interest rate swap instruments was 2.52% at December 31, 2011 plus the applicable margin of 2.75%. These interest rate swaps expired during 2012. We did not designate our swap agreements as cash flow hedges. As a result, amounts paid or received from the interest rate swaps were charged or credited to interest expense. For the year ended December 31, 2012, we recorded a fair value gain of $2.2 million, with respect to these swaps as a reduction in interest expense.

Income tax expense. We incurred approximately $279,972 and $196,040 in franchise tax for the years ended December 31, 2013 and 2012, respectively, as a result of the Texas franchise tax.

Liquidity and Capital Resources

Overview

We operate in a capital-intensive industry, and our primary liquidity needs are to finance the purchase of additional compression units and other capital expenditures, service our debt, fund working capital, and pay distributions. As described below, our revolving credit facility contains a financial covenant requiring us to maintain leverage below a maximum leverage ratio.  As a result of our need to comply with such financial covenant, we expect borrowings under our revolving credit facility, cash generated from operations and issuance of debt securities will likely be insufficient to fund all of our short-term liquidity needs and that we will likely need to issue equity securities in the next twelve months.  We expect, however, to be able to remain in compliance with such financial covenant by one or more of the following actions: delay a discretionary portion of our capital expenditures; issue equity in conjunction with the acquisition of another business; issue equity in a public or private offering; or request an equity infusion pursuant to the terms of our revolving credit facility.

In addition to organic growth, we may also consider a variety of assets or businesses for potential acquisition. Because we distribute all of our available cash, we expect to fund any future capital expenditures or acquisitions primarily with capital from external financing sources, such as borrowings under our revolving credit facility and issuances of debt and equity securities.  In addition, as our fleet matures and expands, our long-term maintenance capital expenditures will likely increase. We are not aware of any regulatory changes or environmental liabilities that we currently expect to have a material impact on our current or future operations. Please see “—Capital Expenditures” below.

Cash Flows

The following table summarizes our sources and uses of cash for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net cash provided by operating activities	$101,891	$68,190	$41,974
Net cash used in investing activities	(380,523)	(153,946)	(178,589)
Net cash provided by financing activities	278,631	85,756	136,618

Net cash provided by operating activities.  The increase in net cash provided by operating activities from the year ended December 31, 2013 to the year ended December 31, 2014 relates primarily to higher gross operating margin offset by higher selling, general and administrative expenses.

Net cash provided by operating activities increased for the year ended December 31, 2013 from the year ended December 31, 2012. The increase relates primarily to an increase in net income during the year ended December 31, 2013, due to the increase in the size of our operating fleet, and a $4.5 million increase in working capital in 2013 due to increased purchases and timing of payments for new compression units and related equipment.

Net cash used in investing activities. For the year ended December 31, 2014, net cash used in investing activities related primarily to the purchase of new compression units in response to increased demand, partially offset by $1.4 million of proceeds from the sale of equipment during 2014.

For the year ended December 31, 2013, net cash used in investing activities related primarily to the purchase of new compression units, partially offset by (1) $2.2 million of proceeds from the sale of equipment during the 2013 and (2) cash received as part of a purchase price adjustment related to the S&R Acquisition of $3.4 million during 2013.

Net cash provided by financing activities.  During 2014, we borrowed, on a net basis, $173.9 million primarily to support our purchases of new compression units and related equipment, as described above. During May 2014, we completed an equity offering and utilized the net proceeds of $138.0 million to pay down our revolving credit facility. During 2014, we also made distributions to our unitholders of $32.3 million.

For the year ended December 31, 2013, we paid down, on a net basis, $81 million on our revolving credit facility due primarily to the application of $180.6 million in proceeds from our initial public offering, offset by approximately $100 million in net borrowings to support our purchases of new compression units and related equipment. During 2013, we also made distributions to our unitholders of $14.7 million.

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

We classify capital expenditures as maintenance or expansion on an individual asset basis. We expect that our maintenance capital expenditure requirements will continue to increase as the overall size and age of our fleet increases. Our aggregate maintenance capital expenditures for the years ended December 31, 2014 and 2013 were $15.8 million and $14.3 million, respectively.  We currently plan to spend approximately $20 million in maintenance capital expenditures during 2015.

Given our growth objectives and anticipated demand from our customers as a result of the increasing natural gas activity described above under the heading “—General Trends and Outlook,” we anticipate that we will continue to make significant expansion capital expenditures.  Without giving effect to any equipment we may acquire pursuant to any future acquisitions, we currently expect to spend between  $250 million and $270 million in expansion capital expenditures during 2015. Our expansion capital expenditures for the years ended December 31, 2014 and 2013 were $372.1 million and $323.7 million, respectively. Of the $323.7 million in 2013, $178.5 million (including $120.0 million of fixed assets, $7.6 million of intangible assets and $51.0 million of goodwill) related to the S&R Acquisition and was financed through the issuance of 7,425,261 common units to S&R’s owners.

Description of Revolving Credit Facility

As of December 31, 2014, we had outstanding borrowings of $594.9 million, borrowing availability based on our borrowing base of $255.1 million and, subject to financial covenants as of December 31, 2014, borrowing availability under our revolving credit facility of $133.3 million. The borrowing base consists of eligible accounts receivable, inventory and compression units. Financial covenants permitted a maximum leverage ratio of 5.50 to 1.0 as of December 31, 2014 and 5.95 to 1.0 as of March 31, 2015.  As of February 17, 2015, we had outstanding borrowings of $657.4 million.

For a detailed description of our revolving credit facility including the covenants and restrictions contained therein, please see Note 7 to our consolidated financial statements.

Sale of Common Units

In May 2014, we sold 5,600,000 common units at a price to the public of $25.59 per common units, resulting in proceeds, net of underwriting discounts and offering expenses of $138.0 million. We primarily used the proceeds from this offering to reduce borrowings under our revolving credit facility. In connection with this offering, certain selling unitholders, including USA Compression Holdings and Argonaut, sold a combined total of 1,990,000 common units. We did not receive any proceeds from the common units sold by such selling unitholders.

Distribution Reinvestment Plan

The DRIP provides our common unitholders a means by which they can increase the number of common units they own by reinvesting the quarterly cash distributions, which they would otherwise receive in cash, into the purchase of additional common units.  As of February 17, 2015, a total of 3,882,146 common units had been issued pursuant to the DRIP.

Continuous Offering Program

On November 12, 2014, we entered into an Equity Distribution Agreement with the sales agents party thereto, which established our continuous offering program whereby we may issue common units having an aggregate offering amount of up to $150 million (the “COP”). We did not issue any common units or receive any proceeds under the COP in the year ended December 31, 2014.

Total Contractual Cash Obligations

The following table summarizes our total contractual cash obligations as of December 31, 2014:

	Payments Due by Period
					More than
Contractual Obligations	Total	1 year	2 - 3 years	4 - 5 years	5 years
	(in thousands)
Long-term debt(1)	$594,864	$—	$—	$594,864	$—
Interest on long-term debt obligations(2)	63,611	12,849	25,698	25,064	—
Equipment/capital purchases(3)	233,126	233,126	—	—	—
Operating lease obligations(4)	6,173	1,563	2,568	2,042	—
Total contractual cash obligations	$897,774	$247,538	$28,266	$621,970	$—

(1)	Represents future principal repayments under our revolving credit facility.

(2)	Represents future interest payments under our revolving credit facility based on the interest rate as of December 31, 2014 of 2.16%.

(3)	Represents commitments for new compression units that are being fabricated, and is a component of our overall projected expansion capital expenditures during 2015 of $250 million to $270 million.

(4)	Represents commitments for future minimum lease payments on noncancelable leases.

Effects of Inflation. Our revenues and results of operations have not been materially impacted by inflation and changing prices in the past three fiscal years.

Off-Balance Sheet Arrangements

Please refer to Note 13 of our consolidated financial statements included in this report for a description of our commitments and contingencies, including off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our financial statements. These financial statements were prepared in conformity with GAAP. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an ongoing basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. The accounting policies that we believe require management’s most difficult, subjective or complex judgments and are the most critical to its reporting of results of operations and financial position are as follows:

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

Goodwill—Impairment Assessments

We test for potential impairment of goodwill annually on October 1 of the fiscal year and additionally whenever indicators of impairment arise. The timing of the annual test may result in charges to our statement of operations in our fourth fiscal quarter that could not have been reasonably foreseen in prior periods.

As described in Note 1 to our consolidated financial statements in order to estimate the fair value of goodwill we use a weighted combination of a discounted cash flow model, distributable cash flow, and a multiple of EBITDA (known as the income approach) and calculation of our market capitalization (known as the market capitalization approach). The income approach requires us to use a number of assumptions, including market factors specific to the business, the amount and timing of estimated future cash flows to be generated by the business over an extended period of time, long-term growth rates for the business, and a rate of return that considers the relative risk of achieving the cash flows and the time value of money. We have one reporting unit and evaluate cash flows at the reporting unit level.  Although the assumptions we use in our discounted cash flow model are consistent with the assumptions we use to generate our internal strategic plans and forecasts, significant judgment is required to estimate the amount and timing of future cash flows and the relative risk of achieving those cash flows. When using the market capitalization approach, we make judgments about the comparability of publicly traded partnerships engaged in similar businesses. We base our judgments on factors such as size, growth rates, profitability, risk, control premium, and return on investment. We had a total of $208.1 million in goodwill on our balance sheet as of December 31, 2014, all of which is allocated to our single reporting unit.

On October 1, 2014, we performed our annual goodwill impairment test. We updated our impairment test as of December 31, 2014 as certain potential impairment indicators were identified during the fourth quarter. As described in Note 1, “Description of Business and Summary of Significant Accounting Policies – Goodwill,” in step one of that test we compared the estimated fair value of each reporting unit to its carrying value. The estimated fair value of our reporting unit of $1.5 billion as of December 31, 2014 exceeded its carrying value of $1.4 billion by approximately 7%, or $100 million, and we concluded that it was not impaired. Consequently, we recorded no goodwill impairment charges for the twelve months ended December 31, 2014.

As discussed above, estimates of fair value can be affected by a variety of external and internal factors. The recent crude oil price volatility has caused disruptions in global energy industries and markets. Potential events or circumstances that could reasonably be expected to negatively affect the key assumptions we used in estimating the fair value of our reporting unit include the consolidation or failure of crude oil and natural gas producers, which may result in a smaller market for services and may cause us to lose key customers, and cost-cutting efforts by crude oil and natural gas producers, which may cause us to lose current or potential customers or achieve less revenue per customer. If the estimated fair value of our reporting unit declines due to any of these factors, we may be required to record future goodwill impairment charges.

Long-Lived Assets

Long-lived assets, which include property and equipment, and intangible assets, comprise a significant amount of our total assets. Long-lived assets to be held and used by us are reviewed to determine whether any events or changes in circumstances, including the removal of compression units from our active fleet, indicate the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate the carrying amount of the asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flows analysis. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the estimated fair value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, is based on an estimate of discounted cash flows, the expected net sale proceeds compared to other fleet units we recently sold, a review of other units recently offered for sale by third parties, or the estimated component value of similar equipment we plan to continue to use.  We recorded $2.3 million and $0.2 million in impairment of compression equipment for the years ended December 31, 2014 and 2013, respectively. We did not record impairment of long-lived assets in 2012.

Potential events or circumstances that could reasonably be expected to negatively affect the key assumptions we used in estimating whether or not the carrying value of our long-lived assets are recoverable  include the consolidation or failure of crude oil and natural gas producers, which may result in a smaller market for services and may cause us to lose key customers, and cost-cutting efforts by crude oil and natural gas producers, which may cause us to lose current or potential customers or achieve less revenue per customer. If our projections of cash flows associated with our units decline, we may have to record an impairment of compression equipment in future periods.

Allowances and Reserves

We maintain an allowance for bad debts based on specific customer collection issues and historical experience. On an ongoing basis, we conduct an evaluation of the financial strength of our customers based on payment history and specific identification of customer bad debt and make adjustments to the allowance as necessary. The allowance for doubtful accounts was $374,198, $246,410 and $259,638 as of December 31, 2014, 2013 and 2012, respectively.

Revenue Recognition

Revenue is recognized by us using the following criteria: (i) persuasive evidence of an arrangement, (ii) delivery has occurred or services have been rendered, (iii) the customer’s price is fixed or determinable and (iv) collectability is reasonably assured.

Revenue from compression services is recognized as earned under our fixed fee contracts. Compression services generally are billed monthly in advance of the service period, except for certain customers which are billed at the beginning of the service month, and are recognized as deferred revenue on the balance sheet until earned.

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

For more discussion on specific recent accounting pronouncements affecting us, please see Note 12 to our consolidated financial statements.

ITEM 7A.Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to any natural gas or crude oil in connection with our services and, accordingly, have no direct revenue exposure to fluctuating commodity prices. However, the demand for our compression services depends upon the continued demand for, and production of, natural gas and crude oil. Lower natural gas prices or crude oil prices over the long term could result in a decline in the production of natural gas or crude oil, which could result in reduced demand for our compression services. Please read Part I, Item 1A (“Risk Factors — Risks Related to Our Business”). We do not intend to hedge our indirect exposure to fluctuating commodity prices.

Historically, crude oil and natural gas prices in the U.S. have been volatile. Global crude oil prices have fallen recently compared to levels seen over the past 18 months. West Texas Intermediate crude oil spot prices as of December 31, 2014 were 50% and 46% lower than prices at June 30, 2014 and December 31, 2013, respectively. Periods of lower crude oil and natural gas prices could potentially have a negative impact on the demand for our compression services. A 1% decrease in average revenue generating horsepower of our active fleet during the year ended December 31, 2014 would have resulted in a decrease of approximately $2.2 million and $1.5 million in our revenue and gross operating margin, respectively. Gross operating margin is a non-GAAP financial measure. For a reconciliation of gross operating margin to net income, its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read Part II, Item 6 (“— Non-GAAP Financial Measures”).

Interest Rate Risk

We are exposed to market risk due to variable interest rates under our financing arrangements.

As of December 31, 2014 we had approximately $594.9 million of variable-rate outstanding indebtedness at a weighted-average interest rate of 2.22%. A 1% increase in the effective interest rate on our variable-rate outstanding debt as of December 31, 2014 would result in an annual increase in our interest expense of approximately $5.9 million.

For further information regarding our exposure to interest rate fluctuations on our debt obligations, see Note 7 to our consolidated financial statements. We may, in the future, hedge all or a portion of our variable rate debt.

Credit Risk

Our credit exposure generally relates to receivables for services provided. If any significant customer of ours should have credit or financial problems resulting in a delay or failure to repay the service fees owed to us, this could have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 8.Financial Statements and Supplementary Data

The financial statements and supplementary information specified by this Item are presented in Part IV, Item 15.

ITEM 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Based upon the evaluation, our principal executive officer and principal financial officer have concluded that, except with respect to the event described below, our disclosure controls and procedures were effective as of December 31, 2014 at the reasonable assurance level.

In connection with another filing, we identified that the Partnership had not timely filed a Current Report on Form 8-K relating to the appointment by the board of directors of our general partner of Michael D. Lenox as principal accounting officer of the Partnership, The Partnership filed the Current Report on Form 8-K promptly after such identification, and our management has designed additional controls and procedures to provide reasonable assurance that we timely file future Current Reports on Form 8-K within the time periods specified in the rules and forms of the SEC relating to such reports.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, our management believes that, as of December 31, 2014, our internal control over financial reporting was effective. This report does not include an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for emerging growth companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.Other Information

None.

PART III

ITEM 10.Directors, Executive Officers and Corporate Governance

Board of Directors

Our general partner, USA Compression GP, LLC, manages our operations and activities. Our general partner is not elected by our unitholders and is not subject to re-election on a regular basis in the future. Our general partner has a board of directors that manages our business.

The board of directors of our general partner is comprised of eight members, all of whom have been designated by USA Compression Holdings and three of whom are independent as defined under the independence standards established by the NYSE. The NYSE does not require a listed limited partnership like us to have a majority of independent directors on the board of directors of our general partner or to establish a compensation committee or a nominating committee.

The non-management directors regularly meet in executive session without management directors. Mr. Long is currently our only management director. Forrest E. Wylie presides at such meetings. Interested parties can communicate directly with non-management directors by mail in care of the General Counsel and Secretary at USA Compression Partners, LP, 100 Congress Avenue, Suite 450, Austin, Texas 78701. Such communications should specify the intended recipient or recipients. Commercial solicitations or communications will not be forwarded.

Independent Directors. The board of directors of our general partner has determined that Robert F. End, John D. Chandler and Forrest E. Wylie are independent directors under the standards established by the NYSE and the Exchange Act. The board of directors of our general partner considered all relevant facts and circumstances and applied the independent guidelines of the NYSE and the Exchange Act in determining that none of these directors has any material relationship with us, our management, our general partner or its affiliates or our subsidiaries.

In addition, in October 2014, Mr. Chandler was appointed to serve on the board of directors and the audit committee of CONE Midstream GP, LLC (“CONE”).  During the period of Mr. Chandler’s appointment for the year ended December 31, 2014, subsidiaries of CONE made compression service payments to us of approximately $1.7 million.  The board of directors of our general partner made a determination that the CONE relationship did not preclude the independence of Mr. Chandler.

Audit Committee. The board of directors of our general partner has appointed an audit committee comprised solely of directors who meet the independence and experience standards established by the NYSE and the Exchange Act. The audit committee consists of Robert F. End, John D. Chandler and Forrest E. Wylie. Mr. Chandler serves as chairman of the audit committee.  The board of directors of our general partner has determined that Mr. Chandler is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of SEC Regulation S-K, and that each of Messrs. End, Chandler and Wylie is “independent” within the meaning of the applicable NYSE and Exchange Act rules regulating audit committee independence. The audit committee assists the board of directors of our general partner in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and corporate policies and controls. The audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof, and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm will be given unrestricted access to the audit committee. A copy of the charter of the audit committee is available under the Investor Relations tab on our website at www.usacpartners.com. We also will provide a copy of the charter of the audit committee to any of our unitholders without charge upon written request to Investor Relations, 100 Congress Avenue, Suite 450, Austin, TX 78701.

Compensation Committee. The NYSE does not require a listed limited partnership like us to have a compensation committee.  However, the board of directors of our general partner has established a compensation committee to, among other things, oversee the compensation plans described below in Part III, Item 11 (“Executive Compensation”). The compensation committee establishes and reviews general policies related to our compensation and benefits. The compensation committee has the responsibility to determine and make recommendations to the board of directors of our general partner with respect to, the compensation and benefits of the board of directors and executive officers of our general partner. A copy of the charter of the compensation committee is available under the Investor Relations tab on our website at www.usacpartners.com. We also will provide a copy of the charter of the compensation committee to any of our unitholders without charge upon written request to Investor Relations, 100 Congress Avenue, Suite 450, Austin, TX 78701.

Conflicts Committee.  As set forth in the limited liability company agreement of our general partner, our general partner may, from time to time, establish a conflicts committee to which the board of directors of our general partner will appoint independent directors and which may be asked to review specific matters that the board of directors of our general partner believes may involve conflicts of interest between us, our limited partners and USA Compression Holdings. The conflicts committee will determine the resolution of the conflict of interest in any manner referred to it in good faith. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, including USA Compression Holdings, and must meet the independence and experience standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors of our general partner, and certain other requirements. Any matters approved by the conflicts committee in good faith will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the board of directors and executive officers of our general partner, and persons who own more than 10 percent of a registered class of our equity securities, to file with the SEC and any exchange or other system on which such securities are traded or quoted initial reports of ownership and reports of changes in ownership of our common units and other equity securities. Officers, directors and greater than 10 percent unitholders are required by the SEC’s regulations to furnish to us and any exchange or other system on which such securities are traded or quoted with copies of all Section 16(a) forms they filed with the SEC. To our knowledge, based solely on a review of the copies of such reports furnished to us, we believe that all reporting obligations of the officers and directors of our general partner and greater than 10 percent unitholders under Section 16(a) were satisfied during the year ended December 31, 2014.

Corporate Governance Guidelines and Code of Ethics

The board of directors of our general partner has adopted Corporate Governance Guidelines that outline important policies and practices regarding our governance and provide a framework for the function of the board of directors of our general partner and its committees. The board of directors of our general partner has also adopted a Code of Business Conduct and Ethics (the “Code”) that applies to our general partner and its subsidiaries and affiliates, including us, and to all of its and their directors, employees and officers, including its principal executive officer, principal financial officer and principal accounting officer. Copies of the Corporate Governance Guidelines and the Code are available under the Investor Relations tab on our website at www.usacpartners.com. We also will provide copies of the Corporate Governance Guidelines and the Code to any of our unitholders without charge upon written request to Investor Relations, 100 Congress Avenue, Suite 450, Austin, TX 78701.

Reimbursement of Expenses of Our General Partner

Our general partner will not receive any management fee or other compensation for its management of us. Our general partner and its affiliates will be reimbursed for all expenses incurred on our behalf, including the compensation of employees of our general partner or its affiliates that perform services on our behalf. These expenses include all expenses necessary or appropriate to the conduct of our business and that are allocable to us. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us. There is no cap on the amount that may be paid or reimbursed to our general partner or its affiliates for compensation or expenses incurred on our behalf.

Directors and Executive Officers

The following table shows information as of February 17, 2015 regarding the current directors and executive officers of USA Compression GP, LLC.

Name	Age	Position with USA Compression GP, LLC
Eric D. Long	56	President and Chief Executive Officer and Director
Matthew C. Liuzzi	40	Vice President, Chief Financial Officer and Treasurer
J. Gregory Holloway	57	Vice President, General Counsel and Secretary
David A. Smith	52	Vice President and President, Northeast Region
William G. Manias	52	Vice President and Chief Operating Officer
John D. Chandler	45	Director
Jim H. Derryberry	70	Director
Robert F. End	59	Director
William H. Shea, Jr.	60	Director
Andrew W. Ward	48	Director
Olivia C. Wassenaar	35	Director
Forrest E. Wylie	51	Director

The directors of our general partner hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been elected and qualified. Officers serve at the discretion of the board of directors of our general partner. There are no family relationships among any of the directors or executive officers of our general partner.

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

As a result of his professional background, Mr. Long brings to us executive level strategic, operational and financial skills. These skills, combined with his over 30 years of experience in the oil and natural gas industry, including in particular his experience in the compression services sector, make Mr. Long a valuable member of the board of directors of our general partner.

Matthew C. Liuzzi  has served as our Vice President, Chief Financial Officer and Treasurer since January 2015. Prior to such time, Mr. Liuzzi served as our Senior Vice President – Strategic Development since joining us in April 2013. Mr. Liuzzi joined us after nine years in investment banking, since 2008 at Barclays, where he was most recently a Director in the Global Natural Resources Group in Houston.  At Barclays, Mr. Liuzzi worked primarily with midstream clients on a variety of investment banking assignments, including initial public offerings, public and private debt and equity offerings, as well as strategic advisory assignments. He holds a B.A. and an M.B.A., both from the University of Virginia.

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

John D. Chandler has served as a director of USA Compression GP, LLC since October 2013.  Mr. Chandler has also served on the board of directors and the audit committee of CONE since October 2014. From 2009 to March 2014, Mr. Chandler served as Senior Vice President and Chief Financial Officer of Magellan GP, LLC, the general partner of Magellan Midstream Partners, LP. From 2003 until 2009, he served in the same capacities for the general partner of Magellan Midstream Holdings, L.P. From 1999 to 2002, Mr. Chandler was Director of Financial Planning and Analysis and Director of Strategic Development for a subsidiary of The Williams Companies, Inc. From 1992 to 1999, Mr. Chandler held various accounting and finance positions with MAPCO Inc. Mr. Chandler received his B.S. and B.A. in accounting and finance from the University of Tulsa.

Mr. Chandler’s experience in the energy industry, particularly through his position as the Chief Financial Officer of the general partner of Magellan Midstream Partners, LP, will provide additional industry perspective to the board of directors of our general partner. He will bring us helpful perspective regarding company growth, having been an officer at Magellan since its spin-off from the Williams Companies in 2003. In addition, his understanding of the midstream master limited partnership sector in particular and of the unique issues related to operating publicly traded limited partnerships should help him make valuable contributions to us.

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

Mr. Derryberry brings significant knowledge and expertise to the board of directors of our general partner from his service on other boards and his years of experience in our industry including his useful insight into investments and proven leadership skills as a managing director of Riverstone Holdings, LLC. As a result of his experience and skills, we believe Mr. Derryberry is a valuable member of the board of directors of our general partner.

Robert F. End has served as a director of USA Compression GP, LLC since November 2012. Mr. End served as a director of Hertz Global Holdings, Inc. from December 2005 until August 2011. Mr. End was a Managing Director of Transportation Resource Partners (“TRP”), a private equity firm from 2009 through 2011. Prior to joining TRP in 2009, Mr. End had been a Managing Director of Merrill Lynch Global Private Equity Division (“MLGPE”), the private equity arm of Merrill Lynch & Co., Inc., where he served as Co-Head of the North American Region, and a Managing Director of Merrill Lynch Global Private Equity, Inc., the Manager of ML Global Private Equity Fund, L.P., a proprietary private equity fund which he joined in 2004. Previously, Mr. End was a founding Partner and Director of Stonington Partners Inc., a private equity firm established in 1994. Prior to leaving Merrill Lynch in 1994, Mr. End was a Managing Director of Merrill Lynch Capital Partners, Merrill Lynch’s private equity group. Mr. End joined Merrill Lynch in 1986 and worked in the Investment Banking Division before joining the private equity group in 1989. Mr. End received his A.B. from Dartmouth College and his M.B.A. from the Tuck School of Business Administration at Dartmouth College.

Mr. End brings significant knowledge and expertise to the board of directors of our general partner from his service on other boards and his years of experience with private equity groups, including his useful insight into investments and business development and proven leadership skills as Managing Director of MLGPE. As a result of this experience and resulting skills set, we believe Mr. End is a valuable member of the board of directors of our general partner.

William H. Shea, Jr. has served as a director of USA Compression GP, LLC since June 2011. Mr. Shea is also the chairman of the board of directors, President and Chief Executive Officer of Niska Gas Storage Partners LLC and has served in such role since May 2014.  Previously, Mr. Shea served as the President and Chief Operating Officer of Buckeye GP LLC and its predecessor entities (“Buckeye”), from July 1998 to September 2000, as President and Chief Executive Officer of Buckeye from September 2000 to July 2007, and Chairman from May 2004 to July 2007. From August 2006 to July 2007, Mr. Shea served as Chairman of MainLine Management LLC, the general partner of Buckeye GP Holdings, L.P., and as President and Chief Executive Officer of MainLine Management LLC from May 2004 to July 2007. Mr. Shea served as a director of Penn Virginia Corp. from July 2007 to March 2010, and as President and Chief Executive Officer of the general partner of Penn Virginia GP Holdings, L.P. from March 2010 to October 2013 and as Chief Executive Officer of the general partner of PVR Partners, L.P. (“PVR”), from March 2010 to October 2013. Mr. Shea has also served as a director of Kayne Anderson Energy Total Return Fund, Inc., and Kayne Anderson MLP Investment Company since March 2008 and Niska Gas Storage Partners LLC since May 2010. Mr. Shea has an agreement with Riverstone, pursuant to which he has agreed to serve on the boards of certain Riverstone portfolio companies. Mr. Shea received his B.A. from Boston College and his M.B.A. from the University of Virginia.

Mr. Shea’s experiences as an executive with both PVR and Buckeye, energy companies that operate across a broad spectrum of sectors, including coal, natural gas gathering and processing and refined petroleum products transportation, have given him substantial knowledge about our industry. In addition, Mr. Shea has substantial experience overseeing the strategy and operations of publicly traded partnerships. As a result of this experience and resulting skill set, we believe Mr. Shea is a valuable member of the board of directors of our general partner.

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

Mr. Ward’s experience in evaluating the financial performance and operations of companies in our industry make him a valuable member of the board of directors of our general partner. In addition, Mr. Ward’s work with Gibson Energy, Inc., Buckeye and Niska Gas Storage Partners LLC has given him both an understanding of the midstream sector of the energy business and of the unique issues related to operating publicly traded limited partnerships.

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

Ms. Wassenaar’s experience in evaluating financial and strategic options and the operations of companies in our industry and as an investment banker make her a valuable member of the board of directors of our general partner.

Forrest E. Wylie has served as a director of USA Compression GP, LLC since March 2013. Mr. Wylie served as the Non-Executive Chairman of the board of directors of Buckeye GP LLC, the general partner of Buckeye Partners, L.P., from February 2012 to August 2014. He served as Chairman of the Board, CEO and a director of Buckeye GP LLC from June 2007 to February 2012. Mr. Wylie also served as a director of the general partner of Buckeye GP Holdings L.P., the former parent company of Buckeye (“BGH”) from June 2007 until the merger of BGH with Buckeye Partners, L.P. on November 2010. Prior to his appointment, he served as Vice Chairman of Pacific Energy Management LLC, an entity affiliated with Pacific Energy Partners, L.P., a refined product and crude oil pipeline and terminal partnership, from March 2005 until Pacific Energy Partners, L.P. merged with Plains All American, L.P. in November 2006. Mr. Wylie was President and CFO of NuCoastal Corporation, a midstream energy company, from May 2002 until February 2005. From November 2006 to June 2007, Mr. Wylie was a private investor. Mr. Wylie served on the board of directors and the audit committee of Coastal Energy Company, a publicly traded entity, until April 2011. Mr. Wylie also served on board of directors and compensation and nominating and corporate governance committees of Eagle Bulk Shipping Inc. until May 2010.

Mr. Wylie’s experience in the energy industry, through his prior position as the CEO of a publicly traded partnership and the past employment described above, has given him both an understanding of the midstream sector of the energy business and of the unique issues related to operating publicly traded limited partnerships that make him a valuable member of the board of directors of our general partner.

ITEM 11.Executive Compensation

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

Executive Summary

This Executive Compensation disclosure provides an overview of the executive compensation program for our named executive officers identified below. Our general partner intends to provide our named executive officers with compensation that is significantly performance based. For the year ended December 31, 2014, our named executive officers (“NEOs”), were:

•	Eric D. Long, President and Chief Executive Officer;

•	Joseph C. Tusa, Jr., Vice President, Chief Financial Officer and Treasurer; and

•	J. Gregory Holloway, Vice President, General Counsel and Secretary.

On January 10, 2015, Joseph C. Tusa, Jr. resigned as Vice President, Chief Financial Officer and Treasurer for personal reasons.  On January 10, 2015, the board of directors of our general partner appointed Matthew C. Liuzzi as Vice President, Chief Financial Officer and Treasurer. We expect Mr. Liuzzi to be a named executive officer for the year ending December 31, 2015.

Summary Compensation Table

The following table sets forth certain information with respect to the compensation paid to our NEOs for the years ended December 31, 2013 and 2014.

					All Other
				Unit Awards	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	($)(2)	($)		Total ($)
Eric D. Long	2014	488,462	650,500	1,000,000	270,562	(3)	2,409,524
President and Chief Executive Officer	2013	400,000	450,000	1,200,000	36,966	(4)	2,086,966
Joseph C. Tusa, Jr.	2014	297,115	—	600,000	120,957	(5)	1,018,072
Vice President, Chief Financial Officer and Treasurer	2013	275,000	225,000	700,000	10,650	(6)	1,210,650
J. Gregory Holloway(7)	2014	244,231	227,750	500,000	88,058	(8)	1,060,039
Vice President, General Counsel and Secretary

(1)

Represents the awards earned under annual cash incentive bonus program for the years ended December 31, 2013 and 2014. For a discussion of the determination of the 2014 bonus amounts, see “—Annual Performance Based Compensation for 2014” below.

(2)

On February 20, 2014, each of our NEOs received an award of phantom units under our LTIP. Each phantom unit is the economic equivalent of one common unit.  Mr. Tusa forfeited all unvested phantom units in connection with his resignation on January 10, 2015. The phantom unit values reflect the grant date fair value of the awards calculated in accordance with FASB ASC Topic 718.  For a detailed discussion of the assumptions utilized in coming to these values, please see Note 7 to our consolidated financial statements.

(3)

Includes $223,465 of distribution equivalent rights, $18,000 of automobile allowance, $8,818 of club membership dues, $7,800 of employer contributions under the 401(k) plan, $3,248 of parking, $7,231 of personal administrative assistant support and $2,000 of personal tax support. Please see a description of the distribution equivalent rights under “—Discretionary Long-Term Equity Incentive Awards” below.

(4)	Includes $18,000 of automobile allowance, $8,316 of club membership dues, $7,650 of employer contributions under the 401(k) plan and $3,000 of parking.

(5)	Includes $107,909 of distribution equivalent rights, $7,800 of employer contributions under the 401(k) plan, $3,248 of parking and $2,000 of personal tax support.

(6)	Includes $7,650 of employer contributions under the 401(k) plan and $3,000 of parking.

(7)	Mr. Holloway was not an NEO for the 2013 fiscal year, therefore we have not reported his compensation for the 2013 fiscal year.

(8)	Includes $76,978 of distribution equivalent rights, $7,327 of employer contributions under the 401(k) plan, $1,754 of parking and $2,000 of personal tax support.

Narrative Disclosure to Summary Compensation Table

Elements of the Compensation Program

Compensation for our NEOs consists primarily of the elements, and their corresponding objectives, identified in the following table.

Compensation Element	Primary Objective

Base salary	To recognize performance of job responsibilities and to attract and retain individuals with superior talent.

Annual performance-based compensation	To promote near-term performance objectives and reward individual contributions to the achievement of those objectives.

Discretionary long-term equity incentive awards	To emphasize long-term performance objectives, encourage the maximization of unitholder value and retain key executives by providing an opportunity to participate in the ownership of our partnership.

Severance benefits	To encourage the continued attention and dedication of key individuals and to focus the attention of such key individuals when considering strategic alternatives.

Retirement savings (401(k)) plan	To provide an opportunity for tax-efficient savings.

Other elements of compensation and perquisites	To attract and retain talented executives in a cost-efficient manner by providing benefits with high perceived values at relatively low cost.

Base Compensation For 2014 and 2015

Base salaries for our NEOs have generally been set at a level deemed necessary to attract and retain individuals with superior talent. Base salary increases are determined based upon the job responsibilities, demonstrated proficiency and performance of the executive officers and market conditions, each as assessed by the board of directors of our general partner or the chief executive officer (for non-chief executive officer compensation) in conjunction with the compensation committee. No formulaic base salary increases are provided to the NEOs. For 2014 and 2015, in connection with determining base salaries for each of our NEOs, the board of directors of our general partner, compensation committee and chief executive officer worked with a compensation consultant to determine comparable salaries for our peer group, which we identified based on a review of companies in our industry with similar characteristics.

Based upon the information provided by the compensation consultant with respect to a review of base salary information of companies within our peer group, the board of directors of our general partner determined during 2014 to move towards targeting base salaries more directly in-line with our peer group. For 2015, the board of directors of our general partner determined that base salary should be set at approximately the 50th percentile of the peer group.  The

2014 and current 2015 base salaries for our NEOs, including for our Chief Executive Officer, are set forth in the following table:

	2014 Base Salary	Current 2015 Base Salary
Name and Principal Position	($)	($)
Eric D. Long President and Chief Executive Officer	500,000	590,000
Joseph C. Tusa, Jr., former Vice President, Chief Financial Officer and Treasurer	300,000	N/A
J. Gregory Holloway Vice President, General Counsel and Secretary	250,000	305,000

Annual Performance-Based Compensation For 2014

In February 2014, the board of directors of our general partner approved the adoption of an Annual Cash Incentive Plan (the “Cash Plan”). Each of our NEOs is entitled to participate in the Cash Plan and their potential bonus is governed both by the Cash Plan and their employment agreement.  The compensation committee acts as the administrator of the Cash Plan under the supervision of the full board of directors of our general partner, and has the discretion to amend, modify or terminate the Cash Plan at any time upon approval by the board of directors of our general partner.

The board of directors of our general partner sets a target bonus amount (the “Target Bonus”) for each NEO prior to or during the first quarter of the calendar year.  For the year ended December 31, 2014, the Target Bonus for each NEO was $500,000 for Mr. Long, $250,000 for Mr. Tusa and $175,000 for Mr. Holloway.  In connection with his resignation, Mr. Tusa forfeited his bonus. The Target Bonus is generally subject to the satisfaction of both a partnership performance goal and an individual performance goal.  Fifty percent (50%) of the Target Bonus is subject to our achievement of our budgeted adjusted distributable cash flow level (“Adjusted DCF”) for the year, as determined by our board of directors of our general partner.  Payouts with respect to the portion of the bonus subject to Adjusted DCF (the “Adjusted DCF Bonus”) generally do not occur unless we have satisfied the threshold set for Adjusted DCF.  For 2014, the board of directors of our general partner set the threshold for Adjusted DCF at $81 million. The threshold, target and maximum requirements for the Adjusted DCF target for each year, as well as the portion of the Adjusted DCF Bonus that could become payable if performance was satisfied for the year, are set forth below:

	Adjusted DCF as a	Percentage of
	Percentage of Budgeted	Adjusted DCF
Levels of Adjusted	Adjusted DCF for	Bonus that would
DCF Bonus	the 2015 Year	be Paid
Threshold	80%	50%
Target	100%	100%
Maximum	110%	200%

If Adjusted DCF performance falls in between threshold and target, or between target and maximum, the amounts payable are adjusted ratably using straight line interpolation.  If Adjusted DCF is satisfied above maximum levels, the potential payment of the Adjusted DCF Bonus is capped at the maximum level of 200%.

The remaining fifty percent (50%) of the Target Bonus is subject to individual objectives specific to each eligible individual’s role at USAC (the “Individual Bonus”).  The individual objectives are agreed upon in advance between the NEO and his immediate supervisor (or, with respect to the chief executive officer, between the board of directors of our general partner and the chief executive officer) and such objectives address the key priorities for that NEO’s position.  They may include key operating objectives as well as personal development criteria.  The Individual Bonus is subject to a maximum payout of 100% of the targeted Individual Bonus amount, although the board of directors of our general partner has discretion to pay out smaller amounts ranging from 0% to 100%, at their sole discretion, after analyzing the individual’s personal performance for the year.  In connection with the Individual Bonus for the year ended December 31, 2014, each of the NEOs met with their immediate supervisor (or, with respect to the chief executive officer, the board of directors of our general partner) to set individual objectives that reflected the responsibilities and priorities of their position.

In the aggregate, the maximum amount payable with respect to a Target Bonus under the Plan is 150%, as the Adjusted DCF Bonus is capped at 200% of target and the Individual Bonus is capped at 100% of target.  Target Bonuses, if any, are paid within one week following delivery by our independent auditor of the audit of our financial statements for the year in which the Target Bonus relates, but in no case later than March 15 of the year following the year in which the Target Bonus relates. For the year ended December 31, 2014, Adjusted DCF exceeded the target threshold by slightly in excess of 6%, which resulted in the Adjusted DCF portion of the Cash Plan (comprising one-half of the overall Bonus) being paid to each NEO (except Mr. Tusa who forfeited his bonus upon resignation) at a rate of approximately 160% for such portion of the Bonus.  With respect to the Individual Bonus portion of the overall Bonus, each NEO (except Mr. Tusa who forfeited his bonus upon resignation) was determined by his immediate supervisor (which in the case of the chief executive officer is the board of directors of our general partner) to have satisfied his individual objectives and therefore was entitled to receive 100% of the Individual Bonus.  The board of directors of our general partner exercised its discretion to make immaterial adjustments to the bonus amounts for the 2014 year, thus awards made pursuant to the Cash Plan with respect to the 2014 year were:

Eric D. Long	$650,500
J. Gregory Holloway	$227,750

As Mr. Tusa resigned prior to the delivery of the audit of our financial statements for the year ending December 31, 2014, he forfeited his award under the Cash Plan.

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

Discretionary Long-Term Equity Incentive Awards

In connection with our initial public offering, our board of directors of our general partner adopted the LTIP. The LTIP was designed to promote our interests, as well as the interests of our unitholders, by rewarding the officers, employees and directors of us, our subsidiaries and our general partner for delivering desired performance results, as well as by strengthening our and our general partner’s ability to attract, retain and motivate qualified individuals to serve as officers, employees and directors.  The LTIP provides for the grant, from time to time at the discretion of the board of directors of our general partner, of unit awards, restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights and other unit-based awards, although in 2014, as well as in 2013, we only granted phantom unit awards pursuant to the LTIP. The outstanding LTIP awards held by our NEOs are reflected in the table below.

During the years ended December 31, 2013 and 2014, our board of directors of our general partner granted phantom unit awards to certain key employees, including our NEOs. Each phantom unit award vests in three equal annual installments, with the first installment vesting on the first anniversary of the date of grant. In the event of cessation of an employee’s service for any reason, all phantom units that have not vested prior to or in connection with such cessation of service shall automatically be forfeited. Each phantom unit granted to an employee, including the NEOs, is granted in tandem with a corresponding distribution equivalent right, which is paid quarterly on the distribution date from the grant date until the earlier of the vesting or the forfeiture of the related phantom units.  Each distribution equivalent right entitles the participant to receive payments in the amount equal to any distribution made by us following the grant date in respect of the grant date in respect of the common unit underlying the phantom unit to which such distribution equivalent right relates.

Prior to the Holdings Acquisition, our NEOs historically received various forms of equity compensation, in the form of both capital and profits interests in us and our predecessor entities, and in connection with the Holdings Acquisition, each of our NEOs (other than Mr. Holloway, who joined us after the Holdings Acquisition) re-invested a substantial portion of the cash proceeds received in respect of his prior equity interests in certain classes of capital or profit interest units in USA Compression Holdings.

Our NEOs were also granted Class B Units of USA Compression Holdings at the time of the Holdings Acquisition or, with respect to Mr. Holloway, at the time of his employment. The grants the NEOs received had time-based vesting requirements (which, for Mr. Long and Mr. Tusa, were satisfied in full as of December 31, 2013) and are designed not only to compensate but also to motivate and retain the recipients by providing an opportunity for equity ownership by our NEOs. The grants to our NEOs also provide our NEOs with meaningful incentives to increase unitholder value over time.  The Class B Units are profits interests that allow our NEOs to participate in the increase in value of USA Compression Holdings over and above an 8% annual and cumulative preferred return hurdle. Available cash will be distributed to the USA Compression Holdings members at such times as determined by its board of managers, at which time the holders of Class B Units could receive distributions if the cash distributed reaches the required distribution hurdles. Distributions to the Class B Unit holders could also occur in connection with a sale or liquidation event of USA Compression Holdings.  To date, our NEOs have not received distributions with respect to these awards.

Outstanding Equity Awards as of December 31, 2014

The following table provides information regarding the Class B Units in USA Compression Holdings held by the NEOs as of December 31, 2014. None of our NEOs held any option awards that were outstanding as of December 31, 2013 and 2014. Also reflected within the table are the outstanding phantom units that were granted to our NEOs from the LTIP during the years ended December 31, 2013 and 2014, respectively.

	Unit Awards
	Number of Class	Number of Class
	B Units That	B Units That Are
	Have Vested but	Unvested and	Market Value of	Number of		Market Value of
	Are Still	Outstanding	Class B Units	Outstanding		Outstanding
	Outstanding		That Have Not	Phantom Units		Phantom Units
Name	(#)(1)	(#)(2)	Vested ($)(3)	(#)		($)(6)
Eric D. Long	462,500
2013 Grant			—	40,816	(4)	677,137
2014 Grant				37,893	(5)	628,645
Joseph C. Tusa, Jr.	125,000
2013 Grant			—	23,809	(4)	394,991
2014 Grant				22,735	(5)	377,174
J. Gregory Holloway	54,688	7,813
2013 Grant			—	11,904	(4)	197,487
2014 Grant				18,946	(5)	314,314

(1)

Represents the number of Class B Units in USA Compression Holdings that became vested but had not been settled as of December 31, 2014. These Class B Units vested 25% on the one-year anniversary of the date of grant and 1/48 monthly thereafter; provided that with respect to Mr. Long and Mr. Tusa ½ of the unvested portion of Class B Units vested at the time of the Partnership’s initial public offering, which occurred on January 18, 2013.

(2)	Represents the number of Class B Units in USA Compression Holdings that have not yet vested. The remainder of Mr. Holloway’s awards will vest pro rata each month through June 3, 2015.

(3)

As described under the heading “—Discretionary Long-Term Equity Incentive Awards,” the Class B Units are intended to allow recipients to receive a percentage of profits generated by USA Compression Holdings over and above certain return hurdles. The Class B Units had no recognizable value as of December 31, 2014 and the holders of the Class B Units had not received any distributions with respect to those awards during the 2014 year.

(4)

Represents the number of phantom units issued on March 11, 2013 pursuant to the LTIP that have not vested as of December 31, 2014.  Each phantom unit is the economic equivalent of one common unit.  The phantom units shall vest in three equal annual installments on the anniversary of the date of grant.  The first installment vested on March 11, 2014. The next installment will vest on March 11, 2015.  In the event of cessation of the NEO’s service for any reason, all phantom units that have not vested prior to or in connection with such cessation of service shall automatically be forfeited.  In connection with his resignation on January 10, 2015, Mr. Tusa forfeited all of his unvested phantom units.

(5)

Represents the number of phantom units issued on February 20, 2014 pursuant to the LTIP that had not vested as of December 31, 2014.  Each phantom unit is the economic equivalent of one common unit.  The phantom units shall vest in three equal annual installments on each subsequent February 15, with the first installment vesting on February 15, 2015.  In the event of cessation of the NEO’s service for any reason, all phantom units that have not vested prior to or in connection with such cessation of service shall automatically be forfeited.  In connection with his resignation on January 10, 2015, Mr. Tusa forfeited all of his unvested phantom units.

(6)	Market value is calculated using the value of $16.59, which was the closing price of our common units on December 31, 2014.

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

Severance Arrangements

Each NEO’s employment agreement had an initial term that has been extended on a year-to-year basis and will be extended automatically for successive twelve month periods thereafter unless either party delivers written notice to the other within ninety days prior to the expiration of the then-current employment term. Upon termination of an NEO’s employment for any reason, all earned, unpaid annual base salary and vacation time (and, with respect to the chief executive officer, accrued, unused sick time off) shall be paid to the NEO within thirty (30) days of the date of the NEO’s termination of employment. Upon termination of an NEO’s employment either by us for convenience or due to the NEO’s resignation for good reason, subject to the timely execution of a general release of claims, the NEO is entitled to receive (i) an amount equal to one times his annual base salary (plus, in the case of Mr. Long, an amount equal to one times his target annual bonus), payable in equal semi-monthly installments over one year following termination (the “Severance Period”) (or, if such termination occurs within two years following a change in control, in a lump sum within thirty days following the termination of employment), subject to acceleration upon the NEO’s death during the Severance Period, and (ii) continued coverage for twenty-four (24) months (or, with respect to Mr. Long, thirty (30) months) under our group medical plan in which the executive and any of his dependents were participating immediately prior to his termination. Continued coverage under our group medical plan is subsidized for the first twelve (12) months following termination, after which time continued coverage shall be provided at the NEO’s sole expense (except with respect to Mr. Long, who is entitled to reimbursement by us to the extent the cost of such coverage exceeds $1,200 per month) for the remainder of the applicable period. Additionally, upon a termination of an NEO’s employment by us for convenience, by the NEO for good reason, or due to the NEO’s death or disability, the NEO is entitled to receive (i) an amount equal to one times his annual bonus (up to his target annual bonus) for the immediately preceding year and (ii) a pro-rata portion of any earned annual bonus for the year in which termination occurs. During employment and for two years following termination, each NEO’s employment agreement prohibits him from competing with our business.

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

On January 10, 2015, Mr. Tusa announced his resignation as Vice President, Chief Financial Officer and Treasurer, which resignation became effective immediately. Consistent with a voluntary resignation under his employment agreement and his phantom unit award agreements, Mr. Tusa did not receive any severance or other post-employment compensation under his employment agreement, nor did he receive any acceleration of vesting of his equity awards.

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

Director Compensation

For the year ended December 31, 2014, our NEOs who also served as directors did not receive additional compensation for their service as directors. Only the independent members of the board of directors of our general partner receive compensation for their service as directors.

The following table shows the total compensation earned by each independent director during 2014.

	Fees Earned or			All Other
	Paid in Cash		Unit Awards	Compensation	Total
Name	($)		($) (1)	($)(2)	($)
John D. Chandler	122,000		18,750	5,965	146,715
Robert F. End	140,000		75,000	4,775	219,775
Forrest E. Wylie	90,867	(3)	75,000	10,033	175,900

(1)

Represents the grant date fair value of our phantom units, calculated in accordance with ASC 718.  For a detailed discussion of the assumptions utilized in coming to these values, please see Note 9 to our consolidated financial statements.  As of December 31, 2014, the independent members of the board of directors of our general partner held the following number of outstanding equity awards under the LTIP: Mr. Chandler, 699 phantom units; Mr. End, 2,796 phantom units; and Mr. Wylie, 2,796 phantom units.

(2)	Amounts in this column reflect the value of distribution equivalent rights (“DERs”), received by the directors with respect to their outstanding phantom unit awards.
(3)

Mr. Wylie elected to receive his annual cash retainer of $75,000 in phantom units that vested in quarterly installments on each of March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014.

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

•

an annual equity based award in the form of phantom units that will be granted under the LTIP, having a value as of the grant date of $75,000. Phantom unit awards are expected to be subject to vesting conditions (which, for the 2014 phantom unit grants was a one year vesting period).  DERs will be paid either on a current or deferred basis, in each case as will be determined at the time of grant of the awards; the 2014 phantom unit awards provided for deferred DERs.

Directors will also receive reimbursement for out-of-pocket expenses associated with attending such board or committee meetings and director and officer liability insurance coverage. Each director will be fully indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law.

ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of our units as of February 17, 2015 held by:

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

					Percentage of
		Percentage of		Percentage of	Common and
	Common	Common	Subordinated	Subordinated	Subordinated
	Units	Units	Units	Units	Units
	Beneficially	Beneficially	Beneficially	Beneficially	Beneficially
Name of Beneficial Owner	Owned	Owned	Owned	Owned	Owned
USA Compression Holdings(1)	5,541,572	17.3%	14,048,588	100%	42.5%
Argonaut Private Equity, L.L.C.(2)	7,091,062	22.1%	—	—	15.4%
Oppenheimer Funds, Inc.(3)	3,460,980	10.8%	—	—	7.5%
Eric D. Long(4)	80,651	*	—	—	*
Joseph C. Tusa, Jr.	3,307	*	—	—	*
J. Gregory Holloway(5)	17,985	*	—	—	*
John D. Chandler	3,719	*	—	—	*
Jim H. Derryberry	—	—	—	—	—
William H. Shea, Jr.	—	—	—	—	—
Robert F. End	16,622	*	—	—	*
Andrew W. Ward	—	—	—	—	—
Olivia C. Wassenaar	—	—	—	—	—
Forrest E. Wylie	14,290	*	—	—	*
All directors and executive officers
as a group (12 persons)(6)	172,917	0.5%	—	—	*

*Less than 1%.

(1)

Eric D. Long, Matthew C. Liuzzi, William G. Manias, J. Gregory Holloway and David A. Smith, each of whom are executive officers of our general partner, Aladdin Partners, L.P., a limited partnership affiliated with Mr. Long, and R/C IV USACP Holdings, L.P. (“R/C Holdings”), own equity interests in USA Compression Holdings. USA Compression Holdings is managed by a three person board of managers consisting of Mr. Long, Mr. Ward and Ms. Wassenaar. The board of managers exercises investment discretion and control over the units held by USA Compression Holdings.

R/C Holdings is the record holder of approximately 97.4% of the limited liability company interests of USA Compression Holdings and is entitled to elect a majority of the members of the board of managers of USA Compression Holdings. R/C Holdings is an investment partnership affiliated with Riverstone/Carlyle Global Energy and Power Fund IV, L.P. (“R/C IV”). Management and control of R/C Holdings is vested in its general partner, which is in turn managed and controlled by its general partner, R/C Energy GP IV, LLC. R/C Energy GP IV, LLC is managed by an eight person management committee that includes Andrew W. Ward. The principal business address of R/C Energy GP IV, LLC is 712 Fifth Avenue, 51st Floor, New York, New York 10019.

Mr. Long, Mr. Ward and Ms. Wassenaar, each of whom is a member of the board of managers of USA Compression Holdings and a member of the board of directors of our general partner, disclaims beneficial ownership of the units owned by USA Compression Holdings.

(2)

Argonaut Private Equity, L.L.C. has sole voting and dispositive power of 7,091,062 common units.  The principal business address of Argonaut Private Equity, L.L.C. is 6733 South Yale Avenue, Tulsa, Oklahoma 74136.

(3)

Oppenheimer Funds, Inc. has the shared power to vote or to direct the vote, and the shared power to dispose or to direct the disposition of, 3,460,980 common units, including 3,429,769 common units held by Oppenheimer SteelPath MLP Income Fund, based on Amendment No. 4 to Schedule 13G filed on February 10, 2015 with the SEC. The principal business address of Oppenheimer Funds, Inc. is Two World Financial Center, 225 Liberty Street, New York, New York 10281, and the principal business address of Oppenheimer SteelPath MLP Income Fund is 6803 South Tucson Way, Centennial, Colorado 80112.

(4)

Includes 22,822 common units held directly by Mr. Long, 4,173 common units held by Aladdin Partners, L.P., a limited partnership affiliated with Mr. Long, 17,642 common units held by certain trusts of which Mr. Long is the trustee, 1,707 common units held by Mr. Long’s spouse and 33,039 common units that Mr. Long has the right to acquire within 60 days upon the vesting and/or settlement of his phantom units.

(5)	Includes 12,268 common units that Mr. Holloway has the right to acquire within 60 days upon the vesting and/or settlement of his phantom units.

(6)

Includes 66,237 common units that certain of our directors and executive officers have the right to receive within 60 days upon the vesting and/or settlement of phantom units held by such directors and executive officers.

Securities Authorized for Issuance Under Equity Compensation Plans

In connection with the consummation of our IPO on January 18, 2013, the board of directors of our general partner adopted the LTIP. The following table provides certain information with respect to this plan as of December 31, 2014:

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plan (excluding securities
	of outstanding options,	outstanding options,	reflected in the first
Plan Category	warrants and rights	warrants and rights	column)
Equity compensation plans approved by security holders	—	N/A	—
Equity compensation plans not approved by security holders	269,102	N/A	1,052,191

For more information about our LTIP, please see Note 9 to our consolidated financial statements.

ITEM 13.Certain Relationships and Related Transactions, and Director Independence

Certain Relationships And Related Party Transactions

In connection with our formation and IPO, we and other parties have entered into the following agreements. These agreements were not the result of arm’s length negotiations, and they, or any of the transactions that they provide for, may not be effected on terms as favorable to the parties to these agreements as could have been obtained from unaffiliated third parties.

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

Relationship with PVR Partners

William Shea, who has served as a director of our general partner since June 2011, also served as a director and the chief executive officer of the general partner of PVR Partners, L.P. (“PVR”) starting in March 2010. On March 21, 2014, PVR merged with and into Regency Energy Partners LP, a Delaware limited partnership (“Regency”), with Regency as the surviving limited partnership (the “Merger”). As a result of the Merger, the separate limited partnership existence of PVR ceased, and Regency continued its existence as the surviving limited partnership.    For the years ended December 31, 2014 and 2013, subsidiaries of PVR made compression service payments to us of approximately $0.6 million and $3.0 million, respectively.

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

The code of business conduct and ethics described above was adopted in connection with the closing of our initial public offering, and as a result the transactions described above were not reviewed under such policy. The transactions described above were not approved by an independent committee of our board of directors of our general partner and the terms were determined by negotiation among the parties.

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

Director Independence

Please see Part III, Item 10 (“Directors, Executive Officers and Corporate Governance—Board of Directors”) for a discussion of director independence matters.

ITEM 14.Principal Accountant Fees and Services

The following table presents fees for professional services rendered by our independent registered public accounting firm, KPMG LLP during the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
	(in millions)
Audit Fees (1)	$0.5	$0.7
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$0.5	$0.7

(1)

Expenditures classified as “Audit Fees” above were billed to USA Compression Partners, LP and include the audits of our annual financial statements, work related to the registration statement on Form S-1 filed in connection with our IPO, work related to the pro forma financial statements in connection with the S&R Acquisition, reviews of our quarterly financial statements, and fees associated with comfort letters and consents related to equity offerings and registration statements.

Our audit committee has adopted an audit committee charter, which is available on our website and which requires the audit committee to pre-approve all audit and non-audit services to be provided by our independent registered public accounting firm. The audit committee does not delegate its pre-approval responsibilities to management or to an individual member of the audit committee.

PART IV

ITEM 15.Exhibits and Financial Statement Schedules

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

10.4

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

10.5

Second Amendment to the Fifth Amended and Restated Credit Agreement, dated as of January 6, 2015, by and among USA Compression Partners, LP, as guarantor, USA Compression Partners, LLC, USAC Leasing, LLC, USAC OpCo 2, LLC and USAC Leasing 2, LLC, as borrowers, the lenders party thereto and JPMorgan Chase Bank, N.A., as agent and LC issuer (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on January 9, 2015)

10.6†	Long-Term Incentive Plan of USA Compression Partners, LP (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on January 18, 2013)

10.7†

Employment Agreement, dated December 23, 2010, between USA Compression Partners, LLC and Eric D. Long (incorporated by reference to Exhibit 10.5 to Amendment No. 4 of the Partnership’s registration statement on Form S-1 (Registration No. 333-174803) filed on February 13, 2012)

10.8†

Employment Agreement, dated December 23, 2010, between USA Compression Partners, LLC and Joseph C. Tusa, Jr. (incorporated by reference to Exhibit 10.6 to Amendment No. 4 of the Partnership’s registration statement on Form S-1 (Registration No. 333-174803) filed on February 13, 2012).

10.9†

Employment Agreement, dated April 17, 2013, between USA Compression Management Services, LLC and Matthew C. Liuzzi (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on January 15, 2015).

10.10*†	Employment Agreement, dated June 3, 2011, between USA Compression Partners, LLC and J. Gregory Holloway.

10.11

Services Agreement, dated effective January 1, 2013, by and among USA Compression Partners, LP, USA Compression GP, LLC and USA Compression Management Services, LLC (incorporated by reference to Exhibit 10.11 to Amendment No. 10 of the Partnership’s registration statement on Form S-1 (Registration No. 333-174803) filed on January 7, 2013)

10.12†

USA Compression Partners, LP 2013 Long-Term Incentive Plan—Form of Director Phantom Unit Agreement (incorporated by reference to Exhibit 10.8 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-35779) filed on March 28, 2013)

10.13†

USA Compression Partners, LP 2013 Long-Term Incentive Plan—Form of Employee Phantom Unit Agreement (incorporated by reference to Exhibit 10.10 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-35779) filed on February 20, 2014)

10.14†

USA Compression Partners, LP 2013 Long-Term Incentive Plan—Form of Director Phantom Unit Agreement (in lieu of Annual Cash Retainer) (incorporated by reference to Exhibit 10.10 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-35779) filed on March 28, 2013).

10.15†

USAC Compression Partners, LP Annual Cash Incentive Program (incorporated by reference to Exhibit 10.12 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-35779) filed on February 20, 2014).

21.1*	List of subsidiaries of USA Compression Partners, LP

23.1*	Consent of KPMG LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Extension Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

.

*Filed Herewith.

#Furnished herewith; not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

†Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USA COMPRESSION PARTNERS, LP

By:	USA Compression Partners, LP,
its General Partner

By:	/s/ Eric D. Long
Eric D. Long
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 19, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 19, 2015.

Name	Title

/s/ Eric D. Long	President and Chief Executive Officer and Director
Eric D. Long	(Principal Executive Officer)

/s/ Matthew C. Liuzzi	Vice President, Chief Financial Officer and Treasurer
Matthew C. Liuzzi	(Principal Financial Officer)

/s/ Michael D. Lenox	Vice President—Finance and Chief Accounting Officer
Michael D. Lenox	(Principal Accounting Officer)

/s/ John D. Chandler
John D. Chandler	Director

/s/ Jim H. Derryberry
Jim H. Derryberry	Director

/s/ Robert F. End
Robert F. End	Director

/s/ William H. Shea, Jr.
William H. Shea, Jr.	Director

/s/ Andrew W. Ward
Andrew W. Ward	Director

/s/ Olivia C. Wassenaar
Olivia C. Wassenaar	Director

/s/ Forrest E. Wylie
Forrest E. Wylie	Director

Report of Independent Registered Public Accounting Firm

The Partners

USA Compression Partners, LP:

We have audited the accompanying consolidated balance sheets of USA Compression Partners, LP (a Delaware limited partnership) and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USA Compression Partners, LP and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Dallas, Texas

February 19, 2015

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2014 and 2013

(in thousands, except for unit amounts)

	2014	2013
Assets
Current assets:
Cash and cash equivalents	$6	$7
Accounts receivable:
Trade	25,159	20,079
Other	2,926	350
Inventory	8,923	9,940
Prepaid expenses	1,020	2,400
Total current assets	38,034	32,776
Property and equipment, net	1,162,637	852,966
Installment receivable	20,241	—
Identifiable intangible assets	82,357	85,941
Goodwill	208,055	208,055
Other assets	5,158	6,146
Total assets	$1,516,482	$1,185,884

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$44,535	$34,629
Accrued liabilities	21,708	10,412
Deferred revenue	15,855	11,912
Total current liabilities	82,098	56,953
Long-term debt	594,864	420,933
Other liabilities	—	271
Partners’ capital:
Limited partner interest:
Common units, 31,307,116 and 23,561,780 units issued and outstanding, respectively	600,401	447,562
Subordinated units, 14,048,588 units issued and outstanding each period	225,221	245,592
General partner interest	13,898	14,573
Total partners’ capital	839,520	707,727
Total liabilities and partners’ capital	$1,516,482	$1,185,884

See accompanying notes to consolidated financial statements.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2014, 2013 and 2012

(in thousands, except per unit amounts)

	2014	2013	2012
Revenues:
Contract operations	$217,361	$150,360	$116,373
Parts and service	4,148	2,558	2,414
Total revenues	221,509	152,918	118,787
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	74,035	48,097	37,796
Selling, general and administrative	38,718	27,587	18,269
Depreciation and amortization	71,156	52,917	41,880
(Gain) loss on sale of assets	(2,233)	284	266
Impairment of compression equipment	2,266	203	—
Total costs and expenses	183,942	129,088	98,211
Operating income	37,567	23,830	20,576
Other income (expense):
Interest expense, net	(12,529)	(12,488)	(15,905)
Other	11	9	28
Total other expense	(12,518)	(12,479)	(15,877)
Net income before income tax expense	25,049	11,351	4,699
Income tax expense	103	280	196
Net income	$24,946	$11,071	$4,503
Less:
Earnings allocated to general partner prior to initial public offering on January 18, 2013	$—	$5	$45
Earnings available for limited partners prior to initial public offering on January 18, 2013	$—	$530	$4,458
Net income subsequent to initial public offering on January 18, 2013	$24,946	$10,536	$—
Net income subsequent to initial public offering allocated to:
General partner’s interest in net income	$760	$211	$—
Limited partners’ interest in net income:
Common units	$16,811	$5,805	$—
Subordinated units	$7,375	$4,520	$—
Weighted average common units outstanding:
Basic	28,087,498	18,043,075	—
Diluted	28,146,446	18,086,745	—
Weighted average subordinated units outstanding:
Basic and diluted	14,048,588	14,048,588	—
Net income per common unit:
Basic	$0.60	$0.32	$—
Diluted	$0.60	$0.32	$—
Net income per subordinated unit:
Basic and diluted	$0.52	$0.32	$—
Distributions declared per limited partner unit in respective periods	$2.01	$1.73	$—

See accompanying notes to consolidated financial statements.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Consolidated Statements of Changes in Partners’ Capital

Years ended December 31, 2014, 2013 and 2012

(in thousands)

			Partners’ Capital					Total
	General	Limited	Common Units		Subordinated Units		General Partner Units	Partners’
	Partners	Partners	Units	Amount	Units	Amount	Amount	Capital
Partners’ capital, December 31, 2011	$2,351	336,672	—	—	—	—	—	339,023
Net Income	45	4,458	—	—	—	—	—	4,503
Partners’ capital, December 31, 2012	2,396	341,130	—	—	—	—	—	343,526
Net income January 1, 2013 — January 18, 2013	5	530	—	—	—	—	—	535
Conversion of Partners’ capital for common and subordinated units, Incentive Distribution Rights, and General Partner interest	(2,401)	(341,660)	4,049	74,526	14,049	258,605	10,930	—
Issuance of common units in initial public offering	—	—	11,000	180,555	—	—	—	180,555
Vesting of phantom units	—	—	4	—	—	—	—	—
General partner contribution	—	—	—	—	—	—	4,251	4,251
Cash distributions and DERs	—	—	—	(22,872)	—	(17,533)	(819)	(41,224)
Proceeds from issuance of common units	—	—	1,084	26,286	—	—	—	26,286
Unit-based compensation	—	—	—	1,343	—	—	—	1,343
Acquisition of S&R compression assets	—	—	7,425	181,919	—	—	—	181,919
Net income January 19, 2013 — December 31, 2013	—	—	—	5,805	—	4,520	211	10,536
Partners’ capital, December 31, 2013	$—	$—	23,562	$447,562	14,049	$245,592	$14,573	$707,727
Vesting of phantom units	—	—	76	1,707	—	—	—	1,707
General partner contribution	—	—	—	—	—	—	294	294
Cash distributions and DERs	—	—	—	(53,854)	—	(27,746)	(1,729)	(83,329)
Proceeds from issuance of common units	—	—	7,669	188,992	—	—	—	188,992
Unit-based compensation	—	—	—	353	—	—	—	353
Modification of unit-based compensation	—	—	—	(1,170)	—	—	—	(1,170)
Net income	—	—	—	16,811	—	7,375	760	24,946
Partners’ capital, December 31, 2014	$—	$—	31,307	$600,401	14,049	$225,221	$13,898	$839,520

See accompanying notes to consolidated financial statements.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31, 2014, 2013 and 2012

(in thousands)

	2014	2013	2012
Cash flow from operating activities:
Net Income	$24,946	$11,071	$4,503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,156	52,917	41,880
Amortization of debt issue costs, discount	1,224	2,192	1,856
Unit-based compensation expense	3,034	1,343	—
Net (gain) loss on sale of assets	(2,233)	284	266
Net gain on change in fair value of interest rate swap	—	—	(2,180)
Impairment of compression equipment	2,266	203	—
Changes in assets and liabilities:
Accounts receivable and advances to employees	(2,659)	(11,674)	169
Inventory	(4,942)	(5,725)	(1,004)
Prepaids	1,380	(600)	(153)
Other noncurrent assets	(39)	3,824	(1,315)
Accounts payable	(1,431)	8,132	(5,340)
Accrued liabilities and deferred revenue	9,189	6,223	3,292
Net cash provided by operating activities	101,891	68,190	41,974
Cash flow from investing activities:
Capital expenditures	(381,943)	(159,547)	(179,977)
Proceeds from sale of property and equipment	1,420	2,227	1,388
Acquisitions, net of cash	—	3,374	—
Net cash used in investing activities	(380,523)	(153,946)	(178,589)
Cash flows from financing activities:
Proceeds from long-term debt	538,644	243,501	261,135
Payments on long-term debt	(364,714)	(324,834)	(122,681)
Net proceeds from issuance of common units	138,047	180,555	—
Cash paid for taxes related to net settlement of unit-based awards	(334)	—	—
Distributions	(32,345)	(14,669)	—
General Partner contribution	294	4,251	—
Financing cost and registration fees	(961)	(3,048)	(1,835)
Net cash provided by financing activities	278,631	85,756	136,619
Increase (decrease) in cash and cash equivalents	(1)	—	4
Cash and cash equivalents, beginning of year	7	7	3
Cash and cash equivalents, end of year	$6	$7	$7

Supplemental cash flow information:
Cash paid for interest	$12,622	$10,603	$16,086
Cash paid for taxes	$115	$196	$155

Supplemental non-cash transactions:
Non-cash distributions to certain limited partners (DRIP)	$51,707	$26,286	$—
Change in capital expenditures included in accounts payable and accrued liabilities	$16,515	$15,846	$5,940
Capital Lease Transaction:
Installment receivable	$(24,820)	$—	$—
Property and equipment write-off	$22,134	$—	$—
(Gain) on transaction	$(2,686)	$—	$—

See accompanying notes to consolidated financial statements.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

(1)  The Partnership, Nature of Business, and Recent Transactions

USA Compression Partners, L.P., a Texas limited partnership (the “Former Partnership”), was formed on July 10, 1998. In October 2008, the Former Partnership entered into several transactions through which the Former Partnership was reorganized into a holding company, USA Compression Holdings, LP (the “Partnership”). The owners of the Former Partnership caused the Partnership to be formed as a Texas limited partnership to conduct its affairs as the holding company of an operating and leasing structure of entities. The Former Partnership’s owners then transferred their equity interests in the Former Partnership to the Partnership in exchange for identical interests in the Partnership. The Former Partnership became a wholly-owned subsidiary of the Partnership, and was converted into USA Compression Partners, LLC, a Delaware, single-member, limited liability company (the “Operating Subsidiary”) to continue providing compression services to customers of the Former Partnership. Concurrently, the Operating Subsidiary formed a wholly-owned subsidiary, USAC Leasing, LLC, as a Delaware limited liability company (the “Leasing Subsidiary”), and agreed to sell its then existing compressor fleet to the Leasing Subsidiary for assumption of debt relating to the then existing fleet. On June 7, 2011, the Partnership converted from a Texas limited partnership into a Delaware limited partnership and changed its name from USA Compression Holdings, LP to USA Compression Partners, LP. USA Compression GP, LLC, a Delaware limited liability Company and the general partner of the Partnership, is referred to herein as the “General Partner.”  In connection with the S&R Acquisition (as defined below), the Partnership acquired all of the membership interests in USAC OpCo 2, LLC, a Texas limited liability company (“OpCo 2”), which owned all of the membership interests in USAC Leasing 2, LLC, a Texas limited liability company (“LeaseCo 2”). LeaseCo 2 owns all of the compression assets acquired in the S&R Acquisition.  Each of Leasing Subsidiary and LeaseCo 2 leases its compressor fleet to Operating Subsidiary and OpCo 2, respectively, for use in providing compression services to customers. The Partnership is a guarantor to Operating Subsidiary’s revolving credit facility and each of Leasing Subsidiary, OpCo2 and LeaseCo2 are co-borrowers on the revolving credit facility (see Note 7). The accompanying consolidated financial statements include the accounts of the Partnership, the Operating Subsidiary, the Leasing Subsidiary, OpCo 2 and LeaseCo 2, and all intercompany balances and transactions have been eliminated in consolidation. The Operating Subsidiary, the Leasing Subsidiary, OpCo 2 and LeaseCo 2, are collectively referred to herein, as the “Operating Subsidiaries.”

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

(2)  Summary of Significant Accounting Policies

(a)Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances. The Partnership considers investments in highly liquid financial instruments purchased with an original maturity of 90 days or less to be cash equivalents.

(b)Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts of $374,198 and $246,410 as of December 31, 2014 and 2013, respectively, is the Partnership’s best estimate of the amount of probable credit losses in the Partnership’s existing accounts receivable. The Partnership determines the allowance based upon historical write-off experience and specific identification of certain customers. The Partnership does not have any off-balance-sheet credit exposure related to its customers.

(c)Inventories

Inventories are valued at the lower of cost or market using the specific identification method. Inventory consists of serialized parts used in the repair of compression units. Purchases of these assets are considered operating activities in

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

the consolidated statement of cash flows.    The reserve for slow moving and obsolete inventory was $0.4 million as of December 31, 2014 and 2013.

(d)Property and Equipment

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

Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $67.6 million, $49.7 million and $38.9 million, respectively.

(e)Impairments of Long-Lived Assets

During the year ended December 31, 2014, the Partnership evaluated the future deployment of its idle fleet and determined that certain compression equipment was no longer going to be utilized in the operating fleet.  This compression equipment was written down to its respective fair value, measured using quoted market prices or, in the absence of quoted market prices, based on an estimate of discounted cash flows, or the expected net sale proceeds compared to other fleet units the Partnership recently sold or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment the Partnership plans to use.  The Partnership recorded $2.3 million and $0.2 million in impairment of compression equipment for the years ended December 31, 2014 and 2013, respectively. The Partnership did not record impairment of long-lived assets in 2012.

(f)Revenue Recognition

Revenue from contract operations is recorded when earned over the period of the contract, which generally ranges from one month to five years. Parts and service revenue is recorded as parts are delivered or services are performed for the customer.

(g)Income Taxes

The Partnership elected to be treated under SubChapter K of the Internal Revenue Code. Under SubChapter K, a partnership return is filed annually reflecting each partner’s allocable share of the partnership’s income or loss. Therefore, no provision has been made for federal income tax. Partnership net income (loss) is allocated to the partners in proportion to their respective interest in the Partnership.

As a partnership, all income, gains, losses, expenses, deductions and tax credits generated by the Partnership generally flow through to its unitholders. However, Texas imposes an entity-level income tax on partnerships.

The State of Texas’ margin tax became effective for tax reports originally due on or after January 1, 2008. This margin tax requires partnerships and other forms of legal entities to pay a tax of approximately 1.0% on its "margin,” as defined in the law, based on annual results. The margin tax base to which the tax rate is applied is the lesser of (1) 70% of total revenues for federal income tax purposes, (2) total revenue less cost of goods sold, or (3) total revenue less compensation for federal income tax purposes. For the years ended December 31, 2014, 2013 and 2012, the Partnership recorded expense related to the Texas margin tax of $102,738,  $279,972 and $196,040, respectively.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

(h)Fair Value Measurements

Accounting standards on fair value measurements establish a framework for measuring fair value and stipulate disclosures about fair value measurements. The standards apply to recurring and nonrecurring financial and non-financial assets and liabilities that require or permit fair value measurements. Among the required disclosures is the fair value hierarchy of inputs the Partnership uses to value an asset or a liability. The three levels of the fair value hierarchy are described as follows:

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access at the measurement date.

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 inputs are unobservable inputs for the asset or liability.

As of December 31, 2014 and 2013, the Partnership’s financial instruments consisted primarily of cash and cash equivalents, trade accounts receivable, trade accounts payable and long-term debt. The book values of cash and cash equivalents, trade accounts receivable, and trade accounts payable are representative of fair value due to their short-term maturity. The carrying amount of long-term debt approximates fair value due to the floating interest rates associated with the debt.

Phantom unit awards granted to employees under the USA Compression Partners, LP 2013 Long-Term Incentive Plan (the “LTIP”) are accounted for as liabilities and the liability is re-measured on a quarterly basis.  The liability is based on the publicly quoted price of the Partnership’s common units, which is considered a Level 1 input.

(i)Pass Through Taxes

Sales taxes incurred on behalf of, and passed through to, customers are accounted for on a net basis.

(j)Use of Estimates

The preparation of the consolidated financial statements of the Partnership in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the management of the Partnership to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and the accompanying results. Although these estimates are based on management’s available knowledge of current and expected future events, actual results could differ from these estimates.

(k)Identifiable Intangible Assets

As of December 31, 2014 and 2013, identifiable intangible assets consisted of the following (in thousands):

	Customer
	Relationships	Trade Names	Non-compete	Total
Gross Balance at December 31, 2012	$72,000	$15,600	$-	$87,600
Additions	6,700	—	900	7,600
Accumulated Amortization	(7,312)	(1,872)	(75)	(9,259)
Net Balance at December 31, 2013	$71,388	$13,728	$825	$85,941
Gross Balance at December 31, 2013	78,700	15,600	900	95,200
Additions	—	—	—	—
Accumulated Amortization	(10,047)	(2,496)	(300)	(12,843)
Net Balance at December 31, 2014	$68,653	$13,104	$600	$82,357

Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives, which is the period over which the assets are expected to contribute directly or indirectly to the Partnership’s future cash flows. The

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

estimated useful lives range from 4 to 30 years. Aggregate amortization expense for the years ended December 31, 2014, 2013 and 2012 was $3.6 million, $3.2 million and $3.0 million, respectively.  The expected amortization of the identifiable intangible assets for each of the five succeeding years is as follows (in thousands):

Year ending December 31,	Total
2015	$3,584
2016	3,584
2017	3,509
2018	3,359
2019	3,359

The Partnership assesses identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Partnership did not record any impairment of identifiable intangible assets in 2014, 2013 or 2012.

(l)Goodwill

Goodwill represents consideration paid in excess of the fair value of the identifiable net assets acquired in a business combination. Goodwill is not amortized, but is reviewed for impairment annually based on the carrying values as of October 1, or more frequently if impairment indicators arise that suggest the carrying value of goodwill may not be recovered.

As of October 1, 2014, a quantitative assessment was performed to determine whether the fair value of the Partnership’s single reporting unit was greater than its carrying value.  As of October 1, 2014, the fair value was determined to be in excess of the carrying value. Due to the identification of certain impairment indicators during the fourth quarter of 2014: (1) the decline in the Partnership’s unit price traded on the New York Stock Exchange, (2) the decline in global crude oil prices, and (3) the decline in performance of the Alerian MLP Index, the Partnership prepared a quantitative assessment as of December 31, 2014. Although the calculated fair value was less than the fair value calculated as of October 1, 2014, the calculated fair value was still in excess of the carrying value.

Therefore, the Partnership did not prepare Step 2 of the impairment analyses nor did it record an impairment of goodwill for the year ended December 31, 2014. No impairment of goodwill was recorded in the years ended December 31, 2013 and 2012.

(m)Capitalized Interest

For the year ended December 31, 2014, the Partnership capitalized $0.3 million of interest expense in accordance with ASC 835-20 for interest costs incurred during the period related to upfront payments required in acquiring certain compression units.  The Partnership capitalized no interest during the years ended December 31, 2013 or 2012.

(n)Operating Segment

The Partnership operates in a single business segment, the compression services business.

(3)  Acquisition

On August 30, 2013, the Partnership completed the acquisition of assets and certain liabilities related to S&R Compression, LLC’s (“S&R”) business of providing gas lift compression services to third parties engaged in the exploration, production, gathering, processing, transportation or distribution of oil and gas in exchange for 7,425,261 common units, which were valued at $181.9 million at the time of issuance (the “S&R Acquisition”). The S&R Acquisition was consummated pursuant to the contribution agreement with S&R and Argonaut Private Equity L.L.C. (“Argonaut”). The S&R Acquisition had an effective date (from a standpoint of settling working capital) of June 30, 2013. The consolidated financial statements reflect the operating results of the S&R Acquisition for the period subsequent to the August 30, 2013 acquisition. At the time of the closing of the acquisition, the common units issued in the S&R Acquisition were not registered pursuant to the Securities Act of 1933, as amended, or any applicable state

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

securities laws, and, at the time of issuance, were restricted securities under the federal securities laws. The resale of the common units issued in the S&R Acquisition was registered pursuant to the Shelf Registration Statement (as defined below). The effective purchase price of $178.5 million reflects customary effective-date adjustments such as a $3.4 million purchase price adjustment due to working capital changes from the effective date to the closing date.

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

Expenses associated with acquisition activities and transaction activities related to the S&R Acquisition for the year ended December 31, 2013 were $2.1 million and were included in selling, general and administrative expenses (“SG&A”). The acquisition was recorded at fair value, which was determined using the cost and market approaches for the fixed assets, the multi-period excess earnings method for the customer relationships asset and the with-and-without method for the non-compete agreement. In applying these accounting principles, the Partnership estimated the fair value of the S&R assets acquired to be $127.6 million. This measurement resulted in the recognition of goodwill totaling approximately $51.0 million. Goodwill was calculated as the excess of the consideration transferred to acquire S&R over the acquisition date estimated fair value of the assets acquired. Goodwill recorded in the S&R Acquisition primarily represents the value of the opportunity to expand into gas lift operations with a high quality fleet, the experience and technical expertise of former S&R employees who have joined the Partnership and the addition of strategic areas of operations in which the Partnership did not previously have a significant presence. The intangible asset customer relationships will be amortized over a life of 20 years and the intangible asset non-compete will be amortized over the 4-year term of the agreement.

Revenue, Net Income and Pro Forma Financial Information — Unaudited

For the period of August 30, 2013 to December 31, 2013, the S&R Acquisition accounted for $14.5 million of revenue, $4.4 million of direct operating expenses, and $0.6 million of SG&A and $3.7 million of depreciation and amortization, resulting in $5.8 million of net income. The net income attributable to these assets does not reflect certain expenses, such as certain SG&A and interest expense; therefore, this information is not intended to report results as if these operations were managed on a stand-alone basis.

The unaudited pro forma financial information was prepared assuming the S&R Acquisition occurred on January 1, 2012. The financial information was derived from the Partnership’s audited historical consolidated financial statements for the years ended December 31, 2013 and 2012, S&R’s audited historical consolidated financial statements for the year ended December 31, 2012, and S&R’s unaudited interim financial statements from January 1, 2013 through August 30, 2013.

The pro forma adjustments were based on currently available information and certain estimates and assumptions by management. If the S&R Acquisition had been in effect on the dates or for the periods indicated, the results may have been substantially different. For example, the Partnership may have operated the assets differently than S&R, realized

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

revenue may have been different and costs of operation of the compression assets may have been different. This pro forma financial information is provided for illustrative purposes only and may not provide an indication of results in the future.  The following table presents a summary of pro forma financial information (in thousands, except for unit amounts):

	Year Ended December 31,
	2013	2012
	(unaudited)
Total revenues	$176,254	$143,985
Net income	15,919	8,312
Net income allocated to:
General partner’s interest in net income	318	—
Limited partner’s interest in net income:
Common units	10,054	—
Subordinated units	5,546	—
Basic and diluted net income per common unit	$0.39	—
Basic and diluted net income per subordinated unit	$0.39	—

In preparing the pro forma financial information, certain information was derived from financial records and certain information was estimated. The sources of information and significant assumptions are described below:

(a)

Revenues and direct operating expenses for S&R were derived from the historical financial records of S&R. Incremental revenue adjustments related to the S&R Acquisition were $27.1 million and $25.2 million for the years ended December 31, 2013 and 2012, respectively. Incremental operating costs related to the S&R Acquisition were $12.2 million and $12.4 million for the years ended December 31, 2013 and 2012, respectively.

(b)

Depreciation and amortization was estimated using the straight-line method and reflects the incremental depreciation and amortization expense incurred due to adding the compression assets and intangible fair value assets acquired from S&R. Incremental depreciation and amortization was estimated at $9.7 million for the years ended December 30, 2013 and 2012.

(c)	Incremental transaction expenses related to the S&R Acquisition were $2.1 million and were assumed to be funded from cash on hand.

(d)	The S&R Acquisition was financed solely with common units issued in consideration for the assets and liabilities acquired as part of the S&R Acquisition.

(e)

The capital contribution made by the General Partner to maintain its then 2% general partner interest in the Partnership in connection with the issuance of common units in the S&R Acquisition was used to pay down the Partnership’s revolving credit facility resulting in a reduction of interest expense. Incremental interest expense reductions were estimated at $90,000 and $111,000 for the years ended December 31, 2013 and 2012, respectively.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

(4)  Property and Equipment

Property and equipment consisted of the following at December 31 (in thousands):

	2014	2013
Compression equipment	$1,311,943	$950,823
Furniture and fixtures	619	706
Automobiles and vehicles	17,303	12,476
Computer equipment	11,913	5,636
Leasehold improvements	858	116
Total	1,342,636	969,757
Less: accumulated depreciation and amortization	(179,999)	(116,791)
Total	$1,162,637	$852,966

As of December 31, 2014 and 2013, there was $32.4 million and $15.8 million, respectively, of property and equipment purchases in accounts payable and accrued liabilities.

For the year ended December 31, 2014, non-cash transfers of inventory to and from property and equipment totaled $5.9 million.  These transfers have been treated as non-cash inventory activities in the Consolidated Statements of Cash Flows.

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

The Capital Lease Transaction was accounted for as a sales type lease and resulted in a current installment receivable of $2.8 million included in other accounts receivable and a long-term installment receivable of $20.2 million as of December 31, 2014. Additionally, the Partnership recorded a $2.6 million gain on sale of assets related to the Capital Lease Transaction for the year ended December 31, 2014.

(6)  Accrued Liabilities

Other current liabilities included accrued payroll and benefits and accrued property taxes.  The Partnership recognized $5.5 million and $2.2 million of accrued payroll and benefits as of December 31, 2014 and 2013, respectively.  The Partnership recognized $4.8 million and $3.2 million of accrued property taxes as of December 31, 2014 and 2013, respectively.

(7)  Long-Term Debt

The long-term debt of the Partnership consisted of the following as of December 31 (in thousands):

	2014	2013
Senior debt	$594,864	$420,933

(a)Senior Debt

On June 1, 2012, the Partnership entered into a Fourth Amended and Restated Credit Agreement in order to provide a covenant structure that is more appropriate for a public company than was the prior credit agreement, including a reduction of the applicable margin for BBA London Interbank Offering Rate (“LIBOR”) loans to a range of 175 to 250 basis points above LIBOR, depending on the Partnership’s leverage ratio. This amended and restated credit agreement

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

became effective on January 18, 2013, the closing date of the Partnership’s initial public offering, continued to be secured by a first priority lien against the Partnership’s assets and had a scheduled maturity of October 5, 2015. On December 10, 2012, the Partnership amended the Fourth Amended and Restated Credit Agreement to extend the periods during which the maximum funded debt to EBITDA ratio thresholds would apply. During 2012, the Partnership paid various loan fees and incurred costs in respect of the third amendment to the credit agreement and the Fourth Amended and Restated Credit Agreement in the amount of $1.6 million.

On December 13, 2013, the Partnership entered into a Fifth Amended and Restated Credit Agreement (the “revolving credit facility”) whereby the aggregate commitment under the facility increased from $600 million to $850 million (subject to availability under the Partnership’s borrowing base and a further potential increase of $100 million) and reduced the applicable margin for LIBOR loans to a range of 150 to 225 basis points above LIBOR, depending on the Partnership’s leverage ratio. The Partnership’s revolving credit facility is secured by a first priority lien against its assets and had a scheduled maturity of December 13, 2018, at which point all amounts outstanding would become due.

On June 30, 2014, the Partnership entered into a letter agreement regarding a limited consent, amendment and subordination relating to the revolving credit facility to (a) permit the Capital Lease Transaction, (b) permit the customer’s lien with respect to the Subject Compressor Packages, (c) to subordinate the lien of JPMorgan Chase Bank, N.A., as administrative agent under our revolving credit facility, for the benefit of itself and the lenders under the revolving credit facility, to the lien and purchase option of the customer with respect to the Subject Compressor Packages, (d) authorize the release of the lien of the administrative agent, for the benefit of itself and the lenders, upon the exercise by the customer of its purchase option with respect to a specific Subject Compressor Package and (e) amend certain other provisions of the revolving credit facility.

On January 6, 2015, the Partnership entered into a Second Amendment to our revolving credit facility, whereby, the aggregate commitment under the revolving credit facility increased from $850.0 million to $1.1 billion (subject to availability under our borrowing base), with a further potential increase of $200 million and the maturity date of the revolving credit facility was extended to January 6, 2020.  In addition, this Second Amendment provided additional flexibility under the financial covenants of the revolving credit facility.

The revolving credit facility permits the Partnership to make distributions of available cash to unitholders so long as (a) no default under the facility has occurred, is continuing or would result from the distribution, (b) immediately prior to and after giving effect to such distribution, the Partnership is in compliance with the facility’s financial covenants and (c) immediately after giving effect to such distribution, the Partnership has availability under the revolving credit facility of at least $20 million. In addition, the revolving credit facility contains various covenants that may limit, among other things, the Partnership’s ability to (subject to exceptions):

•	grant liens;

•	make certain loans or investments;

•	incur additional indebtedness or guarantee other indebtedness;

•	enter into transactions with affiliates;

•	merge or consolidate;

•	sell the Partnership’s assets; or

•	make certain acquisitions.

The revolving credit facility also contains various financial covenants, including covenants requiring the Partnership to maintain:

•	a minimum EBITDA to interest coverage ratio of 2.5 to 1.0; and

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

•

a maximum funded debt to EBITDA ratio, determined as of the last day of each fiscal quarter, for the annualized trailing three months of (a) 5.50 to 1.0 through December 31, 2014, (b) 5.95 to 1.0 through the end of the fiscal quarter ending June 30, 2015, (c) 5.50 to 1.0 through the end of the fiscal quarter ending June 30, 2016 and (d) 5.00 to 1.0 thereafter, in each case subject to a provision for increases to such thresholds by 0.5 in connection with certain future acquisitions for the six consecutive month period following the period in which any such acquisition occurs.

If a default exists under the revolving credit facility, the lenders will be able to accelerate the maturity on the amount then outstanding and exercise other rights and remedies.

The Partnership paid various loan fees and incurred costs in respect of the revolving credit facility in the amount of $0.2 million in 2014, which were capitalized to loan costs and will be amortized through January 2020. The Partnership wrote off $0.3 million in 2013 related to certain third parties that exited the credit facility.

As of December 31, 2014 and 2013, the Partnership was in compliance with all of its covenants under the revolving credit facility.

As of December 31, 2014, the Partnership had outstanding borrowings of $594.9 million, borrowing availability based on the Partnership’s borrowing base of $255.1 million and, subject to financial covenants, borrowing availability under the revolving credit facility of $133.3 million. The borrowing base consists of eligible accounts receivable, inventory and compression units. The largest component, representing 94% of the borrowing base at each of December 31, 2014 and 2013, was eligible compression units.  Eligible compression units consist of compressor packages that are leased, rented or under service contracts to customers and carried in the financial statements as fixed assets. The Partnership’s effective interest rate in effect for all borrowings under its revolving credit facility as of December 31, 2014 and 2013 was 2.16% and 2.17%, respectively, with an average interest rate of 2.22%, 2.43%, and 2.99% during 2014, 2013 and 2012, respectively, excluding the effects from the interest rate swap instruments discussed below for 2012. There were no letters of credit issued as of December 31, 2014 and 2013.

In the event that any of the Operating Subsidiaries guarantees any series of the debt securities as described in the Partnership’s registration statement filed on Form S-3 (Reg. No. 333-193724), such guarantees will be full and unconditional and made on a joint and several basis for the benefit of each holder and the Trustee. However, such guarantees are subject to release, subject to certain limitations, as follows (i) upon the sale, exchange or transfer, whether by way of a merger or otherwise, to any Person that is not an Affiliate of the Partnership, of all the Partnership’s direct or indirect limited partnership or other equity interest in such Subsidiary Guarantor; or (ii) upon the Partnership’s or USA Compression Finance Corp.’s (together, the “Issuers”) delivery of a written notice to the Trustee of the release or discharge of all guarantees by such Subsidiary Guarantor of any Debt of the Issuers other than obligations arising under this Indenture and any Debt Securities issued hereunder, except a discharge or release by or as a result of payment under such guarantees. Capitalized terms in this paragraph are defined in the Form of Indenture filed as exhibit 4.1 to such registration statement.

The revolving credit facility matures in January 2020 and the Partnership expects to maintain this facility for the term. The facility is a “revolving credit facility” that includes a “springing” lock box arrangement, whereby remittances from customers are forwarded to a bank account controlled by the Partnership, and the Partnership is not required to use such remittances to reduce borrowings under the facility, unless there is a default or excess availability under the facility is reduced below $20 million. As the remittances do not automatically reduce the debt outstanding absent the occurrence of a default or a reduction in excess availability below $20 million, the debt has been classified as long-term as of December 31, 2014 and 2013.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Maturities of long-term debt (in thousands):

Year ending December 31,
2015	—
2016	—
2017	—
2018	—
2019	—
2020	594,864
Total Debt	$594,864

(b)Hedging and Use of Derivative Instruments

During 2012, the Partnership had only limited involvement with derivative financial instruments and used them principally to manage well-defined interest rate risk. Interest rate swap agreements are used to reduce the potential impact of fluctuations in interest rates on variable rate long-term debt. The swaps were not used for trading or speculative purposes.

The swap agreements entitled the Partnership to pay or receive from the counter-party, monthly, the amount by which the counter-party’s variable rate (reset monthly) was less than or exceeded the Partnership’s fixed rate under the agreements with respect to the notional amount. Under the swaps, the Partnership received fixed rates of 3%,  1.9% and 2.055% on the notional amounts of $75 million, $35 million and $30 million, respectively, in exchange for a floating rate tied to the LIBOR. The swaps minimized interest rate exposure on the revolving credit facility, and in effect, converted variable interest payments on the aggregate notional amount to fixed interest payments. Amounts paid or received from the interest rate swap were charged or credited to interest expense and matched with the cash flow and interest expense of the senior debt being hedged, resulting in an adjustment to the effective interest rate. The swap payments for the year ended December 31, 2012 was $2.3 million. During 2012, interest expense was reduced by $2.2 million, due to changes in the fair value of the interest rate swaps.  There were no interest rate swap agreements in 2013 or 2014.

(8)  Partner’s Capital

As of February 17, 2015, USA Compression Holdings held 5,541,573 common units and 14,048,588 subordinated units and the General Partner held a 1.7% general partner interest (the “General Partner’s Interest”) and the incentive distribution rights (“IDRs”). See the condensed consolidated statement of changes in Partners’ Capital.

Subordinated Units

All of the subordinated units are held by USA Compression Holdings. The partnership agreement provides that, during the subordination period, the common units have the right to receive distributions of Available Cash from Operating Surplus (each as defined in the Partnership’s agreement) each quarter in an amount equal to $0.425 per common unit (the “Minimum Quarterly Distribution”), plus any arrearages in the payment of the Minimum Quarterly Distribution from Operating Surplus on the common units from prior quarters, before any distributions of Available Cash from Operating Surplus may be made on the subordinated units. These units are deemed “subordinated” because for a period of time, referred to as the subordination period, the subordinated units will not be entitled to receive any distributions from Operating Surplus until the common units have received the Minimum Quarterly Distribution plus any arrearages from prior quarters. The practical effect of the subordinated units is to increase the likelihood that during the subordination period there will be Available Cash from Operating Surplus to be distributed on the common units. The subordination period will end on the first business day after the Partnership has earned and paid at least (i) $1.70 (the Minimum Quarterly Distribution on an annualized basis) on each outstanding unit and the corresponding distribution on the General Partner’s Interest, for each of three consecutive, non-overlapping four-quarter periods ending on or after December 31, 2015 or (ii) $2.55  (150.0% of the annualized Minimum Quarterly Distribution) on each outstanding unit and the corresponding distributions on the General Partner’s Interest and the related distribution on the incentive distribution rights for the four-quarter period immediately preceding that date. When the subordination period ends, all subordinated units will convert into common units on a one-for-one basis, and all common units thereafter will no longer be entitled to arrearages.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Incentive Distribution Rights

The General Partner holds all of the IDRs. The following table illustrates the percentage allocations of available cash from operating surplus between the unitholders and the General Partner based on the specified target distribution levels. The amounts set forth under “Marginal Percentage Interest in Distributions” are the percentage interests of the General Partner and the unitholders in any available cash from operating surplus the Partnership distributes up to and including the corresponding amount in the column “Total Quarterly Distribution per Unit.” The percentage interests shown for the Partnership’s unitholders and the General Partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below for the General Partner include its General Partner’s Interest, assume the General Partner has contributed any additional capital necessary to maintain its General Partner’s Interest, the General Partner has not transferred the IDRs and there are no arrearages on common units.

		Marginal Percentage Interest in
	Total Quarterly	Distributions
	Distributions per Unit	Unitholders	General Partner
Minimum Quarterly Distribution	$0.425	98.31%	1.69%
First Target Distribution	up to $0.4888	98.31%	1.69%
Second Target Distribution	above $0.4888 up to $0.5313	85.31%	14.69%
Third Target Distribution	above $0.5313 up to $0.6375	75.31%	24.69%
Thereafter	above $0.6375	50.31%	49.69%

Cash Distributions

The Partnership has declared quarterly distributions per unit to unitholders of record, including holders of common, subordinated and phantom units and the General Partner’s Interest held by the General Partner as follows (in millions, except distribution per unit):

	Distribution per		Amount Paid to	Amount Paid to	Amount Paid to
	Limited Partner		Common	Subordinated	General	Total
Payment Date	Unit		Unitholders	Unitholder	Partner	Distribution
May 15, 2013	$0.348	(1)	$5.2	$4.9	$0.2	$10.3
August 14, 2013	0.44		6.7	6.2	0.3	13.2
November 14, 2013	0.46		10.6	6.5	0.3	17.4
February 14, 2014	0.48		11.3	6.7	0.4	18.4
May 15, 2014	0.49		11.8	6.9	0.4	19.1
August 14, 2014	0.50		15.1	7.0	0.5	22.6
November 14, 2014	0.505		15.5	7.1	0.5	23.1

(1)	Prorated to reflect 72 days of quarterly cash distribution rate of $0.435 per unit.

The Partnership’s partnership agreement requires that, within 45 days after the end of each quarter, the Partnership distribute all of its Available Cash (as defined in the partnership agreement) to the partners of record on the applicable record date. Certain limited partners, including USA Compression Holdings, and Argonaut and certain related parties, have elected to receive distributions in the form of additional common units in accordance with the Partnership’s Distribution Reinvestment Plan (the “DRIP”). Such distributions, which are treated as non-cash transactions in the accompanying Statements of Cash Flows, totaled $51.7 million, $26.3 million, and $0  for the years ended December 31, 2014, 2013 and 2012, respectively.

On January 22, 2015, the Partnership announced a cash distribution of $0.51 per unit on its common units and subordinated units. The distribution was paid on February 13, 2015 to unitholders of record as of the close of business on February 3, 2015. USA Compression Holdings, the owner of 42.0% of the Partnership’s outstanding limited partner interests, and Argonaut and certain of its related parties, the owners of 16.3% of the Partnership’s outstanding limited

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

partner interests, have elected to reinvest all of this distribution with respect to their units pursuant to the Partnership’s DRIP. Following the issuance of common units under the DRIP, USAC Compression Holdings owned 42.5% of the Partnership’s outstanding limited partner interests, and Argonaut and its related parties participating in the DRIP, owned 16.5% of the Partnership’s outstanding limited partner interests.

As of December 31, 2014, a total of 3,152,985 common units had been issued pursuant to the DRIP.  As of February 17, 2014 an additional 729,159 common units had been issued pursuant to the DRIP.

Equity Offering

On April 23, 2014, the Partnership’s registration statement on Form S-3 (Reg. No. 333-193724) (as amended, the “Shelf Registration Statement”) was declared effective by the Securities and Exchange Commission. Under the Shelf Registration Statement, the Partnership registered the offer and sale of (1) up to $1.0 billion aggregate principal amount of Partnership securities, including common units and other classes of units representing limited partner interests in the Partnership, debt securities and guarantees of debt securities and (2) up to 27,074,118 common units held by certain selling unitholders and up to 6,266,024 common units that may be issued to such selling unitholders under the Partnership’s DRIP.

On May 19, 2014, the Partnership closed a public offering of 6,600,000 common units, of which 5,600,000 common units were sold by the Partnership and 1,000,000 common units were sold by certain selling unitholders, including USA Compression Holdings and Argonaut (the “Selling Unitholders”), at a price to the public of $25.59. USA Compression Holdings and Argonaut granted the underwriters an option to purchase up to an additional 990,000 common units to cover over-allotments, which was exercised by the underwriters in full and closed on May 27, 2014. The Partnership used the net proceeds of $138.0 million (net of underwriting discounts and commissions and offering expenses) to reduce the indebtedness outstanding under the revolving credit facility.

Earnings Per Common and Subordinated Unit

The computations of earnings per common and subordinated unit are based on the weighted average number of common and subordinated units, respectively, outstanding during the applicable period. The Partnership’s subordinated units and the General Partner’s Interest (including its IDRs) meet the definition of participating securities as defined by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260 Earnings Per Share; therefore, the Partnership is required to use the two-class method in the computation of earnings per unit. Basic earnings per common and subordinated unit are determined by dividing net income allocated to the common and subordinated units, respectively, after deducting the amount allocated to the General Partner (including distributions to the General Partner on its IDRs), by the weighted average number of outstanding common and subordinated units, respectively, during the period. Net income is allocated to the common units, subordinated units and the General Partner based on their respective shares of the distributed and undistributed earnings for the period. To the extent cash distributions exceed net income for the period, the excess distributions are allocated to all participating units outstanding based on their respective ownership percentages. Diluted earnings per unit are computed using the treasury stock method, which considers the potential issuance of limited partner units associated with the LTIP. Unvested phantom units are not included in basic earnings per unit, as they are not considered to be participating securities, but are included in the calculation of diluted earnings per unit.

(9)  Unit-Based Compensation

Class B Units

During 2011 and 2013, USA Compression Holdings issued to certain employees and members of its management, who provide services to the Partnership, Class B non-voting units. These Class B units are liability-classified profits interest awards which have a service condition.

The holders of Class B units in USA Compression Holdings are entitled to a cash payment of 10% of net proceeds primarily from a monetization event, as defined under the provisions of the Amended and Restated Limited Liability Company Agreement of USA Compression Holdings, or the Holdings Operating Agreement, related to these Class B

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

unit awards, in excess of USA Compression Holdings’ Class A unitholder’s capital contributions and an 8% return on each Class A unitholder’s capital account, compounded annually, (both of which are due upon a monetization event) to the extent of vested units over total units of the respective class. Each holder of Class B units is then allocated their pro-rata share of the respective class of unit’s entitlement based on the number of units held over the total number of units in that class of units. The Class B units vest 25% on the first anniversary date of the grant date and then monthly for the next three years (at the rate of 1/48 per month) subject to certain continued employment. The units have no expiry date provided the employee remains employed with USA Compression Holdings or one of its subsidiaries.

The Class B units vesting schedule consisted of the following at December 31 (in thousands, except unit amounts):

	Class B Interest Units
				Unit-based
	Grant date fair			compensation
	value per unit	Vested	Unvested	expense
Balance of awards as of December 31, 2011		250,000	937,500
Issuance of profit interest units	$—	—	—
Vesting		320,313	(320,313)
Forfeitures		—	—
Balance of awards as of December 31, 2012		570,313	617,187
Expense recorded in 2012				$—
Issuance of profit interest units	$—	—	187,500
Vesting		531,250	(531,250)
Forfeitures		(62,500)	(62,500)
Balance of awards as of December 31, 2013		1,039,063	210,937
Expense recorded in 2013				$—
Issuance of profit interest units	$—	—	—
Vesting		80,078	(80,078)
Forfeitures		—	—
Balance of awards as of December 31, 2014		1,119,141	130,859
Expense recorded in 2014				$—

Fair value of the Class B units is based on enterprise value calculated by a predetermined formula. As of December 31, 2014, there was no unit-based compensation expense or liability recorded related to these Class B units.

The Partnership’s IPO constituted a qualified public offering for purposes of certain vesting provisions of the employee holder’s Class B Units, which resulted in 50% of certain employee’s unvested Class B Units vesting.  Any remaining unvested Class B Units generally (i) vest 25% percent on the first anniversary date of the grant date and (ii) with respect to the remaining Class B Units, will vest monthly for the next three years (at the rate of 1/48 per month) subject to the employee’s continued employment on each applicable vesting date. If any employee holder’s employment is terminated by the General Partner without cause or the employee resigns for good reason, the remaining unvested Class B Units will vest in full. As used in the Holdings Operating Agreement, “good reason” and “cause” have the meanings set forth in each employee’s employment agreement.

Long-Term Incentive Plan

In connection with the Partnership’s IPO, the board of directors of the General Partner (the “Board”) adopted the LTIP for employees, consultants and directors of the General Partner and any of its affiliates who perform services for the Partnership. The LTIP consists of unit options, unit appreciation rights, restricted units, phantom units, DERs, unit awards, profits interest units and other unit-based awards. The LTIP initially limits the number of common units that may be delivered pursuant to awards under the plan to 1,410,000 common units. Awards that are forfeited, cancelled, paid or otherwise terminate or expire without the actual delivery of units will be available for delivery pursuant to other awards. The LTIP is administered by the Board or a committee thereof.

In February 2014, the Board approved a modification to all of the phantom unit awards that were granted pursuant to the LTIP during the 2013 fiscal year. The modification provided all employees with phantom unit awards granted

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

during 2013 with an option of settling a portion of their award in cash and a portion in units.  The amount that can be settled in cash is in excess of the employee’s minimum statutory tax-withholding rate.  ASC Topic 718, Compensation-Stock Compensation, requires the entire amount of an award with such features to be accounted for as a liability.  Liability accounting requires the Partnership to re-measure the fair value of the award at each financial statement date until the award is vested or cancelled.  The fair value is re-measured at the end of each reporting period using the market price of the common units.  During the requisite service period, compensation cost is recognized using the proportionate amount of the award’s fair value that has been earned through service to date. The total incremental compensation cost recorded in February 2014 as a result of the modification was $1.2 million.

During the year ended December 31, 2014, an aggregate of 187,856 phantom units (including the corresponding DERs) were granted under the LTIP to the General Partner’s executive officers and employees and independent directors. The phantom units granted in 2014 provide the employees with an option of settling a portion of their award in cash and a portion in units. The phantom units (including the corresponding DERs) awarded are subject to restrictions on transferability, customary forfeiture provisions and time vesting provisions generally in which, for employees, one-third of each award vests on the first, second, and third anniversaries of the date of grant. Grants of phantom units to the independent directors of the General Partner generally vest in full on the one year anniversary of the grant date. Award recipients do not have all the rights of a unitholder in the partnership with respect to the phantom units until the units have vested. Phantom units granted during the years ended December 31, 2013 and 2014 are accounted for as a liability and are re-measured at the end of each reporting period using the market price of the common units. During the requisite service period, compensation cost is recognized using the proportionate amount of the award’s fair value that has been earned through service to date.

The General Partner’s executive officers, employees and independent directors were granted these awards to incentivize them to help drive the Partnership’s future success and to share in the economic benefits of that success. The compensation costs associated with these awards are recorded as SG&A. During the year ended December 31, 2014, the Partnership recognized $3.0 million of compensation expense associated with these awards, net of expense related to forfeited units. During the year ended December 31, 2014, amounts paid by the Partnership for income tax withholdings related to the vesting of awards under the LTIP were $0.2 million and the value of phantom units that vested and were redeemed by the Partnership for cash was $0.1 million.  The total fair value and intrinsic value of the phantom units vested under the LTIP was $2.4 million during the year ended December 31, 2014.

The following table summarizes information regarding phantom unit awards for the periods presented:

		Weighted-Average
		Grant Date Fair
	Number of Units	Value per Unit(1)
Phantom units outstanding at December 31, 2012	—	$—
Granted	269,521	19.96
Vested	3,816	19.65
Forfeited	35,714	19.60
Phantom units outstanding at December 31, 2013	229,991	$20.02
Granted	187,856	26.29
Vested	88,707	17.20
Forfeited	60,038	18.81
Phantom units outstanding at December 31, 2014	269,102	$23.65

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

The unrecognized compensation cost associated with phantom unit awards was an aggregate $3.5 million as of December 31, 2014. The Partnership expects to recognize the unrecognized compensation cost for these awards on a weighted-average basis over a period of 1.8 years.

Each phantom unit granted to an independent director is granted in tandem with a corresponding DER, which shall remain outstanding and unpaid from the grant date until the earlier of the payment or forfeiture of the related phantom

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

units. Each vested DER shall entitle the participant to receive payments in the amount equal to any distributions made by the Partnership following the grant date in respect of the common unit underlying the phantom unit to which such DER relates. Accumulated but unpaid DERs are never paid if the underlying phantom unit award is forfeited.

Each phantom unit granted to an executive officer or an employee is granted in tandem with a corresponding DER, which is paid quarterly on the distribution date from the grant date until the earlier of the vesting or the forfeiture of the related phantom units.

(10)  Employee Benefit Plans

A 401(k) plan is available to all of the Partnership’s current employees. The plan permits employees to make contributions up to 20% of their salary, up to statutory limits, which was $17,500 in 2014. The plan provides for discretionary matching contributions by the Partnership on an annual basis. Aggregate matching contributions made by the Partnership were $0.7 million,  $0.6 million, and $0.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(11)  Transactions with Related Parties

For the year ended December 31, 2013, the Partnership incurred $49,315 of expenses related to management fees under an agreement between USA Compression Holdings and certain of its affiliates, for services provided to the Partnership for the period from January 1, 2013 through January 17, 2013. After the completion of the Partnership’s IPO on January 18, 2013, the Partnership and its subsidiaries were no longer required to pay this management fee.

William Shea, Jr., who has served as a director of USA Compression GP, LLC since June 2011, served as Chief Executive Officer of the general partner of PVR Partners, L.P. (“PVR”) from March 2010 to October 2013. On March 21, 2014, PVR merged with and into Regency Energy Partners LP, a Delaware limited partnership (“Regency”), with Regency as the surviving limited partnership (the “Merger”). As a result of the Merger, the separate limited partnership existence of PVR ceased, and Regency continued its existence as the surviving limited partnership.  For the years ended December 31, 2014, 2013 and 2012, subsidiaries of PVR made compression service payments to us of approximately $0.6 million, $3.0 million and $2.2 million, respectively.

John Chandler, who has served as a director of USA Compression GP, LLC since October 2013, served as member of the board of directors for CONE Midstream GP, LLC (“CONE”) since October 2014. During the period of Mr. Chandler’s appointment for the year ended December 31, 2014, CONE made compression service payments to us of approximately $1.7 million.

The Partnership provides compression services to affiliated entities controlled by Riverstone, who owns a majority of the membership interest in USA Compression Holdings. As of February 17, 2015, USA Compression Holdings owned and controlled the Partnership’s General Partner and owned 42.5% of the limited partner interests. For the years ended December 31, 2014, 2013 and 2012, such controlled entities made compression service payments to the Partnership of approximately $0.4 million, $0.5 million and $0.8 million, respectively. The Partnership may provide compression services to additional entities controlled by Riverstone in the future, and any significant transactions will be disclosed.

(12)  Recent Accounting Pronouncement

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
December 31, 2014, 2013 and 2012

•	simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer.

The amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Partnership is currently evaluating the impact, if any, of this standard on the consolidated financial statements.

(13)  Commitments and Contingencies

(a)  Operating Leases

Rent expense for office space, warehouse facilities and certain corporate equipment for the years ended December 31, 2014, 2013 and 2012 was $2.3 million, $1.6 million and $1.1 million, respectively. Commitments for future minimum lease payments for non-cancelable leases are as follows (in thousands):

2015	$1,563
2016	1,322
2017	1,246
2018	1,073
2019	969
Thereafter	—
Total	$6,173

(b)  Major Customers

The Partnership had revenue from one customer representing 11.6%,  14.3% and 14.5% of total revenue for the years ended December 31, 2014, 2013 and 2012, respectively.

(c)  Litigation

From time to time, the Partnership and its subsidiaries may be involved in various claims and litigation arising in the ordinary course of business. In management’s opinion, the resolution of such matters is not expected to have a material adverse effect on the Partnership’s consolidated financial position, results of operations or cash flows.

(d)  Equipment Purchase Commitments

The Partnership’s future capital commitments are comprised of binding commitments under purchase orders for new compression units ordered but not received. The commitments as of December 31, 2014 were $233.1 million, all of which are expected to be settled within the next twelve months.

(14)   Subsequent Events

(a) Phantom Units

On February 13, 2015, an aggregate of 15,729 phantom units (including the corresponding DERs) were granted under the LTIP to the independent directors of the Partnership’s General Partner.  The phantom units (including the corresponding DERs) awarded are subject to restrictions on transferability, customary forfeiture provisions and will vest in full on February 15, 2016.

Supplemental Selected Quarterly Financial Data

(Unaudited)

In the opinion of the Partnership’s management, the summarized quarterly financial data below (in thousands, except per unit amounts) contains all appropriate adjustments, all of which are normally recurring adjustments, considered necessary to present fairly the Partnership’s financial position and the results of operations for the respective periods.

	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014
Revenue	$50,202	$53,266	$57,045	$60,995
Gross profit (1)	32,485	35,269	37,615	42,105
Net income	3,915	7,518	5,013	8,501
Income per common unit - basic and diluted	$0.10	$0.20	$0.11	$0.18
Income per subordinated unit - basic and diluted	0.10	0.14	0.11	0.18

	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013 (2)	2013
Revenue	$32,604	$33,310	$38,362	$48,642
Gross profit	22,184	23,179	26,440	33,018
Net income	2,521	2,401	1,712	4,437
Income per common unit - basic and diluted	$0.07	$0.08	$0.05	$0.12
Income per subordinated unit - basic and diluted	0.07	0.08	0.05	0.12

(1)	Gross profit is defined as revenue less cost of operations, exclusive of depreciation and amortization expense.
(2)	During the third quarter of 2013, the Partnership completed the S&R Acquisition (see Note 3).

S-1