Form 10-Q
period 2015-03-31
USA Compression Partners, LP
filed 2015-05-07
CIK 1522727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 6, 2015, there were 32,124,107 common units and 14,048,588 subordinated units outstanding.

i

PART I.  FINANCIAL INFORMATION

ITEM 1.Financial Statements

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except for unit amounts)

(unaudited)

	March 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$6	$6
Accounts receivable:
Trade	24,653	25,159
Other	2,819	2,926
Inventory	15,584	8,923
Prepaid expenses	2,213	1,020
Total current assets	45,275	38,034
Property and equipment, net	1,250,193	1,162,637
Installment receivable	19,520	20,241
Identifiable intangible assets, net	81,461	82,357
Goodwill	208,055	208,055
Other assets	8,093	5,158
Total assets	$1,612,597	$1,516,482
Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$22,536	$44,535
Accrued liabilities	19,234	21,708
Deferred revenue	16,671	15,855
Total current liabilities	58,441	82,098
Long-term debt	711,692	594,864
Partners’ capital:
Limited partner interest:
Common units, 32,120,651 and 31,307,116 units issued and outstanding, respectively	607,348	600,401
Subordinated units, 14,048,588 issued and outstanding each period	221,392	225,221
General partner interest	13,724	13,898
Total partners’ capital	842,464	839,520
Total liabilities and partners’ capital	$1,612,597	$1,516,482

See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except unit amounts)

(unaudited)

	Three months ended March 31,
	2015	2014
Revenues:
Contract operations	$64,035	$49,344
Parts and service	965	858
Total revenues	65,000	50,202
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	19,211	17,717
Selling, general and administrative	9,729	8,469
Depreciation and amortization	20,731	16,220
Loss (gain) on sale of assets	(195)	229
Total costs and expenses	49,476	42,635
Operating income	15,524	7,567
Other income (expense):
Interest expense, net	(3,994)	(3,549)
Other	5	—
Total other expense	(3,989)	(3,549)
Net income before income tax expense	11,535	4,018
Income tax expense	79	103
Net income	$11,456	$3,915
Net income allocated to:
General partner’s interest in net income	$372	$85
Limited partners’ interest in net income:
Common units	$7,748	$2,409
Subordinated units	$3,336	$1,421
Weighted average common units outstanding:
Basic	31,695,384	23,805,520
Diluted	31,832,299	23,907,259
Weighted average subordinated units outstanding:
Basic and diluted	14,048,588	14,048,588
Net income per common unit:
Basic	$0.24	$0.10
Diluted	$0.24	$0.10
Net income per subordinated unit:
Basic and diluted	$0.24	$0.10
Distributions declared per limited partner unit for respective periods	$0.515	$0.49

See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Partners’ Capital

Three Months Ended March 31, 2015

(in thousands)

(unaudited)

	Partners’ Capital					Total
	Common Units		Subordinated Units		General Partner	Partners’
	Units	Amount	Units	Amount	Amount	Capital
Partners’ capital, December 31, 2014	31,307	$600,401	14,049	$225,221	$13,898	$839,520
Vesting of phantom units	84	1,510	—	—	—	1,510
Cash distributions and DERs	—	(15,971)	—	(7,165)	(546)	(23,682)
Proceeds from issuance of common units	729	13,600	—	—	—	13,600
Unit-based compensation	—	60	—	—	—	60
Net income	—	7,748	—	3,336	372	11,456
Partners’ capital, March 31, 2015	32,120	$607,348	14,049	$221,392	$13,724	$842,464

See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$11,456	$3,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,731	16,220
Amortization of debt issue costs	455	582
Unit-based compensation expense	1,026	1,096
Net (gain) loss on sale of assets	(195)	229
Changes in assets and liabilities:
Accounts receivable	1,333	(2,337)
Inventory	(7,619)	(2,582)
Prepaids	(1,192)	(64)
Other noncurrent assets	3	(319)
Accounts payable	(8,101)	(8,079)
Accrued liabilities and deferred revenue	(3,384)	1,408
Net cash provided by operating activities	14,513	10,069
Cash flows from investing activities:
Capital expenditures	(117,774)	(86,759)
Proceeds from sale of property and equipment	62	21
Proceeds from insurance recovery	159	—
Net cash used in investing activities	(117,553)	(86,738)
Cash flows from financing activities:
Proceeds from long-term debt	185,310	131,390
Payments on long-term debt	(68,482)	(48,764)
Cash paid for taxes related to net settlement of unit-based awards	(169)	—
Cash distributions	(10,227)	(6,163)
General partner contribution	—	262
Financing costs and registration fees	(3,392)	(56)
Net cash provided by financing activities	103,040	76,669
Increase in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	6	7
Cash and cash equivalents, end of period	$6	$7
Supplemental cash flow information:
Cash paid for interest	$3,716	$2,859
Supplemental non-cash transactions:
Non-cash distributions to certain limited partners (DRIP)	$13,600	$12,637
Change in capital expenditures included in accounts payable and accrued liabilities	$11,314	$(4,704)

See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Organization and Summary of Significant Accounting Policies

(a)  Organization

USA Compression Partners, LP (the “Partnership”) is a publicly traded Delaware limited partnership formed to own and operate the business conducted by its subsidiaries. The common units representing limited partner interests in the Partnership (“common units”) are listed on the New York Stock Exchange (“NYSE”) under the symbol “USAC.” USA Compression GP, LLC, the general partner of the Partnership (the “General Partner”), is owned by USA Compression Holdings, LLC (“USA Compression Holdings”). Unless the context requires otherwise, references to “we,” “us,” “our,” or “the Partnership” are intended to mean the business and operations of the Partnership and its consolidated subsidiaries and references to the “General Partner” refer to the General Partner. References to “Riverstone” refer to Riverstone/Carlyle Global Energy and Power Fund IV, L.P., and affiliated entities, including Riverstone Holdings LLC.  References to “Argonaut” and related parties refer to Argonaut Private Equity, L.L.C. and certain related parties.

The Partnership, through its wholly-owned subsidiaries (the “Operating Subsidiaries”), primarily provides natural gas compression services under term contracts with customers in the crude oil and natural gas industry, using natural gas compression packages that it designs, engineers, owns, operates and maintains. The condensed consolidated financial statements include the accounts of the Partnership and the Operating Subsidiaries and all intercompany balances and transactions have been eliminated in consolidation.

Our ownership is as follows:

	March 31, 2015
	USA
	Compression	Argonaut and
	Holdings	Related Parties	Public	Total
General partner interest	1.7%	—	—	1.7%
Limited partner interest:
Common unitholders	11.8%	16.5%	40.1%	68.4%
Subordinated unitholders	29.9%	—	—	29.9%
Total	43.4%	16.5%	40.1%	100.0%

Partnership net income (loss) is allocated to the partners, both general and limited, in proportion to their respective interest in the Partnership.

(b)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared on the same basis as the audited consolidated financial statements included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2014  (the “2014 Annual Report”). In the opinion of the Partnership’s management, such financial information reflects all adjustments necessary for a fair presentation of the financial position as of March 31, 2015 and December 31, 2014, and the results of operations and statements of cash flows for the three months ended March 31, 2015 and 2014 and changes in partners’ capital for the three months ended March 31, 2015 in accordance with U.S. generally accepted accounting principles (“GAAP”). Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. All intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Therefore, these consolidated financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements for the year ended December 31, 2014 contained in our 2014 Annual Report filed on February 19, 2015.

(c)  Use of Estimates

The unaudited condensed consolidated financial statements of the Partnership have been prepared in conformity with GAAP, which includes the use of estimates and assumptions by management that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities that exist at the date of the unaudited condensed consolidated financial statements. Although these estimates are based on management’s available knowledge of current and expected future events, actual results could differ from these estimates.

(d)  Identifiable Intangible Assets

As of March 31, 2015, identifiable intangible assets, net consisted of the following (in thousands):

	Customer		Non-compete
	Relationships	Trade Names	Agreement	Total
Outstanding at December 31, 2014	$68,653	$13,104	$600	$82,357
Amortization	(684)	(156)	(56)	(896)
Outstanding and exercisable at March 31, 2015	$67,969	$12,948	$544	$81,461

Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives, which is the period over which the assets are expected to contribute directly or indirectly to the Partnership’s future cash flows. The estimated useful lives range from 4 to 30 years.  Accumulated amortization of intangible assets was $13.7 million and $12.8 million as of March 31, 2015 and December 31, 2014, respectively.

The Partnership assesses identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Partnership did not record any impairment of identifiable intangible assets for the three months ended March 31, 2015 or 2014.

(e)  Property and Equipment

Property and equipment are carried at cost. Overhauls and major improvements that increase the value or extend the life of compressor equipment are capitalized and depreciated over 3 to 5 years. Ordinary maintenance and repairs are charged to cost of operations, exclusive of depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Compression equipment	25 years
Furniture and fixtures	7 years
Vehicles and computer equipment	3 – 7 years
Leasehold improvements	5 years

See more information on property and equipment in Note 3 to our unaudited condensed consolidated financial statements.

(f)   Impairments of Long-Lived Assets

Long-lived assets with recorded values that are not expected to be recovered through future cash flows are written-down to estimated fair value. An asset shall be tested for impairment when events or circumstances indicate that its carrying value may not be recoverable or will no longer be utilized in the operating fleet. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value exceeds the sum of the undiscounted cash flows associated with the operating fleet, an impairment loss equal to the amount of the carrying value exceeding the fair value of the asset is recognized. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, is based on an estimate of discounted cash flows or the expected net sale proceeds compared to the other similarly configured fleet units the Partnership recently sold or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment the Partnership plans to use.    The Partnership did not record any impairment of long-lived assets in the three months ended March 31, 2015 or 2014.

(g)   Fair Value Measurements

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

As of March 31, 2015 and 2014, the Partnership’s financial instruments consisted primarily of cash and cash equivalents, trade accounts receivable, trade accounts payable and long-term debt. The book values of cash and cash equivalents, trade accounts receivable and trade accounts payable are representative of fair value due to their short-term maturity. The carrying amount of long-term debt approximates fair value due to the floating interest rates associated with the debt.

Phantom unit awards granted to employees under the USA Compression Partners, LP 2013 Long-Term Incentive Plan (the “LTIP”) are accounted for as a liability, and such liability is re-measured on a quarterly basis.  The liability is based on the publicly quoted price of the Partnership’s common units, which is considered a Level 1 input.

(h)   Operating Segment

The Partnership operates in a single business segment, the compression services business.

(2)  Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts of $0.5 million and $0.4 million at March 31, 2015 and December 31, 2014, respectively, is the Partnership’s best estimate of the amount of probable credit losses included in the Partnership’s existing accounts receivable. The Partnership determines the allowance based upon historical write-off experience and the specific circumstances. The Partnership does not have any off-balance-sheet credit exposure related to its customers.

(3)  Property and Equipment

Property and equipment consisted of the following at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Compression equipment	$1,416,941	$1,311,943
Furniture and fixtures	625	619
Automobiles and vehicles	18,011	17,303
Computer equipment	13,262	11,913
Leasehold improvements	999	858
Total	1,449,838	1,342,636
Less accumulated depreciation and amortization	(199,645)	(179,999)
Total	$1,250,193	$1,162,637

We recognized $19.8 million and $15.3 million of depreciation expense on property and equipment for three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015 and December 31, 2014, there was $21.0 million and $32.4 million, respectively, of property and equipment purchases in accounts payable and accrued liabilities.

During the three months ended March 31, 2015, non-cash transfers of inventory to and from property and equipment totaled approximately $1.0 million.  These transfers have been treated as non-cash inventory activities in the Unaudited Condensed Consolidated Statements of Cash Flows.

During the three months ended March 31, 2015, insurance recoveries of $0.2 million were received on previously impaired compression equipment and are reported within the Loss (gain) on sale of assets line in the Unaudited Condensed Consolidated Statement of Operations.

(4) Accrued Liabilities

Other current liabilities included accrued salaries and benefits and accrued property taxes.  The Partnership recognized $4.1 million and $5.5 million of accrued salaries and benefits as of March 31, 2015 and December 31, 2014, respectively.  The Partnership recognized $3.0 million and $4.8 million of accrued property taxes as of March 31, 2015 and December 31, 2014, respectively.

(5)  Long-Term Debt

The long-term debt of the Partnership, of which there is no current portion, consisted of the following as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31,	December 31,
	2015	2014
Senior debt	$711,692	$594,864

Description of Revolving Credit Facility

On January 6, 2015, the Partnership entered into the second amendment to the Fifth Amended and Restated Credit Agreement (the “revolving credit facility”), whereby, the aggregate commitment under the revolving credit facility increased from $850.0 million to $1.1 billion (subject to availability under our borrowing base), with a further potential increase of $200 million, and the maturity date of the revolving credit facility was extended to January 6, 2020.  In addition, this amendment provided additional flexibility under the financial covenants of the revolving credit facility.  The Partnership paid various loan fees and incurred costs in respect of the revolving credit facility in the amount of $3.4 million during January 2015.

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

The revolving credit facility contains various financial covenants, including covenants requiring the Partnership to maintain:

•	a minimum EBITDA to interest coverage ratio of 2.5 to 1.0; and

•

a maximum funded debt to EBITDA ratio, determined as of the last day of each fiscal quarter, for the annualized trailing three months of (a) 5.95 to 1.0 through the end of the fiscal quarter ending June 30, 2015, (b) 5.5 to 1.0, through the end of the fiscal quarter ending June 30, 2016 and (c) 5.00 to 1.0 thereafter, in each case subject to a provision for increases to such thresholds by 0.5 in connection with certain future acquisitions for the six consecutive month period following the period in which any such acquisition occurs.

If a default exists under the revolving credit facility, the lenders will be able to accelerate the maturity on the amount then outstanding and exercise other rights and remedies.

As of March 31, 2015 the Partnership was in compliance with all of its covenants under the revolving credit facility.

As of March 31, 2015,  the Partnership had outstanding borrowings of $711.7 million and $176.3 million of available capacity considering the financial covenants.   The Partnership’s borrowing base availability was $388.3 million as of March 31, 2015.  Compression units that are eligible to be considered in calculating the borrowing base consist of equipment packages that are leased, rented or under service contracts to customers and carried in the financial statements as fixed assets.  The Partnership’s interest rate in effect for all borrowings under its revolving credit facility as of March 31, 2015 and December 31, 2014 was 2.19% and 2.16%, respectively, with an average interest rate of 2.19% and 2.16% during the three months ended March 31, 2015 and 2014, respectively.  There were no letters of credit issued as of March 31, 2015 and 2014.

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

The revolving credit facility matures in January 2020 and the Partnership expects to maintain this facility for the term. The facility is a “revolving credit facility” that includes a “springing” lock box arrangement, whereby remittances from customers are forwarded to a bank account controlled by the Partnership, and the Partnership is not required to use such remittances to reduce borrowings under the facility, unless there is a default or excess availability under the facility is reduced below $20 million. As the remittances do not automatically reduce the debt outstanding absent the occurrence of a default or a reduction in excess availability below $20 million, the debt has been classified as long-term as of March 31, 2015 and December 31, 2014.

(6)  Partners’ Capital

As of May 6, 2015, USA Compression Holdings held 5,541,573 common units and 14,048,588 subordinated units and controlled USA Compression GP, LLC, which held an approximate 1.7% general partner interest (the “General Partner’s Interest”) and the incentive distribution rights (“IDRs”). See the Unaudited Condensed Consolidated Statement of Changes in Partners’ Capital.

Subordinated Units

All of the subordinated units are held by USA Compression Holdings. Our limited partnership agreement (the “Partnership Agreement”) provides that, during the subordination period, the common units have the right to receive distributions of Available Cash from Operating Surplus (each as defined in the Partnership Agreement) each quarter in an amount equal to $0.425 per common unit (the “Minimum Quarterly Distribution”), plus any arrearages in the payment of the Minimum Quarterly Distribution from Operating Surplus on the common units from prior quarters, before any distributions of Available Cash from Operating Surplus may be made on the subordinated units. These units are deemed “subordinated” because for a period of time, referred to as the subordination period, the subordinated units will not be entitled to receive any distributions from Operating Surplus until the common units have received the Minimum Quarterly Distribution plus any arrearages from prior quarters. The practical effect of the subordinated units is to increase the likelihood that during the subordination period there will be Available Cash from Operating Surplus to be distributed on the common units. The subordination period will end on the first business day after the Partnership has earned and paid at least (i) $1.70 (the Minimum Quarterly Distribution on an annualized basis) on each outstanding unit and the corresponding distribution on the General Partner’s Interest, for each of three consecutive, non-overlapping four-quarter periods ending on or after December 31, 2015 or (ii) $2.55  (150.0% of the annualized Minimum Quarterly Distribution) on each outstanding unit and the corresponding distributions on the General Partner’s Interest and the related distribution on the IDRs for the four-quarter period immediately preceding that date. When the subordination period ends, all subordinated units will convert into common units on a one-for-one basis, and all common units thereafter will no longer be entitled to arrearages.

Cash Distributions

The Partnership has declared quarterly distributions per unit to limited partner unitholders of record, including holders of common and subordinated units, and distributions paid to the General Partner, including the General Partner’s Interest and IDRs, as follows (in millions, except distribution per unit):

	Distribution per	Amount Paid to	Amount Paid to	Amount Paid to
	Limited Partner	Common	Subordinated	General	Total
Payment Date	Unit	Unitholders	Unitholder	Partner	Distribution
February 14, 2014	0.48	11.3	6.7	0.4	18.4
May 15, 2014	0.49	11.8	6.9	0.4	19.1
August 14, 2014	0.50	15.1	7.0	0.5	22.6
November 14, 2014	0.505	15.5	7.1	0.5	23.1
February 13, 2015	0.51	16.0	7.2	0.5	23.7

The Partnership  Agreement requires that, within 45 days after the end of each quarter, the Partnership distribute all of its Available Cash (as defined in the Partnership Agreement) to the partners of record on the applicable record date. Pursuant to the Partnership’s registration statement on Form S-1 (Reg. No. 333-202492), the Partnership may issue up to an additional 2,000,000 of its common units in connection with the Partnership’s Distribution Reinvestment Plan (the “DRIP”). The DRIP provides the Partnership’s common and subordinated unitholders a means by which they can increase the number of common units they own by reinvesting their quarterly cash distributions, which they would otherwise receive in cash, into the purchase of additional common units.  Such distributions, which are treated as non-cash transactions in the accompanying Unaudited Condensed Statements of Cash Flows, totaled $13.6 million and $12.6 million for the three months ended March 31, 2015 and 2014, respectively.

On April 23, 2015, the Partnership announced a cash distribution of $0.515 per unit on its common and subordinated units. The distribution will be paid on May 15, 2015 to unitholders of record as of the close of business on May 5, 2015. USA Compression Holdings, the owner of approximately 42% of the Partnership’s outstanding limited partner interests, and Argonaut and certain of its related parties, the owners of approximately 16% of the Partnership’s outstanding limited partner interests, have elected to reinvest all of this distribution with respect to their units pursuant to the DRIP.

As of March 31, 2015, a total of 3,882,146 common units had been issued pursuant to the DRIP under the Partnership’s previous registration statements filed with the SEC.

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

Incentive Distribution Rights

The General Partner holds all of the IDRs. The following table illustrates the percentage allocations of Available Cash from Operating Surplus between the unitholders and the General Partner based on the specified target distribution levels. The amounts set forth under “Marginal Percentage Interest in Distributions” are the percentage interests of the General Partner and the unitholders in any Available Cash from Operating Surplus the Partnership distributes up to and including the corresponding amount in the column “Total Quarterly Distribution Per Unit.” The percentage interests shown for our unitholders and the General Partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below for the General Partner include its General Partner’s Interest, and assume the General Partner has contributed any additional capital necessary to maintain its General Partner’s Interest, the General Partner has not transferred the IDRs and there are no arrearages on common units.

		Marginal Percentage Interest
	Total Quarterly	in Distributions
	Distribution Per Unit	Unitholders	General Partner
Minimum Quarterly Distribution	$0.425	98.3%	1.7%
First Target Distribution	up to $0.4888	98.3%	1.7%
Second Target Distribution	above $0.4888 up to $0.5313	85.3%	14.7%
Third Target Distribution	above $0.5313 up to $0.6375	75.3%	24.7%
Thereafter	above $0.6375	50.3%	49.7%

(7)  Transactions with Related Parties

William Shea, Jr., who has served as a director of USA Compression GP, LLC since June 2011, served as Chief Executive Officer of the general partner of PVR Partners, L.P. (“PVR”) from March 2010 to March 2014. In March 2014, PVR merged with and into Regency Energy Partners LP, a Delaware limited partnership (“Regency”), with Regency as the surviving limited partnership (the “Merger”). As a result of the Merger, the separate limited partnership existence of PVR ceased, and Regency continued its existence as the surviving limited partnership. For the three months ended March 31, 2014,  the Partnership recognized approximately $0.6 million in revenue on compression services from subsidiaries of PVR.

John Chandler, who has served as a director of USA Compression GP, LLC since October 2013, has served as a director of CONE Midstream GP, LLC (“CONE”) since October 2014. During the three months ended March 31, 2015, the Partnership recognized $1.8 million in revenue on compression services and $1.3 million in accounts receivable from CONE on the Unaudited Condensed Consolidated Balance Sheet as of March 31, 2015.

(8)  Commitments and Contingencies

(a)  Major Customers

The Partnership had revenue from one customer representing 10.6% and 12.4% of total revenue for the three months ended March 31, 2015 and 2014, respectively.

(b)  Litigation

From time to time, the Partnership and its subsidiaries may be involved in various claims and litigation arising in the ordinary course of business. In management’s opinion, the resolution of such matters is not expected to have a material adverse effect on the Partnership’s consolidated financial position, results of operations or cash flows.

(c)  Equipment Purchase Commitments

The Partnership’s future capital commitments are comprised of binding commitments under purchase orders for new compression units ordered but not received. The commitments as of March 31, 2015 were $124.3 million, all of which are expected to be settled within the next twelve months.

(9)  Recent Accounting Pronouncement

In April 2015, the FASB issued an Accounting Standards Update (“ASU”) that clarified when fees paid in a cloud computing arrangement pertain to the acquisition of a software license and/or services.  When a cloud computing arrangement includes a license of software, the fee attributable to the software license portion of the arrangement will be capitalized when the criteria for capitalization of internal-use software are met.  When a cloud computing arrangement does not include a license of software, the arrangement will be treated as a service contract and the cost will be expensed as the services are received.  The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is permitted and entities may elect to adopt the ASU either prospectively for all arrangements entered into or materially modified after the effective date, or retrospectively. The Partnership is currently evaluating the impact, if any, of this standard on the consolidated financial statements.

Also in April 2015, the FASB issued an ASU that simplified the presentation of debt issuance costs.  The standard states:

•	Deferred debt issuance costs will, instead of being reported as an asset, be deducted from the gross carrying amount of the debt to which it relates.
•	Amortization of debt issuance costs will be reported as interest expense.

The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is permitted. The Partnership is currently evaluating the impact, if any, of this standard on the consolidated financial statements.

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

Known material factors that could cause our actual results to differ from those in these forward-looking statements are described in Part II, Item 1A (“Risk Factors”) and elsewhere in this report. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:

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

Overview

We provide compression services in a number of shale plays throughout the U.S., including the Utica, Marcellus, Permian Basin, Eagle Ford, Mississippi Lime, Granite Wash, Woodford, Barnett, Haynesville and Fayetteville shales. The demand for our services is driven by the domestic production of natural gas and crude oil; as such, we have focused our activities in areas of attractive production growth, which are generally found in these shale and unconventional resource plays.  According to recent studies promulgated by the Energy Information Agency (“EIA”), the production and transportation volumes in these plays are expected to increase over time due to the comparably attractive economic returns versus returns achieved in many conventional basins. Furthermore, the changes in production volumes and pressures of shale plays over time require a wider range of compression services than in conventional basins. We believe the flexibility of our compression units positions us well to meet these changing operating conditions. While our business focuses largely on compression services serving infrastructure installations, including centralized natural gas gathering systems and processing facilities, which utilize large horsepower compression units, typically in shale plays, we also provide compression services in more mature conventional basins, including crude oil wells targeted by horizontal drilling techniques. The recent advent of horizontal drilling has allowed producers to produce incremental volumes of crude oil on economic terms that tend to remain attractive even in periods of low commodity prices.

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

Our ability to increase our revenues is dependent in large part on our ability to add new revenue generating compression units to our fleet while maintaining our utilization and contract rates. For the year ending December 31, 2015, we expect to purchase approximately 240,000 horsepower of new compression unit equipment, all of which has already been ordered. Revenue generating horsepower increased by 26.2% from March 31, 2014 to March 31, 2015.  As of March 31, 2015, we continued to have a utilization rate in excess of 90%. Average revenue generating horsepower increased by 26.6% from the three months ended March 31, 2014 to the three months ended March 31, 2015.

The EIA has projected that continued natural gas production growth will be supported in the coming years by increases in drilling efficiencies as well as a backlog of drilled but uncompleted wells in major supply areas, such as the Marcellus Shale. Additionally, domestic exports, both to Mexico and through the start-up of various liquefied natural gas (“LNG”) projects in late 2015 and beyond, are expected to increase. The EIA projects that over 70% of the increased natural gas production through 2040 will come from shale resources.

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

Historically, crude oil and natural gas prices in the U.S. have been volatile. Global crude oil prices have fallen recently compared to levels seen over the past 18 months. West Texas Intermediate crude oil spot prices as of March 31, 2015 were 53% lower than prices at March 31, 2014.  During periods of lower crude oil and natural gas prices, crude oil and natural gas production growth could moderate or decline in the U.S. A 1% decrease in average revenue generating horsepower of our active fleet during the quarter ended March 31, 2015 would have resulted in a decrease of approximately $2.6 million and $1.9 million in our revenue and gross operating margin, respectively. Gross operating margin is a non-GAAP financial measure. For a reconciliation of gross operating margin to net income, its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read “—Non-GAAP Financial Measures” below.

Operating Highlights

The following table summarizes certain horsepower and horsepower utilization percentages for the periods presented.

	Three Months Ended
	March 31, 2015	December 31, 2014	March 31, 2014
Fleet horsepower (at period end)(1)	1,640,323	1,549,020	1,272,299
Total available horsepower(2)	1,661,273	1,623,400	1,340,542
Revenue generating horsepower (at period end)(3)	1,397,709	1,351,052	1,107,218
Average revenue generating horsepower(4)	1,385,908	1,324,983	1,094,677
Average revenue per revenue generating horsepower per month	$15.85	$15.82	$15.30
Revenue generating compression units (at period end)	2,686	2,651	2,205
Average horsepower per revenue generating compression unit(5)	518	508	502
Horsepower utilization(6):
At period end	91.1%	93.6%	94.4%
Average for the period(7)	91.9%	93.3%	94.0%

(1)

Fleet horsepower is horsepower for compression units that have been delivered to us (and excludes units on order). As of March 31, 2015, approximately 95,000 horsepower had been delivered during the first quarter of 2015.  Approximately 145,000 horsepower is expected to be delivered during the remainder of 2015, totaling 240,000 horsepower expected to be delivered during 2015.

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

(3)	Revenue generating horsepower is horsepower under contract for which we are billing a customer.

(4)	Calculated as the average of the month-end revenue generating horsepower for each of the months in the period.

(5)	Calculated as the average of the month-end revenue generating horsepower per revenue generating compression unit for each of the months in the period.

(6)

Horsepower utilization is calculated as (i) the sum of (a) revenue generating horsepower, (b) horsepower in our fleet that is under contract, but is not yet generating revenue, and (c) horsepower not yet in our fleet that is under contract and not yet generating revenue and that is subject to a purchase order, divided by (ii) total available horsepower less idle horsepower that is under repair. Horsepower utilization based on revenue generating horsepower and fleet horsepower at March 31, 2015, March 31, 2014 and December 31, 2014 was 85.2%,  87.0%  and 87.2%, respectively.

(7)

Calculated as the average utilization for the months in the period based on utilization at the end of each month in the period. Average horsepower utilization based on revenue generating horsepower and fleet horsepower for the three months ended March 31, 2015, March 31, 2014 and December 31, 2014 was 86.7%, 87.8% and 87.0%, respectively.

The 28.9% increase in fleet horsepower as of March 31, 2015 over the fleet horsepower as of March 31, 2014 is attributable to the compression units added to our fleet to meet the incremental demand by new and current customers for our compression services.  The 26.2% increase in revenue generating horsepower was primarily due to organic growth in our large horsepower fleet.

The following table summarizes other financial data for the periods presented (dollars in thousands):

	Three Months Ended March 31,				Percent
Other Financial Data: (1)	2015		2014		Change
Gross Operating Margin	$45,789		$32,485		41.0%
Gross operating margin percentage(2)	70.4%		64.7%		8.9%
Adjusted EBITDA	$37,518		$25,192		48.9%
Adjusted EBITDA percentage(2)	57.7%		50.2%		15.0%
Adjusted Distributable Cash Flow	$29,539		$16,833		75.5%
Adjusted Distributable Cash Flow Coverage Ratio	1.22	x	0.88	x	38.4%
Cash Coverage Ratio	2.99	x	2.95	x	1.5%

(1)

Gross operating margin, Adjusted EBITDA, Adjusted Distributable Cash Flow (“Adjusted DCF”), Adjusted DCF Coverage Ratio and Cash Coverage Ratio are all non-GAAP financial measures. Definitions of each measure, as well as reconciliations of each measure to its most directly comparable financial measurer(s) calculated and presented in accordance with GAAP, can be found under the caption “Non-GAAP Financial Measures.”

(2)	Gross operating margin percentage and Adjusted EBITDA percentage are calculated as a percentage of revenue.

Adjusted EBITDA.   The increase in Adjusted EBITDA during the three months ended March 31, 2015 was primarily attributable to a $13.3 million increase in Gross operating margin.  The increase in Gross operating margin is primarily attributed to the 26.2% increase in revenue generating horsepower as a result of increased demand for our compression services.

Adjusted DCF.  The increase in Adjusted DCF during the three months ended March 31, 2015 was primarily attributable to a $13.3 million increase in Gross operating margin.  The increase in Gross operating margin is primarily attributed to the 26.2% increase in revenue generating horsepower as a result of increased demand for our compression services along with lower maintenance capital expenditures during the comparable period, offset by higher cash interest expense, net.

Financial Results of Operations

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,		Percent
	2015	2014	Change
Revenues:
Contract operations	$64,035	$49,344	29.8%
Parts and service	965	858	12.5%
Total revenues	65,000	50,202	29.5%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	19,211	17,717	8.4%
Gross Operating Margin	45,789	32,485	41.0%
Other operating and administrative costs and expenses:
Selling, general and administrative	9,729	8,469	14.9%
Depreciation and amortization	20,731	16,220	27.8%
Loss (gain) on sale of assets	(195)	229	(185.2)%
Total other operating and administrative costs and expenses	30,265	24,918	21.5%
Operating income	15,524	7,567	105.2%
Other income (expense):
Interest expense, net	(3,994)	(3,549)	12.5%
Other	5	-	100.0%
Total other expense	(3,989)	(3,549)	12.4%
Income before income tax expense	11,535	4,018	187.1%
Income tax expense	79	103	(23.3)%
Net income	$11,456	$3,915	192.6%

Contract operations revenue.  During the three months ended March 31, 2015, we saw an increase in overall natural gas production in the U.S. and experienced an increase in demand for our compression services.  Because the demand for our services is driven primarily by production of natural gas, we focus our activities in areas of attractive growth, which are generally found in certain shale and unconventional resource plays.  The 26.6% increase in average revenue generating horsepower was primarily due to organic growth.  Average revenue per revenue generating horsepower per month increased from $15.30 for the three months ended March 31, 2014 to $15.85 for the three months ended March 31, 2015, an increase of 3.6%, attributable, in part, to growth in the small horsepower fleet, which earns higher revenue per horsepower, in addition to improved pricing in the large horsepower fleet.

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

Cost of operations, exclusive of depreciation and amortization. The increase in cost of operations is primarily attributable to the increase in our fleet size. Certain cost increases consisted of (1) a $0.8 million increase in indirect expenses, the majority of which is higher property and other taxes, (2) a $0.6 million increase in direct expenses such as parts and fluids for the fleet and (3) a  $0.5 million increase in labor expenses. These fluctuations are primarily attributable to the increase in our fleet size due to organic growth.

Gross operating margin. The $13.3 million increase in gross operating margin was due to higher revenues partially offset by higher operating expenses during the three months ended March 31, 2015. The 5.7% increase in gross operating margin percentage from 64.7% for the three months ended March 31, 2014 to 70.4% for the three months ended March

31, 2015 was attributable to (1) certain cost savings initiatives, (2) timing of certain maintenance activities and (3) lower fuel costs.

Selling, general and administrative expense.  The increase in selling, general and administrative expense was primarily related to a $1.4 million rise in salaries and benefits related to an increase in employee headcount. The selling, general and administrative employee headcount was 110 as of March 31, 2015, a 14.6% increase from March 31, 2014. The selling, general and administrative employee headcount increased to support the continued growth of the business.

Depreciation and amortization expense.  The $4.5 million increase in depreciation expense was related to an increase in gross property and equipment balances during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.  There is no variance in amortization expense between the same periods, as intangible assets are amortized on a straight-line basis and there has been no change in gross identifiable intangible assets between the periods.

(Gain) loss on sale of assets.  The $0.2 million gain on sale of assets during the three months ended March 31, 2015 was primarily attributable to a cash insurance recovery on previously impaired compression equipment.

Interest expense, net.  The increase in interest expense was primarily attributable to the impact of an approximate $190.4 million increase in average outstanding borrowings, offset by a $0.1 million decrease in amortization of deferred loan costs and $0.4 million of interest income related to a capital lease which commenced during the second quarter of 2014. Average borrowings outstanding under our revolving credit facility were $658.9 million for the three months ended March 31, 2015 compared to $468.5 million for the three months ended March 31, 2014.  Our revolving credit facility had an interest rate of 2.19% and 2.16% at March 31, 2015 and 2014, respectively, and an average interest rate of 2.19% and 2.16%  for the three months ended March 31, 2015 and 2014, respectively.

Income tax expense.  Income tax expense is associated with the Texas franchise tax.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our sources and uses of cash for the three months ended March 31, 2015 and 2014 as of the end of the periods presented (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash provided by operating activities	$14,513	$10,069
Net cash used in investing activities	(117,553)	(86,738)
Net cash provided by financing activities	103,040	76,669

Net cash provided by operating activities.  The increase in net cash provided by operating activities for the three months ended March 31, 2015 relates primarily to a $13.3 million increase in gross operating margin offset by a $5.0 million increase in inventory purchases, a $3.1 million increase in property tax payments and a $2.2 million increase in bonus payments.

Net cash used in investing activities. Net cash used in investing activities for the three months ended March 31, 2015 and 2014 related primarily to purchases of new compression units and related equipment in response to increasing demand for our services.

Net cash provided by financing activities.  During the three months ended March 31, 2015, we borrowed, on a net basis, $116.8 million primarily to support our purchases of new compression units, as described above. During January 2015, we paid various loan fees and incurred costs in respect of our revolving credit facility in the amount of $3.4 million.    During the first quarter of 2015, we also made cash distributions to our unitholders of $10.2 million.  During the three months ended March 31, 2014, we borrowed, on a net basis, $82.6 million primarily to support purchases of new compression units and make cash distributions to our unitholders of $6.2 million.

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

We classify capital expenditures as maintenance or expansion on an individual asset basis. We expect that our maintenance capital expenditure requirements will continue to increase as the overall size and age of our fleet increases. Our aggregate maintenance capital expenditures for the three months ended March 31, 2015 and 2014 were $4.1 million and $5.3 million, respectively. We currently plan to spend approximately $20 million in maintenance capital expenditures during 2015.

Given our growth objective and anticipated demand from our customers primarily as a result of the increasing natural gas activity described above under the heading “—General Trends and Outlook,” we anticipate that we will continue to make significant expansion capital expenditures. Without giving effect to any equipment we may acquire pursuant to any future acquisitions, we currently expect to spend between $250 million and $270 million in expansion capital expenditures during 2015. Our expansion capital expenditures for the three months ended March 31, 2015 and 2014 were $114.6 million and $81.5 million, respectively.

Description of Revolving Credit Facility

As of March 31, 2015,  we were in compliance with all of our debt covenants related to our revolving credit facility and had outstanding borrowings of $711.7 million. We had $176.3 million of available capacity at March 31, 2015 considering our financial covenants.  Our borrowing base availability was $388.3 million as of March 31, 2015.  Financial covenants permitted a maximum leverage ratio of 5.95 to 1.0 as of March 31, 2015.  As of May 6, 2015, we had outstanding borrowings of $735.7 million.

For a detailed description of our revolving credit facility including the covenants and restrictions contained therein, please see Note 5 to our unaudited condensed consolidated financial statements.

Distribution Reinvestment Plan

On March 4, 2015, we filed a registration statement on Form S-1 (Reg. No. 333-202492) with the SEC to register the issuance of up to an additional 2,000,000 of our common units in connection with the DRIP, which was declared effective on March 18, 2015. The DRIP provides our common and subordinated unitholders a means by which they can increase the number of common units they own by reinvesting their quarterly cash distributions, which they would otherwise receive in cash, into the purchase of additional common units.  As of May 6, 2015, a total of 3,882,146 common units had been issued pursuant to our DRIP under our previous registration statements we have filed with the SEC.

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

The following table reconciles gross operating margin to operating income, its most directly comparable GAAP financial measure, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenues:
Contract operations	$64,035	$49,344
Parts and service	965	858
Total revenues	65,000	50,202
Cost of operations, exclusive of depreciation and amortization	19,211	17,717
Gross operating margin	45,789	32,485
Other operating and administrative costs and expenses:
Selling, general and administrative	9,729	8,469
Depreciation and amortization	20,731	16,220
Loss (gain) on sale of assets	(195)	229
Total other operating and administrative costs and expenses	30,265	24,918
Operating income	$15,524	$7,567

Adjusted EBITDA

We define EBITDA as net income before net interest expense, depreciation and amortization expense, and income taxes. We define Adjusted EBITDA as EBITDA plus impairment of compression equipment, interest income, unit based compensation expense, restructuring charges, management fees, (gain) loss on sale of assets, and transaction expenses. We view Adjusted EBITDA as one of our primary management tools, and we track this item on a monthly basis both as an absolute amount and as a percentage of revenue compared to the prior month, year-to-date, prior year and to budget. Adjusted EBITDA is used as a supplemental financial measure by our management and external users of our financial statements, such as investors and commercial banks, to assess:

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

The following table reconciles Adjusted EBITDA to net income and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2015	2014
Net income	$11,456	$3,915
Interest expense, net	3,994	3,549
Depreciation and amortization	20,731	16,220
Income taxes	79	103
EBITDA	$36,260	$23,787
Interest income on capital lease	427	—
Unit-based compensation expense(1)	1,026	1,096
Transaction expenses (2)	—	46
Loss (gain) on sale of assets and other	(195)	263
Adjusted EBITDA	$37,518	$25,192
Interest expense, net	(3,994)	(3,549)
Income tax expense	(79)	(103)
Interest income on capital lease	(427)	—
Transaction expenses for acquisitions	—	(46)
Other	455	548
Changes in operating assets and liabilities	(18,960)	(11,973)
Net cash provided by operating activities	$14,513	$10,069

(1)

For the three months ended March 31, 2015, unit-based compensation expense included $0.1 million, of cash payments related to quarterly payments of distribution equivalent rights on phantom unit awards and $0.2 million, related to the cash portion of any settlement of phantom unit awards upon vesting.  There were no such payments in the three months ended March 31, 2014. The remainder of the unit-based compensation expense for both periods was related to non-cash adjustments to the unit-based compensation liability.

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

Distributable cash flow and Adjusted DCF should not be considered as an alternative to, or more meaningful than, net income,  operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP as measures of operating performance and liquidity.  Moreover, our distributable cash flow and Adjusted DCF as presented may not be comparable to similarly titled measures of other companies.

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

The following table reconciles Adjusted DCF to net income and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2015	2014
Net income	$11,456	$3,915
Plus: Non-cash interest expense	455	582
Plus: Depreciation and amortization	20,731	16,220
Plus: Unit-based compensation expense(1)	1,026	1,096
Less: Maintenance capital expenditures(2)	(4,093)	(5,289)
Distributable cash flow	$29,575	$16,524
Transaction expenses (3)	—	46
Loss (gain) on sale of assets and other	(36)	263
Adjusted distributable cash flow	$29,539	$16,833
Plus: Maintenance capital expenditures	4,093	5,289
Plus: Change in working capital	(18,960)	(11,973)
Less: Transaction expenses for acquisitions	—	(46)
Less: Other	(159)	(34)
Net cash provided by operating activities	$14,513	$10,069

(1)

For the three months ended March 31, 2015, unit-based compensation expense included $0.1 million, of cash payments related to quarterly payments of distribution equivalent rights on phantom unit awards and $0.2 million, related to the cash portion of any settlement of phantom unit awards upon vesting.  There were no such payments in the three months ended March 31, 2014. The remainder of the unit-based compensation expense for both periods was related to non-cash adjustments to the unit-based compensation liability.

(2)

Reflects actual maintenance capital expenditures for the period presented. Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets, to maintain the operating capacity of our assets and extend their useful lives, or other capital expenditures that are incurred in maintaining our existing business and related cash flow.

(3)	Represents certain transaction expenses related to potential acquisitions and other items. We believe it is useful to investors to view its results excluding these fees.

Coverage Ratios

We define Adjusted DCF Coverage Ratio as Adjusted DCF less cash distributions to the General Partner and IDRs divided by distributions declared to limited partner unitholders for the period. We define Cash Coverage Ratio as Adjusted DCF less cash distributions to our general partner and IDRs divided by cash distributions paid to limited partner unitholders, after consideration of the DRIP.  We believe Adjusted DCF coverage ratio and Cash coverage ratio are important measures of operating performance because they allow management, investors and others to gauge our ability to pay cash distributions to limited partner unitholders using the cash flows we generate.

Our Adjusted DCF coverage ratio and Cash coverage ratio as presented may not be comparable to similarly titled measures of other companies.

The following table summarizes certain coverage ratios for the periods presented.

	Three Months Ended March 31,
	2015	2014
Adjusted distributable cash flow	$29,539	$16,833
GP interest in adjusted distributable cash flow	588	389
Adjusted distributable cash flow attributable to LP interest	$28,951	$16,444

Distributions for Coverage Ratio	$23,779	$18,691

Distributions reinvested in the DRIP(1)	$14,111	$13,122

Distributions for Cash Coverage Ratio(2)	$9,668	$5,569

Adjusted Distributable Cash Flow Coverage Ratio	1.22	0.88

Cash Coverage Ratio	2.99	2.95

(1)	Represents distributions to holders enrolled in the DRIP as of the record date for each period. Amount for the three months ended March 31, 2015 is based on an estimate as of the record date.

(2)	Represents cash distributions declared for common units not participating in the DRIP.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing activities.

Recent Accounting Pronouncement

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

For more discussion on specific recent accounting pronouncements affecting us, please see Note 9 to our condensed consolidated financial statements.

ITEM 3.Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to any natural gas or crude oil in connection with our services and, accordingly, have no direct exposure to fluctuating commodity prices. However, the demand for our compression services depends upon the continued demand for, and production of, natural gas and crude oil. Lower natural gas or crude oil prices over the long term could result in a decline in the production of natural gas or crude oil, which could result in reduced demand for our compression services. We do not intend to hedge our indirect exposure to fluctuating commodity prices.

Interest Rate Risk

We are exposed to market risk due to variable interest rates under our financing arrangements.

As of March 31, 2015 we had approximately $711.7 million of variable-rate outstanding indebtedness at a weighted-average interest rate of 2.2%. A 1% increase or decrease in the effective interest rate on our variable-rate outstanding debt at March 31, 2015 would have resulted in an annual increase or decrease in our interest expense of approximately $7.1 million.

For further information regarding our exposure to interest rate fluctuations on our debt obligations see Note 5 to our unaudited condensed consolidated financial statements.  Although we do not currently hedge our variable rate debt, we may, in the future, hedge all or a portion of such debt.

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

ITEM 4.Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2015 at the reasonable assurance level.

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

ITEM 1A.Risk Factors

Security holders and potential investors in our securities should carefully consider the risk factors set forth in Part I, “Item 1A. Risk Factors” of the 2014 Annual Report.  We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

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

May 7, 2015	USA Compression Partners, LP

	By:	USA Compression GP, LLC
its General Partner

	By:	/s/ Eric D. Long
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Matthew C. Liuzzi
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

	By:	/s/ Michael D. Lenox
Vice President- Finance and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description
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