Form 10-K
period 2015-12-31
USA Compression Partners, LP
filed 2016-02-11
CIK 1522727

X`

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of common units held by non-affiliates of the registrant (treating directors and executive officers of the registrant’s general partner and holders of 5% or more of the common units outstanding, for this purpose, as if they were affiliates of the registrant) as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter was $303,972,286. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

As of February 9, 2016, there were 38,556,245 common units and 14,048,588 subordinated units outstanding.

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

Known material factors that could cause our actual results to differ from those in these forward-looking statements are described below, in Part I, Item 1A (“Risk Factors”) and Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:

•	changes in general economic conditions and changes in economic conditions of the crude oil and natural gas industry specifically;

•	competitive conditions in our industry;

•	changes in the long-term supply of and demand for crude oil and natural gas;

•	our ability to realize the anticipated benefits of acquisitions and to integrate the acquired assets with our existing fleet;

•	actions taken by our customers, competitors and third-party operators;

•	the deterioration of the financial condition of our customers;

•	changes in the availability and cost of capital;

•	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	the effects of existing and future laws and governmental regulations; and

•	the effects of future litigation.

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

ITEM 1.Business

References in this report to “USA Compression,” “we,” “our,” “us,” “the Partnership” or like terms refer to USA Compression Partners, LP and its wholly owned subsidiaries, including USA Compression Partners, LLC (“USAC Operating”) and USAC OpCo 2, LLC (“OpCo 2” and together with USAC Operating, the “Operating Subsidiaries”). References to our “general partner” refer to USA Compression GP, LLC. References to “USA Compression Holdings” refer to USA Compression Holdings, LLC, the owner of our general partner. References to “USAC Management” refer to USA Compression Management Services, LLC, a wholly owned subsidiary of our general partner.  References to “Riverstone” refer to Riverstone/Carlyle Global Energy and Power Fund IV, L.P., and affiliated entities, including Riverstone Holdings, LLC. References to “Argonaut” refer to Argonaut Private Equity, L.L.C. and, where applicable, related entities.

Overview

We are a growth-oriented Delaware limited partnership and we believe that we are one of the largest independent providers of compression services in the U.S. in terms of total compression fleet horsepower. We have been providing compression services since 1998 and completed our initial public offering in January 2013. As of December 31, 2015, we had 1,712,196 horsepower in our fleet and 15,400 horsepower on order for expected delivery during 2016.  We provide compression services to our customers primarily in connection with infrastructure applications, including both allowing for the processing and transportation of natural gas through the domestic pipeline system and enhancing crude oil production through artificial lift processes. As such, our compression services play a critical role in the production,  processing and transportation of both natural gas and crude oil.

We provide compression services in a number of shale plays throughout the U.S., including the Utica, Marcellus, Permian Basin, Delaware Basin, Eagle Ford, Mississippi Lime, Granite Wash, Woodford, Barnett, Haynesville, Niobrara and Fayetteville shales. The demand for our services is driven by the domestic production of natural gas and crude oil; as such, we have focused our activities in areas with attractive natural gas and crude oil production growth, which are generally found in these shale and unconventional resource plays.  According to recent studies promulgated by the Energy Information Agency (“EIA”), the production and transportation volumes in these shale plays are expected to increase over the long term due to the comparatively attractive economic returns versus returns achieved in many conventional basins. Furthermore, the changes in production volumes and pressures of shale plays over time require a wider range of compression services than in conventional basins. We believe the flexibility of our compression units positions us well to meet these changing operating conditions. While our business focuses largely on compression services serving infrastructure installations, including centralized natural gas gathering systems and processing facilities, which utilize large horsepower compression units, typically in shale plays, we also provide compression services in more mature conventional basins, including gas lift applications on crude oil wells targeted by horizontal drilling techniques.  Gas lift and other artificial lift technologies are critical to the enhancement of production of oil from horizontal wells operating in tight shale plays. Gas lift is a process by which natural gas is injected into the production tubing of an existing producing well, thus reducing the hydrostatic pressure and allowing the oil to flow at a higher rate.

We operate a modern fleet of compression units, with an average age of approximately four years. We acquire our compression units from third-party fabricators who build the units to our specifications, utilizing specific original equipment manufacturers and assembling the units in a manner that provides us the ability to meet certain operating condition thresholds. Our standard new-build compression units are generally configured for multiple compression stages allowing us to operate our units across a broad range of operating conditions. The design flexibility of our units, particularly in midstream applications, allows us to enter into longer-term contracts and reduces the redeployment risk of our horsepower in the field. Our modern and standardized fleet, decentralized field level operating structure and technical proficiency in predictive and preventive maintenance and overhaul operations have enabled us to achieve average service run times consistently at or above the levels required by our customers.

As part of our services, we engineer, design, operate, service and repair our compression units and maintain related support inventory and equipment. The compression units in our modern fleet are designed to be easily adaptable to fit our customers’ changing compression requirements. Focusing on the needs of our customers and providing them with reliable and flexible compression services in geographic areas of attractive growth helps us to generate stable cash flows for our unitholders.

We provide compression services to our customers under fixed-fee contracts with initial contract terms between six months and five years, depending on the application and location of the compression unit. We typically continue to provide compression services at a specific location beyond the initial contract term, either through contract renewal or on a month-to-month or longer basis. We primarily enter into take-or-pay contracts whereby our customers are required to pay our monthly fee even during periods of limited or disrupted throughput, which enhances the stability and predictability of our cash flows. We are not directly exposed to commodity price risk because we do not take title to the natural gas or crude oil involved in our services and because the natural gas used as fuel by our compression units is supplied by our customers without cost to us.

We provide compression services to major oil companies and independent producers, processors, gatherers and transporters of natural gas and crude oil.  Regardless of the application for which our services are provided, our customers rely upon the availability of the equipment used to provide compression services and our expertise to help generate the maximum throughput of product, reduce fuel costs and minimize emissions. While we are currently focused on our existing service areas, our customers have compression demands in other areas of the U.S. in conjunction with their field development projects. We continually consider expansion of our areas of operation in the U.S. based upon the level of customer demand. Our modern, flexible fleet of compression units, which have been designed to be rapidly deployed and redeployed throughout the country, provides us with opportunities to expand into other areas with both new and existing customers.

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

Business Strategies

Our principal business objective is to increase the quarterly cash distributions that we pay to our unitholders over time while ensuring the ongoing stability and growth of our business. We expect to achieve this objective by executing on the following strategies:

•

Capitalize on the increased need for natural gas compression in conventional and unconventional plays. We expect additional demand for compression services to result from the continuing shift of natural gas production to domestic shale plays as well as the declining production pressures of aging conventional basins. The EIA continues to expect overall natural gas production and transportation volumes, and in particular volumes from domestic shale plays, to increase over the long term. Furthermore, the changes in production volumes and pressures of shale plays over time require a wider range and increased level of compression services than in conventional basins. Additionally, while oil prices have decreased substantially, resulting in less new drilling activity, the EIA expects crude oil production in the economically attractive tight oil plays to continue due to the favorable economics of existing wells. As a result, the use of, and thus demand for, artificial lift techniques required in such production continues to be an attractive business for us. Our fleet of modern, flexible compression units is capable of being rapidly deployed and redeployed and designed to operate in multiple compression stages, which will enable us to capitalize on these opportunities both in emerging shale plays and conventional fields.

•

Continue to execute on attractive organic growth opportunities. From 2005 to 2015, we grew the horsepower in our fleet of compression units and our compression revenues at a compound annual growth rate of 21% and 26%, respectively, primarily through organic growth. We believe organic growth opportunities will continue to be our most attractive source of near-term growth, although we expect such organic growth will be reduced in 2016 compared to prior periods. We seek to achieve continued organic growth by (i) increasing our business with existing customers, (ii) obtaining new customers in our existing areas of operations and (iii) expanding our operations into new geographic areas.

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

•

Pursue accretive acquisition opportunities. While our principal growth strategy is to continue to grow organically, we may pursue accretive acquisition opportunities, including the acquisition of complementary businesses, participation in joint ventures or the purchase of compression units from existing or new customers in conjunction with providing compression services to them. We consider opportunities that (i) are in our existing geographic areas of operations or new, high-growth regions, (ii) meet internally established economic thresholds and (iii) may be financed on reasonable terms. For example in 2013, we completed the acquisition of assets and certain liabilities related to S&R Compression, LLC’s (“S&R”) business of providing gas lift compression services to third parties engaged in the exploration, production, gathering, processing, transportation or distribution of oil and gas (the “S&R Acquisition”).

•

Focus on asset utilization.  We seek to actively manage our business in a manner that allows us to continue to achieve high utilization rates at attractive service rates while providing us with the most financial flexibility possible.  From time to time, we expect the crude oil and natural gas industry to be impacted by the cyclicality of commodity prices. During downturns in commodity prices, producers and midstream operators may reduce their capital spending, which in turn can hinder the demand for compression services. We have the ability, in response to industry conditions, to drastically and rapidly reduce our capital spending, which allows us to avoid financing organic growth with outside capital and aligns our capital spending with the demand for compression services. By reducing organic growth and avoiding new unit deliveries during downturns, we are able to conserve capital and instead focus on the deployment and re-deployment of our existing asset base. With higher utilization, we are better positioned to continue to generate attractive rates of return on our already-deployed capital.

•

Maintain financial flexibility. We intend to maintain financial flexibility to be able to take advantage of growth opportunities. Historically, we have utilized our cash flow from operations, borrowings under our revolving credit facility and issuances of equity securities to fund capital expenditures to expand our compression services business. This approach has allowed us to significantly grow our fleet and the amount of cash we generate, while maintaining our debt at levels we believe are manageable for our business. We believe the appropriate management of our financial position and the resulting access to capital positions us to take advantage of future growth opportunities as they arise.

Our Operations

Compression Services

We provide compression services for a monthly service fee. As part of our services, we engineer, design, operate, service and repair our fleet of compression units and maintain related support inventory and equipment. We have consistently provided average service run times at or above the levels required by our customers. In general, our team of field service technicians services only our compression fleet. In limited circumstances for established customers, we will agree to service third-party owned equipment. We do not own any compression fabrication facilities.

Our Compression Fleet

The fleet of compression units that we own and use to provide compression services consists of specially engineered compression units that utilize standardized components, principally engines manufactured by Caterpillar, Inc. and compressor frames and cylinders manufactured by Ariel Corporation. Our units can be rapidly and cost effectively modified for specific customer applications. Approximately 97% of our fleet horsepower as of December 31, 2015 was purchased new and the average age of our compression units was approximately four years. Our modern, standardized compression unit fleet is powered primarily by the Caterpillar 3400, 3500 and 3600 engine classes, which range from 401 to 4,735 horsepower per unit. These larger horsepower units, which we define as 400 horsepower per unit or greater, represented 80.4%  of our total fleet horsepower (including compression units on order) as of December 31, 2015. In addition, a portion of our fleet consists of smaller horsepower units ranging from 30 horsepower to 390 horsepower that are primarily used in gas lift applications. We believe the young age and overall composition of our compressor fleet results in fewer mechanical failures, lower fuel usage, and reduced environmental emissions.

The following table provides a summary of our compression units by horsepower as of December 31, 2015:

Unit Horsepower	Fleet Horsepower	Number of Units	Horsepower on Order (1)	Number of Units on Order	Total Horsepower	Number of Units	Percentage of Total Horsepower	Percentage of Total Units
Small horsepower
<400	338,988	2,149	-	-	338,988	2,149	19.6%	65.9%
Large horsepower
>400 and <1,000	167,189	296	-	-	167,189	296	9.7%	9.1%
>1,000	1,206,019	809	15,400	7	1,221,419	816	70.7%	25.0%
Total	1,712,196	3,254	15,400	7	1,727,596	3,261	100.0%	100.0%

(1)	As of December 31, 2015, we had 15,400 horsepower on order for delivery during 2016.

The following table sets forth certain information regarding our compression fleet as of the dates and for the periods indicated:

	Year Ended			Percent
	December 31,			Change
Operating Data (unaudited):	2015	2014	2013	2015	2014
Fleet horsepower (at period end) (1)	1,712,196	1,549,020	1,202,374	10.5%	28.8%
Total available horsepower (at period end) (2)	1,712,196	1,623,400	1,278,829	5.5%	26.9%
Revenue generating horsepower (at period end) (3)	1,424,537	1,351,052	1,070,457	5.4%	26.2%
Average revenue generating horsepower (4)	1,408,689	1,200,851	902,168	17.3%	33.1%
Revenue generating compression units (at period end)	2,737	2,651	2,137	3.2%	24.1%
Average horsepower per revenue generating compression unit (5)	517	505	720	2.4%	(29.9)%
Horsepower utilization (6):
At period end	89.2%	93.6%	94.1%	(4.7)%	(0.5)%
Average for the period (7)	90.5%	94.0%	93.8%	(3.7)%	0.2%

(1)	Fleet horsepower is horsepower for compression units that have been delivered to us (and excludes units on order). As of December 31, 2015, we had 15,400 horsepower on order for delivery during 2016.

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

(6)

Horsepower utilization is calculated as (i) the sum of (a) revenue generating horsepower, (b) horsepower in our fleet that is under contract, but is not yet generating revenue and (c) horsepower not yet in our fleet that is under contract not yet generating revenue and that is subject to a purchase order, divided by (ii) total available horsepower less idle horsepower that is under repair. Horsepower utilization based on revenue generating horsepower and fleet horsepower at each applicable period end was 83.2%,  87.2% and 89.0% for the years ended December 31, 2015, 2014 and 2013, respectively.

(7)

Calculated as the average utilization for the months in the period based on utilization at the end of each month in the period. Average horsepower utilization based on revenue generating horsepower and fleet horsepower was 85.1%, 87.3% and 87.3% for each year ended December 31, 2015, 2014, and 2013, respectively.

A growing number of our compression units contain electronic control systems that enable us to monitor the units remotely by satellite or other means to supplement our technicians’ on-site monitoring visits. We intend to continue to selectively add remote monitoring systems to our fleet during 2016 where beneficial from an operating and financial standpoint. All of our compression units are designed to automatically shut down if operating conditions deviate from a pre-determined range. While we retain the care, custody, ongoing maintenance and control of our compression units, we allow our customers, subject to a defined protocol, to start, stop, accelerate and slow down compression units in response to field conditions.

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

We believe that our customers, by outsourcing their compression requirements, can achieve higher compression runtimes, which translates into increased volumes of either natural gas or crude oil production and, therefore, increased revenues.  Utilizing our compression services also allows our customers to reduce their operating, maintenance and equipment costs by allowing us to efficiently manage their changing compression needs. In many of our service contracts, we guarantee our customers availability (as described below) ranging from 95% to 98%, depending on field- level requirements.

General Compression Service Contract Terms

The following discussion describes the material terms generally common to our compression service contracts. We generally have separate contracts for each distinct location for which we will provide compression services.

Term and termination. Our contracts typically have an initial term of between six months and five years, depending on the application and location of the compression unit. After the expiration of the applicable term, the contract continues on a month-to-month or longer basis until terminated by us or our customer upon notice as provided for in the applicable contract.  As of December 31, 2015,  approximately 39% of our compression services on a horsepower basis (and 43% on a revenue basis for the year ended December 31, 2015) were provided on a month-to-month basis to customers who continue to utilize our services following expiration of the primary term of their contracts with us.

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

Fees and expenses. Our customers pay a fixed monthly fee for our services. Compression services generally are billed monthly in advance of the service period, except for certain customers, which are billed at the beginning of the service month, and they are generally due 30 days from the date of the invoice. We are not responsible for acts of force majeure, and our customers generally are required to pay our monthly fee even during periods of limited or disrupted throughput. We are generally responsible for the costs and expenses associated with operation and maintenance of our compression equipment, although certain fees and expenses are the responsibility of our customers under the terms of their contracts. For example, all fuel gas is provided by our customers without cost to us, and in many cases customers are required to provide all water and electricity. At the customer’s option, we can provide fluids necessary to run the unit to the customer for an additional fee.  We provide such fluids for a substantial majority of the compression units deployed in gas lift applications. We are also reimbursed by our customers for certain ancillary expenses such as trucking and crane operation, depending on the terms agreed to in the applicable contract, resulting in little to no gross operating margin.

Service standards and specifications. We commit to provide compression services under service contracts that typically provide that we will supply all compression equipment, tools, parts, field service support and engineering in order to meet our customers’ requirements. Our contracts do not specify the specific compression equipment we will use; instead, in consultation with the customer, we determine what equipment is necessary to perform our contractual commitments.

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

Marketing and Sales

Our marketing and client service functions are performed on a coordinated basis by our sales team and field technicians. Salespeople and field technicians qualify, analyze and scope new compression applications as well as regularly visit our customers to ensure customer satisfaction, to determine a customer’s needs related to existing services being provided and to determine the customer’s future compression service requirements. This ongoing communication allows us to quickly identify and respond to our customers’ compression requirements. We currently focus on geographic areas where we can achieve economies of scale through high-density operations.

Customers

Our customers consist of more than 250 companies in the energy industry, including major integrated oil companies, public and private independent exploration and production companies and midstream companies. We did not have revenue from any single customer greater than 10% of total revenue for the year ended December 31, 2015.  Southwestern Energy Corporation and its subsidiaries accounted for 11.6% of our revenue for the year ended December 31, 2014.  No other customer accounted for greater than 10% of total revenue for the year ended December 31, 2014.  Our ten largest customers accounted for 45% and 46% of our revenue for the years ended December 31, 2015 and 2014, respectively.

Suppliers and Service Providers

The principal manufacturers of components for our natural gas compression equipment include Caterpillar, Inc., Cummins Inc., and Arrow Engine Company for engines, Air-X-Changers and Air Cooled Exchangers for coolers, and Ariel Corporation, GE Oil & Gas Gemini products and Arrow Engine Company for compressor frames and cylinders. We also rely primarily on four vendors, A G Equipment Company, Alegacy Equipment, LLC, Standard Equipment Corp. and S&R, to package and assemble our compression units. Although we rely primarily on these suppliers, we believe alternative sources for natural gas compression equipment are generally available if needed. However, relying on alternative sources may increase our costs and change the standardized nature of our fleet. We have not experienced any material supply problems to date. Although lead-times for new Caterpillar engines and new Ariel compressor frames have in the past been in excess of one year due to increased demand and supply allocations imposed on equipment packagers and end-users, lead-times for such engines and frames are currently substantially shorter. Please read Part I, Item 1A (“Risk Factors—Risks Related to Our Business—We depend on a limited number of suppliers and are vulnerable to product shortages and price increases, which could have a negative impact on our results of operations”).

Competition

The compression services business is highly competitive. Some of our competitors have a broader geographic scope, as well as greater financial and other resources than we do. On a regional basis, we experience competition from numerous smaller companies that may be able to more quickly adapt to changes within our industry and changes in economic conditions as a whole, more readily take advantage of available opportunities and adopt more aggressive pricing policies. Additionally, the historical availability of attractive financing terms from financial institutions and equipment manufacturers has made the purchase of individual compression units increasingly affordable to our customers. We believe that we compete effectively on the basis of price, equipment availability, customer service, flexibility in meeting customer needs, quality and reliability of our compressors and related services. Please read Part I, Item 1A (“Risk Factors—Risks Related to Our Business—We face significant competition that may cause us to lose market share and reduce our cash available for distribution”).

Seasonality

Our results of operations have not historically reflected any material seasonality, and we do not currently have reason to believe seasonal fluctuations will have a material impact in the foreseeable future.

Insurance

We believe that our insurance coverage is customary for the industry and adequate for our business. As is customary in the energy services industry, we review our safety equipment and procedures and carry insurance against most, but not all, risks of our business. Losses and liabilities not covered by insurance would increase our costs. The compression business can be hazardous, involving unforeseen circumstances such as uncontrollable flows of gas or well fluids, fires and explosions or environmental damage. To address the hazards inherent in our business, we maintain insurance coverage that, subject to significant deductibles, includes physical damage coverage, third party general liability insurance, employer’s liability, environmental and pollution and other coverage, although coverage for environmental and pollution related losses is subject to significant limitations. Under the terms of our standard compression services contract, we are responsible for the maintenance of insurance coverage on our compression equipment. Please read Part I, Item 1A (“Risk Factors—Risks Related to Our Business—We do not insure against all potential losses and could be seriously harmed by unexpected liabilities”).

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

We do not believe that compliance with federal, state or local environmental laws and regulations will have a material adverse effect on our business, financial position or results of operations or cash flows. We cannot assure you, however, that future events such as changes in existing laws or enforcement policies, the promulgation of new laws or regulations, or the development or discovery of new facts or conditions or unforeseen incidents will not cause us to incur significant costs. The following is a discussion of material environmental and safety laws that relate to our operations. We believe that we are in substantial compliance with all of these environmental laws and regulations. Please read Part I, Item 1A (“Risk Factors—Risks Related to Our Business—We are subject to substantial environmental regulation, and changes in these regulations could increase our costs or liabilities”).

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

On October 26, 2015, the EPA published the finalized rule strengthening the National Ambient Air Quality Standard (“NAAQs”) for ground level ozone. The rule became effective on December 28, 2015. The final rule updates both the primary ozone standard and the secondary standard. Both standards are 8-hour concentration standards of 70 parts per billion (“ppb”). In addition, in 2013, the EPA promulgated a final rule revising the annual standard for fine particulate matter, or PM 2.5, by lowering the level from 15 to 12 micrograms per cubic meter. On December 18, 2014, the EPA issued final area designations for the 2012 NAAQs for PM 2.5. Designation of new non-attainment areas for the revised ozone or PM 2.5 NAAQS may result in additional federal and state regulatory actions that may impact our customers’ operations and increase the cost of additions to property, plant, and equipment.

In 2012, the EPA finalized rules that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package included New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The rules established specific new requirements regarding emissions from compressors and controllers at natural gas processing plants, dehydrators, storage tanks and other production equipment as well as the first federal air standards for natural gas wells that are hydraulically fractured. In addition, the rules established leak detection requirements for natural gas processing plants at 500 ppm. In 2013, the EPA issued a final update to the VOC performance standards for storage tanks used in crude oil and natural gas production and transmission. On July 31, 2015, the EPA finalized amendments to the definition of low-pressure wells and references to tanks connected to one another in the 2012 New Source Performance Standards. On August 18, 2015, the EPA also proposed updates to the New Source Performance Standards and Draft Control Techniques Guidelines in addition to proposing a Source Determination Rule, all of which are intended to cut methane and VOC emissions from the oil and natural gas industry. These rules may require a number of modifications to our operations, including the installation of new equipment to control emissions from our compressors at initial startup. Compliance with such rules may result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

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

A ruling by a panel of administrative law judges in a case before the Pennsylvania Environmental Hearing Board, to which we are not a party, may have implications for the permitting of projects where our customers seek to use our services. In this case, National Fuel Gas Midstream Corporation et al. v. Commonwealth of Pennsylvania, a panel of administrative law judges on December 29, 2015, dismissed an appeal from a determination by the Pennsylvania Department of Environmental Protection that the operations of two separate companies on parcels of land that were not adjoining and were actually separated by forest land but were in close proximity should be aggregated as a single source under the state air permitting regime. The implications of aggregating different sources into a single source is that the overall emissions increase and may increase enough to trigger a more onerous permitting regime and require more stringent controls. The court determined that this outcome was appropriate because, among other reasons, the two companies were owned by a common parent and had several interlocking officers and directors. But it was unclear whether the common parent in fact exercised control over the two companies’ operations. Unless this ruling is overturned on further appeal, application of this ruling to other permit applications where the parties intend to use our services may lead to a permitting regime that is more burdensome, time-consuming and costly to our customers, who typically obtain permits. Moreover, we may be required to install lower emission engines or additional pollution controls and may not be able to recoup all of the associated costs from our customers.

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

The EPA has also sought to directly regulate methane emissions by proposing regulations to expand on Subpart OOOO of the CAA and target methane emissions from new and modified sources, including hydraulically fractured wells. If the final rule is promulgated along the lines of the proposal, these requirements may add to our costs of doing business and we may not be able to recoup all of these costs from our customers.

On August 3, 2015, the EPA published standards of performance for greenhouse gas emissions from new power plants. The final rule establishes a performance standard for integrated gasification combined cycled units and utility boilers based on the use of the best system of emission reduction that EPA has determined has been adequately demonstrated for each type of unit. The rule also sets limits for stationary natural gas combustion turbines based on the use of natural gas combined cycle technology.

Finally, on June 2, 2014, the EPA proposed the Clean Power Plan rule, which is intended to reduce carbon emissions from existing power plants by 32 percent from 2005 levels by 2030. Twenty-nine states and various industry groups have challenged the EPA’s authority to regulate carbon dioxide emissions from existing coal-fired power plants under Section 111(d) of the Clean Air Act in the United States Court of Appeals in Washington, D.C. (the “Circuit Court”).  In January 2016, the parties asked the United States Supreme Court to stay the plan while the lawsuit proceeds through the court appeals. On February 9, 2016, the U.S. Supreme Court granted a stay of the implementation of the Clean Power Plan before the Circuit Court even issued a decision.  By its terms, this stay will remain in effect throughout the pendency of the appeals process including at the Circuit Court and the Supreme Court through any certiorari petition that may be granted.  The stay suspends the rule, including the requirement that states must start submitting implementation plans by 2018.  It is not yet clear how the either the Circuit Court or the Supreme Court will ultimately rule on the legality of the Clean Power Plan.

In addition to the EPA, the Bureau of Land Management (“BLM”) also promulgated rules to regulate hydraulic fracturing.  The BLM rule establishes new requirements relating to well construction, water management, and chemical disclosure for companies drilling on federal and tribal land. This rule has been challenged in the District of Wyoming. The District Court issued a preliminary ruling enjoining enforcement of the BLM rule and holding that the agency lacked authority to regulate hydraulic fracturing. Environmental groups have appealed this ruling to the Court of Appeals for the Tenth Circuit.  The case is likely to be heard in 2016.

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

Safe Drinking Water Act. A significant portion of our customers’ natural gas production is developed from unconventional sources that require hydraulic fracturing as part of the completion process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into the formation to stimulate gas production. Legislation to amend the Safe Drinking Water Act (“SDWA”) to repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, have been proposed and the U.S. Congress continues to consider legislation to amend the Safe Drinking Water Act. Scrutiny of hydraulic fracturing activities continues in other ways, with the EPA having commenced a multi-year study of the potential environmental impacts of hydraulic fracturing, preliminary results of which were released for public comment in June 2015, which stated that EPA had not found evidence of widespread, systemic impacts on drinking water resources from hydraulic fracturing operations. This report has not yet been finalized, and the EPA’s ultimate conclusions may be impacted by recent comments from the EPA’s Science Advisory Board regarding the sufficiency of the data underlying some of the EPA’s conclusions.  The EPA also has announced that it believes hydraulic fracturing using fluids containing diesel fuel can be regulated under the SDWA notwithstanding the SDWA’s general exemption for hydraulic fracturing. Several states have also proposed or adopted legislative or regulatory restrictions on hydraulic fracturing, including prohibitions on the practice. We cannot predict the future of such legislation and what additional, if any, provisions would be included. If additional levels of regulation, restrictions and permits were required through the adoption of new laws and regulations at the federal or state level or the development of new interpretations of those requirements by the agencies that issue the permits, that could lead to delays, increased operating costs and process prohibitions that could reduce demand for our compression services, which would materially adversely affect our revenue and results of operations.

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

Employees

USAC Management, a wholly owned subsidiary of our general partner, performs certain management and other administrative services for us, such as accounting, corporate development, finance and legal.  All of our employees, including our executive officers, are employees of USAC Management. As of December 31, 2015, USAC Management had 478 full time employees. None of our employees are subject to collective bargaining agreements. We consider our employee relations to be good.

Available Information

Our website address is usacompression.com. We make available, free of charge at the “Investor Relations” portion of our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The information contained on our website does not constitute part of this report.

The SEC maintains a website that contains these reports at sec.gov. Any materials we file with the SEC also may be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information concerning the operation of the Public Reference Room may be obtained by calling the SEC at (800) 732-0330.

ITEM 1A.Risk Factors

As described in Part I (“Disclosure Regarding Forward-Looking Statements”), this report contains forward-looking statements regarding us, our business and our industry. The risk factors described below, among others, could cause our actual results to differ materially from the expectations reflected in the forward-looking statements. If any of the following risks were to occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, we might not be able to pay our minimum quarterly distribution on our common units or grow such distributions and the trading price of our common units could decline. Although the risk factors described below discuss potential risks and factors related to our outstanding subordinated units, all of our outstanding subordinated units will convert to common units on a one-for-one basis on February 16, 2016 upon the payment of our quarterly distribution on February 12, 2016.

Risks Related to Our Business

We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner, to enable us make cash distributions at our current distribution rate to our unitholders.

In order to make cash distributions at our current distribution rate of $0.525 per unit per quarter, or $2.10 per unit per year, we will require available cash of $28.0 million per quarter, or $112.1 million per year, based on the number of common units, subordinated units and the 1.46% general partner interest outstanding as of February 9, 2016. Under our cash distribution policy, the amount of cash we can distribute to our unitholders principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the level of production of, demand for, and price of natural gas and crude oil, particularly the level of production in the locations where we provide compression services;

•	the fees we charge, and the margins we realize, from our compression services;

•	the cost of achieving organic growth in current and new markets;

•	the level of competition from other companies; and

•	prevailing global and regional economic and regulatory conditions, and their impact on us and our customers.

In addition, the actual amount of cash we will have available for distribution will depend on other factors, including:

•	the levels of our maintenance capital expenditures and expansion capital expenditures;

•	the level of our operating costs and expenses;

•	our debt service requirements and other liabilities;

•	fluctuations in our working capital needs;

•	restrictions contained in our revolving credit facility;

•	the cost of acquisitions;

•	fluctuations in interest rates;

•	the financial condition of our customers;

•	our ability to borrow funds and access the capital markets; and

•	the amount of cash reserves established by our general partner.

A long-term reduction in the demand for, or production of, natural gas or crude oil in the locations where we operate could adversely affect the demand for our services or the prices we charge for our services, which could result in a decrease in our revenues and cash available for distribution to unitholders.

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

In particular, lower natural gas or crude oil prices over the long term could result in a decline in the production of natural gas or crude oil, respectively, resulting in reduced demand for our compression services. For example, the North American rig count, as measured by Baker Hughes, hit a 2014 peak of 1,931 rigs on September 12, 2014, and at that time, Henry Hub natural gas spot prices were $3.82 per MMBtu and West Texas Intermediate (“WTI”) crude oil spot prices were $92.18 per barrel. By December 31, 2014, Henry Hub natural gas prices had decreased by 18% while WTI crude prices decreased by 42%; however the total rig count only decreased by 6% to 1,811 rigs. Over the course of the year ended December 31, 2015, commodity prices deteriorated further (natural gas prices and crude oil prices were 27% and 31% lower than at December 31, 2014, respectively). This continued decline in commodity prices had a more pronounced effect on drilling activity levels, as the total rig count decreased 61% to a total of 698 rigs over the same time period.  As a result of the slowdown in new drilling activity in certain operating areas, as well as slowing or flattening of production growth in other areas, we expect to see and are experiencing pressure on service rates for new and existing services and a decline in utilization relative to the recent past. In addition, a small portion of our fleet is used in connection with crude oil production using horizontal drilling techniques.  Given the more pronounced decrease in the price of crude oil, we have also experienced pressure on service rates from our customers in gas lift applications, and expect that this trend could continue if prices remain depressed and activity levels remain low.

Additionally, an increasing percentage of natural gas and crude oil production comes from unconventional sources, such as shales, tight sands and coalbeds. Such sources can be less economically feasible to produce in low commodity price environments, in part due to costs related to compression requirements, and a reduction in demand for natural gas or gas lift for crude oil may cause such sources of natural gas or crude oil to be uneconomic to drill and produce, which could in turn negatively impact the demand for our services. Further, if demand for our services decreases, we may be asked to renegotiate our service contracts at lower rates. In addition, governmental regulation and tax policy may impact the demand for natural gas or crude oil or impact the economic feasibility of development of new fields or production of existing fields, which are important components of our ability to expand.

We have several key customers. The loss of any of these customers would result in a decrease in our revenues and cash available for distribution.

We provide compression services under contracts with several key customers. The loss of one of these key customers may have a greater effect on our financial results than for a company with a more diverse customer base. We did not have revenue from any single customer greater than 10% of total revenue for the year ended December 31, 2015.    Southwestern Energy Corporation and its subsidiaries accounted for 11.6% of our revenue for the year ended December 31, 2014.  No other customer accounted for greater than 10% of total revenue for the year ended December 31, 2014.  Our ten largest customers accounted for 45% and 46% of our revenue for the years ended December 31, 2015 and 2014, respectively.    The loss of all or even a portion of the compression services we provide to our key customers, as a result of competition or otherwise, could have a material adverse effect on our business, results of operations, financial condition and cash available for distribution.

The deterioration of the financial condition of our customers could adversely affect our business.

During times when the natural gas or crude oil markets weaken, our customers are more likely to experience financial difficulties, including being unable to access debt or equity financing, which could result in a reduction in our customers’ spending for our services. For example, our customers could seek to preserve capital by using lower cost providers, not renewing month-to-month contracts or determining not to enter into any new compression service contracts. The significant decline in commodity prices has caused many of our customers to reconsider near-term capital budgets, which may impact large-scale natural gas infrastructure and crude oil production activities. We expect the drop in commodity prices will cause a  delay or cancellation of some customers’ projects. Reduced demand for our services could adversely affect our business, results of operations, financial condition and cash flows. In addition, in the course of our business we hold accounts receivable from our customers.  In the event that any such customer was to enter into bankruptcy, we could lose all or a portion of such outstanding accounts receivable associated with that customer.  Further, if a customer was to enter into bankruptcy, it could also result in the cancellation of all or a portion of our service contracts with such customer at significant expense to us.

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

Our contracts typically have an initial term of between six months and five years, depending on the application and location of the compression unit. After the expiration of the applicable term, the contract continues on a month-to-month or longer basis until terminated by us or our customers upon notice as provided for in the applicable contract. As of December 31, 2015,  approximately 39% of our compression services on a horsepower basis (and 43% on a revenue basis for the year ended December 31, 2015) were provided on a month-to-month basis to customers who continue to utilize our services following expiration of the primary term of their contracts with us. These customers can generally terminate their month-to-month compression services contracts on 30-days’ written notice. If a significant number of these customers were to terminate their month-to-month services, or attempt to renegotiate their month-to-month contracts at substantially lower rates, it could have a material adverse effect on our business, results of operations, financial condition and cash available for distribution.

We may be unable to grow our cash flows if we are unable to expand our business, which could limit our ability to maintain or increase distributions to our unitholders.

A principal focus of our strategy is to continue to grow the per unit distribution on our units by expanding our business over time. Our future growth will depend upon a number of factors, some of which we cannot control. These factors include our ability to:

•	develop new business and enter into service contracts with new customers;

•	retain our existing customers and maintain or expand the services we provide them;

•	maintain or increase the fees we charge, and the margins we realize, from our compression services;

•	recruit and train qualified personnel and retain valued employees;

•	expand our geographic presence;

•	effectively manage our costs and expenses, including costs and expenses related to growth;

•	consummate accretive acquisitions;

•	obtain required debt or equity financing on favorable terms for our existing and new operations; and

•	meet customer specific contract requirements or pre-qualifications.

If we do not achieve our expected growth, we may not be able to maintain or increase distributions to our unitholders, in which event the market price of our units will likely decline materially.

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

Our partnership agreement requires us to distribute to our unitholders all of our available cash, which excludes prudent operating reserves. We expect that we will rely primarily upon cash generated by operating activities and, where necessary, borrowings under our revolving credit facility and the issuance of debt and equity securities, to fund expansion capital expenditures. However, we may not be able to obtain equity or debt financing on terms favorable to us, or at all. To the extent we are unable to efficiently finance growth externally, our ability to increase distributions to our unitholders could be significantly impaired. In addition, because we distribute all of our available cash, which excludes prudent operating reserves, we may not grow as quickly as businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with other expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our partnership agreement on our ability to issue additional units, including units ranking senior to the common units. Similarly, the incurrence of borrowings or other debt by us to finance our growth strategy would result in interest expense, which in turn would affect our cash available for distribution.

Our debt levels may limit our flexibility in obtaining additional financing, pursuing other business opportunities and paying distributions.

We have a $1.1 billion revolving credit facility that matures in January 2020. In addition, we have the option to increase the amount of total commitments under the revolving credit facility by $200 million, subject to receipt of lender commitments and satisfaction of other conditions. As of December 31, 2015, we had outstanding borrowings of $729.2 million with a leverage ratio of 4.8x, borrowing base availability (based on our borrowing base) of $370.8 million and, subject to compliance with the applicable financial covenants, available borrowing capacity under the revolving credit facility of $101.0 million. Financial covenants permit a maximum leverage ratio of 5.50 to 1.0 through the end of the fiscal quarter ending June 30, 2016 and 5.00 to 1.0 thereafter.  As of February 9, 2016, we had outstanding borrowings of $740.2 million.

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

We have recorded $35.9 million of goodwill and $78.8 million of other intangible assets as of December 31, 2015. Goodwill is recorded when the purchase price of a business exceeds the fair market value of the tangible and separately measurable intangible net assets. Generally accepted accounting principles of the United States (“GAAP”) requires us to test goodwill for impairment on an annual basis or when events or circumstances occur indicating that goodwill might be impaired. Any event that causes a reduction in demand for our services could result in a reduction of our estimates of future cash flows and growth rates in our business. These events could cause us to record impairments of goodwill or other intangible assets. If we determine that any of our goodwill or other intangible assets are impaired, we will be required to take an immediate charge to earnings with a corresponding reduction of partners’ capital resulting in an increase in balance sheet leverage as measured by debt to total capitalization. For the year ended December 31, 2015, we recognized a $172.2 million impairment of goodwill due primarily to the decline in our unit price, the sustained decline in global commodity prices, expected reduction in the capital budgets of certain of our customers and the impact these factors have on our expected future cash flows (see Note 2 of our consolidated financial statements).  There was no impairment recorded for other intangible assets for the year ended December 31, 2015. There was no impairment recorded for goodwill or other intangible assets for the years ended December 31, 2014.

Impairment in the carrying value of long-lived assets could reduce our earnings.

We have a significant amount of long-lived assets on our consolidated balance sheet. Under GAAP, long-lived assets are required to be reviewed for impairment when events or circumstances indicate that its carrying value may not be recoverable or will no longer be utilized in the operating fleet. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If business conditions or other factors cause the expected undiscounted cash flows to decline, we may be required to record non-cash impairment charges. Events and conditions that could result in impairment in the value of our long-lived assets include changes in the industry in which we operate, competition, advances in technology, adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term profitability. For example, during the fiscal year ended December 31, 2015, we evaluated the future deployment of our idle fleet under then-current market conditions and determined to retire and either sell or re-utilize the key components of 166 compressor units, or approximately 58,000 horsepower, that were previously used to provide services in our business, resulting in approximately  $27.3 million impairment of long-lived assets.

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

On October 26, 2015, the EPA published the finalized rule strengthening the NAAQs for ground level ozone. The rule became effective on December 28, 2015. The final rule updates both the primary ozone standard and the secondary standard. Both standards are 8-hour concentration standards of 70 ppb.  In addition, in 2013, the EPA promulgated a final rule revising the annual standard for fine particulate matter, or PM 2.5, by lowering the level from 15 to 12 micrograms per cubic meter. On December 18, 2014, the EPA issued final area designations for the 2012 NAAQs for PM 2.5. Designation of new non-attainment areas for the revised ozone or PM 2.5 NAAQS may result in additional federal and state regulatory actions that may impact our customers’ operations and increase the cost of additions to property, plant and equipment.

In 2012, the EPA finalized rules that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package included New Source Performance Standards to address emissions of sulfur dioxide and VOCs and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The rules established specific new requirements regarding emissions from compressors and controllers at natural gas processing plants, dehydrators, storage tanks and other production equipment as well as the first federal air standards for natural gas wells that are hydraulically fractured. In addition, the rules established leak detection requirements for natural gas processing plants at 500 ppm. In 2013, the EPA issued a final update to the VOC performance standards for storage tanks used in crude oil and natural gas production and transmission. On July 31, 2015, the EPA finalized amendments to the definition of low-pressure wells and references to tanks connected to one another in the 2012 New Source Performance Standards. On August 18, 2015, the EPA also proposed updates to the New Source Performance Standards and Draft Control Techniques Guidelines in addition to proposing a Source Determination Rule, all of which are intended to cut methane and VOC emissions from the oil and natural gas industry. These rules may require a number of modifications to our operations, including the installation of new equipment to control emissions from our compressors at initial startup. Compliance with such rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

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

 A ruling by a panel of administrative law judges in a case before the Pennsylvania Environmental Hearing Board, to which we are not a party, may have implications for the permitting of projects where our customers seek to use our services. In this case, National Fuel Gas Midstream Corporation et al. v. Commonwealth of Pennsylvania, a panel of administrative law judges on December 29, 2015, dismissed an appeal from a determination by the Pennsylvania Department of Environmental Protection that the operations of two separate companies on parcels of land that were not adjoining and were actually separated by forest land but were in close proximity should be aggregated as a single source under the state air permitting regime. The implications of aggregating different sources into a single source is that the overall emissions increase and may increase enough to trigger a more onerous permitting regime and require more stringent controls. The court determined that this outcome was appropriate because, among other reasons, the two companies were owned by a common parent and had several interlocking officers and directors. But it was unclear whether the common parent in fact exercised control over the two companies’ operations. Unless this ruling is overturned on further appeal, application of this ruling to other permit applications where the parties intend to use our services may lead to a permitting regime that is more burdensome, time-consuming and costly to our customers, who typically obtain permits. Moreover, we may be required to install lower emission engines or additional pollution controls and may not be able to recoup all of the associated costs from our customers.

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

The EPA has also sought to directly regulate methane emissions by proposing regulations to expand on Subpart OOOO of the CAA and target methane emissions from new and modified sources, including hydraulically fractured wells. If the final rule is promulgated along the lines of the proposal, these requirements may add to our costs of doing business and we may not be able to recoup all of these costs from our customers.

Finally, on June 2, 2014, the EPA proposed the Clean Power Plan rule, which is intended to reduce carbon emissions from existing power plants by 32 percent from 2005 levels by 2030. Twenty-nine states and various industry groups have challenged the EPA’s authority to regulate carbon dioxide emissions from existing coal-fired power plants under Section 111(d) of the Clean Air Act in the Circuit Court.  In January 2016, the parties asked the United States Supreme Court to stay the plan while the lawsuit proceeds through the court appeals. On February 9, 2016, the U.S. Supreme Court granted a stay of the implementation of the Clean Power Plan before the Circuit Court even issued a decision.  By its terms, this stay will remain in effect throughout the pendency of the appeals process including at the Circuit Court and the Supreme Court through any certiorari petition that may be granted.  The stay suspends the rule, including the requirement that states must start submitting implementation plans by 2018.  It is not yet clear how the either the Circuit Court or the Supreme Court will ultimately rule on the legality of the Clean Power Plan.  While not directly applicable to our operations, in the near term this rule may have the effect of expanding the use of natural gas to produce electricity.  Any such expansion of the use of natural gas for this purpose may increase the need for additional infrastructure, which may increase demand for our products.  In the longer term, however, the Clean Power Plan rule may also lead to reductions in the use of fossil fuels including natural gas, which may have adverse effects on our business.

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

A significant portion of our customers’ natural gas production is from unconventional sources that require hydraulic fracturing as part of the completion process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into the formation to stimulate gas production. Legislation to amend the SDWA to repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, were proposed in past sessions of Congress. The U.S. Congress continues to consider legislation to amend the SDWA. Scrutiny of hydraulic fracturing activities continues in other ways, with the EPA having commenced a multi-year study of the potential environmental impacts of hydraulic fracturing, the preliminary results of which were released for public comment in June 2015.  While the EPA stated that it had found no evidence of widespread systemic impacts on drinking water sources from hydraulic fracturing operations, the draft report has not been finalized yet. The EPA also has announced that it believes hydraulic fracturing using fluids containing diesel fuel can be regulated under the SDWA notwithstanding the SDWA’s general exemption for hydraulic fracturing. Several states have also proposed or adopted legislative or regulatory restrictions on hydraulic fracturing, including prohibitions on the practice. We cannot predict if additional legislation will be enacted and if so, what its provisions would be. If additional levels of regulation, restriction and permits are required through the adoption of new laws and regulations, or the development of new regulatory interpretations at the federal or state level, that could lead to delays, increased operating costs and process prohibitions for our customers that could reduce demand for our compression services, which could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution.

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

Terrorist attacks, the threat of terrorist attacks or other sustained military campaigns may adversely impact our results of operations.

The long-term impact of terrorist attacks and the magnitude of the threat of future terrorist attacks on the energy industry in general and on us in particular are not known at this time. Uncertainty surrounding sustained military campaigns may affect our operations in unpredictable ways, including disruptions of crude oil and natural gas supplies and markets for crude oil, natural gas and natural gas liquids and the possibility that infrastructure facilities could be direct targets of, or indirect casualties of, an act of terror. Changes in the insurance markets attributable to terrorist attacks may make certain types of insurance more difficult for us to obtain, if we choose to do so. Moreover, the insurance that may be available to us may be significantly more expensive than our existing insurance coverage. Instability in the financial markets as a result of terrorism or war could also affect our ability to raise capital.

If we fail to develop or maintain an effective system of internal controls, we may not be able to report our financial results accurately or prevent fraud, which would likely have a negative impact on the market price of our units.

In connection with the closing of our initial public offering, we became subject to the public reporting requirements of the Exchange Act. Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and to operate successfully as a publicly traded partnership. We continue to evaluate the effectiveness of and improve upon our internal controls. Our efforts to develop and maintain our internal controls may not be successful, and we may be unable to maintain effective controls over our financial processes and reporting in the future or to comply with our obligations under Section 404 of the Sarbanes Oxley Act of 2002 (“Section 404”). For example, Section 404 requires us, among other things, to review and report annually on the effectiveness of our internal control over financial reporting. We were required to comply with Section 404(a) beginning with our fiscal year ended December 31, 2013. In addition, our independent registered public accountants will be required to assess the effectiveness of internal control over financial reporting at the end of the fiscal year after we are no longer an “emerging growth company” under the Jumpstart Our Business Startups Act, which may be for up to five fiscal years after the date we completed our initial public offering, which was in January 2013. Any failure to develop, implement or maintain effective internal controls or to improve our internal controls could harm our operating results or cause us to fail to meet our reporting obligations. Given the difficulties inherent in the design and operation of internal controls over financial reporting, we can provide no assurance as to our independent registered public accounting firm’s conclusions about the effectiveness of our internal controls, and we may incur significant costs in our efforts to comply with Section 404. Ineffective internal controls will subject us to regulatory scrutiny and a loss of confidence in our reported financial information, which could have an adverse effect on our business and would likely have a negative effect on the trading price of our units.

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

USA Compression Holdings owns and controls our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner and its affiliates, including USA Compression Holdings, have conflicts of interest with us and limited fiduciary duties and they may favor their own interests to the detriment of us and our unitholders.

USA Compression Holdings, which is principally owned and controlled by Riverstone, owns and controls our general partner and appointed all of the officers and directors of our general partner, some of whom are also officers and directors of USA Compression Holdings. Although our general partner has a fiduciary duty to manage us in a manner that is beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner that is beneficial to its owners. Conflicts of interest will arise between USA Compression Holdings, Riverstone and our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of USA Compression Holdings and the other owners of USA Compression Holdings over our interests and the interests of our unitholders. These conflicts include the following situations, among others:

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

•

our partnership agreement permits us to classify up to $36.6 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions as operating surplus from non-operating sources on our subordinated units or to our general partner in respect of its General Partner Interest (as defined under Part II, Item 5 (“Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”) or the incentive distribution rights (or “IDRs”);

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

•

our general partner may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to the IDRs without the approval of the conflicts committee of the board of directors of our general partner or our unitholders. This election may result in lower distributions to our common unitholders in certain situations.

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

Our partnership agreement limits our general partner’s fiduciary duties to our unitholders.

Our partnership agreement contains provisions that modify and reduce the fiduciary standards to which our general partner would otherwise be held by state fiduciary duty law. For example, our partnership agreement permits our general partner to make a number of decisions in its individual capacity, as opposed to its capacity as our general partner, or otherwise free of fiduciary duties to us and our unitholders. This entitles our general partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. Examples of decisions that our general partner may make in its individual capacity include:

•	how to allocate business opportunities among us and its affiliates;

•	whether to exercise its limited call right;

•	how to exercise its voting rights with respect to the units it owns;

•	whether to elect to reset target distribution levels; and

•	whether or not to consent to any merger or consolidation of the Partnership or amendment to the partnership agreement.

By purchasing a unit, a unitholder agrees to become bound by the provisions in the partnership agreement, including the provisions discussed above.

Even if holders of our common units are dissatisfied, they currently cannot remove our general partner without USA Compression Holdings’ consent.

The unitholders are currently unable to remove our general partner because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 662/3% of all outstanding common and subordinated units voting together as a single class is required to remove our general partner. USA Compression Holdings owns an aggregate of 41% of our outstanding common and subordinated units. Also, if our general partner is removed without cause during the subordination period and no units held by the holders of the subordinated units or their affiliates (including our general partner and its affiliates) are voted in favor of that removal, all subordinated units will automatically be converted into common units. A removal of our general partner under these circumstances would adversely affect our common units by prematurely eliminating their distribution and liquidation preference over our subordinated units, which would otherwise have continued until we had met certain distribution and performance tests (upon the payment of our quarterly distribution on February 12, 2016, we will meet these distribution and performance tests and all of our outstanding subordinated units will convert to common units on a one-for-one basis on February 16, 2016).  Cause is narrowly defined in our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable for actual fraud or willful misconduct in its capacity as our general partner. Generally, poor management of our business by our general partner does not constitute “cause”.

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

Our partnership agreement contains provisions that restrict the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our partnership agreement:

•

provides that whenever our general partner makes a determination or takes, or declines to take, any other action in its capacity as our general partner, our general partner is required to make such determination, or take or decline to take such other action, in good faith, and will not be subject to any higher standard imposed by our partnership agreement, Delaware law, or any other law, rule or regulation, or at equity;

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

If our general partner elects to reset the target distribution levels, it will be entitled to receive a number of common units and to maintain its general partner interest. The number of common units to be issued to our general partner will equal the number of common units which would have entitled the holder to an average aggregate quarterly cash distribution in the prior two quarters equal to the average of the distributions to our general partner on the IDRs in the prior two quarters. Our general partner’s general partner interest in us (currently 1.46%) will be maintained at the percentage that existed immediately prior to the reset election. Our general partner could exercise this reset election at a time when it is experiencing, or expects to experience, declines in the cash distributions it receives related to its IDRs and may, therefore, desire to be issued common units rather than retain the right to receive incentive distributions based on the initial target distribution levels. As a result, a reset election may cause our common unitholders to experience a reduction in the amount of cash distributions that our common unitholders would have otherwise received had we not issued new common units to our general partner in connection with resetting the target distribution levels.

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

Our partnership agreement does not limit the number or timing of additional limited partner interests that we may issue without the approval of our unitholders. The issuance by us of additional common units, including pursuant to our Distribution Reinvestment Plan (“DRIP”) or our continuous offering program, or other equity securities of equal or senior rank, will have the following effects:

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

•	the ratio of taxable income to distributions may increase;

•	the relative voting strength of each previously outstanding unit may be diminished;

•	the market price of the common units may decline; and

•	assuming the distribution per unit remains unchanged or increases, the cash distributions to the holder of the IDRs will increase.

USA Compression Holdings and Argonaut may sell units in the public or private markets, and such sales could have an adverse impact on the trading price of the common units.

USA Compression Holdings holds an aggregate of 7,267,511 common units and 14,048,588 subordinated units. All of our outstanding subordinated units will convert to common units on a one-for-one basis on February 16, 2016 upon the payment of our quarterly distribution on February 12, 2016.  Argonaut holds an aggregate of 7,715,948 common units. In addition, USA Compression Holdings and Argonaut may acquire additional common units in connection with our DRIP. We have agreed to provide USA Compression Holdings and Argonaut with certain registration rights for any common and subordinated units they own, as applicable. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

Our general partner has a call right that may require you to sell your units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price that is not less than their then-current market price, as calculated pursuant to the terms of our partnership agreement. As a result, you may be required to sell your common units at an undesirable time or price. You may also incur a tax liability upon a sale of your units. USA Compression Holdings owns an aggregate of approximately 19% of our outstanding common units. At the end of the subordination period, assuming no additional issuances of common units (other than upon the conversion of the subordinated units), USA Compression Holdings will own an aggregate of approximately 41% of our outstanding common units.  All of our outstanding subordinated units will convert to common units on a one-for-one basis on February 16, 2016 upon the payment of our quarterly distribution on February 12, 2016.

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

Changes in current state law may subject us to additional entity level taxation by individual states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise and other forms of taxation. For example, we are required to pay the Revised Texas Franchise Tax each year at a maximum effective rate of 0.75% of our “margin”, as defined in the law, apportioned to Texas in the prior year. Imposition of any similar taxes by any other state may substantially reduce the cash available for distribution and, therefore, negatively impact the value of an investment in our common units.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.

The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretation at any time. For example, the Obama administration’s budget proposal for fiscal year 2017 recommends that certain publicly traded partnerships earning income from activities related to fossil fuels be taxed as corporations beginning in 2022. From time to time, members of the U.S. Congress propose and consider such substantive changes to the existing federal income tax laws that affect publicly traded partnerships. If successful, the Obama administration’s proposal or other similar proposals could eliminate the qualifying income exception to the treatment of all publicly-traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.

In addition, the Internal Revenue Service, on May 5, 2015, issued proposed regulations concerning which activities give rise to qualifying income within the meaning of Section 7704 of the Internal Revenue Code.  We do not believe the proposed regulations affect our ability to qualify as a publicly traded partnership.  However, finalized regulations could modify the amount of our gross income that we are able to treat as qualifying income for the purposes of the qualifying income requirement.

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

We may engage in transactions to de-lever the Partnership and manage our liquidity that may result in income and gain to our unitholders.   For example, if we sell assets and use the proceeds to repay existing debt or fund capital expenditures, you may be allocated taxable income and gain resulting from the sale.  Further, taking advantage of opportunities to reduce our existing debt, such as debt exchanges, debt repurchases, or modifications of our existing debt could result in “cancellation of indebtedness income” (also referred to as “COD income”) being allocated to our unitholders as taxable income. Unitholders may be allocated COD income, and income tax liabilities arising therefrom may exceed cash distributions. The ultimate effect of any such allocations will depend on the unitholder's individual tax position with respect to its units. Unitholders are encouraged to consult their tax advisors with respect to the consequences of potential COD income or other transactions that may result in income and gain to unitholders.

If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any IRS contest will reduce our cash available for distribution. Recently enacted legislation alters the procedures for assessing and collecting taxes due for taxable years beginning after December 31, 2017, in a manner that could substantially reduce cash available for distribution to you.

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

Recently enacted legislation applicable to us for taxable years beginning after December 31, 2017 alters the procedures for auditing large partnerships and also alters the procedures for assessing and collecting taxes due (including applicable penalties and interest) as a result of an audit. Unless we are eligible to (and choose to) elect to issue revised Schedules K-1 to our partners with respect to an audited and adjusted return, the IRS may assess and collect taxes (including any applicable penalties and interest) directly from us in the year in which the audit is completed under the new rules. If we are required to pay taxes, penalties and interest as the result of audit adjustments, cash available for distribution to our unitholders may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, unitholders during that taxable year would bear the expense of the adjustment even if they were not unitholders during the audited taxable year.

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

We will prorate our items of income, gain, loss and deduction for federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The U.S. Department of the Treasury recently adopted final Treasury Regulations allowing a similar monthly simplifying convention for taxable years beginning on or after August 3, 2015. However, such regulations do not specifically authorize the use of the proration method we have adopted for our 2015 taxable year and may not specifically authorize all aspects of our proration method thereafter. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have technically terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1 if relief was not available, as described below) for one calendar year and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. A technical termination currently would not affect our classification as a partnership for federal income tax purposes, but instead we would be treated as a new partnership for such tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred. The IRS has announced a publicly traded partnership technical termination relief program whereby a publicly traded partnership that technically terminated may request publicly traded partnership technical termination relief which, if granted by the IRS, among other things would permit the partnership to provide only one Schedule K-1 to unitholders for the year notwithstanding two partnership tax years.

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

ITEM 1B.Unresolved Staff Comments

None.

ITEM 2.Properties

We do not currently own or lease any material facilities or properties for storage or maintenance of our compression units. As of December 31, 2015, our headquarters consisted of 18,167 square feet of leased space located at 100 Congress Avenue, Austin, Texas 78701.

ITEM 3.Legal Proceedings

Please refer to Note  14 of our consolidated financial statements included in this report for a description of our Legal Proceedings.

ITEM 4.Mine Safety Disclosures

None.

PART II

ITEM 5.Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Partnership Interests

As of February 9, 2016, we had outstanding 38,556,245 common units, 14,048,588 subordinated units, a 1.46% general partner interest (“General Partner Interest”) and the IDRs. USA Compression Holdings owns  a 100% membership interest in our general partner.  As of February 9, 2016,  USA Compression Holdings owned approximately 19%  of our outstanding common units and 100% of our subordinated units, all of which will convert to common units on February 16, 2016 upon the payment of our quarterly distribution on February 12, 2016.  Our general partner currently owns the General Partner Interest in us and all of the IDRs. As discussed below under “Selected Information from Our Partnership Agreement—General Partner Interest and IDRs,” the IDRs represent the right to receive increasing percentages, up to a maximum of 48%, of the cash we distribute from operating surplus (as defined below) in excess of $0.4888 per unit per quarter. Our common units, which represent limited partner interests in us, are listed on the New York Stock Exchange (“NYSE”) under the symbol “USAC.”

The following table sets forth high and low sales prices per common unit and cash distributions per common unit to common unitholders for the periods indicated. The last reported sales price for our common units on February 9, 2016,  was $8.25.

			Cash
			Distribution
	Price Range		Declared Per
Period	High	Low	Common Unit	Date Paid

First Quarter 2014	$28.73	$25.71	$0.490	May 15, 2014
Second Quarter 2014	$28.29	$24.52	$0.500	August 14, 2014
Third Quarter 2014	$26.44	$23.17	$0.505	November 14, 2014
Fourth Quarter 2014	$24.82	$14.45	$0.510	February 13, 2015
First Quarter 2015	$21.60	$15.57	$0.515	May 15, 2015
Second Quarter 2015	$24.30	$18.33	$0.525	August 14, 2015
Third Quarter 2015	$20.95	$13.26	$0.525	November 13, 2015
Fourth Quarter 2015	$18.89	$10.19	$0.525	February 12, 2016

Holders

At the close of business on February 9,  2016, based on information received from the transfer agent of the common units, we had 57 holders of record of our common units. The number of record holders does not include holders of common units in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

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

Minimum Quarterly Distribution

Our partnership agreement provides that, during the subordination period, the common units will have the right to receive distributions of available cash from operating surplus each quarter in an amount equal to $0.425 per common unit, which amount is defined in our partnership agreement as the minimum quarterly distribution, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. These units are deemed “subordinated” because for a period of time, referred to as the subordination period, the subordinated units will not be entitled to receive any distributions until the common units have received the minimum quarterly distribution plus any arrearages from prior quarters. Furthermore, no arrearages will be paid on the subordinated units. The practical effect of the subordinated units is to increase the likelihood that during the subordination period there will be available cash to be distributed on the common units. On January 21, 2016, the Partnership announced a cash distribution of $0.525 per unit on its common and subordinated units. This fourth quarter distribution corresponds to an annualized distribution rate of $2.10 per unit. The distribution will be paid on February 12, 2016 to unitholders of record as of the close of business on February 2, 2016. USA Compression Holdings elected to reinvest all of this distribution with respect to their units pursuant to the DRIP. All of our outstanding subordinated units will convert to common units on a one-for-one basis on February 16, 2016 upon the payment of our quarterly distribution on February 12, 2016.

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

The IDRs represent the right to receive increasing percentages (13.0%, 23.0% and 48.0%) of quarterly distributions of available cash from operating surplus after the minimum quarterly distribution and the target distribution levels have been achieved. Our general partner currently holds the IDRs, but may transfer these rights separately from its General Partner Interest and without the consent of our limited partners.

Issuer Purchases of Equity Securities

None.

Sales of Unregistered Securities; Use of Proceeds from Sale of Securities

None.

Equity Compensation Plan

For disclosures regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12 (“Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters”).

ITEM 6.Selected Financial Data

SELECTED HISTORICAL FINANCIAL DATA

In the table below we have presented certain selected financial data for USA Compression Partners, LP for each of the five years in the period ended December 31, 2015, which has been derived from our audited consolidated financial statements. The following information should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements contained in Part II, Item 7.

The following table includes the non-GAAP financial measure of gross operating margin, Adjusted EBITDA and Distributable Cash Flow (or “DCF”). For definitions of Gross Operating Margin, Adjusted EBITDA and DCF, and reconciliations to such measures to their most directly comparable financial measures calculated and presented in accordance with GAAP, please read “Non-GAAP Financial Measures” below.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except for unit amounts)
Revenues:
Contract operations	$263,816	$217,361	$150,360	$116,373	$93,896
Parts and service	6,729	4,148	2,558	2,414	4,824
Total revenues	270,545	221,509	152,918	118,787	98,720
Costs of operations, exclusive of depreciation and amortization:
Cost of operations	81,539	74,035	48,097	37,796	39,605
Gross operating margin (1)	189,006	147,474	104,821	80,991	59,115
Other operating and administrative costs and expenses:
Selling, general and administrative	40,950	38,718	27,587	18,269	12,726
Restructuring charges (2)	—	—	—	—	300
Depreciation and amortization	85,238	71,156	52,917	41,880	32,738
Loss (gain) of sale of assets	(1,040)	(2,233)	284	266	178
Impairment of compression equipment	27,274	2,266	203	—	—
Impairment of goodwill	172,189	—	—	—	—
Total other operating and administrative costs and expenses	324,611	109,907	80,991	60,415	45,942
Operating income (loss)	(135,605)	37,567	23,830	20,576	13,173
Other income (expense):
Interest expense, net	(17,605)	(12,529)	(12,488)	(15,905)	(12,970)
Other	22	11	9	28	21
Total other expense	(17,583)	(12,518)	(12,479)	(15,877)	(12,949)
Income (loss) before income tax expense	(153,188)	25,049	11,351	4,699	224
Income tax expense	1,085	103	280	196	155
Net income (loss)	(154,273)	24,946	11,071	4,503	69
Adjusted EBITDA (1)	$153,572	$114,409	$81,130	$63,484	$51,285
DCF (1)(3)	$120,850	$85,927	$56,210	$34,928	$22,789

Net income (loss) per common unit:
Basic	$(3.15)	$0.60	$0.32	$—	$—
Diluted	$(3.15)	$0.60	$0.32	$—	$—
Cash distributions declared per common unit:	$2.09	$2.01	$1.73	$—	$—

Other Financial Data:
Capital expenditures (4)	285,054	387,914	159,547	179,977	133,264
Cash flows provided by (used in):
Operating activities	117,401	101,891	68,190	41,974	33,782
Investing activities	(278,158)	(380,523)	(153,946)	(178,589)	(140,444)
Financing activities	160,758	278,631	85,756	136,618	106,662

Balance Sheet Data (at period end):
Working capital (5)	$(8,455)	$(44,064)	$(24,177)	$(12,076)	$(11,295)
Total assets	1,509,771	1,516,482	1,185,884	872,645	727,876
Long-term debt	729,187	594,864	420,933	502,266	363,773
Partners' equity	718,288	839,520	707,727	343,526	339,023

(1)	Please refer to “—Non-GAAP Financial Measures” section below.

(2)

During the year ended December 31, 2011, we incurred $0.3 million of restructuring charges for severance and retention benefits related to the termination of certain administrative employees. These charges are reflected as restructuring charges in our consolidated statement of operations. These restructuring charges were paid in 2012.

(3)

DCF was previously presented as Adjusted DCF.  The definition of DCF is identical to the definition of Adjusted DCF previously presented.  For the definition of DCF, please refer to “—Non-GAAP Financial Measures” section below.

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

The following table reconciles gross operating margin to operating income (loss), its most directly comparable GAAP financial measure, for each of the periods presented (in thousands):

	Year Ended December 31,
	2015	2014	2013	2012	2011
Revenues:
Contract operations	$263,816	$217,361	$150,360	$116,373	$93,896
Parts and service	6,729	4,148	2,558	2,414	4,824
Total revenues	270,545	221,509	152,918	118,787	98,720
Cost of operations, exclusive of depreciation and amortization	81,539	74,035	48,097	37,796	39,605
Gross operating margin	189,006	147,474	104,821	80,991	59,115
Other operating and administrative costs and expenses:
Selling, general and administrative	40,950	38,718	27,587	18,269	12,726
Restructuring charges	-	-	-	-	300
Depreciation and amortization	85,238	71,156	52,917	41,880	32,738
Loss (gain) on sale of assets	(1,040)	(2,233)	284	266	178
Impairment of compression equipment	27,274	2,266	203	-	-
Impairment of goodwill	172,189	-	-	-	-
Total other operating and administrative costs and expenses	324,611	109,907	80,991	60,415	45,942
Operating income (loss)	$(135,605)	$37,567	$23,830	$20,576	$13,173

Adjusted EBITDA

We define EBITDA as net income (loss) before net interest expense, depreciation and amortization expense, and income taxes. We define Adjusted EBITDA as EBITDA plus impairment of compression equipment, impairment of goodwill, interest income, unit-based compensation expense, restructuring charges, management fees, expenses under our operating lease with Caterpillar, certain transaction fees, loss (gain) on sale of assets, and transaction expenses. We view Adjusted EBITDA as one of our primary management tools, and we track this item on a monthly basis both as an absolute amount and as a percentage of revenue compared to the prior month, year-to-date, prior year and to budget. Adjusted EBITDA is used as a supplemental financial measure by our management and external users of our financial statements, such as investors and commercial banks, to assess:

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

Because we use capital assets, depreciation, impairment of compression equipment and the interest cost of acquiring compression equipment are also necessary elements of our costs. Expense related to unit-based compensation expense related to equity awards to employees is also a necessary component of our business. Therefore, measures that exclude these elements have material limitations. To compensate for these limitations, we believe that it is important to consider both net income (loss) and net cash provided by operating activities determined under GAAP, as well as Adjusted EBITDA, to evaluate our financial performance and our liquidity. Our Adjusted EBITDA excludes some, but not all, items that affect net income (loss) and net cash provided by operating activities, and these measures may vary among companies. Management compensates for the limitations of Adjusted EBITDA as an analytical tool by reviewing the comparable GAAP measures, understanding the differences between the measures and incorporating this knowledge into management’s decision making processes.

The following table reconciles Adjusted EBITDA to net income (loss) and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Year Ended December 31,
	2015	2014	2013	2012	2011
Net income (loss)	$(154,273)	$24,946	$11,071	$4,503	$69
Interest expense, net	17,605	12,529	12,488	15,905	12,970
Depreciation and amortization	85,238	71,156	52,917	41,880	32,738
Income taxes	1,085	103	280	196	155
EBITDA	$(50,345)	$108,734	$76,756	$62,484	$45,932
Impairment of compression equipment (1)	27,274	2,266	203	-	-
Impairment of goodwill (2)	172,189	-	-	-	-
Interest income on capital lease	1,631	1,274	-	-	-
Unit-based compensation expense (3)	3,863	3,034	1,343	-	-
Equipment operating lease expense (4)	-	-	-	-	4,053
Riverstone management fee (5)	-	-	49	1,000	1,000
Restructuring charges (6)	-	-	-	-	300
Transaction expenses for acquisitions (7)	-	1,299	2,142	-	-
Loss (gain) on sale of assets and other	(1,040)	(2,198)	637	-	-
Adjusted EBITDA	$153,572	$114,409	$81,130	$63,484	$51,285
Interest expense, net	(17,605)	(12,529)	(12,488)	(15,905)	(12,970)
Income tax expense	(1,085)	(103)	(280)	(196)	(155)
Interest income on capital lease	(1,631)	(1,274)	-	-	-
Equipment operating lease expense	-	-	-	-	(4,053)
Riverstone management fee	-	-	(49)	(1,000)	(1,000)
Restructuring charge	-	-	-	-	(300)
Transaction expenses for acquisitions	-	(1,299)	(2,142)	-	-
Amortization of deferred financing costs and other	1,702	1,189	1,839	(58)	(920)
Changes in operating assets and liabilities	(17,552)	1,498	180	(4,351)	1,895
Net cash provided by operating activities	$117,401	$101,891	$68,190	$41,974	$33,782

(1)	Represents non-cash charges incurred to write down long-lived assets with recorded values that are not expected to be recovered through future cash flows.

(2)

For further discussion of our goodwill impairment recorded for the year ended December 31, 2015, please refer to Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Goodwill Impairment Assessments”).

(3)

For the years ended December 31, 2015, 2014 and 2013, unit-based compensation expense included $0.9 million, $0.5 million and $0, respectively, of cash payments related to quarterly payments of distribution equivalent rights on outstanding phantom unit awards and $0.2 million, $0.3 million and $0, respectively, related to the cash portion of any settlement of phantom unit awards upon vesting. The remainder of the unit-based compensation expense for 2015 and 2014 is related to non-cash adjustments to the unit-based compensation liability, and for 2013 is related to the non-cash amortization of unit-based compensation in equity.

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

(5)

Represents management fees paid to Riverstone for services performed during 2013, 2012 and 2011. We are no longer responsible for these fees following the closing of our initial public offering in January 2013.  As such, we believe it is useful to investors to view our results excluding these fees.

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

(7)

Represents the S&R Acquisition expenses incurred along with certain transaction expenses related to potential acquisitions and other items. The Partnership believes it is useful to investors to exclude these fees.

Distributable Cash Flow

We define DCF as net income (loss) plus non-cash interest expense, non-cash income tax expense, depreciation and amortization expense, unit-based compensation expense, impairment of compression equipment, impairment of goodwill, certain transaction fees, and (gain) loss on sale of equipment, less maintenance capital expenditures. The definition of DCF is identical to the definition of Adjusted DCF previously presented.

We believe DCF is an important measure of operating performance because it allows management, investors and others to compare basic cash flows we generate (prior to the establishment of any retained cash reserves by our general partner and the effect of the DRIP) to the cash distributions we expect to pay our unitholders. Using DCF, management can quickly compute the coverage ratio of estimated cash flows to planned cash distributions.

DCF should not be considered an alternative to, or more meaningful than, net income (loss), operating income (loss), cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP as measures of operating performance and liquidity. Moreover, our DCF as presented may not be comparable to similarly titled measures of other companies.

Because we use capital assets, depreciation and impairment of compression equipment, (gain) loss on sale of assets, and maintenance capital expenditures are necessary elements of our costs. Expense related to unit-based compensation expense related to equity awards to employees is also a necessary component of our business. Therefore, measures that exclude these elements have material limitations. To compensate for these limitations, we believe that it is important to consider both net income (loss) and net cash provided by operating activities determined under GAAP, as well as DCF, to evaluate our financial performance and our liquidity. Our DCF excludes some, but not all, items that affect net income (loss) and net cash provided by operating activities, and these measures may vary among companies. Management compensates for the limitations of DCF as an analytical tool by reviewing the comparable GAAP measures, understanding the differences between the measures and incorporating this knowledge into management’s decision making processes.

The following table reconciles DCF to net income (loss) and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Year Ended December 31,
	2015	2014	2013	2012	2011
Net income (loss)	$(154,273)	$24,946	$11,071	$4,503	$69
Plus: Non-cash interest expense	1,702	1,224	2,201	1,855	(1,057)
Plus: Non-cash income tax expense	874	-	-	-	-
Plus: Depreciation and amortization	85,238	71,156	52,917	41,880	32,738
Plus: Unit-based compensation expense (1)	3,863	3,034	1,343	-	-
Plus: Impairment of compression equipment	27,274	2,266	203	-	-
Plus: Impairment of goodwill	172,189	-	-	-	-
Plus: Transaction expenses for acquisitions (2)	-	1,299	2,142	-	-
Plus: Loss (gain) on sale of assets and other	117	(2,198)	637	-	-
Less: Maintenance capital expenditures (3)	(16,134)	(15,800)	(14,304)	(13,310)	(8,961)
DCF (4)	$120,850	$85,927	$56,210	$34,928	$22,789
Plus: Maintenance capital expenditures	16,134	15,800	14,304	13,310	8,961
Plus: Net gain on change in fair value of interest rate swap	-	-	-	(2,180)	(2,629)
Plus: Change in working capital	(17,552)	1,498	180	(4,351)	1,897
Less: Transaction expenses for acquisitions	-	(1,299)	(2,142)	-	-
Less: Other	(2,031)	(35)	(362)	267	2,764
Net cash provided by operating activities	$117,401	$101,891	$68,190	$41,974	$33,782

(1)

For the years ended December 31, 2015, 2014 and 2013, unit-based compensation expense includes $0.9 million, $0.5 million and $0, respectively, of cash payments related to quarterly payments of distribution equivalent rights on phantom unit awards and $0.2 million, $0.3 million and $0, respectively, related to the cash portion of any settlement of phantom units upon vesting. The remainder of the unit-based compensation expense for 2015 and 2014 is related to non-cash adjustments to the unit-based compensation liability, and for 2013 is related to the non-cash amortization of unit-based compensation in equity.

(2)

Represents the S&R Acquisition expenses incurred along with certain transaction expenses related to potential acquisitions and other items.  The Partnership believes it is useful to investors to exclude these fees.

(3)

Reflects maintenance capital expenditures for the period presented. Maintenance capital expenditures are capital expenditures made to maintain the operating capacity of our assets and extend their useful lives, to replace partially or fully depreciated assets or other capital expenditures that are incurred in maintaining our existing business and related operating income.

(4)	DCF was previously presented as Adjusted DCF.

Coverage Ratios

DCF Coverage Ratio is defined as DCF less cash distributions to the Partnership’s general partner and IDRs, divided by distributions declared to limited partner unitholders for the period. Cash Coverage Ratio is defined as DCF less cash distributions to the Partnership’s general partner and IDRs divided by cash distributions paid to limited partner unitholders, after taking into account the non-cash impact of the DRIP. We believe DCF Coverage Ratio and Cash Coverage Ratio are important measures of operating performance because they allow management, investors and others to gauge our ability to pay cash distributions to limited partner unitholders using the cash flows that we generate. Our DCF Coverage Ratio and Cash Coverage Ratio as presented may not be comparable to similarly titled measures of other companies.

The following table summarizes certain coverage ratios for the periods presented (dollars in thousands).

	Year Ended December 31,
	2015	2014	2013
DCF (1)	$120,850	$85,927	$56,210
General partner interest in DCF	2,658	1,947	1,188
Pre-IPO DCF	-	-	2,323
DCF attributable to limited partner interest	$118,192	$83,980	$52,699

Distributions for DCF coverage ratio (2)	$101,266	$85,098	$55,961

Distributions reinvested in the DRIP (3)	$55,489	$52,556	$36,694

Distributions for Cash Coverage Ratio (4)	$45,777	$32,542	$19,267

DCF Coverage Ratio (5)	1.17	0.99	0.94

Cash Coverage Ratio (6)	2.58	2.58	2.74

(1)	DCF was previously presented as Adjusted DCF.

(2)

Represents distributions to the holders of the Partnership’s units, after giving effect to the weighted average common units outstanding, due to our May 2014 and September 2015 public equity offerings and S&R Acquisition in August 2013, for the years ended December 31, 2015, 2014 and 2013, as applicable.

(3)	Represents distributions to holders enrolled in the DRIP as of the record date for each period.

(4)

Represents cash distributions declared for common and subordinated units not participating in the DRIP, after giving effect to the weighted average of units outstanding for each period due to our May 2014 and September 2015 public equity offerings and the S&R Acquisition, as applicable, for the years ended December 31, 2015, 2014 and 2013.

(5)

For the years ended December 31, 2015,  2014 and 2013, the DCF Coverage Ratio based on units outstanding at the respective record dates was 1.15x, 0.97x and 0.91x, respectively. For the year ended December 31, 2013, pre-initial public offering DCF was not included in the calculation for the DCF Coverage Ratio.

(6)

For the years ended December 31, 2015, 2014 and 2013, the Cash Coverage Ratio based on units outstanding at the respective record dates was 2.48x, 2.46x and 2.74x, respectively.  For the year ended December 31, 2013, pre-initial public offering DCF was not included in the calculation for the Cash Coverage Ratio.

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

Overview

We provide compression services in a number of shale plays throughout the U.S., including the Utica, Marcellus, Permian Basin, Delaware Basin, Eagle Ford, Mississippi Lime, Granite Wash, Woodford, Barnett, Haynesville, Niobrara and Fayetteville shales. The demand for our services is driven by the domestic production of natural gas and crude oil; as such, we have focused our activities in areas of attractive production growth, which are generally found in these shale and unconventional resource plays.  According to recent studies promulgated by the Energy Information Agency (“EIA”), the overall natural gas production and transportation volumes from domestic shale plays are expected to increase over the long term due to the comparably attractive economic returns versus returns achieved in many conventional basins. Furthermore, the changes in production volumes and pressures of shale plays over time require a wider range of compression services than in conventional basins. We believe the flexibility of our compression units positions us well to meet these changing operating conditions. While our business focuses largely on compression services serving infrastructure installations, including centralized natural gas gathering systems and processing facilities, which utilize large horsepower compression units, typically in shale plays, we also provide compression services in more mature conventional basins, including gas lift applications on crude oil wells targeted by horizontal drilling techniques. Gas lift and other artificial lift technologies are critical to the enhancement of production of oil from horizontal wells operating in tight shale plays. Gas lift is a process by which natural gas is injected into the production tubing of an existing producing well, thus reducing the hydrostatic pressure and allowing the oil to flow at a higher rate.

General Trends and Outlook

Since late 2014, both crude oil and natural gas prices have declined significantly and have remained depressed. Our business depends on the production of natural gas and crude oil. While our business does not have direct exposure to commodity prices, the current price environment has resulted in a slowdown in activity in many domestic producing regions, particularly in those plays where producers target oil or other liquids and natural gas plays with relatively higher production costs. We believe this decreased level of operating activity has led, and could continue to lead, to less, or more delayed, incremental demand for compression services than in the recent past. However, existing production will continue to require compression, so we expect our customers will continue to seek our infrastructure-oriented compression services.

A significant amount of our assets is utilized in natural gas infrastructure applications, primarily in centralized gathering systems and processing facilities. Given the project nature of these applications and long-term investment horizon of our customers, we have generally experienced stability in rates and higher sustained utilization rates relative to other businesses more tied to drilling activity and wellhead economics. As a result of the slowdown in new drilling activity in certain operating areas, as well as slowing or flattening of production growth in other areas, we expect to see and are experiencing pressure on service rates for new and existing services and a decline in utilization relative to the recent past. In addition, a small portion of our fleet is used in connection with crude oil production using horizontal drilling techniques.  Given the more pronounced decrease in the price of crude oil, we have also experienced pressure on service rates from our customers in gas lift applications, and expect that this trend could continue if prices remain depressed and activity levels remain low. For those gas lift contracts where we have made rate concessions, we have typically been able to secure some combination of future order commitments and exclusive service provider status agreements from our customers to help offset the decrease in pricing.

We continue to monitor developments in our customer base, and we believe that there will continue to be demand for our services given the necessity of compression services in allowing for the transportation and processing of natural gas as well as the production of crude oil, although management cannot predict any possible changes in such demand with reasonable certainty.  The steep decline in commodity prices has caused many of our customers to reconsider near-

term capital budgets as well as to reexamine and optimize their compression needs, which impacts the associated demand for compression related to large-scale natural gas infrastructure and crude oil production activities. Due to the general slowdown in new activity and this lack of visibility as to our customers’ needs in 2016, we intend to significantly scale back capital spending for new compression units and continue to focus on keeping our existing fleet of infrastructure-oriented equipment highly utilized. We intend to direct our growth opportunities to the projects with the highest economic returns – typically represented by the large horsepower units that tend to generate higher margins and command longer contract terms. Additionally, we plan to utilize currently idle or recently-returned and refurbished compression units to meet customer demand, to the extent possible. However, in the event that commodity prices and activity levels rebound quickly, we believe we will be able to quickly respond to such changes in demand given current general compression equipment trends, including lead times and fabrication capacity. Although lead-times for new engines and new compressor frames have in the past been in excess of one year, lead-times for such components are currently substantially shorter, and our fabricators have generally had ample availability in their queues.

Our ability to increase our revenues is dependent in large part on our ability to add new revenue generating compression units to our fleet while maintaining our utilization and contract rates. For the year ended December 31, 2015, we increased our fleet size while maintaining high utilization and economically attractive service rates.  Revenue generating horsepower increased by 5.4% from December 31, 2014 to December 31, 2015.  Average revenue generating horsepower increased by 17.3% from the year ended December 31, 2014 to the year ended December 31, 2015.  Average revenue per revenue generating horsepower per month increased approximately 2% from the year ended December 31, 2014 to the year ended December 31, 2015. Average utilization decreased approximately 4% from the year ended December 31, 2014 to the year ended December 31, 2015.  The decrease in utilization is attributable to both an increase in the amount of time contracting new compression units and an increase in the amount of compression units returned to us.  We believe this is the result of a delay in planned projects of certain of our customers and continued optimization of existing compression service requirements.

The EIA has projected that natural gas production growth will continue in the coming years due to increases in drilling efficiencies as well as a backlog of drilled but uncompleted wells in major supply areas, such as the Marcellus Shale. Additionally, according to the EIA, domestic exports, both to Mexico and through the start-up of various liquefied natural gas (“LNG”) projects in late 2015 and beyond, will increase and this increased demand should keep pace with increasing supply growth. The EIA projects that approximately 70% of the increase in natural gas production through 2040 will come from shale plays, which typically require greater compression horsepower than conventional production.  We believe this long-term increasing demand for natural gas will create increasing demand for compression services, for both existing natural gas fields as they age and for the development of new natural gas fields. In the short-term, changes in natural gas pricing, based primarily upon the supply of natural gas, will affect the development activities of natural gas producers based upon the costs associated with finding and producing natural gas in the particular natural gas and oil fields in which they are active. Although declines in natural gas prices have a negative effect on the development activity in natural gas fields, periods of lower development activity tend to place emphasis on improving production efficiency. As a result of our commitment to providing a high level of availability of the equipment used to provide compression services, we believe our service run times position us to satisfy the needs of our customers.

The continued development of horizontal drilling, particularly in crude oil wells, has allowed producers to produce incremental volumes of crude oil from tight oil formations. We believe that our flexible fleet of smaller horsepower units that are primarily utilized in gas lift applications will enable us to capitalize on this market demand. While the sharp decline in global crude oil prices has led to a decline in overall drilling activity, domestic producers’ efficiency gains and drilling and completion cost reductions have resulted in a slower corresponding decline in crude oil production. After overall domestic crude oil production began to fall in mid-2015, the EIA now expects domestic crude production to continue to decline through 2017. However, it expects to see continued drilling activity in the core areas of the major tight oil plays in 2016, due to the economic benefit of the aforementioned efficiency gains and declines in drilling and completion costs.

Operating Highlights

The following table summarizes certain horsepower and horsepower utilization percentages for the periods presented.

	Year Ended December 31,			Percent Change
Operating Data (unaudited):	2015	2014	2013	2015	2014
Fleet horsepower (at period end) (1)	1,712,196	1,549,020	1,202,374	10.5%	28.8%
Total available horsepower (at period end) (2)	1,712,196	1,623,400	1,278,829	5.5%	26.9%
Revenue generating horsepower (at period end) (3)	1,424,537	1,351,052	1,070,457	5.4%	26.2%
Average revenue generating horsepower (4)	1,408,689	1,200,851	902,168	17.3%	33.1%
Average revenue per revenue generating horsepower per month	$15.90	$15.57	$14.15	2.1%	10.0%
Revenue generating compression units (at period end)	2,737	2,651	2,137	3.2%	24.1%
Average horsepower per revenue generating compression unit (5)	517	505	720	2.4%	(29.9)%
Horsepower utilization (6):
At period end	89.2%	93.6%	94.1%	(4.7)%	(0.5)%
Average for the period (7)	90.5%	94.0%	93.8%	(3.7)%	0.2%

(1)	Fleet horsepower is horsepower for compression units that have been delivered to us (and excludes units on order). As of December 31, 2015, we had 15,400 horsepower on order for delivery during 2016.
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
(6)

Horsepower utilization is calculated as (i) the sum of (a) revenue generating horsepower, (b) horsepower in our fleet that is under contract but is not yet generating revenue, and (c) horsepower not yet in our fleet that is under contract, not yet generating revenue and that is subject to a purchase order, divided by (ii) total available horsepower less idle horsepower that is under repair. Horsepower utilization based on revenue generating horsepower and fleet horsepower at each applicable period end was 83.2%, 87.2% and 89.0%, for the years ended December 31, 2015, 2014 and 2013, respectively.

(7)

Calculated as the average utilization for the months in the period based on utilization at the end of each month in the period.  Average horsepower utilization based on revenue generating horsepower was 85.1%, 87.3% and 87.3% for each year ended December 31, 2015, 2014 and 2013, respectively.

The 10.5% increase in fleet horsepower as of December 31, 2015 over the fleet horsepower as of December 31, 2014 was attributable to new compression units added to our fleet to meet anticipated demand by new and current customers. The 5.4% increase in revenue generating horsepower as of December 31, 2015 over December 31, 2014 was primarily due to organic growth in our active fleet. The 2.4% increase in average horsepower per revenue generating compression unit as of December 31, 2015 over December 31, 2014 was primarily due to the addition of large horsepower compression units in the operating fleet over the year ended December 31, 2015.

The 28.8% increase in fleet horsepower as of December 31, 2014 over the fleet horsepower as of December 31, 2013 was attributable to new compression units added to our fleet to meet the incremental demand by new and current customers.  The 26.2% increase in revenue generating horsepower as of December 31, 2014 over December 31, 2013 was primarily due to organic growth in our large horsepower fleet. The 29.9% decrease in average horsepower per revenue generating compression unit as of December 31, 2014 over December 31, 2013 was primarily due to the addition of a fleet of smaller horsepower units in connection with the S&R Acquisition in the fourth quarter of 2013, which had the effect of decreasing the average horsepower per revenue generating compression unit over the year ended December 31, 2014.

	Year Ended December 31,					Percent Change
Other Financial Data: (1)	2015		2014		2013	2015	2014
	(in thousands)
Gross operating margin	$189,006		$147,474		$104,821	28.2%	40.7%
Gross operating margin percentage (2)	69.9%		66.6%		68.5%	4.9%	(2.9)%
Adjusted EBITDA	$153,572		$114,409		$81,130	34.2%	41.0%
Adjusted EBITDA percentage (2)	56.8%		51.6%		53.1%	9.9%	(2.6)%
DCF (3)	$120,850		$85,927		$56,210	40.6%	52.9%
DCF Coverage Ratio (3)	1.17	x	0.99	x	0.94	18.3%	4.8%
Cash Coverage Ratio	2.58	x	2.58	x	2.74	0.0%	(5.6)%

(1)

Gross operating margin, Adjusted EBITDA, DCF,  DCF Coverage and Cash Coverage are all non-GAAP financial measures. Definitions of each measure, as well as reconciliations of each measure to its most directly comparable financial measurer(s) calculated and presented in accordance with GAAP, can be found under the caption “Non-GAAP Financial Measures” in Part II, Item 6.

(2)	Gross operating margin percentage and Adjusted EBITDA percentage are calculated as a percentage of revenue.

(3)

DCF and DCF Coverage Ratio were previously presented as Adjusted DCF and Adjusted DCF Coverage Ratio, respectively.  The definitions of DCF and DCF Coverage Ratio are identical to the definition of Adjusted DCF and Adjusted DCF Coverage Ratio, respectively, as previously presented.  Definitions of DCF and DCF Coverage Ratio can be found under the caption “Non-GAAP Financial Measures” in Part II, Item 6.

Adjusted EBITDA.   The increase in Adjusted EBITDA during the year ended December 31, 2015 was primarily attributable to higher gross operating margin as a result of a 17.3% increase in average revenue generating horsepower during 2015 and an approximate 3.3% increase in gross operating margin percentage due primarily to certain cost savings initiatives, timing of certain preventative maintenance activities and lower fuel costs.

The increase in Adjusted EBITDA during the year ended December 31, 2014 was primarily attributable to higher gross operating margin as a result of a 33.1% increase in average revenue generating horsepower during 2014 and a full year impact of the horsepower added in 2013 both organically and through the S&R Acquisition, partially offset by higher selling, general and administrative expense.

Distributable Cash Flow.  The increase in DCF during the year ended December 31, 2015 was primarily due to increases in the gross operating margin as a result of a 17.3% increase in average revenue generating horsepower during 2015 and an approximate 3.3% increase in gross operating margin percentage due primarily to certain cost savings initiatives, timing of certain preventative maintenance activities and lower fuel costs, partially offset by higher selling, general and administrative expense, higher maintenance capital expenditures, and higher cash interest expense, net.

The increase in DCF during the year ended December 31, 2014 was primarily due to increases in the gross operating margin as a result of a 33.1% increase in average revenue generating horsepower during 2014 and a full year impact of the horsepower added in 2013 both organically and through the S&R Acquisition, partially offset by higher selling, general and administrative expense, higher maintenance capital expenditures, and higher cash interest expense, net.

Financial Results of Operations

Year ended December 31, 2015 compared to the year ended December 31, 2014

The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Year Ended December 31,		Percent
	2015	2014	Change
Revenues:
Contract operations	$263,816	$217,361	21.4%
Parts and service	6,729	4,148	62.2%
Total revenues	270,545	221,509	22.1%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	81,539	74,035	10.1%
Gross operating margin	189,006	147,474	28.2%
Other operating and administrative costs and expenses:
Selling, general and administrative	40,950	38,718	5.8%
Depreciation and amortization	85,238	71,156	19.8%
Loss (gain) on sale of assets	(1,040)	(2,233)	(53.4)%
Impairment of compression equipment	27,274	2,266	1,103.6%
Impairment of goodwill	172,189	-	*
Total other operating and administrative costs and expenses	324,611	109,907	195.4%
Operating income (loss)	(135,605)	37,567	(461.0)%
Other income (expense):
Interest expense, net	(17,605)	(12,529)	40.5%
Other	22	11	100.0%
Total other expense	(17,583)	(12,518)	40.5%
Income (loss) before income tax expense	(153,188)	25,049	(711.6)%
Income tax expense	1,085	103	953.4%
Net income (loss)	$(154,273)	$24,946	(718.4)%

* Not meaningful.

Contract operations revenue.  During 2015, we experienced an increase in demand for our compression services driven by an increase in overall natural gas production in the U.S., resulting in a 17.3% increase in average revenue generating horsepower and a $46.5 million increase in our contract operations revenue.  Average revenue per revenue generating horsepower per month increased from $15.57 for the year ended December 31, 2014 to $15.90 for the year ended December 31, 2015, an increase of 2.1%, attributable, in part, to growth in the small horsepower fleet, which earns higher revenue per horsepower, in addition to improved pricing in the large horsepower fleet. Because the demand for our services is driven primarily by production of natural gas, we focus our activities in areas of attractive growth, which are generally found in certain shale and unconventional resource plays, as discussed above under the heading “Overview.”

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

Cost of operations, exclusive of depreciation and amortization. The $7.5 million increase in cost of operations was primarily attributable to the increase in our active fleet size due to organic growth. Certain cost increases consisted of (1) a $3.9 million increase in direct labor expenses, (2) a $3.1 million increase in direct expenses such as parts and service expenses, which have a corresponding increase in parts and service revenue, and (3) a $1.9 million increase in indirect expenses, the majority of which were higher property taxes, offset by a $1.1 million decrease in fuel costs.

Gross operating margin. The $41.5 million increase in gross operating margin was due to higher revenues partially offset by higher operating expenses during the year ended December 31, 2015. The 3.3% increase in gross operating margin percentage from 66.6% for the year ended December 31, 2014 to 69.9% for the year ended December 31, 2015 was attributable to (1) certain cost savings initiatives, (2) timing of certain preventative maintenance activities and (3) lower fuel costs.

Selling, general and administrative expense.  The $2.2 million increase in selling, general and administrative expense for the year ended December 31, 2015 was primarily attributable to a $3.0 million increase in salaries and benefits expenses and a $1.5 million increase in bad debt expense offset by a $1.3 million decrease in transaction expenses and a $1.0 million decrease in professional fees.

Depreciation and amortization expense. The $14.1 million increase in depreciation expense was related to an increase in gross property and equipment balances during the year ended December 31, 2015 compared to gross balances during the year ended December 31, 2014.  There is no variance in amortization expense between the periods, as intangible assets are amortized on a straight-line basis and there has been no change in gross identifiable intangible assets between the periods.

(Gain) on sale of assets.  The $1.0 million gain on sale of assets during the year ended December 31, 2015 was primarily attributable to $1.2 million cash insurance recoveries on previously impaired compression equipment received during the year and $1.1 million gain on sale of 18 units, or 7,200 horsepower, offset by $1.3 million of losses incurred in the disposal of various unit and non-unit assets.

Impairment of compression equipment.  A majority of the $27.3 million impairment charge during the year ended December 31, 2015 resulted from our evaluation of the future deployment of our current idle fleet under the current market conditions.  As a result of our evaluation during the second quarter of 2015, we determined to retire and either sell or re-utilize the key components of 166 compressor units, or approximately 58,000 horsepower, that had been previously used to provide compression services in our business.

Goodwill impairment. During the fourth quarter of 2015, we recorded a $172.2 million impairment of goodwill due primarily to the decline in our unit price, the sustained decline in global commodity prices, expected reduction in the capital budgets of certain of our customers and the impact these factors have on our expected future cash flows.  There was no impairment of goodwill for the year ended December 31, 2014.

Interest expense, net.  The $5.1 million increase in interest expense, net was primarily attributable to the impact of an approximately  $224.6 million increase in average outstanding borrowings under our revolving credit facility,  in which average borrowings were $723.3 million for the year ended December 31, 2015 compared to $498.7 million for the year ended December 31, 2014.  Our revolving credit facility had an interest rate of 2.26% and 2.16%  at December 31, 2015 and 2014, respectively, and an average interest rate of 2.24% and 2.22% during December 31, 2015 and 2014, respectively.

Income tax expense.  This line item represents the Revised Texas Franchise Tax (“Texas Margin Tax”).  The increase in income tax expense for the year ended December 31, 2015 compared to December 31, 2014 was primarily associated with the establishment of a deferred tax liability reflecting the book/tax basis difference in our property and equipment.

Year ended December 31, 2014 compared to the year ended December 31, 2013

The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Year Ended December 31,		Percent
	2014	2013	Change
Revenues:
Contract operations	$217,361	$150,360	44.6%
Parts and service	4,148	2,558	62.2%
Total revenues	221,509	152,918	44.9%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	74,035	48,097	53.9%
Gross operating margin	147,474	104,821
Other operating and administrative costs and expenses:
Selling, general and administrative	38,718	27,587	40.3%
Depreciation and amortization	71,156	52,917	34.5%
Loss (gain) on sale of assets	(2,233)	284	(886.3)%
Impairment of compression equipment	2,266	203	1,016.3%
Total other operating and administrative costs and expenses	109,907	80,991	35.7%
Operating income	37,567	23,830	57.6%
Other income (expense):
Interest expense	(12,529)	(12,488)	0.3%
Other	11	9	22.2%
Total other expense	(12,518)	(12,479)	0.3%
Income before income tax expense	25,049	11,351	120.7%
Income tax expense	103	280	(63.2)%
Net income	$24,946	$11,071	125.3%

Contract operations revenue. During 2014, we saw an increase in overall natural gas activity in the U.S. and experienced an increase in demand for our compression services.  Because the demand for our services is driven primarily by production of natural gas, we focus our activities in areas of attractive growth, which are generally found in certain shale and unconventional resource plays, as discussed above under the heading “Overview.”  The 33.1% increase in average revenue generating horsepower was primarily due to organic growth along with the full year impact of the addition of assets in connection with the S&R Acquisition in August 2013. Average revenue per revenue generating horsepower per month increased by 10.0%, primarily due to higher revenue per horsepower per month from the full year impact of the addition of smaller horsepower compression units in connection with the S&R Acquisition and organic growth thereafter. Smaller horsepower compression units typically generate higher revenue per horsepower per month than large horsepower compression units. The 24.1% increase in revenue generating compression units and the 26.2% increase in revenue generating horsepower as of December 31, 2014 was primarily due to organic growth.

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

Income tax expense. This line item represents the Texas Margin Tax. We incurred $102,738 and $279,972 in Texas Margin Tax for the years ended December 31, 2014 and 2013, respectively.

Liquidity and Capital Resources

Overview

We operate in a capital-intensive industry, and our primary liquidity needs are to finance the purchase of additional compression units and make other capital expenditures, service our debt, fund working capital, and pay distributions. Our principal sources of liquidity include cash generated by operating activities, borrowings under our revolving credit facility and issuances of debt and equity securities, including under the DRIP.

We believe cash generated by operating activities and, where necessary, borrowings under our revolving credit facility will be sufficient to service our debt, fund working capital, fund our estimated 2016 expansion capital expenditures and fund our maintenance capital expenditures.  Because we distribute all of our available cash, which excludes prudent operating reserves, we expect to fund any future expansion capital expenditures or acquisitions primarily with capital from external financing sources, such as borrowings under our revolving credit facility and issuances of debt and equity securities, including under the DRIP.

We are not aware of any regulatory changes or environmental liabilities that we currently expect to have a material impact on our current or future operations. Please see “—Capital Expenditures” below.

Cash Flows

The following table summarizes our sources and uses of cash for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net cash provided by operating activities	$117,401	$101,891	$68,190
Net cash used in investing activities	(278,158)	(380,523)	(153,946)
Net cash provided by financing activities	160,758	278,631	85,756

Net cash provided by operating activities.  The $15.5 million increase in net cash provided by operating activities from the year ended December 31, 2014 to the year ended December 31, 2015 relates primarily to a  $41.5 million increase in gross operating margin, offset by a $9.4 million increase in inventory purchases, a $6.0 million increase in payroll and benefits payments,  a $4.6 million increase in cash interest paid, $3.9 million increase in property tax payments, and a $1.4 million increase in selling, general and administrative expenses, excluding unit-based compensation expense.

Net cash provided by operating activities increased for the year ended December 31, 2014 from the year ended December 31, 2013. The increase relates primarily to higher gross operating margin offset by higher selling, general and administrative expenses.

Net cash used in investing activities. For the year ended December 31, 2015, net cash used in investing activities related primarily to purchases of new compression units and related equipment in response to increased demand for our services and maintenance capital expenditures made to maintain or replace existing assets and operating capacity, partially offset by $1.7 million of proceeds from the sale of equipment during 2015 and $1.2 million of proceeds from insurance recoveries on previously impaired compression units during 2015.

For the year ended December 31, 2014, net cash used in investing activities related primarily to the purchase of new compression units and related equipment in response to increased demand and maintenance capital expenditures made to maintain or replace existing assets and operating capacity, partially offset by $1.4 million of proceeds from the sale of equipment during 2014.

For the year ended December 31, 2013, net cash used in investing activities related primarily to the purchase of new compression units and maintenance capital expenditures made to maintain or replace existing assets and operating capacity, partially offset by $2.2 million of proceeds from the sale of equipment during 2013 and cash received as part of a purchase price adjustment related to the S&R Acquisition of $3.4 million during 2013.

Net cash provided by financing activities.  During 2015, we borrowed $134.3 million, on a net basis, primarily to support our purchases of new compression units and related equipment, as described above.  During September 2015, we completed a public equity offering and utilized net proceeds of $75.1 million to reduce indebtedness outstanding under our revolving credit facility.  Additionally, in January 2015, we paid various loan fees and incurred costs of $3.4 million related to an amendment to our revolving credit facility.  During 2015, we made cash distributions to our unitholders of $45.1 million.

For the year ended December 31, 2014, we borrowed $173.9 million, on a net basis, primarily to support our purchases of new compression units and related equipment, as described above. During May 2014, we completed an equity offering and utilized the net proceeds of $138.0 million to reduce indebtedness outstanding under our revolving credit facility. Additionally during 2014, we also made distributions to our unitholders of $32.3 million.

For the year ended December 31, 2013, we borrowed $81.3 million, on a net basis, primarily to support our purchases of new compression units and related equipment.  We utilized $180.6 million in proceeds from our initial public offering to reduce indebtedness outstanding under our revolving credit facility. During 2013, we also made distributions to our unitholders of $14.7 million.

Equity Offerings

On September 15, 2015, the Partnership closed a public offering of 4,000,000 common units at a price to the public of $19.33 per common unit.  The Partnership used the net proceeds of $74.4 million (net of underwriting discounts and commission and offering expenses) to reduce the indebtedness outstanding under our revolving credit facility.

On May 21, 2015, we issued 34,921 common units in a private placement to Argonaut for $0.7 million in a transaction that was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). We used the proceeds from the private placement for general partnership purposes.

In May 2014, the Partnership closed a public offering of 5,600,000 common units at a price to the public of $25.59 per common unit.  The Partnership used the net proceeds of $138.0 million (net of underwriting discounts and commission and offering expenses) to reduce the indebtedness outstanding under our revolving credit facility.  In connection with this offering, certain selling unitholders, including USA Compression Holdings and Argonaut, sold a combined total of 1,990,000 common units. We did not receive any proceeds from the common units sold by such selling unitholders.

Capital Expenditures

The compression business is capital intensive, requiring significant investment to maintain, expand and upgrade existing operations. Our capital requirements have consisted primarily of, and we anticipate that our capital requirements will continue to consist primarily of, the following:

•

maintenance capital expenditures, which are capital expenditures made to maintain the operating capacity of our assets and extend their useful lives, to replace partially or fully depreciated assets, or other capital expenditures that are incurred in maintaining our existing business and related operating income; and

•

expansion capital expenditures, which are capital expenditures made to expand the operating capacity or operating income capacity of assets, including by acquisition of compression units or through modification of existing compression units to increase their capacity, or to replace certain partially or fully depreciated assets that were not currently generating operating income.

We classify capital expenditures as maintenance or expansion on an individual asset basis. Over the long term, we expect that our maintenance capital expenditure requirements will continue to increase as the overall size and age of our fleet increases. Our aggregate maintenance capital expenditures for the years ended December 31, 2015 and 2014 were $16.1 million and $15.8 million, respectively.  We currently plan to spend approximately $15 million in maintenance capital expenditures during 2016.

Given the recent downturn in the energy industry described above under the heading “—General Trends and Outlook,” we anticipate that we will significantly reduce our 2016 expansion capital expenditures in comparison to our 2014 and 2015 capital expenditures.  Without giving effect to any equipment we may acquire pursuant to any future acquisitions, we currently have budgeted between  $40 million and $50 million in expansion capital expenditures during 2016.  Our expansion capital expenditures for the years ended December 31, 2015 and 2014 were $268.9 million and $372.1 million, respectively.

Revolving Credit Facility

As of December 31, 2015, we were in compliance with all of our covenants under our revolving credit facility.  As of December 31, 2015, we had outstanding borrowings under our revolving credit facility of $729.2 million, $370.8 million of borrowing base availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of  $101.0 million. The borrowing base consists of eligible accounts receivable, inventory and compression units. Financial covenants permit a maximum leverage ratio of 5.50 to 1.0 through the end of the fiscal quarter ending June 30, 2016 and 5.00 to 1.0 thereafter.  As of February 9, 2016, we had outstanding borrowings of $740.2 million.  We expect to remain in compliance with our covenants throughout 2016.  If our current cash flow projections prove to be inaccurate, we expect to be able to remain in compliance with such financial covenants by one or more of the following actions: issue equity in conjunction with the acquisition of another business; issue equity in a public or private offering; request a modification of our covenants from our bank group; reduce distributions from our current distribution rate or request an equity infusion pursuant to the terms of our revolving credit facility.

For a detailed description of our revolving credit facility including the covenants and restrictions contained therein, please refer to Note 8 to our consolidated financial statements.

Distribution Reinvestment Plan

During the year ended December 31, 2015, distributions of $56.9 million were reinvested under the DRIP resulting in the issuance of 3.1 million common units.  Such distributions are treated as non-cash transactions in the accompanying Consolidated Statements of Cash Flows included under Part IV, Item 15 of this report.

For a more detailed description of the DRIP, please refer to Note 9 to our consolidated financial statements.

Continuous Offering Program

On November 12, 2014, we entered into an Equity Distribution Agreement with the sales agents party thereto, which established our continuous offering program whereby we may issue common units having an aggregate offering amount of up to $150 million (the “COP”). We did not issue any common units or receive any proceeds under the COP in the year ended December 31, 2015.

Total Contractual Cash Obligations

The following table summarizes our total contractual cash obligations as of December 31, 2015:

	Payments Due by Period
					More than
Contractual Obligations	Total	1 year	2 - 3 years	4 - 5 years	5 years
	(in thousands)
Long-term debt (1)	$729,187	$—	$—	$729,187	$—
Interest on long-term debt obligations (2)	66,191	16,480	32,960	16,751	—
Equipment/capital purchases (3)	20,802	20,802	—	—	—
Operating lease obligations (4)	5,320	1,645	2,620	1,055	—
Total contractual cash obligations	$821,500	$38,927	$35,580	$746,993	$—

(1)	Represents future principal repayments under our revolving credit facility.

(2)	Represents future interest payments under our revolving credit facility based on the interest rate as of December 31, 2015 of 2.26%.

(3)	Represents commitments for new compression units that are being fabricated, and is a component of our overall projected expansion capital expenditures during 2016 of $40 million to $50 million.

(4)	Represents commitments for future minimum lease payments on noncancelable leases.

Effects of Inflation. Our revenues and results of operations have not been materially impacted by inflation and changing prices in the past three fiscal years.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing activities.    Please refer to Note 14 of our consolidated financial statements included in this report for a description of our commitments and contingencies.

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

Revenue Recognition

We recognize revenue using the following criteria: (i) persuasive evidence of an arrangement, (ii) delivery has occurred or services have been rendered, (iii) the customer’s price is fixed or determinable and (iv) collectability is reasonably assured.

Revenue from compression services is recognized as earned under our fixed-fee contracts. Compression services generally are billed monthly in advance of the service period, except for certain customers which are billed at the beginning of the service month.  Revenues are recognized as deferred revenue on the balance sheet until earned.

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

Goodwill—Impairment Assessments

We evaluate goodwill for impairment annually on October 1 of the fiscal year and whenever events or changes indicate that it is more likely than not that the fair value of our single business reporting unit could be less than its carrying value (including goodwill). The timing of the annual test may result in charges to our statement of operations in our fourth fiscal quarter that could not have been reasonably foreseen in prior periods.

We estimate the fair value of our reporting unit based on a number of factors, including the potential value we would receive if we sold the reporting unit, enterprise value, discount rates and projected cash flows. Estimating projected cash flows requires us to make certain assumptions as it relates to future operating performance. When considering operating performance, various factors are considered such as current and changing economic conditions and the commodity price environment, among others. Due to the imprecise nature of these projections and assumptions, actual results can and often do, differ from our estimates. If the growth assumptions embodied in the current year impairment testing prove inaccurate, we could incur an impairment charge in the future.

On October 1, 2015, we performed our annual goodwill impairment test. We updated our impairment test as of December 31, 2015 as certain potential impairment indicators were identified during the fourth quarter, specifically (1) the decline in the market price of the Partnership’s common units, (2) the sustained decline in global commodity prices, and (3) the decline in performance of the Alerian MLP Index, which indicated the reporting unit had a fair value that was less than its carrying value as of December 31, 2015. As described in Note 2, “Summary of Significant Accounting Policies – Goodwill,” we prepared a quantitative assessment as of December 31, 2015 which indicated that the calculated fair value was less than the carrying value.  We subsequently performed “Step 2” impairment test for our reporting unit which requires us to treat the business as if it had been acquired in a business combination as of December 31, 2015 and assign the fair value of the reporting unit to all of its assets and liabilities. The carrying value of the goodwill is compared to the new implied fair value of goodwill and an impairment is recognized for any amount the carrying value exceeds the implied fair value.  Based on that step two impairment test, we recognized a non-cash impairment charge of $172.2 million.  We had approximately $35.9 of goodwill remaining on the balance sheet as of December 31, 2015.

As discussed above, estimates of fair value can be affected by a variety of external and internal factors. The recent crude oil price volatility has caused disruptions in global energy industries and markets. Potential events or circumstances that could reasonably be expected to negatively affect the key assumptions we used in estimating the fair value of our reporting unit include the consolidation or failure of crude oil and natural gas producers, which may result in a smaller market for services and may cause us to lose key customers, and cost-cutting efforts by crude oil and natural gas producers, which may cause us to lose current or potential customers or achieve less revenue per customer. We continue to monitor the remaining $35.9 million of goodwill and if the estimated fair value of our reporting unit declines due to any of these or other factors, we may be required to record future goodwill impairment charges.

Long-Lived Assets

Long-lived assets, which include property and equipment, and intangible assets, comprise a significant amount of our total assets. Long-lived assets to be held and used by us are reviewed to determine whether any events or changes in circumstances, including the removal of compression units from our active fleet, indicate the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate the carrying amount of the asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flows analysis. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the estimated fair value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, is based on an estimate of discounted cash flows, the expected net sale proceeds compared to other similarly configured fleet units we recently sold, a review of other units recently offered for sale by third parties, or the estimated component value of similar equipment we plan to continue to use.  We recorded $27.3 million, $2.3 million and $0.2 million in impairment of compression equipment for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Allowances and Reserves

We maintain an allowance for bad debts based on specific customer collection issues and historical experience. The determination of the allowance for doubtful accounts requires us to make estimates and judgments regarding our customers’ ability to pay amounts due.  On an ongoing basis, we conduct an evaluation of the financial strength of our customers based on payment history, the overall business climate in which our customers operate and specific identification of customer bad debt and make adjustments to the allowance as necessary. The allowance for doubtful accounts was $2.1 million, $0.4 million and $0.2 million as of December 31, 2015, 2014 and 2013, respectively.

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

For more discussion on specific recent accounting pronouncements affecting us, please see Note 13 to our consolidated financial statements.

ITEM 7A.Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to any natural gas or crude oil in connection with our services and, accordingly, have no direct revenue exposure to fluctuating commodity prices. However, the demand for our compression services depends upon the continued demand for, and production of, natural gas and crude oil. Lower natural gas prices or crude oil prices over the long term could result in a decline in the production of natural gas or crude oil, which could result in reduced demand for our compression services. Please read Part I, Item 1A (“Risk Factors—Risks Related to Our Business”). We do not intend to hedge our indirect exposure to fluctuating commodity prices.    A 1% decrease in average revenue generating horsepower of our active fleet during the year ended December 31, 2015 would have resulted in a decrease of approximately $2.7 million and $1.9 million in our revenue and gross operating margin, respectively. Gross operating margin is a non-GAAP financial measure. For a reconciliation of gross operating margin to net income (loss), its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read Part II, Item 6 (“—Non-GAAP Financial

Measures”). Please also read Part I, Item 1A (“Risk Factors—Risks Related to Our Business—A long-term reduction in the demand for, or production of, natural gas or crude oil in the locations where we operate could adversely affect the demand for our services or the prices we charge for our services, which could result in a decrease in our revenues and cash available for distribution to unitholders”).

Interest Rate Risk

We are exposed to market risk due to variable interest rates under our financing arrangements.

As of December 31, 2015 we had approximately $729.2 million of variable-rate outstanding indebtedness at a weighted-average interest rate of 2.26%. A 1% increase in the effective interest rate on our variable-rate outstanding debt as of December 31, 2015 would result in an annual increase in our interest expense of approximately $7.3 million.

For further information regarding our exposure to interest rate fluctuations on our debt obligations, see Note 8 to our consolidated financial statements.  Although we do not currently hedge our variable rate debt, we may, in the future, hedge all or a portion of such debt.

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

ITEM 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2015 at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, our management believes that, as of December 31, 2015, our internal control over financial reporting was effective. This report does not include an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for emerging growth companies.

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

In addition, in October 2014, Mr. Chandler was appointed to serve on the board of directors and the audit committee of one of our customers.  For the year ended December 31, 2015, subsidiaries of this customer made compression service payments to us of approximately $8.8 million.  The board of directors of our general partner made a determination that the relationship with this customer did not preclude the independence of Mr. Chandler.

Audit Committee. The board of directors of our general partner has appointed an audit committee comprised solely of directors who meet the independence and experience standards established by the NYSE and the Exchange Act. The audit committee consists of Robert F. End, John D. Chandler and Forrest E. Wylie. Mr. Chandler serves as chairman of the audit committee.  The board of directors of our general partner has determined that Mr. Chandler is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of SEC Regulation S-K, and that each of Messrs. End, Chandler and Wylie is “independent” within the meaning of the applicable NYSE and Exchange Act rules regulating audit committee independence. The audit committee assists the board of directors of our general partner in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and corporate policies and controls. The audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof, and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm will be given unrestricted access to the audit committee. A copy of the charter of the audit committee is available under the Investor Relations tab on our website at usacompression.com. We also will provide a copy of the charter of the audit committee to any of our unitholders without charge upon written request to Investor Relations, 100 Congress Avenue, Suite 450, Austin, TX 78701.

Compensation Committee. The NYSE does not require a listed limited partnership like us to have a compensation committee.  However, the board of directors of our general partner has established a compensation committee to, among other things, oversee the compensation plans described below in Part III, Item 11 (“Executive Compensation”). The compensation committee consists of Robert F. End, William H. Shea, Jr. and Olivia C. Wassenaar.  The compensation committee establishes and reviews general policies related to our compensation and benefits. The compensation committee has the responsibility to determine and make recommendations to the board of directors of our general partner with respect to, the compensation and benefits of the board of directors and executive officers of our general partner. A copy of the charter of the compensation committee is available under the Investor Relations tab on our website at usacompression.com. We also will provide a copy of the charter of the compensation committee to any of our unitholders without charge upon written request to Investor Relations, 100 Congress Avenue, Suite 450, Austin, TX 78701.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the board of directors and executive officers of our general partner, and persons who own more than 10 percent of a registered class of our equity securities, to file with the SEC and any exchange or other system on which such securities are traded or quoted initial reports of ownership and reports of changes in ownership of our common units and other equity securities. Officers, directors and greater than 10 percent unitholders are required by the SEC’s regulations to furnish to us and any exchange or other system on which such securities are traded or quoted with copies of all Section 16(a) forms they filed with the SEC. To our knowledge, based solely on a review of the copies of such reports furnished to us, we believe that all reporting obligations of the officers and directors of our general partner and greater than 10 percent unitholders under Section 16(a) were satisfied during the year ended December 31, 2015.

Corporate Governance Guidelines and Code of Ethics

The board of directors of our general partner has adopted Corporate Governance Guidelines that outline important policies and practices regarding our governance and provide a framework for the function of the board of directors of our general partner and its committees. The board of directors of our general partner has also adopted a Code of Business Conduct and Ethics (the “Code”) that applies to our general partner and its subsidiaries and affiliates, including us, and to all of its and their directors, employees and officers, including its principal executive officer, principal financial officer and principal accounting officer. Copies of the Corporate Governance Guidelines and the Code are available under the Investor Relations tab on our website at usacompression.com. We also will provide copies of the Corporate Governance Guidelines and the Code to any of our unitholders without charge upon written request to Investor Relations, 100 Congress Avenue, Suite 450, Austin, TX 78701.

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

Directors and Executive Officers

The following table shows information as of February 9, 2016 regarding the current directors and executive officers of USA Compression GP, LLC.

Name	Age	Position with USA Compression GP, LLC
Eric D. Long	57	President and Chief Executive Officer and Director
Matthew C. Liuzzi	41	Vice President, Chief Financial Officer and Treasurer
J. Gregory Holloway	58	Vice President, General Counsel and Secretary
David A. Smith	53	Vice President and President, Northeast Region
William G. Manias	53	Vice President and Chief Operating Officer
John D. Chandler	46	Director
Jim H. Derryberry	71	Director
Robert F. End	60	Director
William H. Shea, Jr.	61	Director
Andrew W. Ward	49	Director
Olivia C. Wassenaar	36	Director
Forrest E. Wylie	52	Director

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

John D. Chandler has served as a director of USA Compression GP, LLC since October 2013.  Mr. Chandler has also served on the board of directors and the audit committee of CONE Midstream GP, LLC since October 2014. From 2009 to March 2014, Mr. Chandler served as Senior Vice President and Chief Financial Officer of Magellan GP, LLC, the general partner of Magellan Midstream Partners, LP. From 2003 until 2009, he served in the same capacities for the general partner of Magellan Midstream Holdings, L.P. From 1999 to 2002, Mr. Chandler was Director of Financial Planning and Analysis and Director of Strategic Development for a subsidiary of The Williams Companies, Inc. From 1992 to 1999, Mr. Chandler held various accounting and finance positions with MAPCO Inc. Mr. Chandler received his B.S. and B.A. in accounting and finance from the University of Tulsa.

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

Andrew W. Ward has served as a director of USA Compression GP, LLC since June 2011. Mr. Ward has served as a Principal of Riverstone from 2002 until 2004, as a Managing Director since January 2005 and as a Partner and Managing Director since July 2009, where he focuses on the firm’s investment in the midstream sector of the energy industry. Mr. Ward served on the boards of directors of Buckeye and MainLine Management LLC from May 2004 to June 2006. Mr. Ward has also served on the board of directors of Gibson Energy Inc. from 2008 to 2013 and of the general partner of PVR Partners, L.P. from 2012 to 2014.  Mr. Ward has served on the board of directors of Niska Gas Storage Partners LLC since May 2006 as well as various private companies sponsored by Riverstone. Mr. Ward received his A.B. from Dartmouth College and received his M.B.A. from the UCLA Anderson School of Management.

Mr. Ward’s experience in evaluating the financial performance and operations of companies in our industry make him a valuable member of the board of directors of our general partner. In addition, Mr. Ward’s work with Gibson Energy, Inc., Buckeye, PVR Partners, L.P. and Niska Gas Storage Partners LLC has given him both an understanding of the midstream sector of the energy business and of the unique issues related to operating publicly traded limited partnerships.

Olivia C. Wassenaar has served as a director of USA Compression GP, LLC since June 2011. Ms. Wassenaar was an Associate with Goldman, Sachs & Co. in the Global Natural Resources investment banking group from July 2007 to August 2008, where she focused on mergers, equity and debt financings and leveraged buyouts for energy, power and renewable energy companies. Ms. Wassenaar joined Riverstone in September 2008 as Vice President, and has served as a Principal from May 2010 to February 2014 and as a Managing Director since February 2014. In this capacity, she invests in and monitors investments in the midstream, exploration & production, and solar sectors of the energy industry. Ms. Wassenaar has also served on the board of directors of Northern Blizzard Resources Inc. since June 2011 and on the board of directors of Niska Gas Storage Partners LLC as well as various private portfolio companies sponsored by Riverstone. Ms. Wassenaar received her A.B., magna cum laude, from Harvard College and earned an M.B.A. from the Wharton School of the University of Pennsylvania.

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

ITEM 11.Executive Compensation

As is commonly the case for many publicly traded limited partnerships, we have no employees. Under the terms of our partnership agreement, we are ultimately managed by our general partner. All of our employees, including our executive officers, are employees of USAC Management, a wholly owned subsidiary of our general partner.

Executive Compensation

We are an “emerging growth company” as defined under the Jumpstart Our Business Startups (JOBS) Act. As such, we are permitted to meet the disclosure requirements of Item 402 of Regulation S-K by providing the reduced disclosure required of a “smaller reporting company.”

Executive Summary

This Executive Compensation disclosure provides an overview of the executive compensation program for our named executive officers identified below. Our general partner intends to provide our named executive officers with compensation that is significantly performance based. For the year ended December 31, 2015, our named executive officers (“NEOs”) were:

•	Eric D. Long, President and Chief Executive Officer;

•	William G. Manias, Vice President and Chief Operating Officer; and

•	Matthew C. Liuzzi, Vice President, Chief Financial Officer and Treasurer.

Summary Compensation Table

The following table sets forth certain information with respect to the compensation paid to our NEOs for the years ended December 31, 2014 and 2015.

					All Other
				Unit Awards	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	($) (2)	($)		Total ($)
Eric D. Long	2015	588,962	885,000	1,500,000	279,917	(3)	3,253,879
President and Chief Executive Officer	2014	488,462	650,500	1,000,000	270,562		2,409,524
William G. Manias (4)	2015	399,596	450,000	725,000	95,866	(5)	1,670,462
Vice President and Chief Operating Officer
Matthew C. Liuzzi (6)	2015	312,247	325,500	586,500	85,351	(7)	1,309,598
Vice President, Chief Financial Officer and Treasurer

(1)

Represents the awards earned under annual cash incentive bonus program for the years ended December 31, 2014 and 2015, as applicable. For a discussion of the determination of the 2015 bonus amounts, see “—Annual Performance Based Compensation for 2015” below.

(2)

On February 19, 2015, each of our NEOs received an award of phantom units under our LTIP. Each phantom unit is the economic equivalent of one common unit.  The phantom unit values reflect the grant date fair value of the awards calculated in accordance with FASB ASC Topic 718.  For a detailed discussion of the assumptions utilized in coming to these values, please see Note 10 to our consolidated financial statements.

(3)

Includes $229,816 of distribution equivalent rights, $18,000 of automobile allowance, $10,449 of club membership dues, $7,950 of employer contributions under the 401(k) plan, $3,302 of parking, $8,400 of personal administrative assistant support and $2,000 of personal tax support. Please see a description of the distribution equivalent rights under “—Discretionary Long-Term Equity Incentive Awards” below.

(4)	Mr. Manias was not a NEO for the 2014 fiscal year, therefore we have not reported his compensation for the 2014 fiscal year.

(5)	Includes $86,398 of distribution equivalent rights, $7,373 of employer contributions under the 401(k) plan and $2,095 of parking.

(6)	Mr. Liuzzi was not an NEO for the 2014 fiscal year, therefore we have not reported his compensation for the 2014 fiscal year.

(7)	Includes $75,350 of distribution equivalent rights and $7,950 of employer contributions under the 401(k) plan and $2,051 of parking.

Narrative Disclosure to Summary Compensation Table

Elements of the Compensation Program

Compensation for our NEOs consists primarily of the elements, and their corresponding objectives, identified in the following table.

Compensation Element	Primary Objective

Base salary	To recognize performance of job responsibilities and to attract and retain individuals with superior talent.

Annual incentive compensation	To promote near-term performance objectives and reward individual contributions to the achievement of those objectives.

Discretionary long-term equity incentive awards	To emphasize long-term performance objectives, encourage the maximization of unitholder value and retain key executives by providing an opportunity to participate in the ownership of our partnership.

Severance benefits	To encourage the continued attention and dedication of key individuals and to focus the attention of such key individuals when considering strategic alternatives.

Retirement savings (401(k)) plan	To provide an opportunity for tax-efficient savings.

Other elements of compensation and perquisites	To attract and retain talented executives in a cost-efficient manner by providing benefits with high perceived values at relatively low cost.

Base Compensation For 2015 and 2016

Base salaries for our NEOs have generally been set at a level deemed necessary to attract and retain individuals with superior talent. Base salary increases are determined based upon the job responsibilities, demonstrated proficiency and performance of the executive officers and market conditions, each as assessed by the board of directors of our general partner or the chief executive officer (for non-chief executive officer compensation) in conjunction with the compensation committee. No formulaic base salary increases are provided to the NEOs. For 2015 and 2016, in connection with determining base salaries for each of our NEOs, the board of directors of our general partner, compensation committee and chief executive officer worked with a compensation consultant to determine comparable salaries for our peer group, which we identified based on a review of companies in our industry with similar characteristics.

Based upon the information provided by the compensation consultant with respect to a review of base salary information of companies within our peer group, the board of directors of our general partner determined during 2014 to move towards targeting base salaries more directly in-line with our peer group. For 2015 and 2016, the board of directors of our general partner determined that base salary should be set at approximately the 50th percentile of the peer group.  The 2015 and current 2016 base salaries for our NEOs, including for our Chief Executive Officer, are set forth in the following table:

	2015 Base Salary	Current 2016 Base Salary
Name and Principal Position	($)	($)
Eric D. Long President and Chief Executive Officer	590,000	607,700
William G. Manias, Vice President and Chief Operating Officer	400,000	412,000
Matthew C. Liuzzi, Vice President, Chief Financial Officer and Treasurer	310,000	365,000

Annual Incentive Compensation For 2015

In February 2014, the board of directors of our general partner approved the adoption of an Annual Cash Incentive Plan (the “Cash Plan”). Each of our NEOs is entitled to participate in the Cash Plan and their potential bonus is governed both by the Cash Plan and their employment agreement.  The compensation committee acts as the administrator of the Cash Plan under the supervision of the full board of directors of our general partner, and has the discretion to amend, modify or terminate the Cash Plan at any time upon approval by the board of directors of our general partner.  Although the Cash Plan uses both company and individual performance goals to determine bonus amounts, the Cash Plan is ultimately a discretionary annual bonus plan and awards are therefore reported in the “Bonus” column within the Summary Compensation Table above.

The board of directors of our general partner sets a target bonus amount (the “Target Bonus”) for each NEO prior to or during the first quarter of the calendar year.  For the year ended December 31, 2015, the Target Bonus for each NEO was $590,000 for Mr. Long, $300,000 for Mr. Manias and $217,000 for Mr. Liuzzi.  The Target Bonus is generally subject to the satisfaction of both a partnership performance goal and an individual performance goal.  For the year ended December 31, 2015 fifty percent (50%) of the Target Bonus is subject to our achievement of our budgeted distributable cash flow level (“DCF”) for the year, as determined by our board of directors of our general partner.  Payouts with respect to the portion of the bonus subject to DCF (the “DCF Bonus”) generally do not occur unless we have satisfied the threshold set for DCF.  For 2015, the board of directors of our general partner set the budget for DCF at $105 million. The threshold, target and maximum requirements for the DCF target for the year ended December 31, 2015, as well as the portion of the DCF Bonus that could become payable if performance was satisfied for the year, are set forth below:

	DCF as a	Percentage of
	Percentage of	DCF
Levels of	Budgeted DCF	Bonus that would
DCF Bonus	for 2015	be Paid

Threshold	80%	50%
Target	100%	100%
Maximum	110%	200%

If DCF performance falls in between threshold and target, or between target and maximum, the amounts payable are adjusted ratably using straight line interpolation.  If DCF is satisfied above maximum levels, the potential payment of the DCF Bonus is capped at the maximum level of 200%.

For the year ended December 31, 2015, the remaining fifty percent (50%) of the Target Bonus is subject to individual objectives specific to each eligible individual’s role at USAC Management (the “Individual Bonus”).  The individual objectives are agreed upon in advance between the NEO and his immediate supervisor (or, with respect to the chief executive officer, between the board of directors of our general partner and the chief executive officer) and such objectives address the key priorities for that NEO’s position.  They may include key operating objectives as well as personal development criteria.  The Individual Bonus is subject to a maximum payout of 100% of the targeted Individual Bonus amount, although the board of directors of our general partner has discretion to pay out smaller amounts ranging from 0% to 100%, at their sole discretion, after analyzing the individual’s personal performance for the year.  In connection with the Individual Bonus for the year ended December 31, 2015, each of the NEOs met with their immediate supervisor (or, with respect to the chief executive officer, the board of directors of our general partner) to set individual objectives that reflected the responsibilities and priorities of their position.

For the year ended December 31, 2015, in the aggregate, the maximum amount payable with respect to a Target Bonus under the Plan is 150%, as the DCF Bonus is capped at 200% of target and the Individual Bonus is capped at 100% of target.  Target Bonuses, if any, are paid within one week following delivery by our independent auditor of the audit of our financial statements for the year in which the Target Bonus relates, but in no case later than March 15 of the year following the year in which the Target Bonus relates. For the year ended December 31, 2015, DCF exceeded the target threshold in excess of 10%, which resulted in the DCF portion of the Cash Plan (comprising one-half of the overall

Bonus) being paid to each NEO at the maximum rate of 200% for such portion of the Bonus.  With respect to the Individual Bonus portion of the overall Bonus, each NEO was determined by his immediate supervisor (which in the case of the chief executive officer is the board of directors of our general partner) to have satisfied his individual objectives and therefore was entitled to receive 100% of the Individual Bonus.  The awards made pursuant to the Cash Plan with respect to the 2015 year were:

Eric D. Long	$885,000
William G. Manias	$450,000
Matthew C. Liuzzi	$325,500

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

Discretionary Long-Term Equity Incentive Awards

In connection with our initial public offering, our board of directors of our general partner adopted the LTIP. The LTIP was designed to promote our interests, as well as the interests of our unitholders, by rewarding the officers, employees and directors of us, our subsidiaries and our general partner for delivering desired performance results, as well as by strengthening our and our general partner’s ability to attract, retain and motivate qualified individuals to serve as officers, employees and directors.  The LTIP provides for the grant, from time to time at the discretion of the board of directors of our general partner, of unit awards, restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights and other unit-based awards, although in 2015, as well as in 2014, we only granted phantom unit awards pursuant to the LTIP. The outstanding LTIP awards held by our NEOs are reflected in the table below.

During the years ended December 31, 2014 and 2015, our board of directors of our general partner granted phantom unit awards to certain key employees, including our NEOs. Each of these phantom unit awards vest in three equal annual installments, with the first installment vesting on the first anniversary of the date of grant. In the event of cessation of an employee’s service for any reason, all phantom units that have not vested prior to or in connection with such cessation of service shall automatically be forfeited. Each phantom unit granted to an employee, including the NEOs, is granted in tandem with a corresponding distribution equivalent right, which is paid quarterly on the distribution date from the grant date until the earlier of the vesting or the forfeiture of the related phantom units.  Each distribution equivalent right entitles the participant to receive payments in the amount equal to any distribution made by us following the grant date in respect of the grant date in respect of the common unit underlying the phantom unit to which such distribution equivalent right relates.

Prior to the Holdings Acquisition, Mr. Long historically received various forms of equity compensation, in the form of both capital and profits interests in us and our predecessor entities, and in connection with the Holdings Acquisition, Mr. Long re-invested a substantial portion of the cash proceeds received in respect of his prior equity interests in certain classes of capital or profit interest units in USA Compression Holdings.  Mr. Manias and Mr. Liuzzi joined us after the Holdings Acquisition.

Mr. Long was also granted Class B Units of USA Compression Holdings at the time of the Holdings Acquisition.  Mr. Manias and Mr. Liuzzi were granted Class B Units of USA Compression Holdings at the time of their employment.

The grants the NEOs received had time-based vesting requirements (which, for Mr. Long, were satisfied in full as of December 31, 2013) and are designed not only to compensate but also to motivate and retain the recipients by providing an opportunity for equity ownership by our NEOs. The grants to our NEOs also provide our NEOs with meaningful incentives to increase unitholder value over time.  The Class B Units are profits interests that allow our NEOs to participate in the increase in value of USA Compression Holdings over and above an 8% annual and cumulative preferred return hurdle. Available cash will be distributed to the USA Compression Holdings members at such times as determined by its board of managers, at which time the holders of Class B Units could receive distributions if the cash distributed reaches the required distribution hurdles. Distributions to the Class B Unit holders could also occur in connection with a sale or liquidation event of USA Compression Holdings.  To date, our NEOs have not received distributions with respect to these awards.

Outstanding Equity Awards as of December 31, 2015

The following table provides information regarding the Class B Units in USA Compression Holdings held by the NEOs as of December 31, 2015. None of our NEOs held any option awards that were outstanding as of December 31, 2014 and 2015. Also reflected within the table are the outstanding phantom units that were granted to our NEOs from the LTIP during the years ended December 31, 2013, 2014 and 2015, respectively.

	Unit Awards
	Number of Class	Number of Class
	B Units That	B Units That Are
	Have Vested but	Unvested and	Market Value of	Number of		Market Value of
	Are Still	Outstanding	Class B Units	Outstanding		Outstanding
	Outstanding		That Have Not	Phantom Units		Phantom Units
Name	(#)(1)	(#)(2)	Vested ($)(3)	(#)		($) (7)
Eric D. Long	462,500
2013 Grant			—	20,408	(4)	234,488
2014 Grant				25,262	(5)	290,260
2015 Grant				75,528	(6)	867,817
William G. Manias	64,453	60,547
2013 Grant			—	4,691	(4)	53,900
2014 Grant				5,263	(5)	60,472
2015 Grant				36,505	(6)	419,442
Matthew C. Liuzzi	35,156	27,344
2013 Grant			—	3,456	(4)	39,709
2014 Grant				7,142	(5)	82,062
2015 Grant				29,531	(6)	339,311

(1)

Represents the number of Class B Units in USA Compression Holdings that became vested but had not been settled as of December 31, 2015.  These Class B Units vested 25% on the one-year anniversary of the date of grant and 1/48 monthly thereafter; provided that with respect to Mr. Long 50% of the then-unvested portion of Class B Units vested at the time of the Partnership’s initial public offering, which occurred on January 18, 2013.

(2)

Represents the number of Class B Units in USA Compression Holdings that have not yet vested.  The remainder of Mr. Manias’ awards are scheduled to vest pro rata each month through July 15, 2017.  The remainder of Mr. Liuzzi’s awards are scheduled to vest pro rata each month through April 17, 2017.

(3)

As described under the heading “—Discretionary Long-Term Equity Incentive Awards,” the Class B Units are intended to allow recipients to receive a percentage of profits generated by USA Compression Holdings over and above certain return hurdles. The Class B Units had no recognizable value as of December 31, 2015 and the holders of the Class B Units had not received any distributions with respect to those awards during the 2015 year.

(4)

Represents the number of phantom units issued on March 11, 2013, April 17, 2013 and October 28, 2013 to Mr. Long, Mr. Manias and Mr. Liuzzi, respectively, pursuant to the LTIP that have not vested as of December 31, 2015.    Each phantom unit is the economic equivalent of one common unit.  The phantom units are scheduled to vest in three equal annual installments on the anniversary of the date of grant.  In the event of cessation of the NEO’s service for any reason, all phantom units that have not vested prior to or in connection with such cessation of service shall automatically be forfeited.

(5)

Represents the number of phantom units issued on February 20, 2014 pursuant to the LTIP that had not vested as of December 31, 2015.  Each phantom unit is the economic equivalent of one common unit.  The phantom units are scheduled to vest in three equal annual installments on each subsequent February 15th.  The first installment vested on February 15, 2015.  In the event of cessation of the NEO’s service for any reason, all phantom units that have not vested prior to or in connection with such cessation of service shall automatically be forfeited.

(6)

Represents the number of phantom units issued on February 19, 2015 pursuant to the LTIP that had not vested as of December 31, 2015.  Each phantom unit is the economic equivalent of one common unit.  The phantom units are scheduled to vest in three equal annual installments on each subsequent February 15th with the first installment vesting on February 15, 2016.  In the event of cessation of the NEO’s service for any reason, all phantom units that have not vested prior to or in connection with such cessation of service shall automatically be forfeited.

(7)	Market value is calculated using the value of $11.49, which was the closing price of our common units on December 31, 2015.

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

Severance Arrangements

Each NEO’s employment agreement had an initial term that has been extended on a year-to-year basis and will be extended automatically for successive twelve-month periods thereafter unless either party delivers written notice to the other within ninety days prior to the expiration of the then-current employment term. Upon termination of an NEO’s employment for any reason, all earned, unpaid annual base salary and vacation time (and, with respect to the chief executive officer, accrued, unused sick time off) shall be paid to the NEO within thirty (30) days of the date of the NEO’s termination of employment. Upon termination of an NEO’s employment either by us for convenience or due to the NEO’s resignation for good reason, subject to the timely execution of a general release of claims, the NEO is entitled to receive (i) an amount equal to one times his annual base salary (plus, in the case of Mr. Long, an amount equal to one times his target annual bonus), payable in equal semi-monthly installments over one year following termination (the “Severance Period”) (or, if such termination occurs within two years following a change in control, in a lump sum within thirty days following the termination of employment), subject to acceleration upon the NEO’s death during the Severance Period, and (ii) continued coverage for twenty-four (24) months (or, with respect to Mr. Long, thirty (30) months) under our group medical plan in which the executive and any of his dependents were participating immediately prior to his termination. Continued coverage under our group medical plan is subsidized for the first twelve (12) months following termination, after which time continued coverage shall be provided at the NEO’s sole expense (except with respect to Mr. Long, who is entitled to reimbursement by us to the extent the cost of such coverage exceeds $1,200 per month) for the remainder of the applicable period. Additionally, upon a termination of an NEO’s employment by us for convenience, by the NEO for good reason, or due to the NEO’s death or disability, the NEO is entitled to receive (i) an amount equal to one times his annual bonus (up to his target annual bonus) for the immediately preceding year and (ii) a pro-rata portion of any earned annual bonus for the year in which termination occurs. During employment and for two years following termination, each NEO’s employment agreement prohibits him from competing with our business.

As used in the NEOs’ employment agreements, a termination for “convenience” means an involuntary termination for any reason, including a failure to renew the employment agreement at the end of an initial term or any renewal term, other than a termination for “cause.” “Cause” is defined in the NEOs’ employment agreements to mean (i) any material breach of the employment agreement or the Holdings Operating Agreement, by the executive, (ii) the executive’s breach of any applicable duties of loyalty to us or any of our affiliates, gross negligence or misconduct, or a significant act or acts of personal dishonesty or deceit, taken by the executive, in the performance of the duties and services required of the executive that has a material adverse effect on us or any of our affiliates, (iii) conviction or indictment of the executive of, or a plea of nolo contendere by the executive to, a felony, (iv) the executive’s willful and continued failure or refusal to perform substantially the executive’s material obligations pursuant to the employment agreement or the Holdings Operating Agreement or follow any lawful and reasonable directive from the board of managers of USA Compression Holdings (regarding Mr. Long) or the board of directors of our general partner (regarding Mr. Manias and Mr. Liuzzi) or, as applicable, the chief executive officer, other than as a result of the executive’s incapacity, or (v) a pattern of illegal conduct by the executive that is materially injurious to us or any of our affiliates or our or their reputation.

“Good reason” is defined in the NEOs’ employment agreements to mean (i) a material breach by us of the employment agreement, the Holdings Operating Agreement, or any other material agreement with the executive, (ii) any failure by us to pay to the executive the amounts or benefits to which he is entitled, other than an isolated and inadvertent failure not committed in bad faith, (iii) a material reduction in the executive’s duties, reporting relationships or responsibilities, (iv) a material reduction by us in the facilities or perquisites available to the executive or in the executive’s base salary, other than a reduction that is generally applicable to all similarly situated employees, or (v) the relocation of the geographic location of the executive’s current principal place of employment by more than fifty miles from the location of the executive’s principal place of employment. With respect to Mr. Long’s employment agreement, “good reason” also means the failure to appoint and maintain Mr. Long in the office of President and Chief Executive Officer.

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

Change in Control Benefits

We generally have double-trigger change in control benefits for our outstanding LTIP awards.  If a change in control occurs, and our NEOs are also terminated without cause or for good reason (each term as defined in the NEO’s employment agreement) in connection with that change in control event, the current LTIP phantom units would become fully vested.  One exception to this practice is with respect to our CEO, who would receive immediate vesting of any outstanding phantom units upon the change in control event.  In addition, a portion (subject to the discretion of the compensation committee) of each LTIP award granted to our NEOs during the year ending December 31, 2016 will immediately vest immediately prior to the change in control event.

Director Compensation

For the year ended December 31, 2015, Mr. Long, our only NEO who also served as a director, did not receive additional compensation for his service as a director.  Mr. Long’s compensation as an executive is reflected in the Summary Compensation Table above. Only the independent members of the board of directors of our general partner receive compensation for their service as directors.

The following table shows the total compensation earned by each independent director during 2015.

	Fees Earned or			All Other
	Paid in Cash		Unit Awards	Compensation	Total
Name	($)		($) (1)	($) (2)	($)
John D. Chandler	116,000		75,000	1,737	192,737
Robert F. End	128,000		75,000	6,948	209,948
Forrest E. Wylie	99,000	(3)	75,000	6,948	180,948

(1)

Represents the grant date fair value of our phantom units, calculated in accordance with ASC 718.  For a detailed discussion of the assumptions utilized in coming to these values, please see Note 10 to our consolidated financial statements.  As of December 31, 2015,  the independent members of the board of directors of our general partner held the following number of outstanding equity awards under the LTIP: Mr. Chandler, 3,932 phantom units; Mr. End, 3,932 phantom units; and Mr. Wylie, 7,865 phantom units.

(2)	Amounts in this column reflect the value of distribution equivalent rights (“DERs”), received by the directors with respect to their outstanding phantom unit awards.
(3)	Mr. Wylie elected to receive his annual cash retainer of $75,000 in phantom units that will vest in full on February 15, 2016.

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

•

an annual equity based award in the form of phantom units that will be granted under the LTIP, having a value as of the grant date of $75,000. Phantom unit awards are expected to be subject to vesting conditions (which, for the 2015 phantom unit grants was a one year vesting period).  DERs will be paid either on a current or deferred basis, in each case as will be determined at the time of grant of the awards; the 2015 phantom unit awards provided for deferred DERs.

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

ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of our units as of February 9, 2016 held by:

•	each person who beneficially owns 5% or more of our outstanding units;

•	all of the directors of USA Compression GP, LLC;

•	each named executive officer of USA Compression GP, LLC; and

•	all directors and officers of USA Compression GP, LLC as a group.

Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them and their address is 100 Congress Avenue, Suite 450, Austin, Texas 78701.  All of our outstanding subordinated units will convert to common units on a one-for-one basis on February 16, 2016 upon the payment of our quarterly distribution on February 12, 2016.

					Percentage of
		Percentage of		Percentage of	Common and
	Common	Common	Subordinated	Subordinated	Subordinated
	Units	Units	Units	Units	Units
	Beneficially	Beneficially	Beneficially	Beneficially	Beneficially
Name of Beneficial Owner	Owned	Owned	Owned	Owned	Owned
USA Compression Holdings (1)	7,267,511	18.8%	14,048,588	100%	40.5%
Argonaut (2)	7,715,948	20.0%	—	—	14.7%
Oppenheimer Funds, Inc. (3)	3,513,104	9.1%	—	—	6.7%
Eric D. Long (4)	167,970	*	—	—	*
William G. Manias (5)	40,140	*	—	—	*
Matthew C. Liuzzi (6)	25,165	*	—	—	*
John D. Chandler (7)	7,651	*	—	—	*
Jim H. Derryberry	—	—	—	—	—
William H. Shea, Jr.	—	—	—	—	—
Robert F. End (8)	20,554	*	—	—	*
Andrew W. Ward	—	—	—	—	—
Olivia C. Wassenaar	—	—	—	—	—
Forrest E. Wylie (9)	23,414	*	—	—	*
All directors and executive officers
as a group (12 persons) (10)	341,047	0.9%	—	—	*

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

Mr. Long, Mr. Ward and Ms. Wassenaar, each of whom is a member of the board of managers of USA Compression Holdings and a member of the board of directors of our general partner, each disclaims beneficial ownership of the units owned by USA Compression Holdings.

(2)	Argonaut has sole voting and dispositive power of 7,715,948 common units. The principal business address of Argonaut is 6733 South Yale Avenue, Tulsa, Oklahoma 74136.

(3)

Oppenheimer Funds, Inc. has the shared power to vote or to direct the vote, and the shared power to dispose or to direct the disposition of, 3,513,104 common units, including 3,429,769 common units held by Oppenheimer SteelPath MLP Income Fund, based on Amendment No. 5 to Schedule 13G filed on February 5, 2016 with the SEC. The principal business address of Oppenheimer Funds, Inc. is Two World Financial Center, 225 Liberty Street, New York, New York 10281, and the principal business address of Oppenheimer SteelPath MLP Income Fund is 6803 South Tucson Way, Centennial, Colorado 80112.

(4)

Includes 61,462 common units held directly by Mr. Long, 6,665 common units held by Aladdin Partners, L.P., a limited partnership affiliated with Mr. Long, 39,720 common units held by certain trusts of which Mr. Long is the trustee, 1,908 common units held by Mr. Long’s spouse and 58,215 common units that Mr. Long has the right to acquire within 60 days upon the vesting and/or settlement of his phantom units, subject to compensation committee discretion.  Mr. Long disclaims any beneficial ownership of the units held by Mr. Long’s spouse, except to the extent of his pecuniary interest therein.

(5)	Includes 14,801 common units that Mr. Manias has the right to acquire within 60 days upon the vesting and/or settlement of his phantom units , subject to compensation committee discretion.

(6)	Includes 13,415 common units that Mr. Liuzzi has the right to acquire within 60 days upon the vesting and/or settlement of his phantom units, subject to compensation committee discretion.

(7)	Includes 3,932 common units that Mr. Chandler has the right to acquire within 60 days upon the vesting and/or settlement of his phantom units.

(8)	Includes 3,932 common units that Mr. End has the right to acquire within 60 days upon the vesting and/or settlement of his phantom units.

(9)	Includes 7,865 common units that Mr. Wylie has the right to acquire within 60 days upon the vesting and/or settlement of his phantom units.

(10)

Includes 131,743 common units that certain of our directors and executive officers have the right to receive within 60 days upon the vesting and/or settlement of phantom units held by such directors and executive officers.

Securities Authorized for Issuance Under Equity Compensation Plans

In connection with the consummation of our initial public offering on January 18, 2013, the board of directors of our general partner adopted the LTIP. The following table provides certain information with respect to this plan as of December 31, 2015:

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plan (excluding securities
	of outstanding options,	outstanding options,	reflected in the first
Plan Category	warrants and rights	warrants and rights	column)
Equity compensation plans approved by security holders	—	N/A	—
Equity compensation plans not approved by security holders	457,081	N/A	771,532

For more information about our LTIP, please see Note 10 to our consolidated financial statements.

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

The code of business conduct and ethics described above was adopted in connection with the closing of our initial public offering, and as a result the transaction described above was not reviewed under such policy. The transaction described above was not approved by an independent committee of our board of directors of our general partner and the terms were determined by negotiation among the parties.

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

ITEM 14.Principal Accountant Fees and Services

The following table presents fees for professional services rendered by our independent registered public accounting firm, KPMG LLP during the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
	(in millions)
Audit Fees (1)	$0.6	$0.5
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$0.6	$0.5

(1)

Expenditures classified as “Audit Fees” above were billed to USA Compression Partners, LP and include the audits of our annual financial statements, work related to the registration statements, reviews of our quarterly financial statements, and fees associated with comfort letters and consents related to equity offerings and registration statements.

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

10.1

Fifth Amended and Restated Credit Agreement dated as of December 13, 2013, by and among USA Compression Partners, LP, USAC OpCo 2, LLC and USAC Leasing 2, LLC, as guarantors, USA Compression Partners, LLC and USAC Leasing, LLC, as borrowers, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as agent and LC issuer, J.P. Morgan Securities LLC, as lead arranger and sole book runner, Wells Fargo Bank, N.A., as documentation agent, and Regions Bank, as syndication agent (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on December 17, 2013)

10.2

Letter Agreement by and among USA Compression Partners, LLC, USAC Leasing, LLC, USA Compression Partners, LP, USAC Leasing 2, LLC, USAC OpCo 2, LLC, the Lenders party thereto and JPMorgan Chase Bank, N.A., in its capacity as administrative agent for the Lenders, dated as of June 30, 2014 (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on July 3, 2014)

10.3

Second Amendment to the Fifth Amended and Restated Credit Agreement, dated as of January 6, 2015, by and among USA Compression Partners, LP, as guarantor, USA Compression Partners, LLC, USAC Leasing, LLC, USAC OpCo 2, LLC and USAC Leasing 2, LLC, as borrowers, the lenders party thereto and JPMorgan Chase Bank, N.A., as agent and LC issuer (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on January 9, 2015)

10.4†	Long-Term Incentive Plan of USA Compression Partners, LP (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on January 18, 2013)

10.5†

Employment Agreement, dated December 23, 2010, between USA Compression Partners, LLC and Eric D. Long (incorporated by reference to Exhibit 10.5 to Amendment No. 4 of the Partnership’s registration statement on Form S-1 (Registration No. 333-174803) filed on February 13, 2012)

10.6†

Employment Agreement, dated April 17, 2013, between USA Compression Management Services, LLC and Matthew C. Liuzzi (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on January 15, 2015)

10.7*†	Employment Agreement, dated July 15, 2013, between USA Compression Management Services, LLC and William G. Manias

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

10.10†

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

10.12†

USAC Compression Partners, LP Annual Cash Incentive Program (incorporated by reference to Exhibit 10.12 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-35779) filed on February 20, 2014)

10.13*†	USA Compression Partners, LP 2013 Long-Term Incentive Plan—Form of Employee Phantom Unit Agreement (with updated performance metrics)

21.1*	List of subsidiaries of USA Compression Partners, LP

23.1*	Consent of KPMG LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Extension Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

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

USA COMPRESSION PARTNERS, LP

By:	USA Compression GP, LLC,
its General Partner

By:	/s/ Eric D. Long
Eric D. Long
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 11, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 11, 2016.

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

Report of Independent Registered Public Accounting Firm

The Partners

USA Compression Partners, LP:

We have audited the accompanying consolidated balance sheets of USA Compression Partners, LP (a Delaware limited partnership) and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in partners’ capital, and cash flows for each of the years in the three‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USA Compression Partners, LP and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Dallas, Texas

February 11, 2016

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2015 and 2014

(in thousands, except for unit amounts)

	2015	2014
Assets
Current assets:
Cash and cash equivalents	$7	$6
Accounts receivable, net:
Trade, net	28,465	25,159
Other	3,023	2,926
Inventory, net	18,872	8,923
Prepaid expenses	2,600	1,020
Total current assets	52,967	38,034
Property and equipment, net	1,318,043	1,162,637
Installment receivable	17,275	20,241
Identifiable intangible assets, net	78,773	82,357
Goodwill	35,866	208,055
Other assets	6,847	5,158
Total assets	$1,509,771	$1,516,482

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$23,840	$44,535
Accrued liabilities	20,582	21,708
Deferred revenue	17,000	15,855
Total current liabilities	61,422	82,098
Long-term debt	729,187	594,864
Other liabilities	874	—
Partners’ capital:
Limited partner interest:
Common units, 38,556,245 and 31,307,116 units issued and outstanding, respectively	557,583	600,401
Subordinated units, 14,048,588 units issued and outstanding each period	150,787	225,221
General partner interest	9,918	13,898
Total partners’ capital	718,288	839,520
Total liabilities and partners’ capital	$1,509,771	$1,516,482

See accompanying notes to consolidated financial statements.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2015, 2014 and 2013

(in thousands, except per unit amounts)

	2015	2014	2013
Revenues:
Contract operations	$263,816	$217,361	$150,360
Parts and service	6,729	4,148	2,558
Total revenues	270,545	221,509	152,918
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	81,539	74,035	48,097
Selling, general and administrative	40,950	38,718	27,587
Depreciation and amortization	85,238	71,156	52,917
Loss (gain) on sale of assets	(1,040)	(2,233)	284
Impairment of compression equipment (Note 4)	27,274	2,266	203
Impairment of goodwill	172,189	—	—
Total costs and expenses	406,150	183,942	129,088
Operating income (loss)	(135,605)	37,567	23,830
Other income (expense):
Interest expense, net	(17,605)	(12,529)	(12,488)
Other	22	11	9
Total other expense	(17,583)	(12,518)	(12,479)
Net income (loss) before income tax expense	(153,188)	25,049	11,351
Income tax expense (Note 7)	1,085	103	280
Net income (loss)	$(154,273)	$24,946	$11,071
Less:
Earnings allocated to general partner prior to initial public offering on January 18, 2013	$—	$—	$5
Earnings available for limited partners prior to initial public offering on January 18, 2013	$—	$—	$530
Net income (loss) subsequent to initial public offering on January 18, 2013	$(154,273)	$24,946	$10,536
Net income (loss) subsequent to initial public offering allocated to:
General partner’s interest in net income (loss)	$(1,477)	$760	$211
Limited partners’ interest in net income (loss):
Common units	$(107,513)	$16,811	$5,805
Subordinated units	$(45,283)	$7,375	$4,520
Weighted average common units outstanding:
Basic	34,109,547	28,087,498	18,043,075
Diluted	34,109,547	28,146,446	18,086,745
Weighted average subordinated units outstanding:
Basic and diluted	14,048,588	14,048,588	14,048,588
Net income (loss) per common unit:
Basic	$(3.15)	$0.60	$0.32
Diluted	$(3.15)	$0.60	$0.32
Net income (loss) per subordinated unit:
Basic and diluted	$(3.22)	$0.52	$0.32
Distributions declared per limited partner unit in respective periods	$2.09	$2.01	$1.73

See accompanying notes to consolidated financial statements.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Consolidated Statements of Changes in Partners’ Capital

Years ended December 31, 2015, 2014 and 2013

(in thousands)

			Partners’ Capital					Total
	General	Limited	Common Units		Subordinated Units		General Partner Units	Partners’
	Partners	Partners	Units	Amount	Units	Amount	Amount	Capital
Partners’ capital, December 31, 2012	2,396	341,130	—	—	—	—	—	343,526
Net income January 1, 2013 — January 18, 2013	5	530	—	—	—	—	—	535
Conversion of Partners’ capital for common and subordinated units, Incentive Distribution Rights, and General Partner interest	(2,401)	(341,660)	4,049	74,526	14,049	258,605	10,930	—
Issuance of common units in initial public offering	—	—	11,000	180,555	—	—	—	180,555
Vesting of phantom units	—	—	4	—	—	—	—	—
General partner contribution	—	—	—	—	—	—	4,251	4,251
Distributions and DERs	—	—	—	(22,872)	—	(17,533)	(819)	(41,224)
Issuance of common units	—	—	1,084	26,286	—	—	—	26,286
Unit-based compensation	—	—	—	1,343	—	—	—	1,343
Acquisition of S&R compression assets	—	—	7,425	181,919	—	—	—	181,919
Net income January 19, 2013 — December 31, 2013	—	—	—	5,805	—	4,520	211	10,536
Partners’ capital, December 31, 2013	$—	$—	23,562	$447,562	14,049	$245,592	$14,573	$707,727
Vesting of phantom units	—	—	76	1,707	—	—	—	1,707
General partner contribution	—	—	—	—	—	—	294	294
Distributions and DERs	—	—	—	(53,854)	—	(27,746)	(1,729)	(83,329)
Issuance of common units	—	—	7,669	188,992	—	—	—	188,992
Unit-based compensation	—	—	—	353	—	—	—	353
Modification of unit-based compensation	—	—	—	(1,170)	—	—	—	(1,170)
Net income	—	—	—	16,811	—	7,375	760	24,946
Partners’ capital, December 31, 2014	$—	$—	31,307	$600,401	14,049	$225,221	$13,898	$839,520
Vesting of phantom units	—	—	101	1,844	—	—	—	1,844
Distributions and DERs	—	—	—	(69,480)		(29,151)	(2,503)	(101,134)
Issuance of common units	—	—	7,148	132,006	—	—	—	132,006
Unit-based compensation	—	—	—	325	—	—	—	325
Net loss	—	—	—	(107,513)	—	(45,283)	(1,477)	(154,273)
Partners’ capital, December 31, 2015	$—	$—	38,556	$557,583	14,049	$150,787	$9,918	$718,288

See accompanying notes to consolidated financial statements.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31, 2015, 2014 and 2013

(in thousands)

	2015	2014	2013
Cash flow from operating activities:
Net income (loss)	$(154,273)	$24,946	$11,071
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	85,238	71,156	52,917
Amortization of debt issue costs	1,702	1,224	2,192
Unit-based compensation expense	3,863	3,034	1,343
Net loss (gain) on sale of assets	(1,040)	(2,233)	284
Impairment of compression equipment	27,274	2,266	203
Impairment of goodwill	172,189	—	—
Changes in assets and liabilities:
Accounts receivable	(439)	(2,659)	(11,674)
Inventory	(14,340)	(4,942)	(5,725)
Prepaids	(1,580)	1,380	(600)
Other noncurrent assets	(3)	(39)	3,824
Accounts payable	(3,310)	(1,431)	8,132
Accrued liabilities and deferred revenue	2,120	9,189	6,223
Net cash provided by operating activities	117,401	101,891	68,190
Cash flow from investing activities:
Capital expenditures	(281,050)	(381,943)	(159,547)
Proceeds from sale of property and equipment	1,735	1,420	2,227
Acquisitions, net of cash	—	—	3,374
Proceeds from insurance recovery	1,157	—	—
Net cash used in investing activities	(278,158)	(380,523)	(153,946)
Cash flows from financing activities:
Proceeds from long-term debt	480,004	538,644	243,501
Payments on long-term debt	(345,681)	(364,714)	(324,834)
Net proceeds from issuance of common units	75,111	138,047	180,555
Cash paid for taxes related to net settlement of unit-based awards	(210)	(334)	—
Cash Distributions	(45,078)	(32,345)	(14,669)
General partner contribution	—	294	4,251
Financing costs	(3,388)	(961)	(3,048)
Net cash provided by financing activities	160,758	278,631	85,756
Increase (decrease) in cash and cash equivalents	1	(1)	—
Cash and cash equivalents, beginning of year	6	7	7
Cash and cash equivalents, end of year	$7	$6	$7

Supplemental cash flow information:
Cash paid for interest	$17,110	$12,622	$10,603
Cash paid for income taxes	$282	$115	$196

Supplemental non-cash transactions:
Non-cash distributions to certain limited partners (DRIP)	$56,895	$51,707	$26,286
Change in capital expenditures included in accounts payable and accrued liabilities	$(19,256)	$16,515	$15,846
Capital Lease Transaction:
Installment receivable	$—	$(24,820)	$—
Property and equipment write-off	$—	$22,134	$—
(Gain) on transaction	$—	$(2,686)	$—

See accompanying notes to consolidated financial statements.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(1)  The Partnership, Nature of Business, and Recent Transactions

USA Compression Partners, LP, a Texas limited partnership (the “Former Partnership”), was formed on July 10, 1998. In October 2008, the Former Partnership entered into several transactions through which the Former Partnership was reorganized into a holding company, USA Compression Holdings, LP (the “Partnership”). The owners of the Former Partnership caused the Partnership to be formed as a Texas limited partnership to conduct its affairs as the holding company of an operating and leasing structure of entities. The Former Partnership’s owners then transferred their equity interests in the Former Partnership to the Partnership in exchange for identical interests in the Partnership. The Former Partnership became a wholly-owned subsidiary of the Partnership, and was converted into USA Compression Partners, LLC, a Delaware, single-member, limited liability company (the “Operating Subsidiary”) to continue providing compression services to customers of the Former Partnership. Concurrently, the Operating Subsidiary formed a wholly-owned subsidiary, USAC Leasing, LLC, as a Delaware limited liability company (the “Leasing Subsidiary”), and agreed to sell its then existing compressor fleet to the Leasing Subsidiary for assumption of debt relating to the then existing fleet. On June 7, 2011, the Partnership converted from a Texas limited partnership into a Delaware limited partnership and changed its name from USA Compression Holdings, LP to USA Compression Partners, LP. USA Compression GP, LLC, a Delaware limited liability Company and the general partner of the Partnership, is referred to herein as the “General Partner.”  In connection with the S&R Acquisition (as defined below), the Partnership acquired all of the membership interests in USAC OpCo 2, LLC, a Texas limited liability company (“OpCo 2”), which owned all of the membership interests in USAC Leasing 2, LLC, a Texas limited liability company (“LeaseCo 2”). LeaseCo 2 owns all of the compression assets acquired in the S&R Acquisition as well as certain compression assets acquired after the acquisition.  Each of Leasing Subsidiary and LeaseCo 2 leases its compressor fleet to Operating Subsidiary and OpCo 2, respectively, for use in providing compression services to customers. The Partnership is a guarantor to Operating Subsidiary’s revolving credit facility and each of Leasing Subsidiary, OpCo2 and LeaseCo2 are co-borrowers on the revolving credit facility (see Note 8). The accompanying consolidated financial statements include the accounts of the Partnership, the Operating Subsidiary, the Leasing Subsidiary, OpCo 2 and LeaseCo 2, and all intercompany balances and transactions have been eliminated in consolidation. The Operating Subsidiary, the Leasing Subsidiary, OpCo 2 and LeaseCo 2, are collectively referred to herein, as the “Operating Subsidiaries.”

The Partnership, through the Operating Subsidiaries, provides compression services under term contracts with customers in the natural gas and crude oil industry, using natural gas compression packages that it designs, engineers, owns, operates and maintains.

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

(b)Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts of $2.1 million and $0.4 million as of December 31, 2015 and 2014, respectively, is the Partnership’s best estimate of the amount of probable credit losses in the Partnership’s existing accounts receivable. Bad debt expense for the year ended December 31, 2015 was $1.8 million.  The determination of the allowance for doubtful accounts requires us to make estimates and judgments regarding our customers’ ability to pay amounts due.  The Partnership determines the allowance based upon historical write-off experience, specific customer circumstances and the overall business climate in which our customers operate. The Partnership does not have any off-balance-sheet credit exposure related to its customers.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(c)Inventories

Inventory consists of serialized and non-serialized parts used primarily in the repair of compression units. Serialized parts inventories are valued at the lower of cost or market value using the specific identification method, while non-serialized parts inventory is valued using the weighted average cost method. Purchases of these assets are considered operating activities in the consolidated statement of cash flows.

Significant components of inventories as of December 31, 2015 and 2014 are as follows (in thousands):

	2015	2014
Serialized parts	$18,361	$9,286
Non-serialized parts	825	—
Total Inventory, gross	19,186	9,286
Less: obsolete and slow moving reserve	(314)	(363)
Total Inventory, net	$18,872	$8,923

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

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $81.7 million, $67.6 million and $49.7 million, respectively.

(e)Impairments of Long-Lived Assets

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

Refer to Note 4 for more detailed information about impairment charges during the years ended December 31, 2015 and 2014.

(f)Revenue Recognition

Revenue from contract operations is recorded when earned over the period of the contract, which generally ranges from one month to five years. Parts and service revenue is recorded as parts are delivered or services are performed for the customer.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

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

Refer to Note 7 for more detailed information about the Revised Texas Franchise Tax for the years ended December 31, 2015, 2014 and 2013.

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

As of December 31, 2015 and 2014, the Partnership’s financial instruments consisted primarily of cash and cash equivalents, trade accounts receivable, trade accounts payable and long-term debt. The book values of cash and cash equivalents, trade accounts receivable, and trade accounts payable are representative of fair value due to their short-term maturity. The carrying amount of long-term debt approximates fair value due to the floating interest rates associated with the debt.

Phantom unit awards granted to employees under the USA Compression Partners, LP 2013 Long-Term Incentive Plan (the “LTIP”) are accounted for as a liability, and such liability is re-measured on a quarterly basis.  The liability is based on the publicly quoted price of the Partnership’s common units, which is considered a Level 1 input.  Refer to Note 10 for more detailed information about unit-based compensation for the years ended December 31, 2015, 2014 and 2013.

As part of the impairment analysis of goodwill, the fair value of the Partnership’s goodwill was re-measured using Level 3 inputs.  Refer to the Goodwill section of Note 2 below for more detailed information about the valuation as of December 31, 2015 and 2014.

(i)Pass Through Taxes

Sales taxes incurred on behalf of, and passed through to, customers are accounted for on a net basis.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

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

(k)Identifiable Intangible Assets

As of December 31, 2015, identifiable intangible assets consisted of the following (in thousands):

	Customer
	Relationships	Trade Names	Non-compete	Total
Gross Balance at December 31, 2013	$78,700	15,600	900	$95,200
Additions	—	—	—	—
Accumulated amortization	(10,047)	(2,496)	(300)	(12,843)
Net Balance at December 31, 2014	$68,653	$13,104	$600	$82,357
Gross Balance at December 31, 2014	78,700	15,600	900	95,200
Additions	—	—	—	—
Accumulated amortization	(12,782)	(3,120)	(525)	(16,427)
Net Balance at December 31, 2015	$65,918	$12,480	$375	$78,773

Identifiable intangible assets are amortized using the straight-line method over their estimated useful lives, which is the period over which the assets are expected to contribute directly or indirectly to the Partnership’s future cash flows. The estimated useful lives range from 4 to 30 years. Amortization expense for the years ended December 31, 2015, 2014 and 2013 was $3.6 million, $3.6 million and $3.2 million, respectively.  The expected amortization of the identifiable intangible assets for each of the five succeeding years is as follows (in thousands):

Year ending December 31,	Total
2016	$3,584
2017	3,509
2018	3,359
2019	3,359
2020	3,359

The Partnership assesses identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Partnership did not record any impairment of identifiable intangible assets in the years ended December 31, 2015, 2014 or 2013.

(l)Goodwill

Goodwill represents consideration paid in excess of the fair value of the identifiable net assets acquired in a business combination. Goodwill is not amortized, but is reviewed for impairment annually based on the carrying values as of October 1, or more frequently if impairment indicators arise that suggest the carrying value of goodwill may not be recovered.

As of October 1, 2015, a quantitative assessment was performed to determine whether the fair value of the Partnership’s single reporting unit was greater than its carrying value.  As of October 1, 2015, the fair value was determined to be in excess of the carrying value. Due to the identification of certain impairment indicators during the fourth quarter of 2015, specifically (1) the decline in the market price of the Partnership’s common units, (2) the sustained decline in global commodity prices, and (3) the decline in performance of the Alerian MLP Index, the Partnership prepared a quantitative assessment as of December 31, 2015.  This assessment indicated that the calculated

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

fair value was less than the carrying value.  As such, the Partnership prepared a Step 2 impairment test which measures the amount of the impairment loss and involves a hypothetical allocation of the estimated fair value of the reporting unit among all assets and liabilities of the reporting unit.  The carrying value of goodwill exceeded the implied value of goodwill and an impairment charge was recorded for $172.2 million.  The fair value of our single reporting unit was calculated using the Discounted Cash Flow Method, an income approach.  This method utilizes Level 3 inputs from the fair value hierarchy. The impairment of goodwill is primarily the result of the sustained decline in the market price of the Partnership’s common units.  The continued decline in commodity prices has adversely impacted many of the Partnership’s customers and resulted in a significant decline in their future capital expansion plans.  This has in turn reduced the Partnership’s expected future capital expansion plans and in turn, the Partnership’s estimated future cash flows.

   The Partnership had approximately $35.9 million of goodwill remaining on the balance sheet as of December 31, 2015.    No impairment of goodwill was recorded in the years ended December 31, 2014 and 2013.

(m)Capitalized Interest

For each of the years ended December 31, 2015 and 2014, the Partnership capitalized $0.3 million of interest expense in accordance with Accounting Standards Codification (“ASC”) Topic 835-20 for interest costs incurred during the period related to upfront payments required in acquiring certain compression units.  The Partnership capitalized no interest during the year ended December 31, 2013.

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

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

The transaction was accounted for in accordance with ASC Topic 805, Business Combinations. The purchase price allocation as of August 30, 2013 is comprised of the following components (in thousands):

Issuance of limited partner units	$181,919
Less cash received for working capital adjustment	(3,374)
Total consideration	$178,545

Trucks and Trailers	$2,158
Compression equipment	117,784
Computers	23
Intangibles
Customer relationships	6,700
Non-compete	900
Total intangibles	7,600
Goodwill	50,980
Allocation of Purchase Consideration	$178,545

Expenses associated with acquisition activities and transaction activities related to the S&R Acquisition for the year ended December 31, 2013 were $2.1 million and were included in selling, general and administrative expenses (“SG&A”). The acquisition was recorded at fair value, which was determined using the cost and market approaches for the fixed assets, the multi-period excess earnings method for the customer relationships asset and the with-and-without method for the non-compete agreement. In applying these accounting principles, the Partnership estimated the fair value of the S&R assets acquired to be $127.6 million. This measurement resulted in the recognition of goodwill totaling approximately $51.0 million. Goodwill was calculated as the excess of the consideration transferred to acquire S&R over the acquisition date estimated fair value of the assets acquired. Goodwill recorded in the S&R Acquisition primarily represents the value of the opportunity to expand into gas lift operations with a high quality fleet, the experience and technical expertise of former S&R employees who have joined the Partnership and the addition of strategic areas of operations in which the Partnership did not previously have a significant presence. This goodwill was included as a component of the goodwill impairment, as described in Note 2.  The intangible asset customer relationships will be amortized over a life of 20 years and the intangible asset non-compete will be amortized over the 4-year term of the agreement.

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

The unaudited pro forma financial information was prepared assuming the S&R Acquisition occurred on January 1, 2013. The financial information was derived from the Partnership’s audited historical consolidated financial statements for the year ended December 31, 2013 and S&R’s unaudited interim financial statements from January 1, 2013 through August 30, 2013.

The pro forma adjustments were based on currently available information and certain estimates and assumptions by management. If the S&R Acquisition had been in effect on the dates or for the periods indicated, the results may have been substantially different. For example, the Partnership may have operated the assets differently than S&R, realized revenue may have been different and costs of operation of the compression assets may have been different. This pro forma financial information is provided for illustrative purposes only and may not provide an indication of results in the

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

future.  The following table presents a summary of pro forma financial information (in thousands, except for unit amounts):

Year Ended December 31,
2013
(unaudited)
Total revenues	$176,254
Net income	15,919
Net income allocated to:
General partner’s interest in net income	318
Limited partner’s interest in net income:
Common units	10,054
Subordinated units	5,546
Basic and diluted net income per common unit	$0.39
Basic and diluted net income per subordinated unit	$0.39

In preparing the pro forma financial information, certain information was derived from financial records and certain information was estimated. The sources of information and significant assumptions are described below:

(a)

Revenues and direct operating expenses for S&R were derived from the historical financial records of S&R. Incremental revenue adjustments related to the S&R Acquisition were $27.1 million for the year ended December 31, 2013. Incremental operating costs related to the S&R Acquisition were $12.2 million for the year ended December 31, 2013.

(b)

Depreciation and amortization was estimated using the straight-line method and reflects the incremental depreciation and amortization expense incurred due to adding the compression assets and intangible fair value assets acquired from S&R. Incremental depreciation and amortization was estimated at $9.7 million for the year ended December 30, 2013.

(c)	Incremental transaction expenses related to the S&R Acquisition were $2.1 million and were assumed to be funded from cash on hand.

(d)	The S&R Acquisition was financed solely with common units issued in consideration for the assets and liabilities acquired as part of the S&R Acquisition.

(e)

The capital contribution made by the General Partner to maintain its then 2% general partner interest in the Partnership in connection with the issuance of common units in the S&R Acquisition was used to pay down the Partnership’s revolving credit facility resulting in a reduction of interest expense. Incremental interest expense reductions were estimated at $90,000 for the year ended December 31, 2013.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(4)  Property and Equipment

Property and equipment consisted of the following at December 31 (in thousands):

	2015	2014
Compression equipment	$1,520,835	$1,311,943
Furniture and fixtures	669	619
Automobiles and vehicles	19,284	17,303
Computer equipment	21,457	11,913
Leasehold improvements	1,197	858
Total Property and equipment, gross	1,563,442	1,342,636
Less: accumulated depreciation and amortization	(245,399)	(179,999)
Total Property and equipment, net	$1,318,043	$1,162,637

As of December 31, 2015 and 2014, there was $13.1 million and $32.4 million, respectively, of property and equipment purchases in accounts payable and accrued liabilities.

For the year ended December 31, 2015, non-cash transfers of inventory to and from property and equipment totaled $4.0 million.  These transfers have been treated as non-cash inventory activities in the Consolidated Statements of Cash Flows.

During the year ended December 31, 2015, insurance recoveries of $1.2 million were received on previously impaired compression equipment and are reported within the Loss (gain) on sale of assets line in the Consolidated Statements of Operations.

During the year ended December 31, 2015, the Partnership evaluated the future deployment of its idle fleet under current market conditions and determined to retire and either sell or re-utilize the key components of 166 compressor units, or approximately 58,000 horsepower, that were previously used to provide services in the Partnership’s business.  This compression equipment was written down to its respective estimated salvage value, measured using quoted market prices, or the estimated component value of the equipment the Partnership plans to use.  The Partnership recorded $27.3 million, $2.3 million and $0.2 million in impairment of compression equipment for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The Capital Lease Transaction was accounted for as a sales type lease and, as of December 31, 2015 and 2014, resulted in a current installment receivable of $3.0 million and $2.8 million, respectively, included in other accounts receivable and a long-term installment receivable of $17.3 million and $20.2 million, respectively. Additionally, the Partnership recorded a $2.6 million gain on sale of assets related to the Capital Lease Transaction for the year ended December 31, 2014.

For the year ended December 31, 2015, non-cash transfers from long-term installment receivable to current installment receivable totaled $3.0 million.  These transfers have been treated as non-cash accounts receivable activities in the Consolidated Statements of Cash Flows.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(6)  Accrued Liabilities

Other current liabilities included accrued payroll and benefits and accrued property taxes.  The Partnership recognized $7.1 million and $5.5 million of accrued payroll and benefits as of December 31, 2015 and 2014, respectively.  The Partnership recognized $4.1 million and $4.8 million of accrued property taxes as of December 31, 2015 and 2014, respectively.

(7) Income Tax Expense

The Partnership is subject to the Revised Texas Franchise Tax (“Texas Margin Tax”). The Partnership does not do business in any other state where a similar tax is applied.

The Texas Margin Tax became effective for tax reports originally due on or after January 1, 2008. This margin tax requires certain forms of legal entities, including limited partnerships, to pay a tax of 1.0% (or 0.75% for 2015 and forward) on its  “margin,” as defined in the law, based on annual results. The margin tax base to which the tax rate is applied is the least of (1) 70% of total revenues for federal income tax purposes, (2) total revenue less cost of goods sold or (3) total revenue less compensation for federal income tax purposes. For the years ended December 31, 2015, 2014 and 2013, the Partnership recorded expense related to the Texas margin tax of $1.1 million, $0.1 million and $0.3 million, respectively.

Components of income tax expense are as follows (in thousands):

	2015	2014	2013

Current tax expense:
State income tax	$211	$103	$280
Total current tax expense	211	103	280

Deferred tax expense:
State income tax	$874	$—	$—
Total deferred tax expense	874	—	—

Total income tax expense	$1,085	$103	$280

Deferred income tax balances are the direct effect of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the taxes are actually paid or recovered. The tax effects of temporary differences that give rise to deferred tax liabilities are as follows (in thousands):

	2015	2014

Deferred tax liabilities
Property and equipment	$874	$—
Total deferred tax liabilities	874	—
Net deferred tax liabilities	$874	$—

The Financial Accounting Standards Board’s (“FASB”) ASC Topic 740-10 (“ASC 740-10”) provides guidance on measurement and recognition in accounting for income tax uncertainties and provides related guidance on derecognition, classification, disclosure, interest, and penalties. As of December 31, 2015, the Partnership had no material unrecognized tax benefits (as defined in ASC 740-10). The Partnership does not expect to incur interest charges or penalties related to its tax positions, but if such charges or penalties are incurred, the Partnership’s policy is to account for interest charges as Interest expense, net and penalties as Income tax expense in the Consolidated Statements of Operations.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(8)  Long-Term Debt

The long-term debt of the Partnership consisted of the following as of December 31 (in thousands):

	2015	2014
Revolving Credit Facility	$729,187	$594,864

On December 13, 2013, the Partnership entered into a Fifth Amended and Restated Credit Agreement (the “revolving credit facility”) whereby the aggregate commitment under the facility increased from $600 million to $850 million (subject to availability under the Partnership’s borrowing base and a further potential increase of $100 million) and reduced the applicable margin for BBA London Interbank Offering Rate (“LIBOR”) loans to a range of 150 to 225 basis points above LIBOR, depending on the Partnership’s leverage ratio. The Partnership’s revolving credit facility is secured by a first priority lien against its assets.

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

December 31, 2015, 2014 and 2013

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

The Partnership paid various loan fees and incurred costs in respect of the revolving credit facility in the amount of $3.4 million, $0.2 million, and $3.0 million in 2015, 2014 and 2013, respectively, which were capitalized to loan costs and will be amortized through January 2020. The Partnership wrote off $0.3 million in 2013 related to certain third parties that exited the credit facility.

As of December 31, 2015 and 2014, the Partnership was in compliance with all of its covenants under the revolving credit facility.

As of December 31, 2015, the Partnership had outstanding borrowings under its revolving credit facility of $729.2 million, $370.8 million of borrowing base availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $101.0 million. The borrowing base consists of eligible accounts receivable, inventory and compression units. The largest component, representing 91% and 94% of the borrowing base as of December 31, 2015 and 2014, respectively, was eligible compression units.  Eligible compression units consist of compressor packages that are leased, rented or under service contracts to customers and carried in the financial statements as fixed assets. The Partnership’s interest rate in effect for all borrowings under its revolving credit facility as of December 31, 2015 and 2014 was 2.26% and 2.16%, respectively, with an average interest rate of 2.24%, 2.22%, and 2.43% during 2015, 2014 and 2013, respectively. There were no letters of credit issued as of December 31, 2015 and 2014.

The revolving credit facility matures in January 2020 and the Partnership expects to maintain this facility for the term. The facility is a “revolving credit facility” that includes a “springing” lock box arrangement, whereby remittances from customers are forwarded to a bank account controlled by the Partnership, and the Partnership is not required to use such remittances to reduce borrowings under the facility, unless there is a default or excess availability under the facility is reduced below $20 million. As the remittances do not automatically reduce the debt outstanding absent the occurrence of a default or a reduction in excess availability below $20 million, the debt has been classified as long-term as of December 31, 2015 and 2014.

Maturities of long-term debt (in thousands):

Year ending December 31,
2016	—
2017	—
2018	—
2019	—
2020	729,187
Total Debt	$729,187

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

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

(9)  Partner’s Capital

As of February 9, 2016, USA Compression Holdings held 7,267,511 common units and 14,048,588 subordinated units and controlled the General Partner which held an approximate 1.46% general partner interest (the “General Partner’s Interest”) and the incentive distribution rights (“IDRs”). See the Consolidated Statement of Changes in Partners’ Capital.

Subordinated Units

All of the subordinated units are held by USA Compression Holdings. The Partnership’s limited partnership agreement (the “Partnership Agreement”) provides that, during the subordination period, the common units have the right to receive distributions of Available Cash from Operating Surplus (each as defined in the Partnership Agreement) each quarter in an amount equal to $0.425 per common unit (the “Minimum Quarterly Distribution”), plus any arrearages in the payment of the Minimum Quarterly Distribution from Operating Surplus on the common units from prior quarters, before any distributions of Available Cash from Operating Surplus may be made on the subordinated units. These units are deemed “subordinated” because for a period of time, referred to as the subordination period, the subordinated units will not be entitled to receive any distributions from Operating Surplus until the common units have received the Minimum Quarterly Distribution plus any arrearages from prior quarters. The practical effect of the subordinated units is to increase the likelihood that during the subordination period there will be Available Cash from Operating Surplus to be distributed on the common units. The subordination period will end on the first business day after the Partnership has earned and paid at least (i) $1.70 (the Minimum Quarterly Distribution on an annualized basis) on each outstanding unit and the corresponding distribution on the General Partner’s Interest, for each of three consecutive, non-overlapping four-quarter periods ending on or after December 31, 2015 or (ii) $2.55  (150.0% of the annualized Minimum Quarterly Distribution) on each outstanding unit and the corresponding distributions on the General Partner’s Interest and the related distribution on the incentive distribution rights for the four-quarter period immediately preceding that date. When the subordination period ends, all subordinated units will convert into common units on a one-for-one basis, and all common units thereafter will no longer be entitled to arrearages.  All of our outstanding subordinated units will convert to common units on a one-for-one basis on February 16, 2016 upon the Partnership’s payment of its quarterly distribution on February 12, 2016.

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

December 31, 2015, 2014 and 2013

has contributed any additional capital necessary to maintain its General Partner’s Interest, the General Partner has not transferred the IDRs and there are no arrearages on common units.

		Marginal Percentage Interest in
	Total Quarterly	Distributions
	Distributions per Unit	Unitholders	General Partner
Minimum Quarterly Distribution	$0.425	98.54%	1.46%
First Target Distribution	up to $0.4888	98.54%	1.46%
Second Target Distribution	above $0.4888 up to $0.5313	85.54%	14.46%
Third Target Distribution	above $0.5313 up to $0.6375	75.54%	24.46%
Thereafter	above $0.6375	50.54%	49.46%

Cash Distributions

The Partnership has declared quarterly distributions per unit to limited partner unitholders of record, including holders of common, subordinated and phantom units and distributions paid to the General Partner, including the General Partner’s Interest and IDRs, as follows (dollars in millions, except distribution per unit):

	Distribution per		Amount Paid to	Amount Paid to	Amount Paid to	Amount Paid to
	Limited Partner		Common	Subordinated	General	Phantom	Total
Payment Date	Unit		Unitholders	Unitholder	Partner	Unitholders	Distribution
May 15, 2013	$0.348	(1)	$5.2	$4.9	$0.2	$—	$10.3
August 14, 2013	0.440		6.7	6.2	0.3	—	13.2
November 14, 2013	0.460		10.6	6.5	0.3	—	17.4
February 14, 2014	0.480		11.3	6.7	0.4	—	18.4
May 15, 2014	0.490		11.8	6.9	0.4	0.2	19.3
August 14, 2014	0.500		15.1	7.0	0.5	0.2	22.8
November 14, 2014	0.505		15.5	7.1	0.5	0.2	23.3
February 13, 2015	0.510		16.0	7.2	0.5	0.1	23.8
May 15, 2015	0.515		16.6	7.2	0.6	0.2	24.6
August 14, 2015	0.525		17.2	7.4	0.7	0.2	25.5
November 13, 2015	0.525		19.7	7.4	0.7	0.2	28.0

(1)	Prorated to reflect 72 days of quarterly cash distribution rate of $0.435 per unit.

Announced Quarterly Distribution

On January 21, 2016, the Partnership announced a cash distribution of $0.525 per unit on its common and subordinated units. The distribution will be paid on February 12, 2016 to unitholders of record as of the close of business on February 2, 2016. USA Compression Holdings, the owner of approximately 41% of the Partnership’s outstanding limited partner interests has elected to reinvest all of this distribution with respect to its units pursuant to the Partnership’s distribution reinvestment plan (the “DRIP”).

Dividend Reinvestment Program

For the years ended December 31, 2015, 2014 and 2013, distributions of $56.9 million, $51.7 million and $26.3 million, respectively, were reinvested under the DRIP resulting in the issuance of 3.1 million, 2.1 million and 1.1 million common units, respectively.  Such distributions are treated as non-cash transactions in the accompanying Consolidated Statements of Cash Flows.

Equity Offerings

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

On September 15, 2015, the Partnership closed a public offering of 4,000,000 common units at a price to the public of $19.33 per common unit.  The Partnership used the net proceeds of $74.4 million (net of underwriting discounts and commission and offering expenses) to reduce the indebtedness outstanding under its revolving credit facility.

On May 21, 2015, the Partnership issued 34,921 common units in a private placement to Argonaut for $0.7 million in a transaction that was exempt from registration under Section 4(a)(2) of the Securities Act. The Partnership used the proceeds from the private placement for general partnership purposes.  There were no other unregistered sales of securities during the years ended December 31, 2015 or 2014.

On May 19, 2014, the Partnership closed a public offering of 6,600,000 common units, of which 5,600,000 common units were sold by the Partnership and 1,000,000 common units were sold by certain selling unitholders, including USA Compression Holdings and Argonaut (the “Selling Unitholders”), at a price to the public of $25.59 per common unit. USA Compression Holdings and Argonaut granted the underwriters an option to purchase up to an additional 990,000 common units to cover over-allotments, which was exercised by the underwriters in full and closed on May 27, 2014. The Partnership used the net proceeds of $138.0 million (net of underwriting discounts and commissions and offering expenses) to reduce the indebtedness outstanding under the revolving credit facility.

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

Earnings Per Common and Subordinated Unit

The computations of earnings per common unit and subordinated unit are based on the weighted average number of common units and subordinated units, respectively, outstanding during the applicable period. The subordinated units and the General Partner’s Interest (including its IDRs) meet the definition of participating securities as defined by the FASB’s ASC Topic 260 Earnings Per Share; therefore, the Partnership is required to use the two-class method in the computation of earnings per unit. Basic earnings per common and subordinated unit are determined by dividing net income (loss) allocated to the common and subordinated units, respectively, after deducting the amount allocated to the General Partner (including distributions to the General Partner on the General Partner Interest and its IDRs), by the weighted average number of outstanding common and subordinated units, respectively, during the period. Net income (loss) is allocated to the common units, subordinated units and the General Partner Interest (including its IDRs) based on their respective shares of the distributed and undistributed earnings for the period. To the extent cash distributions exceed net income (loss) for the period, the excess distributions are allocated to all participating units outstanding based on their respective ownership percentages. Diluted earnings per unit are computed using the treasury stock method, which considers the potential issuance of limited partner units associated with the LTIP. Unvested phantom units are not included in basic earnings per unit, as they are liability classified and as such are not considered to be participating securities, but are included in the calculation of diluted earnings per unit.  For the year ended December 31, 2015, approximately 121,000 incremental phantom units were excluded from the calculation of diluted units because the impact was anti-dilutive.

(10)  Unit-Based Compensation

Class B Units

During 2011 and 2013, USA Compression Holdings issued to certain employees and members of its management, who provide services to the Partnership, Class B non-voting units. These Class B units are liability-classified profits interest awards which have a service condition.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

The holders of Class B units in USA Compression Holdings are entitled to a cash payment of 10% of net proceeds primarily from a monetization event, as defined under the provisions of the Amended and Restated Limited Liability Company Agreement of USA Compression Holdings, or the Holdings Operating Agreement, related to these Class B unit awards, in excess of USA Compression Holdings’ Class A unitholder’s capital contributions and an 8% return on each Class A unitholder’s capital account, compounded annually, (both of which are due upon a monetization event) to the extent of vested units over total units of the respective class. Each holder of Class B units is then allocated their pro-rata share of the respective class of unit’s entitlement based on the number of units held over the total number of units in that class of units. The Class B units vest 25% on the first anniversary date of the grant date and then monthly for the next three years (at the rate of 1/48 per month) subject to certain continued employment. The units have no expiry date provided the employee remains employed with USA Compression Holdings or one of its subsidiaries.

The Class B units vesting schedule consisted of the following at December 31 (in thousands, except unit amounts):

	Class B Interest Units
				Unit-based
	Grant date fair			compensation
	value per unit	Vested	Unvested	expense
Balance of awards as of December 31, 2012		570,313	617,187
Issuance of profit interest units	$—	—	187,500
Vesting		531,250	(531,250)
Forfeitures		(62,500)	(62,500)
Balance of awards as of December 31, 2013		1,039,063	210,937
Expense recorded in 2013				$—
Issuance of profit interest units	$—	—	—
Vesting		80,078	(80,078)
Forfeitures		—	—
Balance of awards as of December 31, 2014		1,119,141	130,859
Expense recorded in 2014				$—
Issuance of profit interest units	$—	—	—
Vesting		42,968	(42,968)
Forfeitures		(125,000)	—
Balance of awards as of December 31, 2015		1,037,109	87,891
Expense recorded in 2015				$—

Fair value of the Class B units is based on enterprise value calculated by a predetermined formula. As of December 31, 2015 and 2014, there was no unit-based compensation expense or liability recorded related to these Class B units.

The Partnership’s initial public offering constituted a qualified public offering for purposes of certain vesting provisions of the employee holder’s Class B Units, which resulted in 50% of certain employee’s unvested Class B Units vesting.  Any remaining unvested Class B Units generally (i) vest 25% percent on the first anniversary date of the grant date and (ii) with respect to the remaining Class B Units, will vest monthly for the next three years (at the rate of 1/48 per month) subject to the employee’s continued employment on each applicable vesting date. If any employee holder’s employment is terminated by the General Partner without cause or the employee resigns for good reason, the remaining unvested Class B Units will vest in full. As used in the Holdings Operating Agreement, “good reason” and “cause” have the meanings set forth in each employee’s employment agreement.

Long-Term Incentive Plan

In connection with the Partnership’s initial public offering, the board of directors of the General Partner (the “Board”) adopted the LTIP for employees, consultants and directors of the General Partner and any of its affiliates who perform services for the Partnership. The LTIP consists of unit options, unit appreciation rights, restricted units, phantom units, DERs, unit awards, profits interest units and other unit-based awards. The LTIP initially limits the number of

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

common units that may be delivered pursuant to awards under the plan to 1,410,000 common units. Awards that are forfeited, cancelled, paid or otherwise terminate or expire without the actual delivery of units will be available for delivery pursuant to other awards. The LTIP is administered by the Board or a committee thereof.

In February 2014, the Board approved a modification to all of the phantom unit awards that were granted to employees pursuant to the LTIP during the 2013 fiscal year. The modification provided all employees with phantom unit awards granted during 2013 with an option of settling a portion of their award in cash and a portion in units.  The amount that can be settled in cash is in excess of the employee’s minimum statutory tax-withholding rate.  ASC Topic 718, Compensation-Stock Compensation, requires the entire amount of an award with such features to be accounted for as a liability.  Liability accounting requires the Partnership to re-measure the fair value of the award at each financial statement date until the award is vested or cancelled.  The fair value is re-measured at the end of each reporting period using the market price of the common units.  During the requisite service period, compensation cost is recognized using the proportionate amount of the award’s fair value that has been earned through service to date. The total incremental compensation cost recorded in February 2014 as a result of the modification was $1.2 million.

During the years ended December 31, 2015 and 2014, an aggregate of 320,636 and 187,856, respectively, phantom units (including the corresponding DERs) were granted under the LTIP to the General Partner’s executive officers and employees and independent directors. The phantom units granted in 2015 and 2014 provide the employees with an option of settling a portion of their award in cash and a portion in units. The phantom units (including the corresponding DERs) awarded are subject to restrictions on transferability, customary forfeiture provisions and time vesting provisions generally in which, for employees, one-third of each award vests on the first, second, and third anniversaries of the date of grant. The phantom units will generally vest in full in the event of a change in control and a termination of employment.  Grants of phantom units to the independent directors of the General Partner generally vest in full on the one year anniversary of the grant date. Award recipients do not have all the rights of a unitholder in the partnership with respect to the phantom units until the units have vested. Phantom units granted to employees during the years ended December 31, 2015 and 2014 are accounted for as a liability and are re-measured at the end of each reporting period using the market price of the common units. As of December 31, 2015 and 2014, the total unit-based compensation liability was $2.0 million and $1.3 million, respectively.  Phantom units granted to independent directors do not have the cash settlement option and as such are subject to equity treatment.  During the requisite service period, compensation cost is recognized using the proportionate amount of the award’s fair value that has been earned through service to date.

The General Partner’s executive officers, employees and independent directors were granted these awards to incentivize them to help drive the Partnership’s future success and to share in the economic benefits of that success. The compensation costs associated with these awards are recorded in selling, general and administrative expense. During the years ended December 31, 2015, 2014 and 2013, the Partnership recognized $3.9 million, $3.0 million and $1.3 million, respectively, of compensation expense associated with these awards, net of expense related to forfeited units. During the years ended December 31, 2015 and 2014, amounts paid by the Partnership for income tax withholdings related to the vesting of awards under the LTIP were $0.2 million in each year and the value of phantom units that vested and were redeemed by the Partnership for cash was immaterial and $0.1 million, respectively.  During the year ended December 31, 2013, no employee awards under the LTIP plan vested.  The total fair value and intrinsic value of the phantom units vested under the LTIP was $2.2 million, $2.4 million, and $0.1 million during the years ended December 31, 2015, 2014 and 2013, respectively.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

The following table summarizes information regarding phantom unit awards for the periods presented:

		Weighted-Average
		Grant Date Fair
	Number of Units	Value per Unit(1)
Phantom units outstanding at December 31, 2012	—	$—
Granted	269,521	19.96
Vested	3,816	19.65
Forfeited	35,714	19.60
Phantom units outstanding at December 31, 2013	229,991	$20.02
Granted	187,856	26.29
Vested	88,707	17.20
Forfeited	60,038	18.81
Phantom units outstanding at December 31, 2014	269,102	$23.65
Granted	320,636	19.04
Vested	111,991	22.96
Forfeited	20,666	21.77
Phantom units outstanding at December 31, 2015	457,081	$22.10

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

The unrecognized compensation cost associated with phantom unit awards was an aggregate $3.6 million as of December 31, 2015. The Partnership expects to recognize the unrecognized compensation cost for these awards on a weighted-average basis over a period of 1.7 years.

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

Each phantom unit granted to an executive officer or an employee is granted in tandem with a corresponding DER, which is paid quarterly on the distribution date from the grant date until the earlier of the settlement or the forfeiture of the related phantom units.

(11)  Employee Benefit Plans

A 401(k) plan is available to all of the Partnership’s current employees. The plan permits employees to make contributions up to 20% of their salary, up to statutory limits, which was $18,000 in 2015. The plan provides for discretionary matching contributions by the Partnership on an annual basis. Aggregate matching contributions made by the Partnership were $0.8 million, $0.7 million and $0.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(12)  Transactions with Related Parties

William Shea, Jr., who has served as a director of the General Partner since June 2011, served as Chief Executive Officer of the general partner of a customer from March 2010 to March 2014. For the years ended December 31, 2014 and 2013, subsidiaries of this customer made compression service payments to us of approximately $0.6 million and $3.0 million, respectively.

John Chandler, who has served as a director of the General Partner since October 2013, has served as a director of a customer since October 2014. During the year ended December 31, 2015 and the period of Mr. Chandler’s appointment for the year ended December 31, 2014, the Partnership recognized approximately $8.8 million and $1.7 million,

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

respectively, in revenue on compression services and $1.3 million and $0.1 million, respectively, in accounts receivable from this customer on the Consolidated Balance Sheets as of December 31, 2015 and 2014.

(13)  Recent Accounting Pronouncements

In April 2015, the FASB issued an Accounting Standards Update (“ASU”) that clarified when fees paid in a cloud computing arrangement pertain to the acquisition of a software license and/or services.  When a cloud computing arrangement includes a license of software, the fee attributable to the software license portion of the arrangement will be capitalized when the criteria for capitalization of internal-use software are met.  When a cloud computing arrangement does not include a license of software, the arrangement will be treated as a service contract and the cost will be expensed as the services are received.  This ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is permitted and entities may elect to adopt this ASU either prospectively, for all arrangements entered into or materially modified after the effective date, or retrospectively. The Partnership concluded this ASU will not have a material impact on its consolidated financial statements.

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

(14)  Commitments and Contingencies

(a)	Operating Leases

Rent expense for office space, warehouse facilities and certain corporate equipment for the years ended December 31, 2015, 2014 and 2013 was $2.9 million, $2.3 million and $1.6 million, respectively. Commitments for future minimum lease payments for non-cancelable leases are as follows (in thousands):

2016	$1,645
2017	1,460
2018	1,160
2019	1,028
2020	27
Thereafter	—
Total	$5,320

(b)	Major Customers

The Partnership did not have revenue from any single customer greater than 10% of total revenue for the year ended December 31, 2015. The Partnership had revenue from one customer representing  11.6% and 14.3% of total revenue for the years ended December 31, 2014 and 2013, respectively.  No other customer represented greater than 10% of revenue for the years ended December 31, 2014 and 2013.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(c)	Litigation

From time to time, the Partnership and its subsidiaries may be involved in various claims and litigation arising in the ordinary course of business. In management’s opinion, the resolution of such matters is not expected to have a material adverse effect on the Partnership’s consolidated financial position, results of operations or cash flows.

(d)	Equipment Purchase Commitments

The Partnership’s future capital commitments are comprised of binding commitments under purchase orders for new compression units ordered but not received. The commitments as of December 31, 2015 were $20.8 million, all of which are expected to be settled within the next twelve months.

(15)   Subsequent Events

Phantom Units

On February 9, 2016, an aggregate of 36,361 phantom units (including the corresponding DERs) were granted under the LTIP to the independent directors of the Partnership’s General Partner.  The phantom units (including the corresponding DERs) awarded are subject to restrictions on transferability, customary forfeiture provisions and will vest in full on February 15, 2017.

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

	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015
Revenue	$65,000	$66,390	$70,540	$68,615
Gross profit (1)	45,789	47,311	48,621	47,285
Net income (loss)	11,456	(15,904)	9,805	(159,630)
Income (loss) per common unit - basic and diluted	$0.24	$(0.34)	$0.21	$(3.02)
Income per subordinated unit - basic and diluted	0.24	(0.35)	0.16	(3.03)

	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014
Revenue	$50,202	$53,266	$57,045	$60,995
Gross profit	32,485	35,269	37,615	42,105
Net income	3,915	7,518	5,013	8,501
Income per common unit - basic and diluted	$0.10	$0.20	$0.11	$0.18
Income per subordinated unit - basic and diluted	0.10	0.14	0.11	0.18

(1)	Gross profit is defined as revenue less cost of operations, exclusive of depreciation and amortization expense.

S-1