Form 10-Q
period 2016-03-31
USA Compression Partners, LP
filed 2016-05-05
CIK 1522727

c

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2016

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

As of May 3, 2016, there were 54,157,813 common units outstanding.

i

PART I.  FINANCIAL INFORMATION

ITEM 1.Financial Statements

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(Dollars in thousands, except unit amounts)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$7	$7
Accounts receivable, net:
Trade, net	27,737	28,465
Other	3,065	3,023
Inventory, net	19,298	18,872
Prepaid expenses	2,829	2,600
Total current assets	52,936	52,967
Property and equipment, net	1,304,312	1,318,043
Installment receivable	16,498	17,275
Identifiable intangible assets, net	77,877	78,773
Goodwill	35,866	35,866
Other assets	8,365	6,847
Total assets	$1,495,854	$1,509,771
Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$10,373	$23,840
Accrued liabilities	12,797	20,582
Deferred revenue	16,821	17,000
Total current liabilities	39,991	61,422
Long-term debt	743,112	729,187
Other liabilities	976	874
Partners’ capital:
Limited partner interest:
Common units, 54,154,357 and 38,556,245 units issued and outstanding, respectively	702,145	557,583
Subordinated units, 14,048,588 issued and outstanding at December 31, 2015	—	150,787
General partner interest	9,630	9,918
Total partners’ capital	711,775	718,288
Total liabilities and partners’ capital	$1,495,854	$1,509,771

See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(Dollars in thousands, except unit amounts)

	Three months ended March 31,
	2016	2015
Revenues:
Contract operations	$64,278	$64,035
Parts and service	2,089	965
Total revenues	66,367	65,000
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	20,829	19,211
Selling, general and administrative	9,739	9,729
Depreciation and amortization	22,094	20,731
Gain on sale of assets	(122)	(195)
Total costs and expenses	52,540	49,476
Operating income	13,827	15,524
Other income (expense):
Interest expense, net	(5,062)	(3,994)
Other	7	5
Total other expense	(5,055)	(3,989)
Net income before income tax expense	8,772	11,535
Income tax expense (Note 6)	234	79
Net income	$8,538	$11,456
Net income allocated to:
General partner’s interest in net income	$414	$372
Limited partners’ interest in net income:
Common units	$10,835	$7,748
Subordinated units	$(2,711)	$3,336
Weighted average common units outstanding:
Basic	46,104,274	31,695,384
Diluted	46,104,274	31,832,299
Weighted average subordinated units outstanding:
Basic and diluted	7,101,484	14,048,588
Net income per common unit:
Basic	$0.24	$0.24
Diluted	$0.24	$0.24
Net income per subordinated unit:
Basic and diluted	$(0.38)	$0.24
Distributions declared per limited partner unit for respective periods	$0.525	$0.515

See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Partners’ Capital

Three Months Ended March 31, 2016

(Dollars and units in thousands)

	Partners’ Capital					Total
	Common Units		Subordinated Units		General Partner	Partners’
	Units	Amount	Units	Amount	Amount	Capital
Partners’ capital, December 31, 2015	38,556	$557,583	14,049	$150,787	$9,918	$718,288
Vesting of phantom units	181	1,323	—	—	—	1,323
Distributions and DERs	—	(20,252)	—	(7,376)	(702)	(28,330)
Issuance of common units	1,368	11,468	—	—	—	11,468
Unit-based compensation	—	488	—	—	—	488
Net income	—	10,835	—	(2,711)	414	8,538
Conversion of subordinated units to common units	14,049	140,700	(14,049)	(140,700)	—	—
Partners’ capital, March 31, 2016	54,154	$702,145	—	$—	$9,630	$711,775

See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$8,538	$11,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,094	20,731
Amortization of debt issue costs	467	455
Unit-based compensation expense	1,812	1,026
Net gain on sale of assets	(122)	(195)
Changes in assets and liabilities:
Accounts receivable	1,464	1,333
Inventory	(725)	(7,619)
Prepaids	(229)	(1,192)
Other noncurrent assets	—	3
Accounts payable	(7,287)	(8,101)
Accrued liabilities and deferred revenue	(4,052)	(3,384)
Net cash provided by operating activities	21,960	14,513
Cash flows from investing activities:
Capital expenditures	(16,273)	(117,774)
Proceeds from sale of property and equipment	110	62
Proceeds from insurance recovery	—	159
Net cash used in investing activities	(16,163)	(117,553)
Cash flows from financing activities:
Proceeds from long-term debt	83,841	185,310
Payments on long-term debt	(69,916)	(68,482)
Cash paid for taxes related to net settlement of unit-based awards	(71)	(169)
Cash distributions	(17,667)	(10,227)
Financing costs	(1,984)	(3,392)
Net cash provided by (used in) financing activities	(5,797)	103,040
Increase in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	7	6
Cash and cash equivalents, end of period	$7	$6
Supplemental cash flow information:
Cash paid for interest	$4,950	$3,716
Supplemental non-cash transactions:
Non-cash distributions to certain limited partners (DRIP)	$11,468	$13,600
Change in capital expenditures included in accounts payable and accrued liabilities	$(9,090)	$(11,314)
Transfers to/from inventory to property and equipment	$299	$958

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

The Partnership’s ownership is as follows:

	March 31, 2016
	USA
	Compression
	Holdings	Public	Total
General partner interest	1.42%	—	1.42%
Limited partner interest	41.23%	57.35%	98.58%
Total	42.65%	57.35%	100.00%

Partnership net income is allocated to the partners, both general and limited, in proportion to their respective interest in the Partnership.

(b)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared on the same basis as the audited consolidated financial statements included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2015 filed on February 11, 2016 (our “2015 Annual Report”). In the opinion of the Partnership’s management, such financial information reflects all adjustments necessary for a fair presentation of the financial position as of March 31, 2016 and December 31, 2015, and the results of operations for the three months ended March 31, 2016 and 2015, changes in partners’ capital for the three months ended March 31, 2016 and the statements of cash flows for the three months ended March 31, 2016 and 2015 in accordance with U.S. generally accepted accounting principles (“GAAP”). Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Therefore, these consolidated financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements for the year ended December 31, 2015 contained in our 2015 Annual Report.

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

(d)  Inventories

Inventory consists of serialized and non-serialized parts used primarily in the repair of compression units. Serialized parts inventory is valued at the lower of cost or market value using the specific identification method, while non-serialized parts inventory is valued using the weighted average cost method. Purchases of these assets are considered operating activities in the Unaudited Condensed Consolidated Statement of Cash Flows.

Significant components of inventories as of March 31, 2016 and December 31, 2015 are as follows (in thousands):

	March 31, 2016	December 31, 2015
Serialized parts	$17,956	$18,361
Non-serialized parts	1,656	825
Total Inventory, gross	19,612	19,186
Less: obsolete and slow moving reserve	(314)	(314)
Total Inventory, net	$19,298	$18,872

(e)  Identifiable Intangible Assets

As of March 31, 2016, identifiable intangible assets, net consisted of the following (in thousands):

	Customer		Non-compete
	Relationships	Trade Names	Agreement	Total
Net Balance at December 31, 2015	$65,918	$12,480	$375	$78,773
Amortization Expense	(684)	(156)	(56)	(896)
Net Balance at March 31, 2016	$65,234	$12,324	$319	$77,877

Identifiable intangible assets are amortized using the straight-line method over their estimated useful lives, which is the period over which the assets are expected to contribute directly or indirectly to the Partnership’s future cash flows. The estimated useful lives range from 4 to 30 years.  Accumulated amortization of intangible assets was $17.3 million and $16.4 million as of March 31, 2016 and December 31, 2015, respectively.

The Partnership assesses identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Partnership did not record any impairment of identifiable intangible assets for the three months ended March 31, 2016 or 2015.

(f)  Property and Equipment

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

(g)   Impairments of Long-Lived Assets

Long-lived assets with recorded values that are not expected to be recovered through future cash flows are written-down to estimated fair value. An asset shall be tested for impairment when events or circumstances indicate that its carrying value may not be recoverable or will no longer be utilized in the operating fleet. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value exceeds the sum of the undiscounted cash flows associated with the operating fleet, an impairment loss equal to the amount of the carrying value exceeding the fair value of the asset is recognized. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, is based on an estimate of discounted cash flows, the expected net sale proceeds compared to the other similarly configured fleet assets the Partnership recently sold or a review of other assets recently offered for sale by third parties, or the estimated component value of the equipment the Partnership plans to use.

The Partnership did not record any impairment of long-lived assets in the three months ended March 31, 2016 or 2015.

(h)   Fair Value Measurements

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

As of March 31, 2016 and 2015, the Partnership’s financial instruments consisted primarily of cash and cash equivalents, trade accounts receivable, trade accounts payable and long-term debt. The book values of cash and cash equivalents, trade accounts receivable and trade accounts payable are representative of fair value due to their short-term maturity. The carrying amount of long-term debt approximates fair value due to the floating interest rates associated with the debt.

Phantom unit awards granted to employees under the USA Compression Partners, LP 2013 Long-Term Incentive Plan (the “LTIP”) are accounted for as a liability, and such liability is re-measured on a quarterly basis.  The liability is based on the publicly quoted price of the Partnership’s common units, which is considered a Level 1 input. As of March 31, 2016 and December 31, 2015, the total unit-based compensation liability was $1.1 million and $2.0 million, respectively.

(i)   Operating Segment

The Partnership operates in a single business segment, the compression services business.

(j)   Pass Through Taxes

Sales taxes incurred on behalf of, and passed through to, customers are accounted for on a net basis.

(2)  Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts, which was $1.3 million and $2.1 million at March 31, 2016 and December 31, 2015, respectively, is the Partnership’s best estimate of the amount of probable credit losses included in the Partnership’s existing accounts receivable. The Partnership determines the allowance based upon historical write-off experience and specific customer circumstances. The determination of the allowance for doubtful accounts requires us to make estimates and judgments regarding our customers’ ability to pay amounts due.  On an ongoing basis, we conduct an evaluation of the financial strength of our customers based on payment history, the overall business climate in which our customers operate and specific identification of customer bad debt and make adjustments to the allowance as necessary.  During the three months ended March 31, 2016, the Partnership decreased its allowance for doubtful accounts by $0.8 million.  This was due in part to collections on accounts that had previously been reserved due to bankruptcy or significantly delinquent balances. The Partnership does not have any off-balance-sheet credit exposure related to its customers.

(3)  Property and Equipment

Property and equipment consisted of the following as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Compression equipment	$1,527,471	$1,520,835
Furniture and fixtures	627	669
Automobiles and vehicles	19,114	19,284
Computer equipment	22,240	21,457
Leasehold improvements	1,263	1,197
Total	1,570,715	1,563,442
Less accumulated depreciation and amortization	(266,403)	(245,399)
Total	$1,304,312	$1,318,043

We recognized $21.2 million and $19.8 million of depreciation expense on property and equipment for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016 and December 31, 2015, there was $4.0 million and $13.1 million, respectively, of property and equipment purchases in accounts payable and accrued liabilities.

During the three months ended March 31, 2015, insurance recoveries of $0.2 million were received on previously impaired compression equipment and are reported within the Gain on sale of assets line in the Unaudited Condensed Consolidated Statements of Operations.

(4) Installment Receivable

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

The Capital Lease Transaction was accounted for as a sales type lease and resulted in a current installment receivable of $3.0 million as of each of March 31, 2016 and December 31, 2015, included in Other accounts receivable and a long-term installment receivable of $16.5 million and $17.3 million, respectively.

Revenue and interest income related to the Capital Lease Transaction is recognized over the lease term which is 7 years.  The Partnership recognizes maintenance revenue within Contract operations revenue and interest income within Interest expense, net on the Statements of Operations.  For the three months ended March 31, 2016 and 2015, maintenance revenue was $0.4 million and $0.3 million, respectively. Interest income was $0.4 million in each of the three months ended March 31, 2016 and 2015.

For the three months ended March 31, 2016 and 2015, non-cash transfers from long-term installment receivable to current installment receivable totaled $0.8 million and $0.7 million, respectively.  These transfers have been treated as non-cash accounts receivable activities in the Unaudited Condensed Consolidated Statements of Cash Flows.

(5) Accrued Liabilities

Other current liabilities included accrued payroll and benefits and accrued property taxes.  The Partnership recognized $3.8 million and $7.1 million of accrued payroll and benefits as of March 31, 2016 and December 31, 2015, respectively.  The Partnership recognized $4.0 million and $4.1 million of accrued property taxes as of March 31, 2016 and December 31, 2015, respectively.

(6) Income Tax Expense

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

Components of income tax expense are as follows (in thousands):

	Three months ended March 31,
	2016	2015
Current tax expense:
State income tax	$132	$79
Total current tax expense	132	79

Deferred tax expense:
State income tax	$102	$—
Total deferred tax expense	102	—

Total income tax expense	$234	$79

Deferred income tax balances are the direct effect of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the taxes are actually paid or recovered. The tax effects of temporary differences that give rise to deferred tax liabilities are as follows (in thousands):

	March 31, 2016	December 31, 2015
Deferred tax liabilities
Property and equipment	$976	$874
Total deferred tax liabilities	976	874
Net deferred tax liabilities	$976	$874

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic 740-10 (“ASC 740-10”) provides guidance on measurement and recognition in accounting for income tax uncertainties and provides related guidance on derecognition, classification, disclosure, interest, and penalties. As of March 31, 2016, the Partnership had no material unrecognized tax benefits (as defined in ASC 740-10). The Partnership does not expect to incur interest charges or penalties related to our tax positions, but if such charges or penalties are incurred, the Partnership’s policy is to account for interest charges as Interest expense, net and penalties as Income tax expense in the Unaudited Condensed Consolidated Statements of Operations.

(7)  Long-Term Debt

The long-term debt of the Partnership, of which there is no current portion, consisted of the following as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31,	December 31,
	2016	2015
Revolving Credit Facility	$743,112	$729,187

Revolving Credit Facility

On March 18, 2016, the Partnership entered into a Third Amendment to its revolving credit facility, which amended the credit agreement to, among other things, (i) modify the leverage ratio covenant to be (A) 5.95 to 1.0 as of the end of the respective fiscal quarters ending June 30, 2016 and September 30, 2016, (B) 5.75 to 1.0 as of the end of the fiscal quarter ending December 31, 2016, (C) 5.50 to 1.0 as of the end of the respective fiscal quarters ending March 31, 2017 and June 30, 2017, (D) 5.25 to 1.0 as of the end of the respective fiscal quarters ending September 30, 2017 and December 31, 2017 and (E) 5.00 to 1.0 thereafter, and (ii) amend certain other provisions of the credit agreement, all as more fully set forth in the Third Amendment.

In connection with entering into the Third Amendment, the Partnership paid certain amendment fees to the lenders party thereto and paid a certain arrangement fee to the arranger of the Third Amendment in the amount of $2.0 million, collectively, during the three months ended March 31, 2016. The Partnership paid $3.4 million in various loan fees and costs incurred related to the second amendment to our revolving credit facility during the three months ended March 31, 2015. These fees were capitalized to loan costs and will be amortized through January 2020.

As of March 31, 2016, the Partnership was in compliance with all of its covenants under its revolving credit facility.

As of March 31, 2016, the Partnership had outstanding borrowings under its revolving credit facility of $743.1 million, $100.8 million of available borrowing capacity and borrowing base availability of $356.9 million. The Partnership’s interest rate in effect for all borrowings under its revolving credit facility as of March 31, 2016 and December 31, 2015 was 2.51% and 2.26%, respectively, with a weighted average interest rate of 2.47% and 2.19% during the three months ended March 31, 2016 and 2015, respectively.  There were no letters of credit issued as of March 31, 2016 or 2015.

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

(8)  Partners’ Capital

Common Units and General Partner Interest

As of March 31, 2016, the Partnership had 54,154,357 common units outstanding. USA Compression Holdings held 22,651,057 common units as of March 31, 2016 and controlled the General Partner which held an approximate 1.42% general partner interest (the “General Partner’s Interest”) and the incentive distribution rights (“IDRs”). The number of common units outstanding on this date includes 14,048,588 common units issued through the conversion of subordinated units on a one-for-one basis on February 16, 2016.  See the Unaudited Condensed Consolidated Statement of Changes in Partners’ Capital.

Subordinated Units

Upon the payment of the February 12, 2016 cash distribution, the Partnership satisfied the requirements contained in the Partnership’s limited partnership agreement for the automatic conversion of all outstanding subordinated units into common units on a one-for-one basis.  As a result, on February 16, 2016, all of the outstanding subordinated units converted to common units on a one-for-one basis.  The conversion of subordinated units does not impact the amount of cash distributions we pay or the total number of our outstanding units.

Cash Distributions

The Partnership has declared quarterly distributions per unit to limited partner unitholders of record, including holders of common, subordinated units and phantom units and distributions paid to the General Partner, including the General Partner’s Interest and IDRs, as follows (dollars in millions, except distribution per unit):

	Distribution per	Amount Paid to	Amount Paid to	Amount Paid to	Amount Paid to
	Limited Partner	Common	Subordinated	General	Phantom	Total
Payment Date	Unit	Unitholders	Unitholder	Partner	Unitholders	Distribution
February 13, 2015	0.510	16.0	7.2	0.5	0.1	23.8
May 15, 2015	0.515	16.6	7.2	0.6	0.2	24.6
August 14, 2015	0.525	17.2	7.4	0.7	0.2	25.5
November 13, 2015	0.525	19.7	7.4	0.7	0.2	28.0
February 12, 2016	0.525	20.2	7.4	0.7	0.8	29.1

Announced Quarterly Distribution

On April 21, 2016, the Partnership announced a cash distribution of $0.525 per unit on its common units. The distribution will be paid on May 13, 2016 to unitholders of record as of the close of business on May 3, 2016. USA Compression Holdings, the owner of approximately 41% of the Partnership’s outstanding limited partner interests, has elected to reinvest 80% of this distribution with respect to its units pursuant to the Partnership’s distribution reinvestment plan (the “DRIP”).

Dividend Reinvestment Program

During the three months ended March 31, 2016 and 2015, distributions of $11.5 million and $13.6 million, respectively, were reinvested under the DRIP resulting in the issuance of 1.4 million and 0.7 million common units, respectively.  Such distributions are treated as non-cash transactions in the accompanying Unaudited Condensed Consolidated Statements of Cash Flows.

Earnings Per Common and Subordinated Unit

The computations of earnings per common unit and subordinated unit are based on the weighted average number of common units and subordinated units, respectively, outstanding during the applicable period. The subordinated units and the General Partner’s Interest (including its IDRs) meet the definition of participating securities as defined by the FASB’s Accounting Standards Codification Topic 260 Earnings Per Share; therefore, the Partnership is required to use the two-class method in the computation of earnings per unit. Basic earnings per common and subordinated unit are determined by dividing net income allocated to the common and subordinated units, respectively, after deducting the amount allocated to the General Partner (including distributions to the General Partner on the General Partner Interest and its IDRs), by the weighted average number of outstanding common and subordinated units, respectively, during the period. Net income is allocated to the common units, subordinated units and the General Partner Interest (including its IDRs) based on their respective shares of the distributed and undistributed earnings for the period. To the extent cash distributions exceed net income for the period, the excess distributions are allocated to all participating units outstanding based on their respective ownership percentages. Diluted earnings per unit are computed using the treasury stock method, which considers the potential issuance of limited partner units associated with the LTIP.  Unvested phantom units are not included in basic earnings per unit, as they are not considered to be participating securities, but are included in the calculation of diluted earnings per unit.  For the three months ended March 31, 2016, approximately

420,000 incremental phantom units were excluded from the calculation of diluted units because the impact was anti-dilutive.

Due to the conversion of subordinated units to common units on February 16, 2016, the subordinated units did not participate in any of the distributed earnings for the period, resulting in a negative earnings per unit value for the three months ended March 31, 2016.

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

		Marginal Percentage Interest
	Total Quarterly	in Distributions
	Distribution Per Unit	Unitholders	General Partner
Minimum Quarterly Distribution	$0.425	98.58%	1.42%
First Target Distribution	up to $0.4888	98.58%	1.42%
Second Target Distribution	above $0.4888 up to $0.5313	85.58%	14.42%
Third Target Distribution	above $0.5313 up to $0.6375	75.58%	24.42%
Thereafter	above $0.6375	50.58%	49.42%

(9)  Transactions with Related Parties

John Chandler, who has served as a director of the General Partner since October 2013, has served as a director of a customer since October 2014. During the three months ended March 31, 2016 and 2015, the Partnership recognized $2.2 million and $1.8 million, respectively, in revenue on compression services and $1.2 million and $1.3 million in accounts receivable from this customer on the Unaudited Condensed Consolidated Balance Sheet as of March 31, 2016 and December 31, 2015, respectively.

(10)  Commitments and Contingencies

(a)  Major Customers

The Partnership did not have revenue from any single customer representing greater than 10% of total revenue for the three months ended March 31, 2016. The Partnership had revenue from one customer representing 10.6% of total revenue for the three months ended March 31, 2015. No other customer represented greater than 10% of total revenue for the three months ended March 31, 2015.

(b)  Litigation

From time to time, the Partnership and its subsidiaries may be involved in various claims and litigation arising in the ordinary course of business. In management’s opinion, the resolution of such matters is not expected to have a material adverse effect on the Partnership’s consolidated financial position, results of operations or cash flows.

(c)  Equipment Purchase Commitments

The Partnership’s future capital commitments are comprised of binding commitments under purchase orders for new compression units and serialized parts ordered but not received. The commitments as of March 31, 2016 were $20.6 million, all of which are expected to be settled within the next twelve months.

(11)  Recent Accounting Pronouncement

In July 2015, the FASB agreed to defer by one year the mandatory effective date of its revenue recognition standard to annual and interim periods in fiscal years beginning after December 15, 2017, but will also provide entities the option to adopt it as of the original effective date. The option to use either a retrospective or cumulative-effect transition method will not change.  The Partnership is currently evaluating the impact, if any, of this Accounting Standards Update (“ASU”) on its consolidated financial statements.

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

In February 2016, the FASB issued a new leasing standard that increases transparency and comparability among organizations by, among other things, requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring both lessees/lessors to disclose expanded qualitative and quantitative information about leasing arrangements.  Lessor accounting will remain substantially similar to current U.S. GAAP but with some changes to conform and align guidance with the new lessee guidance and other areas within U.S. GAAP, such as Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.   This ASU requires modified retrospective adoption, with elective reliefs, and becomes effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018. The Partnership is currently evaluating the impact, if any, of this ASU on its consolidated financial statements.

In March 2016, the FASB issued an ASU that clarifies the implementation guidance on principal versus agent considerations.  The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations within the revenue recognition update.  The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of the revenue recognition update.  The Partnership is currently evaluating the impact, if any, of this ASU along with the revenue recognition ASU, on its consolidated financial statements.

In March 2016, the FASB issued an ASU that simplifies several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  Some of the areas for simplification apply only to nonpublic entities.  Required transition methods vary for each of the amendments included within this ASU.  For public business entities, the amendments within this ASU are effective for annual and interim periods in fiscal years beginning after December 15, 2016.  Early adoption is permitted. The Partnership is currently evaluating the impact, if any, of this ASU on its consolidated financial statements.

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

Operating Highlights

The following table summarizes certain horsepower and horsepower utilization percentages for the periods presented.

	Three Months Ended
	March 31, 2016	December 31, 2015	March 31, 2015
Fleet horsepower (at period end) (1)	1,711,915	1,712,196	1,640,323
Total available horsepower (at period end) (2)	1,711,915	1,712,196	1,661,273
Revenue generating horsepower (at period end) (3)	1,397,278	1,424,537	1,397,709
Average revenue generating horsepower (4)	1,410,574	1,420,060	1,385,908
Average revenue per revenue generating horsepower per month (5)	$15.72	$15.97	$15.85
Revenue generating compression units (at period end)	2,657	2,737	2,686
Average horsepower per revenue generating compression unit (6)	526	516	518
Horsepower utilization (7):
At period end	87.9%	89.2%	91.1%
Average for the period (8)	88.7%	89.5%	91.9%

(1)	Fleet horsepower is horsepower for compression units that have been delivered to us (and excludes units on order). As of March 31, 2016, we had 15,400 horsepower on order for delivery during 2016.

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

(5)

Calculated as the average of the result of dividing the contractual monthly rate for all units at the end of each month in the period by the sum of the revenue generating horsepower at the end of each month in the period.

(6)	Calculated as the average of the month-end revenue generating horsepower per revenue generating compression unit for each of the months in the period.

(7)

Horsepower utilization is calculated as (i) the sum of (a) revenue generating horsepower, (b) horsepower in our fleet that is under contract but is not yet generating revenue, and (c) horsepower not yet in our fleet that is under contract, not yet generating revenue and is subject to a purchase order, divided by (ii) total available horsepower less idle horsepower that is under repair. Horsepower utilization based on revenue generating horsepower and fleet horsepower as of March 31, 2016, December 31, 2015 and March 31, 2015 was 81.6%, 83.2% and 85.2%, respectively.

(8)

Calculated as the average utilization for the months in the period based on utilization at the end of each month in the period. Average horsepower utilization based on revenue generating horsepower and fleet horsepower for the three months ended March 31, 2016, December 31, 2015  and March 31, 2015 was 82.4% , 83.4% and 86.7%, respectively.

The 4.4% increase in fleet horsepower as of March 31, 2016 over the fleet horsepower as of March 31, 2015 was attributable to the compression units added to our fleet to meet the then expected incremental demand by new and current customers for our compression services.  The 1.8% increase in average revenue generating horsepower as of March 31, 2016 over March 31, 2015 was primarily due to organic growth in our active fleet.  The 0.8% decrease in average revenue per revenue generating compression unit as of March 31, 2016 over March 31, 2015 was primarily due to reduced pricing in the small horsepower portion of our fleet over the three months ended March 31, 2016 as compared to pricing for those units over the three months ended March 31, 2015.

The following table summarizes other financial data for the periods presented (dollars in thousands):

	Three Months Ended March 31,				Percent
Other Financial Data: (1)	2016		2015		Change
Gross operating margin	$45,538		$45,789		(0.5)%
Gross operating margin percentage (2)	68.6%		70.4%		(2.6)%
Adjusted EBITDA	$38,404		$37,518		2.4%
Adjusted EBITDA percentage (2)	57.9%		57.7%		0.3%
DCF (3)	$31,913		$29,539		8.0%
DCF Coverage Ratio (3)	1.10	x	1.22	x	(9.9)%
Cash Coverage Ratio	1.68	x	2.99	x	(44.1)%

(1)

Gross operating margin, Adjusted EBITDA, Distributable Cash Flow (“DCF”), DCF Coverage Ratio and Cash Coverage Ratio are all non-GAAP financial measures. Definitions of each measure, as well as reconciliations of each measure to its most directly comparable financial measure(s) calculated and presented in accordance with GAAP, can be found below under the caption “—Non-GAAP Financial Measures.”

(2)	Gross operating margin percentage and Adjusted EBITDA percentage are calculated as a percentage of revenue.

(3)

DCF and DCF Coverage Ratio were previously presented as Adjusted DCF and Adjusted DCF Coverage Ratio, respectively.  The definitions of DCF and DCF Coverage Ratio are identical to the definition of Adjusted DCF and Adjusted DCF Coverage Ratio, respectively, as previously presented.  Definitions of DCF and DCF Coverage Ratio can be found below under the caption “—Non-GAAP Financial Measures”.

Adjusted EBITDA.  Adjusted EBITDA during the three months ended March 31, 2016 increased $0.9 million, or 2.4%, over the the three months ended March 31, 2015, primarily due to $0.8 million lower selling, general and administrative expenses, excluding unit-based compensation expense, during the three months ended March 31, 2016.

DCF.  The increase in DCF during the three months ended March 31, 2016 was primarily attributable to lower maintenance capital expenditures during the period.

Financial Results of Operations

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Three Months Ended March 31,		Percent
	2016	2015	Change
Revenues:
Contract operations	$64,278	$64,035	0.4%
Parts and service	2,089	965	116.5%
Total revenues	66,367	65,000	2.1%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	20,829	19,211	8.4%
Gross Operating Margin	45,538	45,789	(0.5)%
Other operating and administrative costs and expenses:
Selling, general and administrative	9,739	9,729	0.1%
Depreciation and amortization	22,094	20,731	6.6%
Gain on sale of assets	(122)	(195)	(37.4)%
Total other operating and administrative costs and expenses	31,711	30,265	4.8%
Operating income	13,827	15,524	(10.9)%
Other income (expense):
Interest expense, net	(5,062)	(3,994)	26.7%
Other	7	5	40.0%
Total other expense	(5,055)	(3,989)	26.7%
Income before income tax expense	8,772	11,535	(24.0)%
Income tax expense	234	79	196.2%
Net income	$8,538	$11,456	(25.5)%

Contract operations revenue.  During the three months ended March 31, 2016, we experienced a year-to-year increase in demand for our compression services driven by an increase in overall natural gas production in the U.S., resulting in a 1.8% increase in average revenue generating horsepower and a $0.2 million increase in our contract operations revenue.   Average revenue per revenue generating horsepower per month decreased from $15.85 for the three months ended March 31, 2015 to $15.72 for the three months ended March 31, 2016, a decrease of 0.8%, attributable, in part, to reduced pricing in the small horsepower portion of our fleet, offset by improved pricing in the large horsepower fleet. Because the demand for our services is driven primarily by production of natural gas, we focus our activities in areas of attractive growth, which are generally found in certain shale and unconventional resource plays.

Parts and service revenue.  Parts and service revenue was earned on freight and crane charges that are directly reimbursable by our customers, for which we earn little to no margin, and maintenance work and general contract services on customer-owned units and infrastructure, for which we earn lower margins than our contract operations.  We offered these services as a courtesy to our customers and the demand fluctuates from period to period based on the varying needs of our customers.

Cost of operations, exclusive of depreciation and amortization. The $1.6 million increase in cost of operations was primarily attributable to the increase in our fleet size due to organic growth. Certain cost increases consisted of (1) a $0.5 million increase in direct labor expenses associated with our contract operations, (2)  a $0.7 million increase in indirect expenses, the majority of which were higher property and other taxes and (3) a $0.5 million increase in direct expenses such as parts and service expenses, which have a corresponding increase in parts and service revenue.

Gross operating margin. The $0.3 million decrease in gross operating margin was primarily due to an increase in operating expenses during the three months ended March 31, 2016, partially offset by an increase in revenues. The 1.8% decrease in gross operating margin percentage from 70.4% for the three months ended March 31, 2015 to 68.6% for the three months ended March 31, 2016 was due in part to increased parts and service revenue, which has lower margins.

Selling, general and administrative expense.  The slight increase in selling, general and administrative expense for the three months ended March 31, 2016 was primarily attributable to a $1.2 million increase in payroll and benefits expenses, a majority of which was a $0.8 million increase in unit-based compensation expense, offset by a $0.9 million decrease in bad debt expense and a $0.2 million decrease in outside services and professional fee expenses.

Depreciation and amortization expense.  The $1.4 million increase in depreciation and amortization expense was entirely related to an increase in gross property and equipment balances during the three months ended March 31, 2016 compared to gross balances during the three months ended March 31, 2015.  There was no variance in amortization expense between the same periods, as intangible assets are amortized on a straight-line basis and there has been no change in gross identifiable intangible assets between the periods.

Interest expense, net. The $1.1 million increase in interest expense, net was primarily attributable to the impact of an approximate $86.0 million increase in average outstanding borrowings under our revolving credit facility, for which average borrowings were $744.9 million for the three months ended March 31, 2016 compared to $658.9 million for the three months ended March 31, 2015.  Also contributing to the increase in interest expense was an increase in the weighted average interest rate.  Our revolving credit facility bore an interest rate of 2.51% and 2.19% at March 31, 2016 and 2015, respectively, and a weighted average interest rate of 2.47% and 2.19% for the three months ended March 31, 2016 and 2015, respectively.

Income tax expense.  This line item represents the Revised Texas Franchise Tax.  Approximately $0.1 million of the increase in income tax expense for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was due to fluctuation in the deferred tax liability reflecting the book/tax basis difference in our property and equipment.

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

Cash Flows

The following table summarizes our sources and uses of cash for the three months ended March 31, 2016 and 2015 as of the end of the periods presented (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash provided by operating activities	$21,960	$14,513
Net cash used in investing activities	(16,163)	(117,553)
Net cash provided by (used in) financing activities	(5,797)	103,040

Net cash provided by operating activities. The $7.4 million increase in net cash provided by operating activities for the three months ended March 31, 2016 relates primarily to a $6.9 million decrease in inventory purchases.  Our significant reduction in compression unit purchases has reduced our serialized parts inventory requirements.

Net cash used in investing activities. Net cash used in investing activities for the three months ended March 31, 2016 and 2015 related primarily to purchases of new compression units, reconfiguration costs and related equipment in response to then expected increasing demand for our services.  We have significantly reduced our planned purchases of new compression units during 2016 due to the slow-down in the overall energy market.

Net cash provided by (used in) financing activities. During the three months ended March 31, 2016, we borrowed $13.9 million, on a net basis, primarily to support our purchases of new compression units, reconfiguration costs and related equipment, as described above.  Additionally, we paid various loan fees and incurred costs in respect of our revolving credit facility in the amount of $2.0 million and made cash distributions to our unitholders of $17.7 million.

During the three months ended March 31, 2015, we borrowed $116.8 million, on a net basis, primarily to support our purchases of new compression units, as described above. Additionally, we paid various loan fees and incurred costs in respect of our revolving credit facility in the amount of $3.4 million and made cash distributions to our unitholders of $10.2 million.

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

We classify capital expenditures as maintenance or expansion on an individual asset basis. Over the long term, we expect that our maintenance capital expenditure requirements will continue to increase as either, or both of, the overall size and age of our fleet increases. Our aggregate maintenance capital expenditures for the three months ended March 31, 2016 and 2015 were $1.4 million and $4.1 million, respectively. We currently plan to spend approximately $15 million in maintenance capital expenditures during 2016.

Without giving effect to any equipment we may acquire pursuant to any future acquisitions, we currently have budgeted between $40 million and $50 million in expansion capital expenditures during 2016. Our expansion capital expenditures for the three months ended March 31, 2016 and 2015 were $14.6 million (of which a majority related to payments for prior year purchases) and $114.6 million, respectively.  As of March 31, 2016, we had binding commitments to purchase $20.6 million of additional units and serialized parts, which we expect to be delivered in the remainder of 2016.

Revolving Credit Facility

As of March 31, 2016, we were in compliance with all of our covenants under our revolving credit facility.  As of March 31, 2016, we had outstanding borrowings under our revolving credit facility of $743.1 million, $100.8 million of available borrowing capacity and borrowing base availability of $356.9 million.

As of May 3, 2016, we had outstanding borrowings under our revolving credit facility of $736.2 million.

For a more detailed description of our revolving credit facility, please see Note 7 to the unaudited condensed consolidated financial statements under Part I, Item 1 of this report and Note 8 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 11, 2016 (our “2015 Annual Report”).

Distribution Reinvestment Plan

During the three months ended March 31, 2016, distributions of $11.5 million were reinvested under the DRIP resulting in the issuance of 1.4 million common units.  Such distributions are treated as non-cash transactions in the accompanying Unaudited Condensed Consolidated Statements of Cash Flows included under Part I, Item 1 of this report.

For a more detailed description of the DRIP, please see Note 8 to our unaudited condensed consolidated financial statements under Part I, Item 1 of this report and Note 9 to the consolidated financial statements included in our 2015 Annual Report.

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

The following table reconciles gross operating margin to operating income, its most directly comparable GAAP financial measure, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenues:
Contract operations	$64,278	$64,035
Parts and service	2,089	965
Total revenues	66,367	65,000
Cost of operations, exclusive of depreciation and amortization	20,829	19,211
Gross operating margin	45,538	45,789
Other operating and administrative costs and expenses:
Selling, general and administrative	9,739	9,729
Depreciation and amortization	22,094	20,731
Gain on sale of assets	(122)	(195)
Total other operating and administrative costs and expenses	31,711	30,265
Operating income	$13,827	$15,524

Adjusted EBITDA

We define EBITDA as net income before net interest expense, depreciation and amortization expense, and income taxes. We define Adjusted EBITDA as EBITDA plus impairment of compression equipment, impairment of goodwill, interest income, unit-based compensation expense, severance charges, certain transaction fees, and loss (gain) on sale of assets and other. We view Adjusted EBITDA as one of our primary management tools, and we track this item on a monthly basis both as an absolute amount and as a percentage of revenue compared to the prior month, year-to-date, prior year and to budget. Adjusted EBITDA is used as a supplemental financial measure by our management and external users of our financial statements, such as investors and commercial banks, to assess:

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

Because we use capital assets, depreciation and the interest cost of acquiring compression equipment are also necessary elements of our costs. Expense related to unit-based compensation expense related to equity awards to employees is also a necessary component of our business. Therefore, measures that exclude these elements have material limitations. To compensate for these limitations, we believe that it is important to consider both net income and net cash provided by operating activities determined under GAAP, as well as Adjusted EBITDA, to evaluate our financial performance and our liquidity. Our Adjusted EBITDA excludes some, but not all, items that affect net income and net cash provided by operating activities, and these measures may vary among companies. Management compensates for the limitations of Adjusted EBITDA as an analytical tool by reviewing the comparable GAAP measures, understanding the differences between the measures and incorporating this knowledge into management’s decision making processes.

The following table reconciles Adjusted EBITDA to net income and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2016	2015
Net income	$8,538	$11,456
Interest expense, net	5,062	3,994
Depreciation and amortization	22,094	20,731
Income taxes	234	79
EBITDA	$35,928	$36,260
Interest income on capital lease	375	427
Unit-based compensation expense (1)	1,812	1,026
Severance charges	411	—
Gain on sale of assets and other	(122)	(195)
Adjusted EBITDA	$38,404	$37,518
Interest expense, net	(5,062)	(3,994)
Income tax expense	(234)	(79)
Interest income on capital lease	(375)	(427)
Non-cash interest expense	467	455
Severance charges	(411)	—
Changes in operating assets and liabilities	(10,829)	(18,960)
Net cash provided by operating activities	$21,960	$14,513

(1)

For the three months ended March 31, 2016 and 2015, unit-based compensation expense included $0.8 million and $0.1 million, respectively, of cash payments related to quarterly payments of distribution equivalent rights on phantom unit awards and $0.1 million and $0.2 million, respectively, related to the cash portion of any settlement of phantom unit awards upon vesting.  The remainder of the unit-based compensation expense for both periods was related to non-cash adjustments to the unit-based compensation liability.

Distributable Cash Flow

We define DCF as net income plus non-cash interest expense, non-cash income tax expense, depreciation and amortization expense, unit-based compensation expense, severance charges, impairment of compression equipment, impairment of goodwill, certain transaction fees and loss (gain) on sale of assets and other, less maintenance capital expenditures. The definition of DCF is identical to the definition of Adjusted DCF previously presented. We believe DCF is an important measure of operating performance because it allows management, investors and others to compare basic cash flows we generate (prior to the establishment of any retained cash reserves by our general partner and the effect of the DRIP) to the cash distributions we expect to pay our unitholders. Using DCF, management can quickly compute the coverage ratio of estimated cash flows to planned cash distributions.

DCF should not be considered as an alternative to, or more meaningful than, net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP as measures of operating performance and liquidity. Moreover, our DCF as presented may not be comparable to similarly titled measures of other companies.

Because we use capital assets, depreciation, loss (gain) on sale of assets, and maintenance capital expenditures are necessary elements of our costs. Expense related to unit-based compensation expense related to equity awards to employees is also a necessary component of our business. Therefore, measures that exclude these elements have material limitations. To compensate for these limitations, we believe that it is important to consider both net income and net cash provided by operating activities determined under GAAP, as well as DCF, to evaluate our financial performance and our liquidity. Our DCF excludes some, but not all, items that affect net income and net cash provided by operating activities, and these measures may vary among companies. Management compensates for the limitations of DCF as an analytical tool by reviewing the comparable GAAP measures, understanding the differences between the measures and incorporating this knowledge into management’s decision making processes.

The following table reconciles DCF to net income and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2016	2015
Net income	$8,538	$11,456
Plus: Non-cash interest expense	467	455
Plus: Non-cash income tax expense	102	—
Plus: Depreciation and amortization	22,094	20,731
Plus: Unit-based compensation expense (1)	1,812	1,026
Plus: Severance charges	411	—
Plus: Gain on sale of assets and other	(122)	(36)
Less: Maintenance capital expenditures (2)	(1,389)	(4,093)
DCF (3)	$31,913	$29,539
Plus: Maintenance capital expenditures	1,389	4,093
Plus: Changes in operating assets and liabilities	(10,829)	(18,960)
Less: Other	(513)	(159)
Net cash provided by operating activities	$21,960	$14,513

(1)

For the three months ended March 31, 2016 and 2015, unit-based compensation expense included $0.8 million and $0.1 million, respectively, of cash payments related to quarterly payments of distribution equivalent rights on phantom unit awards and $0.1 million and $0.2 million, respectively, related to the cash portion of any settlement of phantom unit awards upon vesting.  The remainder of the unit-based compensation expense for both periods was related to non-cash adjustments to the unit-based compensation liability.

(2)

Reflects actual maintenance capital expenditures for the period presented. Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets, to maintain the operating capacity of our assets and extend their useful lives, or other capital expenditures that are incurred in maintaining our existing business and related cash flow.

(3)	DCF was previously presented as Adjusted DCF.

Coverage Ratios

DCF Coverage Ratio is defined as DCF less cash distributions to our general partner and IDRs, divided by distributions declared to limited partner unitholders for the period. Cash Coverage Ratio is defined as DCF less cash distributions to our general partner and IDRs divided by cash distributions paid to limited partner unitholders, after taking into account the non-cash impact of the DRIP. We believe DCF Coverage Ratio and Cash Coverage Ratio are important measures of operating performance because they allow management, investors and others to gauge our ability to pay cash distributions to limited partner unitholders using the cash flows that we generate. Our DCF Coverage Ratio and Cash Coverage Ratio as presented may not be comparable to similarly titled measures of other companies.

The following table summarizes certain coverage ratios for the periods presented (dollars in thousands).

	Three Months Ended March 31,
	2016	2015
DCF (1)	$31,913	$29,539
General partner interest in DCF	711	588
DCF attributable to limited partner interest	$31,202	$28,951

Distributions for DCF Coverage Ratio (2)	$28,433	$23,779

Distributions reinvested in the DRIP (3)	$9,807	$14,111

Distributions for Cash Coverage Ratio (4)	$18,626	$9,668

DCF Coverage Ratio	1.10	1.22

Cash Coverage Ratio	1.68	2.99

(1)	DCF was previously presented as Adjusted DCF.

(2)	Represents distributions to the holders of the Partnership’s common units as of the record date.

(3)	Represents distributions to holders enrolled in the DRIP as of the record date. The amount for the three months ended March 31, 2016 is based on an estimate as of the record date.

(4)	Represents cash distributions declared for common units not participating in the DRIP.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing activities.

Recent Accounting Pronouncement

For discussion on specific recent accounting pronouncements affecting us, please see Note 11 to our unaudited condensed consolidated financial statements under Part I, Item 1 of this report.

ITEM 3.Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to any natural gas or crude oil in connection with our services and, accordingly, have no direct exposure to fluctuating commodity prices. However, the demand for our compression services depends upon the continued demand for, and production of, natural gas and crude oil. Lower natural gas or crude oil prices over the long term could result in a decline in the production of natural gas or crude oil, which could result in reduced demand for our compression services. We do not intend to hedge our indirect exposure to fluctuating commodity prices.  A 1% decrease in average revenue generating horsepower of our active fleet during the three months ended March 31, 2016 would have resulted in a decrease of approximately $2.7 million and $1.9 million in our revenue and gross operating margin, respectively. Gross operating margin is a non-GAAP financial measure. For a reconciliation of gross operating margin to net income, its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read “Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” of this report.

Interest Rate Risk

We are exposed to market risk due to variable interest rates under our financing arrangements.

As of March 31, 2016, we had approximately $743.1 million of variable-rate outstanding indebtedness at a weighted-average interest rate of 2.47%. A 1% increase or decrease in the effective interest rate on our variable-rate outstanding debt at March 31, 2016 would have resulted in an annual increase or decrease in our interest expense of approximately $7.4 million.

For further information regarding our exposure to interest rate fluctuations on our debt obligations see Note 7 to our unaudited condensed consolidated financial statements under Part I, Item 1 of this report. Although we do not currently hedge our variable rate debt, we may, in the future, hedge all or a portion of such debt.

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

ITEM 4.Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2016 at the reasonable assurance level.

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

ITEM 1A.Risk Factors

Security holders and potential investors in our securities should carefully consider the risk factors below and set forth in Part I, “Item 1A. Risk Factors” of our 2015 Annual Report.  We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

ITEM 6.Exhibits

The documents in the accompanying Exhibit Index are filed, furnished or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 5, 2016	USA Compression Partners, LP

	By:	USA Compression GP, LLC
its General Partner

	By:	/s/ Matthew C. Liuzzi
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

	By:	/s/ Michael D. Lenox
Vice President- Finance and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description
3.1

Certificate of Limited Partnership of USA Compression Partners, LP (incorporated by reference to Exhibit 3.1 to Amendment No. 3 of the Partnership’s registration statement on Form S-1 (Registration No. 333-174803) filed on December 21, 2011)

3.2

First Amended and Restated Agreement of Limited Partnership of USA Compression Partners, LP (incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on January 18, 2013)

10.1

Third Amendment to the Fifth Amended and Restated Credit Agreement, dated as of March 18, 2016, by and among USA Compression Partners, LP, as guarantor, USA Compression Partners, LLC, USAC Leasing, LLC, USAC OpCo 2, LLC and USAC Leasing 2, LLC, as borrowers, the lenders party thereto and JPMorgan Chase Bank, N.A., as agent and LC issuer (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on March 21, 2016)

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