Form 10-Q
period 2016-06-30
USA Compression Partners, LP
filed 2016-08-04
CIK 1522727

c

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2016

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

As of August 2, 2016, there were 54,866,123 common units outstanding.

i

PART I.  FINANCIAL INFORMATION

ITEM 1.Financial Statements

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(Dollars in thousands, except unit amounts)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$7	$7
Accounts receivable, net:
Trade, net	24,911	28,465
Other	3,153	3,023
Inventory, net	20,682	18,872
Prepaid expenses	2,872	2,600
Total current assets	51,625	52,967
Property and equipment, net	1,300,561	1,318,043
Installment receivable	15,707	17,275
Identifiable intangible assets, net	76,981	78,773
Goodwill	35,866	35,866
Other assets	7,842	6,847
Total assets	$1,488,582	$1,509,771
Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$16,421	$23,840
Accrued liabilities	23,872	20,582
Deferred revenue	16,186	17,000
Total current liabilities	56,479	61,422
Long-term debt	735,120	729,187
Other liabilities	1,008	874
Partners’ capital:
Limited partner interest:
Common units, 54,866,123 and 38,556,245 units issued and outstanding, respectively	686,717	557,583
Subordinated units, 14,048,588 issued and outstanding at December 31, 2015	—	150,787
General partner's interest	9,258	9,918
Total partners’ capital	695,975	718,288
Total liabilities and partners’ capital	$1,488,582	$1,509,771

See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(Dollars in thousands, except unit amounts)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues:
Contract operations	$62,785	$65,552	$127,063	$129,587
Parts and service	726	838	2,815	1,803
Total revenues	63,511	66,390	129,878	131,390
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	18,654	19,079	39,483	38,290
Selling, general and administrative	11,180	10,350	20,919	20,079
Depreciation and amortization	23,412	21,507	45,506	42,238
Loss (gain) on sale of assets	1,072	(23)	950	(218)
Impairment of compression equipment	693	26,829	693	26,829
Total costs and expenses	55,011	77,742	107,551	127,218
Operating income (loss)	8,500	(11,352)	22,327	4,172
Other income (expense):
Interest expense, net	(5,139)	(4,415)	(10,201)	(8,409)
Other	7	5	14	10
Total other expense	(5,132)	(4,410)	(10,187)	(8,399)
Net income (loss) before income tax expense	3,368	(15,762)	12,140	(4,227)
Income tax expense (Note 6)	94	142	328	221
Net income (loss)	$3,274	$(15,904)	$11,812	$(4,448)
Net income (loss) allocated to:
General partner’s interest in net income (loss)	$345	$(7)	$753	$362
Limited partners’ interest in net income (loss):
Common units	$2,929	$(11,043)	$13,770	$(3,225)
Subordinated units	$—	$(4,854)	$(2,711)	$(1,585)
Weighted average common units outstanding:
Basic	54,505,856	32,449,180	50,305,065	32,072,282
Diluted	54,751,902	32,449,180	50,637,960	32,072,282
Weighted average subordinated units outstanding:
Basic and diluted	—	14,048,588	3,550,742	14,048,588
Net income (loss) per common unit:
Basic	$0.05	$(0.34)	$0.27	$(0.10)
Diluted	$0.05	$(0.34)	$0.27	$(0.10)
Net income (loss) per subordinated unit:
Basic and diluted	$—	$(0.35)	$(0.76)	$(0.11)
Distributions declared per limited partner unit for respective periods	$0.525	$0.525	$1.05	$1.04

See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Partners’ Capital

Six Months Ended June 30, 2016

(Dollars and units in thousands)

	Partners’ Capital					Total
	Common Units		Subordinated Units		General Partner	Partners’
	Units	Amount	Units	Amount	Amount	Capital
Partners’ capital, December 31, 2015	38,556	$557,583	14,049	$150,787	$9,918	$718,288
Vesting of phantom units	191	1,456	—	—	—	1,456
Distributions and DERs	—	(48,704)	—	(7,376)	(1,413)	(57,493)
Issuance of common units	2,070	21,327	—	—	—	21,327
Unit-based compensation	—	585	—	—	—	585
Net income (loss)	—	13,770	—	(2,711)	753	11,812
Conversion of subordinated units to common units	14,049	140,700	(14,049)	(140,700)	—	—
Partners’ capital, June 30, 2016	54,866	$686,717	—	$—	$9,258	$695,975

See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$11,812	$(4,448)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,506	42,238
Amortization of debt issue costs	1,015	870
Unit-based compensation expense	4,834	2,264
Net loss (gain) on sale of assets	950	(218)
Impairment of compression equipment	693	26,829
Changes in assets and liabilities:
Accounts receivable	4,993	3,610
Inventory	(1,452)	(12,465)
Prepaids	(272)	(1,273)
Other noncurrent assets	—	3
Accounts payable	(9,128)	(8,651)
Accrued liabilities and deferred revenue	(494)	(209)
Net cash provided by operating activities	58,457	48,550
Cash flows from investing activities:
Capital expenditures	(24,810)	(182,687)
Proceeds from sale of property and equipment	166	129
Proceeds from insurance recovery	—	159
Net cash used in investing activities	(24,644)	(182,399)
Cash flows from financing activities:
Proceeds from long-term debt	142,713	295,798
Payments on long-term debt	(136,780)	(137,651)
Net proceeds from issuance of common units	—	745
Cash paid for taxes related to net settlement of unit-based awards	(98)	(189)
Cash distributions	(37,638)	(21,467)
Financing costs	(2,010)	(3,386)
Net cash provided by (used in) financing activities	(33,813)	133,850
Increase in cash and cash equivalents	—	1
Cash and cash equivalents, beginning of period	7	6
Cash and cash equivalents, end of period	$7	$7
Supplemental cash flow information:
Cash paid for interest	$9,940	$8,062
Cash paid for taxes	$265	$299
Supplemental non-cash transactions:
Non-cash distributions to certain limited partners (DRIP)	$21,327	$26,964
Change in capital expenditures included in accounts payable and accrued liabilities	$3,616	$13,783
Transfers to/from inventory to property and equipment	$667	$684
Transfer from long term installment receivable to short term	$(1,568)	$(1,455)

See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Organization and Summary of Significant Accounting Policies

(a)  Organization

USA Compression Partners, LP (the “Partnership”) is a publicly traded Delaware limited partnership formed to own its subsidiaries, through which it operates the business.  The common units representing limited partner interests in the Partnership (“common units”) are listed on the New York Stock Exchange (“NYSE”) under the symbol “USAC.”  USA Compression GP, LLC, the general partner of the Partnership (the “General Partner”), is owned by USA Compression Holdings, LLC (“USA Compression Holdings”).  Unless the context requires otherwise, references to “we,” “us,” “our,” or the “Partnership” are intended to mean the business and operations of the Partnership and its wholly owned, consolidated subsidiaries (the “Operating Subsidiaries”).

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

The Partnership’s ownership is as follows:

	June 30, 2016
	USA
	Compression
	Holdings	Public	Total
General partner interest	1.40%	—	1.40%
Limited partner interest	41.92%	56.68%	98.60%
Total	43.32%	56.68%	100.00%

Partnership net income is allocated to the partners, both general and limited, in proportion to their respective interest in the Partnership.

(b)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared on the same basis as the audited consolidated financial statements included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2015 filed on February 11, 2016 (our “2015 Annual Report”).  In the opinion of the Partnership’s management, such financial information reflects all adjustments necessary for a fair presentation of the financial position as of June 30, 2016 and December 31, 2015, and the results of operations for the three and six months ended June 30, 2016 and 2015, changes in partners’ capital for the six months ended June 30, 2016 and the statements of cash flows for the six months ended June 30, 2016 and 2015 in accordance with U.S. generally accepted accounting principles (“GAAP”).  Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).  Therefore, these consolidated financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements for the year ended December 31, 2015 contained in our 2015 Annual Report.

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

Significant components of inventories as of June 30, 2016 and December 31, 2015 are as follows (in thousands):

	June 30, 2016	December 31, 2015
Serialized parts	$18,653	$18,361
Non-serialized parts	2,343	825
Total Inventory, gross	20,996	19,186
Less: obsolete and slow moving reserve	(314)	(314)
Total Inventory, net	$20,682	$18,872

(e)  Identifiable Intangible Assets

As of June 30, 2016, identifiable intangible assets, net consisted of the following (in thousands):

	Customer		Non-compete
	Relationships	Trade Names	Agreement	Total
Net Balance at December 31, 2015	$65,918	$12,480	$375	$78,773
Amortization Expense	(1,367)	(312)	(113)	(1,792)
Net Balance at June 30, 2016	$64,551	$12,168	$262	$76,981

Identifiable intangible assets are amortized using the straight-line method over their estimated useful lives, which is the period over which the assets are expected to contribute directly or indirectly to the Partnership’s future cash flows. The estimated useful lives range from 4 to 30 years.  Accumulated amortization of intangible assets was $18.2 million and $16.4 million as of June 30, 2016 and December 31, 2015, respectively.

The Partnership assesses identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Partnership did not record any impairment of identifiable intangible assets for the three and six months ended June 30, 2016 or for the three and six months ended June 30, 2015.

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

Compression equipment, acquired new	25 years
Compression equipment, acquired used	9 - 25 years
Furniture and fixtures	7 years
Vehicles and computer equipment	3 - 7 years
Leasehold improvements	5 years

See more information on property and equipment in Note 3 to our unaudited condensed consolidated financial statements.

(g)  Impairments of Long-Lived Assets

Long-lived assets with recorded values that are not expected to be recovered through future cash flows are written-down to estimated fair value.  An asset shall be tested for impairment when events or circumstances indicate that its carrying value may not be recoverable or will no longer be utilized in the operating fleet.  The most common circumstance requiring compression units to be tested for impairment is when idle units do not meet the performance characteristics of the Partnership’s active revenue generating horsepower.  The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If the carrying value exceeds the sum of the undiscounted cash flows associated with the operating fleet, an impairment loss equal to the amount of the carrying value exceeding the fair value of the asset is recognized.  The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, is based on an estimate of discounted cash flows, the expected net sale proceeds compared to the other similarly configured fleet assets the Partnership recently sold or a review of other assets recently offered for sale by third parties, or the estimated component value of the equipment the Partnership plans to use.

During the three and six months ended June 30, 2016, the Partnership evaluated the future deployment of its idle fleet under current market conditions and determined to retire and either sell or re-utilize the key components of 5 compression units, with a total of approximately 1,700 horsepower, that were previously used to provide services in the Partnership’s business.  During the three and six months ended June 30, 2015, the Partnership evaluated the future deployment of its idle fleet under current market conditions and determined to retire and either sell or re-utilize the key components of 166 compression units, with a total of approximately 58,000 horsepower, that were previously used to provide services in the Partnership’s business.  In both periods, the cause of the impairment was related to certain performance characteristics of the impaired equipment, such as excessive maintenance costs and the inability of the equipment to meet current emission standards without retrofitting.  We determined that this equipment was unlikely to be accepted by customers under current market conditions.  This compression equipment was written down to its respective estimated salvage value, measured using quoted market prices, or the estimated component value of the equipment the Partnership plans to use.  As a result of the Partnership’s decision to retire, sell or re-utilize these compressor units, management performed an impairment review and based on that review, recorded a $0.7 million impairment of long-lived assets in the three and six months ended June 30, 2016.  The Partnership recorded a $26.8 million impairment of long-lived assets in the three and six months ended June 30, 2015.

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

As of June 30, 2016 and 2015, the Partnership’s financial instruments consisted primarily of cash and cash equivalents, trade accounts receivable, trade accounts payable and long-term debt.  The book values of cash and cash equivalents, trade accounts receivable and trade accounts payable are representative of fair value due to their short-term maturity.  The carrying amount of long-term debt approximates fair value due to the floating interest rates associated with the debt.

Phantom unit awards granted to employees under the USA Compression Partners, LP 2013 Long-Term Incentive Plan (the “LTIP”) are accounted for as a liability, and such liability is re-measured on a quarterly basis.  The liability is based on the publicly quoted price of the Partnership’s common units, which is considered a Level 1 input.  As of

June 30, 2016 and December 31, 2015, the total unit-based compensation liability was $3.2 million and $2.0 million, respectively.

(i)  Operating Segment

The Partnership operates in a single business segment, the compression services business.

(j)  Pass Through Taxes

Sales taxes incurred on behalf of, and passed through to, customers are accounted for on a net basis.

(2)  Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts, which was $0.7 million and $2.1 million at June 30, 2016 and December 31, 2015, respectively, is the Partnership’s best estimate of the amount of probable credit losses included in the Partnership’s existing accounts receivable.  The Partnership determines the allowance based upon historical write-off experience and specific customer circumstances.  The determination of the allowance for doubtful accounts requires us to make estimates and judgments regarding our customers’ ability to pay amounts due.  On an ongoing basis, we conduct an evaluation of the financial strength of our customers based on payment history, the overall business climate in which our customers operate and specific identification of customer bad debt and make adjustments to the allowance as necessary.  Our evaluation of our customers’ financial strength is based on the aging of their respective receivables balance, customer correspondence, financial information and third-party credit ratings.  Our evaluation of the business climate in which our customers operate is based on a review of various publicly-available materials regarding our customers’ industries, including the solvency of various companies in the industry.  The aforementioned factors reviewed by the Partnership led to an increase in the allowance account during the twelve months ended December 31, 2015.  During the three and six months ended June 30, 2016, the Partnership decreased its allowance for doubtful accounts by $0.6 million and $1.4 million, respectively.  This was due in part to collections on accounts that had previously been reserved due to bankruptcy or significantly delinquent balances.  Also contributing to the decrease in the allowance for doubtful accounts during the three months ended June 30, 2016 was the write-off of $0.2 million of accounts that had been previously reserved.  The Partnership does not have any off-balance-sheet credit exposure related to its customers.  Since the overall energy industry continues to be volatile, it is not certain that the factors leading to an increase in the allowance for doubtful accounts during 2015, or the subsequent decrease during 2016, will continue.

(3)  Property and Equipment

Property and equipment consisted of the following as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Compression equipment	$1,545,046	$1,520,835
Furniture and fixtures	625	669
Automobiles and vehicles	18,981	19,284
Computer equipment	22,508	21,457
Leasehold improvements	1,267	1,197
Total	1,588,427	1,563,442
Less accumulated depreciation and amortization	(287,866)	(245,399)
Total	$1,300,561	$1,318,043

We recognized $22.5 million and $20.6 million of depreciation expense on property and equipment for the three months ended June 30, 2016 and 2015, respectively.  We recognized $43.7 million and $40.4 million of depreciation expense on property and equipment for the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016 and December 31, 2015, there was $16.7 million and $13.1 million, respectively, of property and equipment purchases in accounts payable and accrued liabilities.

During the three and six months ended June 30, 2015, insurance recoveries of $0.2 million were received on previously impaired compression equipment.  During the three and six months ended June 30, 2016, we transferred property and equipment and incurred a $1.0 million loss associated with the portion of the property and equipment that was not transferable.  Each of these are reported within the Loss (gain) on sale of assets line in the Unaudited Condensed Consolidated Statements of Operations.

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

The Capital Lease Transaction was accounted for as a sales type lease and resulted in a current installment receivable of $3.1 million and $3.0 million as of June 30, 2016 and December 31, 2015, respectively, included in Other accounts receivable, and a long-term installment receivable of $15.7 million and $17.3 million, respectively.

Revenue and interest income related to the Capital Lease Transaction is recognized over the lease term which is 7 years.  The Partnership recognizes maintenance revenue within Contract operations revenue and interest income within Interest expense, net on the Statements of Operations.  For each of the three months ended June 30, 2016 and 2015, maintenance revenue related to the Capital Lease Transaction was $0.3 million.  For each of the six months ended June 30, 2016 and 2015, maintenance revenue related to the Capital Lease Transaction was $0.6 million. Interest income was $0.4 million in each of the three months ended June 30, 2016 and 2015 and $0.7 million and $0.8 million in the six months ended June 30, 2016 and 2015, respectively.

(5)  Accrued Liabilities

Other current liabilities included accrued payroll and benefits and accrued property taxes.  The Partnership recognized $5.7 million and $7.1 million of accrued payroll and benefits as of June 30, 2016 and December 31, 2015, respectively.  The Partnership recognized $6.0 million and $4.1 million of accrued property taxes as of June 30, 2016 and December 31, 2015, respectively.

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

Components of income tax expense are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Current tax expense:
State income tax	$62	$142	$194	$221
Total current tax expense	62	142	194	221

Deferred tax expense:
State income tax	$32	$—	$134	$—
Total deferred tax expense	32	—	134	—

Total income tax expense	$94	$142	$328	$221

Deferred income tax balances are the direct effect of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the taxes are actually paid or recovered.  The tax effects of temporary differences that give rise to deferred tax liabilities are as follows (in thousands):

	June 30, 2016	December 31, 2015
Deferred tax liabilities
Property and equipment	$1,008	$874
Total deferred tax liabilities	1,008	874
Net deferred tax liabilities	$1,008	$874

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic 740-10 (“ASC 740-10”) provides guidance on measurement and recognition in accounting for income tax uncertainties and provides related guidance on derecognition, classification, disclosure, interest, and penalties.  As of June 30, 2016, the Partnership had no material unrecognized tax benefits (as defined in ASC 740-10).  The Partnership does not expect to incur interest charges or penalties related to our tax positions, but if such charges or penalties are incurred, the Partnership’s policy is to account for interest charges as Interest expense, net and penalties as Income tax expense in the Unaudited Condensed Consolidated Statements of Operations.

(7)  Long-Term Debt

The long-term debt of the Partnership, of which there is no current portion, consisted of the following as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Revolving Credit Facility	$735,120	$729,187

Revolving Credit Facility

In March 2016, the Partnership entered into a third amendment to its revolving credit facility, which amended the credit agreement to, among other things, (i) modify the leverage ratio covenant to be (A) 5.95 to 1.0 as of the end of the respective fiscal quarters ending June 30, 2016 and September 30, 2016, (B) 5.75 to 1.0 as of the end of the fiscal quarter ending December 31, 2016, (C) 5.50 to 1.0 as of the end of the respective fiscal quarters ending March 31, 2017 and June 30, 2017, (D) 5.25 to 1.0 as of the end of the respective fiscal quarters ending September 30, 2017 and December 31, 2017 and (E) 5.00 to 1.0 thereafter, and (ii) amend certain other provisions of the credit agreement, all as more fully set forth in the third amendment.

In connection with entering into the third amendment, the Partnership paid certain amendment fees to the lenders party thereto and paid a certain arrangement fee to the arranger of the third amendment in the amount of $2.0 million, collectively, during the six months ended June 30, 2016.  The Partnership paid $3.4 million in various loan fees and costs incurred related to the second amendment to our revolving credit facility during the six months ended June 30, 2015.  An immaterial amount of such fees were paid during the three months ended June 30, 2016 and no such fees were paid during the three months ended June 30, 2015.  These fees were capitalized to loan costs and will be amortized through January 2020.

As of June 30, 2016, the Partnership was in compliance with all of its covenants under its revolving credit facility.

As of June 30, 2016, the Partnership had outstanding borrowings under its revolving credit facility of $735.1 million, $364.9 million of borrowing base availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $146.0 million.  The Partnership’s interest rate in effect for all borrowings under its revolving credit facility as of June 30, 2016 and December 31, 2015 was 2.51% and 2.26%, respectively, with a weighted average interest rate of 2.47% and 2.19% during the three months ended June 30, 2016 and 2015, respectively, and 2.47% and 2.19% during the six months ended June 30, 2016 and 2015, respectively. There were no letters of credit issued as of June 30, 2016 or 2015.

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

(8)  Partners’ Capital

Common Units and General Partner Interest

As of June 30, 2016, the Partnership had 54,866,123 common units outstanding.  USA Compression Holdings held 23,328,315 common units as of June 30, 2016 and controlled the General Partner which held an approximate 1.40% general partner interest (the “General Partner’s Interest”) and the incentive distribution rights (“IDRs”).  The number of common units outstanding on this date includes 14,048,588 common units issued through the conversion of subordinated units on a one-for-one basis on February 16, 2016.  See the Unaudited Condensed Consolidated Statement of Changes in Partners’ Capital.

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

Cash Distributions

The Partnership has declared quarterly distributions per unit to limited partner unitholders of record, including holders of common, subordinated units and phantom units and distributions paid to the General Partner, including the General Partner’s Interest and IDRs, as follows (dollars in millions, except distribution per unit):

	Distribution per	Amount Paid to	Amount Paid to	Amount Paid to	Amount Paid to
	Limited Partner	Common	Subordinated	General	Phantom	Total
Payment Date	Unit	Unitholders	Unitholder	Partner	Unitholders	Distribution
May 15, 2015	0.515	16.6	7.2	0.6	0.2	24.6
August 14, 2015	0.525	17.2	7.4	0.7	0.2	25.5
November 13, 2015	0.525	19.7	7.4	0.7	0.2	28.0
February 12, 2016	0.525	20.2	7.4	0.7	0.8	29.1
May 13, 2016	0.525	28.4	—	0.7	0.7	29.8

Announced Quarterly Distribution

On July 21, 2016, the Partnership announced a cash distribution of $0.525 per unit on its common units.  The distribution will be paid on August 12, 2016 to unitholders of record as of the close of business on August 2, 2016.  USA Compression Holdings, the owner of approximately 42.5% of the Partnership’s outstanding limited partner interests, has elected to reinvest 50% of this distribution with respect to its units pursuant to the Partnership’s distribution reinvestment plan (the “DRIP”).

Dividend Reinvestment Program

During the six months ended June 30, 2016 and 2015, distributions of $21.3 million and $27.0 million, respectively, were reinvested under the DRIP resulting in the issuance of 2.1 million and 1.3 million common units, respectively.  Such distributions are treated as non-cash transactions in the accompanying Unaudited Condensed Consolidated Statements of Cash Flows.

Earnings Per Common and Subordinated Unit

The computations of earnings per common unit and subordinated unit are based on the weighted average number of common units and subordinated units, respectively, outstanding during the applicable period.  The subordinated units and the General Partner’s Interest (including its IDRs) meet the definition of participating securities as defined by the FASB’s Accounting Standards Codification Topic 260 Earnings Per Share; therefore, the Partnership is required to use the two-class method in the computation of earnings per unit.  Basic earnings per common and subordinated unit are determined by dividing net income allocated to the common and subordinated units, respectively, after deducting the amount allocated to the General Partner (including distributions to the General Partner on the General Partner’s Interest and its IDRs), by the weighted average number of outstanding common and subordinated units, respectively, during the period.  Net income is allocated to the common units, subordinated units and the General Partner’s Interest (including its IDRs) based on their respective shares of the distributed and undistributed earnings for the period.  To the extent cash distributions exceed net income for the period, the excess distributions are allocated to all participating units outstanding based on their respective ownership percentages.  Diluted earnings per unit are computed using the treasury stock method, which considers the potential issuance of limited partner units associated with the LTIP.  Unvested phantom units are not included in basic earnings per unit, as they are not considered to be participating securities, but are included in the calculation of diluted earnings per unit.  For the three and six months ended June 30, 2015, approximately 74,000 and 106,000 incremental phantom units, respectively, were excluded from the calculation of diluted units because the impact was anti-dilutive.

Due to the conversion of subordinated units to common units in February 2016, the subordinated units did not participate in any of the distributed earnings for the six month period, resulting in a negative earnings per unit value for the six months ended June 30, 2016.

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

		Marginal Percentage Interest
	Total Quarterly	in Distributions
	Distribution Per Unit	Unitholders	General Partner
Minimum Quarterly Distribution	$0.425	98.60%	1.40%
First Target Distribution	up to $0.4888	98.60%	1.40%
Second Target Distribution	above $0.4888 up to $0.5313	85.60%	14.40%
Third Target Distribution	above $0.5313 up to $0.6375	75.60%	24.40%
Thereafter	above $0.6375	50.60%	49.40%

(9)  Transactions with Related Parties

John Chandler, who has served as a director of the General Partner since October 2013, has served as a director of a customer since October 2014.  During the three months ended June 30, 2016 and 2015, the Partnership recognized $2.2 million and $2.2 million, respectively, and $4.4 million and $4.0 million during the six months ended June 30, 2016 and 2015, respectively, in revenue on compression services and $1.1 million and $1.3 million in accounts receivable from this customer on the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015 and the Unaudited Condensed Consolidated Balance Sheet as of June 30, 2016 and December 31, 2015, respectively.

(10)  Commitments and Contingencies

(a)  Major Customers

The Partnership did not have revenue from any single customer representing greater than 10% of total revenue for the three or six months ended June 30, 2016.    The Partnership had revenue from one customer representing 10.3% and 10.5% of total revenue for the three and six months ended June 30, 2015, respectively.  No other customer represented greater than 10% of total revenue for the three and six months ended June 30, 2015.

(b)  Litigation

From time to time, the Partnership and its subsidiaries may be involved in various claims and litigation arising in the ordinary course of business.  In management’s opinion, the resolution of such matters is not expected to have a material adverse effect on the Partnership’s consolidated financial position, results of operations or cash flows.

(c)  Equipment Purchase Commitments

The Partnership’s future capital commitments are comprised of binding commitments under purchase orders for new compression units and serialized parts ordered but not received.  The commitments as of June 30, 2016 were $7.2 million, all of which are expected to be settled within the next twelve months.

(d)  Sales Tax Contingency

The Partnership is subject to a number of state and local taxes that are not income-based.  As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due.  We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability.  As of June 30, 2016, we have accrued a liability of $0.2 million for additional taxes.  We believe that it is reasonably possible that we could incur losses beyond what has been accrued.  Due to uncertainty related to the documentation required by certain state auditors, we are unable at this time to project a reasonable range of the extent of losses we may incur beyond what we have accrued.

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

Overview

We provide compression services in a number of shale plays throughout the U.S., including the Utica, Marcellus, Permian Basin, Delaware Basin, Eagle Ford, Mississippi Lime, Granite Wash, Woodford, Barnett, Haynesville, Niobrara and Fayetteville shales.  The demand for our services is driven by the domestic production of natural gas and crude oil; as such, we have focused our activities in areas with attractive natural gas and crude oil production growth, which are generally found in these shale and unconventional resource plays.  While our business focuses largely on compression services serving infrastructure installations, including centralized natural gas gathering systems and processing facilities, which utilize large horsepower compression units, typically in shale plays, we also provide compression services in more mature conventional basins, including gas lift applications on crude oil wells employing horizontal drilling techniques.  Gas lift and other artificial lift technologies are critical to the enhancement of production of oil from horizontal wells operating in tight shale plays.

Operating Highlights

The following table summarizes certain horsepower and horsepower utilization percentages for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Fleet horsepower (at period end) (1)	1,718,757	1,631,959	1,718,757	1,631,959
Total available horsepower (at period end) (2)	1,728,237	1,639,064	1,728,237	1,639,064
Revenue generating horsepower (at period end) (3)	1,359,523	1,411,005	1,359,523	1,411,005
Average revenue generating horsepower (4)	1,378,496	1,405,039	1,394,535	1,395,473
Average revenue per revenue generating horsepower per month (5)	$15.52	$15.83	$15.62	$15.84
Revenue generating compression units (at period end)	2,558	2,733	2,558	2,733
Average horsepower per revenue generating compression unit (6)	530	518	528	518
Horsepower utilization (7):
At period end	86.0%	91.5%	86.0%	91.5%
Average for the period (8)	86.1%	90.5%	87.4%	91.2%

(1)

Fleet horsepower is horsepower for compression units that have been delivered to us (and excludes units on order).  As of August 2, 2016, we had 7,110 horsepower on order for delivery in the remainder of 2016.

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

(7)

Horsepower utilization is calculated as (i) the sum of (a) revenue generating horsepower, (b) horsepower in our fleet that is under contract but is not yet generating revenue, and (c) horsepower not yet in our fleet that is under contract, not yet generating revenue and is subject to a purchase order, divided by (ii) total available horsepower less idle horsepower that is under repair.  Horsepower utilization based on revenue generating horsepower and fleet horsepower as of June 30, 2016 and 2015 was 79.1% and 86.5%, respectively.

(8)

Calculated as the average utilization for the months in the period based on utilization at the end of each month in the period. Average horsepower utilization based on revenue generating horsepower and fleet horsepower for the three months ended June 30, 2016 and 2015 was 80.4% and 84.9%, respectively.  Average horsepower utilization based on revenue generating horsepower and fleet horsepower for the six months ended June 30, 2016 and 2015 was 81.4% and 85.8%, respectively.

The 5.3% increase in fleet horsepower as of June 30, 2016 over the fleet horsepower as of June 30, 2015 was attributable to the compression units added to our fleet to meet the then expected incremental demand by new and current customers for our compression services.  The 1.9% decrease in average revenue generating horsepower for the three months ended June 30, 2016 over June 30, 2015 was primarily attributable to an increase in the amount of time contracting new compression units and an increase in the amount of compression units returned to us.  The 2.0% and 1.4% decrease in average revenue per revenue generating horsepower per month for the three and six months ended June 30, 2016 over June 30, 2015, respectively, was primarily due to reduced pricing in the small horsepower portion of our fleet over the three and six months ended June 30, 2016 as compared to pricing for those units over the three and six months ended June 30, 2015.

Average horsepower utilization decreased approximately 4.4% during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.  The decrease in average horsepower utilization is primarily attributable to the following changes as a percentage of total available horsepower: (1) a 4% increase in our average fleet of compression units returned to us not yet under contract and (2) a 2.8% decrease in horsepower that is on-contract or pending-contract but not yet active.  The decrease in average horsepower utilization was offset by a 3.0% increase in idle horsepower under repair, as a percentage of total available horsepower, which is excluded from the average horsepower utilization calculation until such repair is complete.  We believe the decrease in average horsepower utilization is the result of a delay in planned projects of certain of our customers, continued optimization of existing compression service requirements and our selective pursuit of what we deem to be the most attractive opportunities.  The above described fluctuation in utilization components explains the changes in both period end and average horsepower utilization between the six months ended June 30, 2016 and the six months ended June 30, 2015.

Average horsepower utilization based on revenue generating horsepower and fleet horsepower decreased approximately 4.5% during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.  The decrease is primarily attributable to the following changes as a percentage of total fleet horsepower: (1) a 3.5% increase in our average idle fleet from compression units returned to us and (2) a 3.0% increase in idle horsepower under repair offset by (3) a 2.0% decrease in our average idle fleet composed of new compression units.  The increase in units returned to us is believed to be a result of our customers’ optimization of their compression service requirements.  The above described fluctuation in utilization components explains the changes in both period end and average horsepower utilization based on revenue generating horsepower and fleet horsepower between the six months ended June 30, 2016 and the six months ended June 30, 2015.

Financial Results of Operations

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Percent
	2016	2015	Change
Revenues:
Contract operations	$62,785	$65,552	(4.2)%
Parts and service	726	838	(13.4)%
Total revenues	63,511	66,390	(4.3)%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	18,654	19,079	(2.2)%
Gross Operating Margin	44,857	47,311	(5.2)%
Other operating and administrative costs and expenses:
Selling, general and administrative	11,180	10,350	8.0%
Depreciation and amortization	23,412	21,507	8.9%
Loss (gain) on sale of assets	1,072	(23)	(4,760.9)%
Impairment of compression equipment	693	26,829	(97.4)%
Total other operating and administrative costs and expenses	36,357	58,663	(38.0)%
Operating income (loss)	8,500	(11,352)	(174.9)%
Other income (expense):
Interest expense, net	(5,139)	(4,415)	16.4%
Other	7	5	40.0%
Total other expense	(5,132)	(4,410)	16.4%
Income before income tax expense	3,368	(15,762)	(121.4)%
Income tax expense	94	142	(33.8)%
Net income (loss)	$3,274	$(15,904)	(120.6)%

Contract operations revenue.  During the three months ended June 30, 2016, we experienced a year-to-year decrease in demand for our compression services driven by decreased operating activity in natural gas and crude oil production and continued optimization of existing compression service requirements, resulting in a 1.9% decrease in average revenue generating horsepower and a $2.8 million decrease in our contract operations revenue.  Average revenue per revenue generating horsepower per month decreased from $15.83 for the three months ended June 30, 2015 to $15.52 for the three months ended June 30, 2016, a decrease of 2.0%, attributable, in part, to reduced pricing in the small horsepower portion of our fleet, offset by slightly improved pricing in the large horsepower portion of our fleet.  Average revenue per revenue generating horsepower per month associated with our compression services provided on a month-to-month basis did not significantly differ from the average revenue per revenue generating horsepower per month associated with our compression services provided under contracts in the primary term.  Because the demand for our services is driven primarily by production of natural gas, we focus our activities in areas of attractive growth, which are generally found in certain shale and unconventional resource plays.  Our contract operations revenue was not materially impacted by any renegotiations of our contracts during the period with our customers.

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

Cost of operations, exclusive of depreciation and amortization. The $0.4 million decrease in cost of operations consisted of a $0.8 million decrease in direct expenses such as parts and fluids expenses and a $0.3 million decrease in expenses related to our vehicle fleet, offset by a $0.6 million increase in indirect expenses, the majority of which were higher property and other taxes.

Gross operating margin. The $2.5 million decrease in Gross operating margin, or 0.7% decrease in Gross operating margin percentage, was primarily due to a decrease in revenues during the three months ended June 30, 2016, partially offset by a decrease in operating expenses.

Selling, general and administrative expense.  The $0.8 million increase in selling, general and administrative expense for the three months ended June 30, 2016 was primarily attributable to a $1.8 million increase in unit-based compensation expense, offset by a $0.8 million decrease in bad debt expense.

Depreciation and amortization expense.  The $1.9 million increase in depreciation and amortization expense was entirely related to an increase in gross property and equipment balances during the three months ended June 30, 2016 compared to gross balances during the three months ended June 30, 2015.  There was no variance in amortization expense between the same periods, as intangible assets are amortized on a straight-line basis and there has been no change in gross identifiable intangible assets between the periods.

Loss (gain) on sale of assets. During the three months ended June 30, 2016 we transferred property and equipment and incurred a $1.0 million loss associated with the portion of the property and equipment that was not transferable.

Impairment on compression equipment. The $0.7 million and $26.8 million impairment charge during the three months ended June 30, 2016 and 2015, respectively, resulted from our evaluation of the future deployment of our current idle fleet under the current market conditions.  Our evaluation determined that due to certain performance characteristics of the impaired equipment, such as excessive maintenance costs and the inability of the equipment to meet current emission standards without retrofitting, this equipment was unlikely to be accepted by customers under current market conditions.  As a result of our evaluation during the three months ended June 30, 2016 and 2015, we determined to retire and either sell or re-utilize the key components of 5 and 166 compression units, respectively, with a total of approximately 1,700 and 58,000 horsepower, respectively, that had been previously used to provide compression services in our business.

Interest expense, net. The $0.7 million increase in interest expense, net was primarily attributable to the impact of an increase in the weighted average interest rate.  Our revolving credit facility bore an interest rate of 2.51% and 2.19% at June 30, 2016 and 2015, respectively, and a weighted average interest rate of 2.47% and 2.19% for the three months ended June 30, 2016 and 2015, respectively.  The increase in interest rate was offset by a $1.5 million decrease in average outstanding borrowings under our revolving credit facility, for which average borrowings were $739.8 million for the three months ended June 30, 2016 compared to $741.3 million for the three months ended June 30, 2015.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015

The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Six Months Ended June 30,		Percent
	2016	2015	Change
Revenues:
Contract operations	$127,063	$129,587	(1.9)%
Parts and service	2,815	1,803	56.1%
Total revenues	129,878	131,390	(1.2)%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	39,483	38,290	3.1%
Gross Operating Margin	90,395	93,100	(2.9)%
Other operating and administrative costs and expenses:
Selling, general and administrative	20,919	20,079	4.2%
Depreciation and amortization	45,506	42,238	7.7%
Loss (gain) on sale of assets	950	(218)	(535.8)%
Impairment of compression equipment	693	26,829	(97.4)%
Total other operating and administrative costs and expenses	68,068	88,928	(23.5)%
Operating income	22,327	4,172	435.2%
Other income (expense):
Interest expense, net	(10,201)	(8,409)	21.3%
Other	14	10	40.0%
Total other expense	(10,187)	(8,399)	21.3%
Income before income tax expense	12,140	(4,227)	(387.2)%
Income tax expense	328	221	48.4%
Net income (loss)	$11,812	$(4,448)	(365.6)%

Contract operations revenue.  During the six months ended June 30, 2016, we experienced a year-to-year decrease in demand for our compression services driven by decreased operating activity in natural gas and crude oil production and continued optimization of existing compression service requirements, and a decrease in average revenue per revenue generating horsepower per month resulting in a $2.5 million decrease in our contract operations revenue.  Average revenue per revenue generating horsepower per month decreased from $15.84 for the six months ended June 30, 2015 to $15.62 for the six months ended June 30, 2016, a decrease of 1.4%, attributable, in part, to reduced pricing in the small horsepower portion of our fleet, offset by improved pricing in the large horsepower portion of our fleet.  Average revenue per revenue generating horsepower per month associated with our compression services provided on a month-to-month basis did not significantly differ from the average revenue per revenue generating horsepower per month associated with our compression services provided under contracts in the primary term.  Because the demand for our services is driven primarily by production of natural gas, we focus our activities in areas of attractive growth, which are generally found in certain shale and unconventional resource plays.  Our contract operations revenue was not materially impacted by any renegotiations of our contracts during the period with our customers.

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

Cost of operations, exclusive of depreciation and amortization. The $1.2 million increase in cost of operations was primarily attributable to a $1.3 million increase in indirect expenses, the majority of which were higher property and other taxes, a $0.8 million increase in retail parts and service expenses, which have a corresponding increase in parts and service revenue, and a $0.7 million increase in direct labor expenses associated with our contract operations, offset by a $1.2 million decrease in direct expenses such as parts and fluids expenses and a $0.3 million decrease in expenses related to our vehicle fleet.

Gross operating margin. The $2.7 million decrease in Gross operating margin was primarily due to an increase in operating expenses during the six months ended June 30, 2016 and a decrease in revenues.    The 1.3% decrease in Gross operating margin percentage from 70.9% for the six months ended June 30, 2015 to 69.6% for the six months ended June 30, 2016 was due in part to parts and service revenue consisting of a greater percentage of total revenue, which has lower margins.

Selling, general and administrative expense.  The $0.8 million increase in selling, general and administrative expense for the six months ended June 30, 2016 was primarily attributable to a $2.6 million increase in unit-based compensation expense, offset by a $1.7 million decrease in bad debt expense.

Depreciation and amortization expense.  The $3.3 million increase in depreciation and amortization expense was entirely related to an increase in gross property and equipment balances during the six months ended June 30, 2016 compared to gross balances during the six months ended June 30, 2015.  There was no variance in amortization expense between the same periods, as intangible assets are amortized on a straight-line basis and there has been no change in gross identifiable intangible assets between the periods.

Loss (gain) on sale of assets.  During the six months ended June 30, 2016 we transferred property and equipment and incurred a $1.0 million loss associated with the portion of the property and equipment that was not transferable.  The $0.2 million gain on sale of assets during the six months ended June 30, 2015 was primarily attributable to a cash insurance recovery on previously impaired compression equipment received during the first quarter of 2015.

Impairment on compression equipment. The $0.7 million and $26.8 million impairment charge during the six months ended June 30, 2016 and 2015, respectively, resulted from our evaluation of the future deployment of our current idle fleet under the current market conditions.  Our evaluation determined that due to certain performance characteristics of the impaired equipment, such as excessive maintenance costs and the inability of the equipment to meet current emission standards without retrofitting, this equipment was unlikely to be accepted by customers under current market conditions.  As a result of our evaluation during the second quarter of 2016 and 2015, we determined to retire and either sell or re-utilize the key components of 5 and 166 compression units, respectively, with a total of approximately 1,700 and 58,000 horsepower, respectively, that had been previously used to provide compression services in our business.

Interest expense, net. The $1.8 million increase in interest expense, net was primarily attributable to an increase in the weighted average interest rate.  Our revolving credit facility bore an interest rate of 2.51% and 2.19% at June 30, 2016 and 2015, respectively, and a weighted average interest rate of 2.47% and 2.19% for the six months ended June 30, 2016 and 2015, respectively.  Also contributing to the increase in interest expense was the impact of an approximate $42.3 million increase in average outstanding borrowings under our revolving credit facility, for which average borrowings were $742.4 million for the six months ended June 30, 2016 compared to $700.1 million for the six months ended June 30, 2015.

Income tax expense.  This line item represents the Revised Texas Franchise Tax.    Approximately $0.1 million of the increase in income tax expense for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was due to fluctuation in the deferred tax liability reflecting the book/tax basis difference in our property and equipment.

Other Financial Data

The following table summarizes other financial data for the periods presented (dollars in thousands):

	Three Months Ended June 30,				Percent	Six Months Ended June 30,				Percent
Other Financial Data: (1)	2016		2015		Change	2016		2015		Change
Gross operating margin	$44,857		$47,311		(5.2)%	$90,395		$93,100		(2.9)%
Gross operating margin percentage (2)	70.6%		71.3%		(0.9)%	69.6%		70.9%		(1.8)%
Adjusted EBITDA	$37,149		$38,618		(3.8)%	$75,553		$76,136		(0.8)%
Adjusted EBITDA percentage (2)	58.5%		58.2%		0.6%	58.2%		57.9%		0.4%
DCF (3)	$30,490		$31,001		(1.6)%	$62,403		$60,381		3.3%
DCF Coverage Ratio (3)	1.03	x	1.23	x	(16.2)%	1.07	x	1.22	x	(12.3)%
Cash Coverage Ratio	1.33	x	3.08	x	(56.7)%	1.49	x	3.03	x	(50.9)%

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

Adjusted EBITDA. Adjusted EBITDA during the three months ended June 30, 2016 decreased $1.5 million, or 3.8%, over the three months ended June 30, 2015, primarily due to a $2.5 million decrease in Gross operating margin offset by $1.0 million lower selling, general and administrative expenses, excluding unit-based compensation expense, during the three months ended June 30, 2016.

Adjusted EBITDA during the six months ended June 30, 2016 decreased $0.6 million, or 0.8%, over the six months ended June 30, 2015, primarily due to a $2.7 million decrease in Gross operating margin offset by $1.7 million lower selling, general and administrative expenses, excluding unit-based compensation expense, during the six months ended June 30, 2016.

DCF. The decrease in DCF during the three months ended June 30, 2016 was primarily attributable to a $2.5 million decrease in Gross operating margin along with $0.6 million higher cash interest expense, net, offset by $1.4 million lower maintenance capital expenditures and $1.0 million lower selling, general and administrative expenses, excluding unit-based compensation expense during the comparable period.

The increase in DCF during the six months ended June 30, 2016 was primarily attributable to $4.1 million lower maintenance capital expenditures and $1.7 million lower selling, general and administrative expenses, excluding unit-based compensation expense, offset by a $2.7 million decrease in Gross operating margin along with $1.6 million higher cash interest expense, net, during the comparable period.

Coverage Ratios. The disproportionate decrease in Cash Coverage Ratio (as compared to DCF Coverage Ratio) is due to period to period decreases in DRIP participation by USA Compression Holdings and Argonaut Private Equity, L.L.C.

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

We believe cash generated by operating activities and, where necessary, borrowings under our revolving credit facility will be sufficient to service our debt, fund working capital, fund our estimated 2016 expansion capital expenditures, fund our maintenance capital expenditures and pay distributions.  Because we distribute all of our available cash, which excludes prudent operating reserves, we expect to fund any future expansion capital expenditures or acquisitions primarily with capital from external financing sources, such as borrowings under our revolving credit facility and issuances of debt and equity securities, including under the DRIP.

Cash Flows

The following table summarizes our sources and uses of cash for the six months ended June 30, 2016 and 2015 as of the end of the periods presented (in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash provided by operating activities	$58,457	$48,550
Net cash used in investing activities	(24,644)	(182,399)
Net cash provided by (used in) financing activities	(33,813)	133,850

Net cash provided by operating activities. The $9.9 million increase in net cash provided by operating activities for the six months ended June 30, 2016 relates primarily to a $9.9 million decrease in inventory purchases and lower selling, general and administrative expenses, excluding unit-based compensation expense, offset by a slight decrease in Gross operating margin.  Our significant reduction in compression unit purchases has reduced our serialized parts inventory requirements.

Net cash used in investing activities. Net cash used in investing activities for the six months ended June 30, 2016 and 2015 related primarily to purchases of new compression units, reconfiguration costs and related equipment.  We have significantly reduced our purchases of new compression units during 2016 due to the slow-down in the overall energy market.

Net cash provided by (used in) financing activities. During the six months ended June 30, 2016, we borrowed $5.9 million, on a net basis, primarily to support our purchases of new compression units, reconfiguration costs and related equipment, as described above.  Additionally, we paid various loan fees and incurred costs in respect of our revolving credit facility in the amount of $2.0 million and made cash distributions to our unitholders of $37.6 million.

During the six months ended June 30, 2015, we borrowed, on a net basis, $158.9 million primarily to support our purchases of new compression units, as described above, paid various loan fees and incurred costs in respect of our revolving credit facility in the amount of $3.4 million and made cash distributions to our unitholders of $21.5 million.

Capital Expenditures

The compression services business is capital intensive, requiring significant investment to maintain, expand and upgrade existing operations.  Our capital requirements have consisted primarily of, and we anticipate that our capital requirements will continue to consist primarily of, the following:

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

We classify capital expenditures as maintenance or expansion on an individual asset basis.  Over the long term, we expect that our maintenance capital expenditure requirements will increase as either, or both of, the overall size and age of our fleet increases.  Our aggregate maintenance capital expenditures for the six months ended June 30, 2016 and 2015 were $3.0 million and $7.2 million, respectively.  We currently plan to spend approximately $10.5 million in maintenance capital expenditures during 2016.

Without giving effect to any equipment we may acquire pursuant to any future acquisitions, we currently have budgeted between $40 million and $50 million in expansion capital expenditures during 2016.    Our expansion capital

expenditures for the six months ended June 30, 2016 and 2015 were $18.5 million (of which a majority related to payments for prior year purchases) and $176.8 million, respectively.  As of June 30, 2016, we had binding commitments to purchase $7.2 million of additional units and serialized parts, which we expect to be delivered in the remainder of 2016.

Revolving Credit Facility

As of June 30, 2016, we were in compliance with all of our covenants under our revolving credit facility.  As of June 30, 2016, we had outstanding borrowings under our revolving credit facility of $735.1 million, $364.9 million of borrowing base availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $146.0 million.

As of August 2, 2016, we had outstanding borrowings under our revolving credit facility of $740.6 million.

For a more detailed description of our revolving credit facility, please see Note 7 to the unaudited condensed consolidated financial statements under Part I, Item 1 of this report and Note 8 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 11, 2016 (our “2015 Annual Report”).

Distribution Reinvestment Plan

During the six months ended June 30, 2016, distributions of $21.3 million were reinvested under the DRIP resulting in the issuance of 2.1 million common units.  Such distributions are treated as non-cash transactions in the accompanying Unaudited Condensed Consolidated Statements of Cash Flows included under Part I, Item 1 of this report.

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

The following table reconciles Gross operating margin to operating income, its most directly comparable GAAP financial measure, for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Contract operations	$62,785	$65,552	$127,063	$129,587
Parts and service	726	838	2,815	1,803
Total revenues	63,511	66,390	129,878	131,390
Cost of operations, exclusive of depreciation and amortization	18,654	19,079	39,483	38,290
Gross operating margin	44,857	47,311	90,395	93,100
Other operating and administrative costs and expenses:
Selling, general and administrative	11,180	10,350	20,919	20,079
Depreciation and amortization	23,412	21,507	45,506	42,238
Loss (gain) on sale of assets	1,072	(23)	950	(218)
Impairment of compression equipment	693	26,829	693	26,829
Total other operating and administrative costs and expenses	36,357	58,663	68,068	88,928
Operating income (loss)	$8,500	$(11,352)	$22,327	$4,172

Adjusted EBITDA

We define EBITDA as net income (loss) before net interest expense, depreciation and amortization expense, and income taxes.  We define Adjusted EBITDA as EBITDA plus impairment of compression equipment, impairment of goodwill, interest income on capital lease, unit-based compensation expense, severance charges, certain transaction fees, and loss (gain) on sale of assets and other.  We view Adjusted EBITDA as one of our primary management tools, and we track this item on a monthly basis both as an absolute amount and as a percentage of revenue compared to the prior month, year-to-date, prior year and to budget.  Adjusted EBITDA is used as a supplemental financial measure by our management and external users of our financial statements, such as investors and commercial banks, to assess:

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

Adjusted EBITDA should not be considered an alternative to, or more meaningful than, net income (loss), operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP as measures of operating performance and liquidity.  Moreover, our Adjusted EBITDA as presented may not be comparable to similarly titled measures of other companies.

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

The following table reconciles Adjusted EBITDA to net income (loss) and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$3,274	$(15,904)	$11,812	$(4,448)
Interest expense, net	5,139	4,415	10,201	8,409
Depreciation and amortization	23,412	21,507	45,506	42,238
Income taxes	94	142	328	221
EBITDA	$31,919	$10,160	$67,847	$46,420
Impairment of compression equipment	693	26,829	693	26,829
Interest income on capital lease	362	414	737	841
Unit-based compensation expense (1)	3,022	1,238	4,834	2,264
Severance charges	81	—	492	—
Loss (gain) on sale of assets	1,072	(23)	950	(218)
Adjusted EBITDA	$37,149	$38,618	$75,553	$76,136
Interest expense, net	(5,139)	(4,415)	(10,201)	(8,409)
Income tax expense	(94)	(142)	(328)	(221)
Interest income on capital lease	(362)	(414)	(737)	(841)
Non-cash interest expense	548	415	1,015	870
Severance charges	(81)	—	(492)	—
Changes in operating assets and liabilities	4,476	(25)	(6,353)	(18,985)
Net cash provided by operating activities	$36,497	$34,037	$58,457	$48,550

(1)

For the three and six months ended June 30, 2016, unit-based compensation expense included $0.7 million and $1.5 million, respectively, of cash payments related to quarterly payments of distribution equivalent rights on phantom unit awards and, for the six months ended June 30, 2016, $0.1 million related to the cash portion of any settlement of phantom unit awards upon vesting.  For the three and six months ended June 30, 2015, unit-based compensation expense included $0.2 million and $0.4 million, respectively, of cash payments related to quarterly payments of distribution equivalent rights on phantom unit awards and, for the six months ended June 30, 2015, $0.2 million related to the cash portion of any settlement of phantom unit awards upon vesting.  The remainder of the unit-based compensation expense for both periods was related to non-cash adjustments to the unit-based compensation liability.

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

DCF should not be considered as an alternative to, or more meaningful than, net income (loss), operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP as measures of operating performance and liquidity.  Moreover, our DCF as presented may not be comparable to similarly titled measures of other companies.

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

The following table reconciles DCF to net income (loss) and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$3,274	$(15,904)	$11,812	$(4,448)
Plus: Non-cash interest expense	548	415	1,015	870
Plus: Non-cash income tax expense	32	—	134	—
Plus: Depreciation and amortization	23,412	21,507	45,506	42,238
Plus: Unit-based compensation expense (1)	3,022	1,238	4,834	2,264
Plus: Severance charges	81	—	492	—
Plus: Loss (gain) on sale of assets	1,072	(23)	950	(218)
Plus: Impairment of compression equipment	693	26,829	693	26,829
Less: Maintenance capital expenditures (2)	(1,644)	(3,061)	(3,033)	(7,154)
DCF (3)	$30,490	$31,001	$62,403	$60,381
Plus: Maintenance capital expenditures	1,644	3,061	3,033	7,154
Plus: Changes in operating assets and liabilities	4,476	(25)	(6,353)	(18,985)
Less: Other	(113)	—	(626)	—
Net cash provided by operating activities	$36,497	$34,037	$58,457	$48,550

(1)

For the three and six months ended June 30, 2016, unit-based compensation expense included $0.7 million and $1.5 million, respectively, of cash payments related to quarterly payments of distribution equivalent rights on phantom unit awards and, for the six months ended June 30, 2016, $0.1 million related to the cash portion of any settlement of phantom unit awards upon vesting.  For the three and six months ended June 30, 2015, unit-based compensation expense included $0.2 million and $0.4 million, respectively, of cash payments related to quarterly payments of distribution equivalent rights on phantom unit awards and, for the six months ended June 30, 2015, $0.2 million related to the cash portion of any settlement of phantom unit awards upon vesting.  The remainder of the unit-based compensation expense for both periods was related to non-cash adjustments to the unit-based compensation liability.

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

The following table summarizes certain coverage ratios for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
DCF (1)	$30,490	$31,001	$62,403	$60,381
General partner interest in DCF	715	671	1,426	1,219
DCF attributable to limited partner interest	$29,775	$30,330	$60,977	$59,162

Distributions for DCF Coverage Ratio (2)	$28,805	$24,579	$57,238	$48,358

Distributions reinvested in the DRIP (3)	$6,483	$14,731	$16,290	$28,842

Distributions for Cash Coverage Ratio (4)	$22,322	$9,848	$40,948	$19,516

DCF Coverage Ratio	1.03	1.23	1.07	1.22

Cash Coverage Ratio	1.33	3.08	1.49	3.03

(1)	DCF was previously presented as Adjusted DCF.

(2)	Represents distributions to the holders of the Partnership’s common units as of the record date.

(3)	Represents distributions to holders enrolled in the DRIP as of the record date. The amount for the three and six months ended June 30, 2016 is based on an estimate as of the record date.

(4)	Represents cash distributions declared for common units not participating in the DRIP.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing activities.

Recent Accounting Pronouncement

For discussion on specific recent accounting pronouncements affecting us, please see Note 11 to our unaudited condensed consolidated financial statements under Part I, Item 1 of this report.

ITEM 3.Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices.  We do not take title to any natural gas or crude oil in connection with our services and, accordingly, have no direct exposure to fluctuating commodity prices.  However, the demand for our compression services depends upon the continued demand for, and production of, natural gas and crude oil.  Natural gas or crude oil prices remaining low over the long term could result in a continued decline in the production of natural gas or crude oil, which could result in further reduced demand for our compression services.  We do not intend to hedge our indirect exposure to fluctuating commodity prices.  A 1% decrease in average revenue generating horsepower of our active fleet during the six months ended June 30, 2016 would have resulted in a decrease of approximately $2.6 million and $1.8 million in our revenue and Gross operating margin, respectively.  Gross operating margin is a non-GAAP financial measure.  For a reconciliation of Gross operating margin to net income, its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read “Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” of this report.

Interest Rate Risk

We are exposed to market risk due to variable interest rates under our financing arrangements.

As of June 30, 2016, we had approximately $735.1 million of variable-rate outstanding indebtedness at a weighted-average interest rate of 2.47%.  A 1% increase or decrease in the effective interest rate on our variable-rate outstanding debt at June 30, 2016 would have resulted in an annual increase or decrease in our interest expense of approximately $7.4 million.

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

ITEM 4.Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2016 at the reasonable assurance level.

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

New federal regulations of methane and volatile organic compound emissions under the Clean Air Act could result in increased compliance costs.

On June 3, 2016, the Environmental Protection Agency (“EPA”) issued a package of final rules under the Clean Air Act directed at the oil and gas industry.  The EPA’s rule package included New Source Performance Standards establishing regulations for methane and volatile organic compound (“VOC”) emissions from certain “facilities” in the oil and gas sector that are new, modified, or reconstructed after September 18, 2015.  The new rule mandates that control devices or practices be used to reduce methane and VOC emissions from certain equipment used in our operations by 95% starting in August 2016.  The rule also imposes fugitive emission leak detection and repair requirements on certain well sites and compressor stations beginning in June 2017.  This rule will require a number of changes to those parts of our operations that are, or in the future become, subject to these requirements, including modifying equipment to control emissions, and additional monitoring and recordkeeping requirements for both the equipment and compressor stations that we own or operate.  We may not be able to pass on all of the increased costs associated with these regulations to our customers.  While we do not think we are situated any differently than our competitors with regards to these rules, compliance with such rules may result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

ITEM 6.Exhibits

The documents in the accompanying Exhibit Index are filed, furnished or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 4, 2016	USA Compression Partners, LP

	By:	USA Compression GP, LLC
its General Partner

	By:	/s/ Matthew C. Liuzzi
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

	By:	/s/ Michael D. Lenox
Vice President- Finance and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description
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