Form 10-Q
period 2016-09-30
USA Compression Partners, LP
filed 2016-11-08
CIK 1522727

c

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2016

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

As of November 4, 2016, there were 55,285,730 common units outstanding.

i

PART I.  FINANCIAL INFORMATION

ITEM 1.Financial Statements

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(Dollars in thousands, except unit amounts)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$7	$7
Accounts receivable, net:
Trade, net	23,258	28,465
Other	3,228	3,023
Inventory, net	26,332	18,872
Prepaid expenses	2,343	2,600
Total current assets	55,168	52,967
Property and equipment, net	1,287,786	1,318,043
Installment receivable	14,901	17,275
Identifiable intangible assets, net	76,085	78,773
Goodwill	35,866	35,866
Other assets	7,277	6,847
Total assets	$1,477,083	$1,509,771
Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$20,128	$23,840
Accrued liabilities	24,663	20,582
Deferred revenue	16,386	17,000
Total current liabilities	61,177	61,422
Long-term debt	743,938	729,187
Other liabilities	1,082	874
Partners’ capital:
Limited partner interest:
Common units, 55,281,039 and 38,556,245 units issued and outstanding, respectively	662,077	557,583
Subordinated units, 14,048,588 issued and outstanding at December 31, 2015	—	150,787
General partner's interest	8,809	9,918
Total partners’ capital	670,886	718,288
Total liabilities and partners’ capital	$1,477,083	$1,509,771

See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(Dollars in thousands, except unit amounts)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues:
Contract operations	$60,282	$68,227	$187,345	$197,814
Parts and service	848	2,313	3,663	4,116
Total revenues	61,130	70,540	191,008	201,930
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	18,885	21,919	58,368	60,209
Selling, general and administrative	12,577	10,351	33,496	30,430
Depreciation and amortization	23,195	21,360	68,701	63,598
Loss (gain) on sale of assets	(155)	920	795	702
Impairment of compression equipment	3,441	443	4,134	27,272
Total costs and expenses	57,943	54,993	165,494	182,211
Operating income	3,187	15,547	25,514	19,719
Other income (expense):
Interest expense, net	(5,275)	(4,665)	(15,476)	(13,074)
Other	16	6	30	16
Total other expense	(5,259)	(4,659)	(15,446)	(13,058)
Net income (loss) before income tax expense	(2,072)	10,888	10,068	6,661
Income tax expense	74	1,083	402	1,304
Net income (loss)	$(2,146)	$9,805	$9,666	$5,357
Net income (loss) allocated to:
General partner’s interest in net income (loss)	$272	$411	$1,019	$778
Limited partners’ interest in net income (loss):
Common units	$(2,418)	$7,185	$11,358	$3,868
Subordinated units	$—	$2,209	$(2,711)	$711
Weighted average common units outstanding:
Basic	55,086,760	34,123,395	51,910,597	32,761,032
Diluted	55,301,959	34,233,579	52,203,974	32,868,130
Weighted average subordinated units outstanding:
Basic and diluted	—	14,048,588	2,358,522	14,048,588
Net income (loss) per common unit:
Basic and diluted	$(0.04)	$0.21	$0.22	$0.12
Net income (loss) per subordinated unit:
Basic and diluted	$—	$0.16	$(1.15)	$0.05
Distributions declared per limited partner unit for respective periods	$0.525	$0.525	$1.575	$1.565

See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Partners’ Capital

Nine Months Ended September 30, 2016

(Dollars and units in thousands)

	Partners’ Capital					Total
	Common Units		Subordinated Units		General Partner	Partners’
	Units	Amount	Units	Amount	Amount	Capital
Partners’ capital, December 31, 2015	38,556	$557,583	14,049	$150,787	$9,918	$718,288
Vesting of phantom units	194	1,492	—	—	—	1,492
Distributions and DERs	—	(77,527)	—	(7,376)	(2,128)	(87,031)
Issuance of common units	2,482	27,811	—	—	—	27,811
Unit-based compensation	—	660	—	—	—	660
Net income (loss)	—	11,358	—	(2,711)	1,019	9,666
Conversion of subordinated units to common units	14,049	140,700	(14,049)	(140,700)	—	—
Partners’ capital, September 30, 2016	55,281	$662,077	—	$—	$8,809	$670,886

See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$9,666	$5,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,701	63,598
Amortization of debt issue costs	1,561	1,286
Unit-based compensation expense	8,481	3,068
Net loss on sale of assets	795	702
Impairment of compression equipment	4,134	27,272
Changes in assets and liabilities:
Accounts receivable, net	7,377	(1,622)
Inventory, net	(5,216)	(14,335)
Prepaid expenses	257	(1,398)
Other noncurrent assets	20	(2)
Accounts payable	(3,680)	(8,875)
Accrued liabilities and deferred revenue	2,500	7,692
Net cash provided by operating activities	94,596	82,743
Cash flows from investing activities:
Capital expenditures, net(1)	(46,253)	(240,634)
Proceeds from sale of property and equipment	313	503
Proceeds from insurance recovery	73	563
Net cash used in investing activities	(45,867)	(239,568)
Cash flows from financing activities:
Proceeds from long-term debt	216,180	392,265
Payments on long-term debt	(201,429)	(274,814)
Net proceeds from issuance of common units	—	75,163
Cash paid for taxes related to net settlement of unit-based awards	(113)	(189)
Cash distributions	(61,356)	(32,213)
Financing costs	(2,011)	(3,386)
Net cash provided by (used in) financing activities	(48,729)	156,826
Increase in cash and cash equivalents	—	1
Cash and cash equivalents, beginning of period	7	6
Cash and cash equivalents, end of period	$7	$7
Supplemental cash flow information:
Cash paid for interest	$15,132	$12,726
Cash paid for taxes	$265	$299
Supplemental non-cash transactions:
Non-cash distributions to certain limited partners (DRIP)	$27,811	$41,714
Transfers (to) from inventory to property and equipment	$(2,244)	$985
Transfer from long term installment receivable to short term	$(2,374)	$(2,203)

(1)Capital expenditures	$37,036	$230,461
Change in capital expenditures included in accounts payable and accrued liabilities	2,912	11,749
Transfers (to) from capital expenditures, net	6,305	(1,576)
Capital expenditures, net	$46,253	$240,634

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

The Partnership’s ownership is as follows:

	September 30, 2016
	USA
	Compression
	Holdings	Public	Total
General partner interest	1.4%	—	1.4%
Limited partner interest	42.3%	56.3%	98.6%
Total	43.7%	56.3%	100.0%

Partnership net income is allocated to the partners, both general and limited, in proportion to their respective interest in the Partnership.

(b)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared on the same basis as the audited consolidated financial statements included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2015 filed on February 11, 2016 (our “2015 Annual Report”).  In the opinion of the Partnership’s management, such financial information reflects all adjustments necessary for a fair presentation of the financial position as of September 30, 2016 and December 31, 2015, and the results of operations for the three and nine months ended September 30, 2016 and 2015, changes in partners’ capital for the nine months ended September 30, 2016 and the statements of cash flows for the nine months ended September 30, 2016 and 2015 in accordance with U.S. generally accepted accounting principles (“GAAP”).  Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).  Therefore, these consolidated financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements for the year ended December 31, 2015 contained in our 2015 Annual Report.

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

Significant components of inventories as of September 30, 2016 and December 31, 2015 are as follows (in thousands):

	September 30, 2016	December 31, 2015
Serialized parts	$23,617	$18,361
Non-serialized parts	3,029	825
Total Inventory, gross	26,646	19,186
Less: obsolete and slow moving reserve	(314)	(314)
Total Inventory, net	$26,332	$18,872

(e)  Identifiable Intangible Assets

As of September 30, 2016, identifiable intangible assets, net consisted of the following (in thousands):

	Customer		Non-compete
	Relationships	Trade Names	Agreement	Total
Net Balance at December 31, 2015	$65,918	$12,480	$375	$78,773
Amortization Expense	(2,051)	(468)	(169)	(2,688)
Net Balance at September 30, 2016	$63,867	$12,012	$206	$76,085

Identifiable intangible assets are recorded at cost and amortized using the straight-line method over their estimated useful lives, which is the period over which the assets are expected to contribute directly or indirectly to the Partnership’s future cash flows. The estimated useful lives range from 4 to 30 years.  Accumulated amortization of intangible assets was $19.1 million and $16.4 million as of September 30, 2016 and December 31, 2015, respectively.

The Partnership assesses identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Partnership did not record any impairment of identifiable intangible assets for the three and nine months ended September 30, 2016 or the three and nine months ended September 30, 2015.

(f)  Property and Equipment

Property and equipment are carried at cost except for (i) certain acquired assets which are recorded at fair value on their respective acquisition dates and (ii) impaired assets which are recorded at fair value on the last impairment evaluation date for which an adjustment was required.  Overhauls and major improvements that increase the value or extend the life of compression equipment are capitalized and depreciated over 3 to 5 years.  Ordinary maintenance and repairs are charged to cost of operations, exclusive of depreciation and amortization.  Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Compression equipment, acquired new	25 years
Compression equipment, acquired used	9 - 25 years
Furniture and fixtures	7 years
Vehicles and computer equipment	3 - 7 years
Leasehold improvements	5 years

When property and equipment is retired or sold, its carrying value and the related accumulated depreciation are removed from our accounts and any associated gains or losses are recorded on our statements of operations in the period of sale or disposition.

See more information on property and equipment in Note 3 to our unaudited condensed consolidated financial statements.

(g)  Impairments of Long-Lived Assets

We test long-lived assets for impairment when events or circumstances indicate that its carrying value may not be recoverable or will no longer be utilized in the operating fleet.  The most common circumstance requiring compression units to be tested for impairment is when idle units do not meet the performance characteristics of the Partnership’s active revenue generating horsepower.  During the nine months ended September 30, 2016, the Partnership evaluated the future deployment of its idle fleet under current market conditions and determined to retire and either sell or re-utilize the key components of 21 compression units, with a total of approximately 12,000 horsepower, that were previously used to provide services in the Partnership’s business.  During the nine months ended September 30, 2015, the Partnership evaluated the future deployment of its idle fleet under current market conditions and determined to retire and either sell or re-utilize the key components of 166 compression units, with a total of approximately 58,000 horsepower, that were previously used to provide services in the Partnership’s business.  In both periods, the cause of the impairment was related to certain performance characteristics of the impaired equipment, such as excessive maintenance costs and the inability of the equipment to meet current emission standards without retrofitting.  We determined that this equipment was unlikely to be accepted by customers under current market conditions.  This compression equipment was written down to its respective estimated salvage value, measured using quoted market prices, or the estimated component value of the equipment the Partnership plans to use.  As a result of the Partnership’s decision to retire, sell or re-utilize these compressor units, management performed an impairment review and recorded $3.4 million and $4.1 million of impairment of long-lived assets in the three and nine months ended September 30, 2016, respectively.  As a result of equipment damage to one of its fleet units during the three months ended September 30, 2015 and the impairment review during the nine months ended September 30, 2015, the Partnership recorded $0.4 million and $ 27.3 million of impairment of long-lived assets during the three and nine months ended September 30, 2015, respectively.

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

Net assets (liabilities) measured at fair value on a recurring basis are summarized below (in thousands):

	September 30, 2016	December 31, 2015
Assets (Liabilities)	Level 1	Level 1
Unit-based compensation liability	$(6,042)	$(1,977)

As of September 30, 2016 and December 31, 2015, the Partnership’s financial instruments consisted primarily of cash and cash equivalents, trade accounts receivable, trade accounts payable, long-term debt and unit-based compensation liability.  The book values of cash and cash equivalents, trade accounts receivable and trade accounts payable are representative of fair value due to their short-term maturity.  The carrying amount of long-term debt approximates fair value due to the floating interest rates associated with the debt.

(i)  Operating Segment

The Partnership operates in a single business segment, the compression services business.

(j)  Pass Through Taxes

Sales taxes incurred on behalf of, and passed through to, customers are accounted for on a net basis.

(2)  Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts, which was $0.6 million and $2.1 million at September 30, 2016 and December 31, 2015, respectively, is the Partnership’s best estimate of the amount of probable credit losses included in the Partnership’s existing accounts receivable.  The Partnership determines the allowance based upon historical write-off experience and specific customer circumstances.  The determination of the allowance for doubtful accounts requires us to make estimates and judgments regarding our customers’ ability to pay amounts due.  On an ongoing basis, we conduct an evaluation of the financial strength of our customers based on payment history, the overall business climate in which our customers operate and specific identification of customer bad debt and make adjustments to the allowance as necessary.  Our evaluation of our customers’ financial strength is based on the aging of their respective receivables balance, customer correspondence, financial information and third-party credit ratings.  Our evaluation of the business climate in which our customers operate is based on a review of various publicly-available materials regarding our customers’ industries, including the solvency of various companies in the industry.  The aforementioned factors reviewed by the Partnership led to an increase in the allowance account during the twelve months ended December 31, 2015.  During the three months ended September 30, 2016, the Partnership did not reduce its allowance for doubtful accounts except for the write-off of $0.1 million of accounts that had previously been reserved.  During the nine months ended September 30, 2016, the Partnership decreased its allowance for doubtful accounts by $1.2 million due in part to collections on accounts that had previously been reserved, and additionally wrote-off $0.3 million of accounts that had been previously reserved.  Since the overall energy industry continues to be volatile, it is not certain that the factors leading to an increase in the allowance for doubtful accounts during 2015, or the subsequent decrease during 2016, will continue.

(3)  Property and Equipment

Property and equipment consisted of the following as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Compression equipment	$1,550,889	$1,520,835
Furniture and fixtures	625	669
Automobiles and vehicles	18,813	19,284
Computer equipment	22,932	21,457
Leasehold improvements	1,347	1,197
Total	1,594,606	1,563,442
Less accumulated depreciation and amortization	(306,820)	(245,399)
Property and equipment, net	$1,287,786	$1,318,043

We recognized $22.3 million and $20.5 million of depreciation expense on property and equipment for the three months ended September 30, 2016 and 2015, respectively.  We recognized $66.0 million and $60.9 million of depreciation expense on property and equipment for the nine months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016 and December 31, 2015, there was $10.2 million and $13.1 million, respectively, of property and equipment purchases in accounts payable and accrued liabilities.

During the nine months ended September 30, 2016, we abandoned certain assets and incurred a $1.0 million loss.  During the three and nine months ended September 30, 2016, cash insurance recoveries of $0.1 million were received in connection with previously impaired compression equipment and a $0.1 million gain on disposal of non-unit assets was recognized.  During the three and nine months ended September 30, 2015, we incurred a $1.3 million loss on disposal of various unit and non-unit assets, offset by cash insurance recoveries of $0.4 million and $0.6 million during the three and nine months ended September 30, 2015, respectively, that were received on previously impaired compression equipment.   Each of these is reported within the Loss (gain) on sale of assets caption in the Unaudited Condensed Consolidated Statements of Operations.

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

The Capital Lease Transaction was accounted for as a sales type lease and resulted in a current installment receivable of $3.1 million and $3.0 million as of September 30, 2016 and December 31, 2015, respectively, included in Other accounts receivable, and a long-term installment receivable of $14.9 million and $17.3 million, respectively.

Revenue and interest income related to the Capital Lease Transaction is recognized over the lease term, which is 7 years.  The Partnership recognizes maintenance revenue within Contract operations revenue and interest income within Interest expense, net on the Unaudited Condensed Consolidated Statements of Operations.  For each of the three month periods ended September 30, 2016 and 2015, maintenance revenue related to the Capital Lease Transaction was $0.3 million.  For each of the nine month periods ended September 30, 2016 and 2015, maintenance revenue related to the Capital Lease Transaction was $1.0 million. Interest income was $0.3 million and $0.4 million in the three months ended September 30, 2016 and 2015, respectively, and $1.1 million and $1.2 million in the nine months ended September 30, 2016 and 2015, respectively.

(5)  Accrued Liabilities

Accrued liabilities primarily included accrued payroll and benefits and accrued property taxes.  The Partnership recognized $7.1 million of accrued payroll and benefits as of each of September 30, 2016 and December 31, 2015.  The Partnership recognized $7.1 million and $4.1 million of accrued property taxes as of September 30, 2016 and December 31, 2015, respectively.

(6)  Long-Term Debt

The long-term debt of the Partnership, of which there is no current portion, consisted of the following as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Revolving Credit Facility	$743,938	$729,187

Revolving Credit Facility

In March 2016, the Partnership entered into a third amendment to its revolving credit facility, which amended the credit agreement to, among other things, (i) modify the leverage ratio covenant to be (A) 5.95 to 1.0 as of the end of the fiscal quarter ending September 30, 2016, (B) 5.75 to 1.0 as of the end of the fiscal quarter ending December 31, 2016, (C) 5.50 to 1.0 as of the end of the respective fiscal quarters ending March 31, 2017 and June 30, 2017, (D) 5.25 to 1.0 as of the end of the respective fiscal quarters ending September 30, 2017 and December 31, 2017 and (E) 5.00 to 1.0 thereafter, and (ii) amend certain other provisions of the credit agreement, all as more fully set forth in the third amendment.

In connection with entering into the third amendment, the Partnership paid certain amendment fees to the lenders party thereto and paid a certain arrangement fee to the arranger of the third amendment in the amount of $2.0 million, collectively, during the nine months ended September 30, 2016.  The Partnership paid $3.4 million in various loan fees and costs incurred related to the second amendment to our revolving credit facility during the nine months ended September 30, 2015.  These fees were capitalized to loan costs and will be amortized through January 2020.  No such fees were paid during the three months ended September 30, 2016 and 2015.

As of September 30, 2016 the Partnership was in compliance with all of its covenants under its revolving credit facility.

As of September 30, 2016, the Partnership had outstanding borrowings under its revolving credit facility of $743.9 million, $356.1 million of borrowing base availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $81.4 million.  The Partnership’s interest rate in effect for all borrowings under its revolving credit facility as of September 30, 2016 and December 31, 2015 was 2.57% and 2.26%, respectively, with a weighted average interest rate of 2.53% and 2.25% during the three months ended September 30, 2016 and 2015, respectively, and 2.49% and 2.23% during the nine months ended September 30, 2016 and 2015, respectively. There were no letters of credit issued as of September 30, 2016 or 2015.

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

(7)  Partners’ Capital

Common Units and General Partner Interest

As of September 30, 2016, the Partnership had 55,281,039 common units outstanding.  USA Compression Holdings held 23,717,986 common units as of September 30, 2016 and controlled the General Partner, which held an approximate 1.4% general partner interest (the “General Partner’s Interest”) and the incentive distribution rights (“IDRs”).  The number of common units outstanding on this date includes 14,048,588 common units issued through the conversion of subordinated units on a one-for-one basis on February 16, 2016.  See the Unaudited Condensed Consolidated Statement of Changes in Partners’ Capital.

Subordinated Units

Upon the payment of the February 12, 2016 cash distribution, the Partnership satisfied the requirements contained in the Partnership’s limited partnership agreement for the automatic conversion of all outstanding subordinated units into common units on a one-for-one basis.  As a result, on February 16, 2016, all of the outstanding subordinated units converted to common units on a one-for-one basis.  The conversion of subordinated units did not impact the amount of cash distributions we pay or the total number of our outstanding units.

Cash Distributions

The Partnership has declared quarterly distributions per unit to limited partner unitholders of record, including holders of common, subordinated units and phantom units and distributions paid to the General Partner, including the General Partner’s Interest and IDRs, as follows (dollars in millions, except distribution per unit):

	Distribution per	Amount Paid to	Amount Paid to	Amount Paid to	Amount Paid to
	Limited Partner	Common	Subordinated	General	Phantom	Total
Payment Date	Unit	Unitholders	Unitholder	Partner	Unitholders	Distribution
August 14, 2015	0.525	17.2	7.4	0.7	0.2	25.5
November 13, 2015	0.525	19.7	7.4	0.7	0.2	28.0
February 12, 2016	0.525	20.2	7.4	0.7	0.8	29.1
May 13, 2016	0.525	28.4	—	0.7	0.7	29.8
August 12, 2016	0.525	28.8	—	0.7	0.7	30.2

Announced Quarterly Distribution

On October 20, 2016, the Partnership announced a cash distribution of $0.525 per unit on its common units.  The distribution will be paid on November 14, 2016 to unitholders of record as of the close of business on November 4, 2016.  USA Compression Holdings, the owner of approximately 42.9% of the Partnership’s outstanding limited partner interests, has elected to reinvest 30% of this distribution with respect to its units pursuant to the Partnership’s distribution reinvestment plan (the “DRIP”).

Dividend Reinvestment Program

During the nine months ended September 30, 2016 and September 30, 2015, distributions of $27.8 million and $41.7 million, respectively, were reinvested under the DRIP resulting in the issuance of 2.5 million and 2.2 million common units, respectively.  Such distributions are treated as non-cash transactions in the accompanying Unaudited Condensed Consolidated Statements of Cash Flows.

Earnings Per Common and Subordinated Unit

The computations of earnings per common unit and subordinated unit are based on the weighted average number of common units and subordinated units, respectively, outstanding during the applicable period.  The subordinated units and the General Partner’s Interest (including its IDRs) meet the definition of participating securities as defined by the FASB’s Accounting Standards Codification Topic 260 Earnings Per Share; therefore, the Partnership applies the two-class method in its computation of earnings per unit.  Basic earnings per common and subordinated unit are determined by dividing net income allocated to the common and subordinated units, respectively, after deducting the amount allocated to the General Partner (including distributions to the General Partner on the General Partner’s Interest and its IDRs), by the weighted average number of outstanding common and subordinated units, respectively, during the period.  Net income is allocated to the common units, subordinated units and the General Partner’s Interest (including its IDRs) based on their respective shares of the distributed and undistributed earnings for the period.  To the extent cash distributions exceed net income for the period, the excess distributions are allocated to all participating units outstanding based on their respective ownership percentages.  Diluted earnings per unit are computed using the treasury stock method, which considers the potential issuance of limited partner units associated with the LTIP.  Unvested phantom units are not included in basic earnings per unit, as they are not considered to be participating securities, but are included in the calculation of diluted earnings per unit.  Incremental unvested phantom units outstanding represent the only difference between basic and diluted weighted average common units outstanding during the three and nine months ended September 30, 2016 and 2015.

Due to the conversion of subordinated units to common units in February 2016, the subordinated units did not participate in any of the distributed earnings for the nine month period, resulting in a negative earnings per unit value for the nine months ended September 30, 2016.

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

		Marginal Percentage Interest
	Total Quarterly	in Distributions
	Distribution Per Unit	Unitholders	General Partner
Minimum Quarterly Distribution	$0.425	98.6%	1.4%
First Target Distribution	up to $0.4888	98.6%	1.4%
Second Target Distribution	above $0.4888 up to $0.5313	85.6%	14.4%
Third Target Distribution	above $0.5313 up to $0.6375	75.6%	24.4%
Thereafter	above $0.6375	50.6%	49.4%

(8)  Transactions with Related Parties

John Chandler, who has served as a director of the General Partner since October 2013, has served as a director of a customer since October 2014.  During the three months ended September 30, 2016 and 2015, the Partnership recognized $1.9 million and $2.3 million, respectively, and $6.3 million during each of the nine months ended September 30, 2016 and 2015, in revenue from compression services provided to this customer in the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015.  The Partnership recognized $0.8 million and $1.3 million in accounts receivable from this customer on the Unaudited Condensed Consolidated Balance Sheet as of September 30, 2016 and December 31, 2015, respectively.

The Partnership provides compression services to entities affiliated with Riverstone/Carlyle Global Energy and Power Fund IV, L.P. (“Riverstone”), which owns a majority of the membership interests in USA Compression Holdings. As of September 30, 2016, USA Compression Holdings owned and controlled the Partnership’s General Partner and owned 42.9% of the limited partner interests. The Partnership recognized approximately $0.2 million in revenue from compression services from such affiliated entities during the current period and included in the Unaudited Condensed Consolidated Statements of Operations for each of the three and nine months ended September 30, 2016. The Partnership recognized no revenue from such controlled entities during the three and nine months ended September 30, 2015.  The Partnership may provide compression services to additional entities affiliated with Riverstone in the future, and any significant transactions will be disclosed.

(9)  Commitments and Contingencies

(a)  Major Customers

The Partnership did not have revenue from any single customer representing greater than 10% of total revenue for the three or nine months ended September 30, 2016.    The Partnership had revenue from one customer representing 10.2% and 10.4% of total revenue for the three and nine months ended September 30, 2015, respectively.  No other customer represented greater than 10% of total revenue for the three and nine months ended September 30, 2015.

(b)  Litigation

From time to time, the Partnership and its subsidiaries may be involved in various claims and litigation arising in the ordinary course of business.  In management’s opinion, the resolution of such matters is not expected to have a material adverse effect on the Partnership’s consolidated financial position, results of operations or cash flows.

(c)  Equipment Purchase Commitments

The Partnership’s future capital commitments are comprised of binding commitments under purchase orders for new compression units and serialized parts ordered but not received.  The commitments as of September 30, 2016 were $18.7 million, all of which are expected to be settled within the next twelve months.

(d)  Sales Tax Contingency

The Partnership is subject to a number of state and local taxes that are not income based.  As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due.  We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability.  As of September 30, 2016, we have accrued a liability of $0.2 million for additional taxes.  We believe that it is reasonably possible that we could incur losses beyond what has been accrued.  Due to uncertainty related to the documentation required by certain state auditors, we are unable at this time to project a reasonable range of the extent of losses we may incur beyond what we have accrued.

(10)  Recent Accounting Pronouncement

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

In February 2016, the FASB issued a new leasing standard that increases transparency and comparability among organizations by, among other things, requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring both lessees and lessors to disclose expanded qualitative and quantitative information about leasing arrangements.  Lessor accounting will remain substantially similar to current U.S. GAAP but with some changes to conform and align guidance with the new lessee guidance and other areas within U.S. GAAP, such as Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.  The new leasing standard requires modified retrospective adoption, with elective reliefs, and becomes effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018.  The Partnership is currently evaluating the impact, if any, of this ASU on its consolidated financial statements.

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

In June 2016, the FASB issued new guidance for the accounting for credit losses on certain financial instruments. This guidance will become effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted by one year. The Partnership is currently evaluating the impact, if any, of this ASU on its consolidated financial statements.

In August 2016, the FASB issued an ASU that provides cash flow classification guidance on eight issues to reduce diversity in practice in certain areas for which authoritative guidance did not previously exist.  The eight issues include the following:

•	Debt payment or extinguishment costs
•	Settlement of zero-coupon bonds or bonds issued at a discount with insignificant cash coupon
•	Contingent consideration payments made after a business combination
•	Proceeds from the settlement of insurance claims
•	Proceeds from the settlement of corporate-owned life insurance policies
•	Distributions received from equity method investees
•	Beneficial interests in securitization transactions
•	Separately identifiable cash flows and applying the predominance principle

This ASU requires retrospective transition method unless it is impracticable to apply to some of the issues, in which case prospective application as of the earliest date practicable is permitted.  This ASU is effective for public business entities for the annual and interim periods in fiscal years beginning after December 15, 2017. The Partnership concluded this ASU will not have a material impact on its consolidated financial statements.

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

Operating Highlights

The following table summarizes certain horsepower and horsepower utilization percentages for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Fleet horsepower (at period end) (1)	1,716,296	1,686,300	1,716,296	1,686,300
Total available horsepower (at period end) (2)	1,723,406	1,690,440	1,723,406	1,690,440
Revenue generating horsepower (at period end) (3)	1,364,059	1,415,355	1,364,059	1,415,355
Average revenue generating horsepower (4)	1,356,423	1,423,749	1,381,831	1,404,899
Average revenue per revenue generating horsepower per month (5)	$15.35	$15.94	$15.53	$15.87
Revenue generating compression units (at period end)	2,502	2,765	2,502	2,765
Average horsepower per revenue generating compression unit (6)	541	514	532	517
Horsepower utilization (7):
At period end	88.3%	90.4%	88.3%	90.4%
Average for the period (8)	87.3%	90.2%	87.4%	90.9%

(1)

Fleet horsepower is horsepower for compression units that have been delivered to us (and excludes units on order).  As of September 30, 2016, we had 7,110 horsepower on order for delivery in the remainder of 2016.

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

(7)

Horsepower utilization is calculated as (i) the sum of (a) revenue generating horsepower, (b) horsepower in our fleet that is under contract but is not yet generating revenue, and (c) horsepower not yet in our fleet that is under contract, not yet generating revenue and is subject to a purchase order, divided by (ii) total available horsepower less idle horsepower that is under repair.  Horsepower utilization based on revenue generating horsepower and fleet horsepower as of September 30, 2016 and 2015 was 79.5% and 83.9%, respectively.

(8)

Calculated as the average utilization for the months in the period based on utilization at the end of each month in the period. Average horsepower utilization based on revenue generating horsepower and fleet horsepower for the three months ended September 30, 2016 and 2015 was 78.8% and 85.3%, respectively.  Average horsepower utilization based on revenue generating horsepower and fleet horsepower for the nine months ended September 30, 2016 and 2015 was 80.6% and 85.6%, respectively.

The 1.8% increase in fleet horsepower as of September 30, 2016 over the fleet horsepower as of September 30, 2015 was attributable to the compression units added to our fleet to meet the then expected incremental demand by new and current customers for our compression services.  The 4.7% decrease in average revenue generating horsepower for the three months ended September 30, 2016 over September 30, 2015 was primarily attributable to an increase in the amount of time required to contract services for new compression units and an increase in the amount of compression units returned to us.  The 3.7% and 2.1% decrease in average revenue per revenue generating horsepower per month for the three and nine months ended September 30, 2016 over September 30, 2015, respectively, was primarily due to (1) reduced pricing in the small horsepower portion of our fleet in the current period and (2) an increase in the average horsepower per revenue generating compression unit in the current period,  resulting from an increase in the number of our large horsepower compression units which generally generate lower average revenue per revenue generating horsepower than do small horsepower compression units.

Average horsepower utilization decreased approximately 2.9% during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.  The decrease in average horsepower utilization is primarily attributable to the following changes as a percentage of total available horsepower: (1) a 4.9% increase in our average fleet of compression units returned to us not yet under contract, offset by (2) a 3.4% increase in idle horsepower under repair, which is excluded from the average horsepower utilization calculation until such repair is complete.  We believe the decrease in average horsepower utilization is the result of a delay in planned projects of certain of our customers, continued optimization of existing compression service requirements by our customers and our selective pursuit of what we deem to be the most attractive opportunities.  The above noted fluctuation in utilization components describes the changes in both period end and average horsepower utilization between the nine months ended September 30, 2016 and the nine months ended September 30, 2015 with the additional impact of a 1.6% decrease in horsepower that is on-contract or pending-contract but not yet active, as a percentage of total available horsepower, during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Average horsepower utilization based on revenue generating horsepower and fleet horsepower decreased approximately 6.4% during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.  The decrease is primarily attributable to the following changes as a percentage of total fleet horsepower: (1) a 6.5% increase in our average idle fleet from compression units returned to us and (2) a 3.4% increase in idle horsepower under repair offset by (3) a 3.4% decrease in our average idle fleet composed of new compression units.  The increase in units returned to us is believed to be a result of our customers’ optimization of their compression service requirements.  These factors also describe the variances in both period end and average horsepower utilization based on revenue generating horsepower and fleet horsepower between the nine months ended September 30, 2016 and the nine months ended September 30, 2015.

Financial Results of Operations

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Percent
	2016	2015	Change
Revenues:
Contract operations	$60,282	$68,227	(11.6)%
Parts and service	848	2,313	(63.3)%
Total revenues	61,130	70,540	(13.3)%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	18,885	21,919	(13.8)%
Gross operating margin	42,245	48,621	(13.1)%
Other operating and administrative costs and expenses:
Selling, general and administrative	12,577	10,351	21.5%
Depreciation and amortization	23,195	21,360	8.6%
Loss (gain) on sale of assets	(155)	920	(116.8)%
Impairment of compression equipment	3,441	443	676.7%
Total other operating and administrative costs and expenses	39,058	33,074	18.1%
Operating income	3,187	15,547	(79.5)%
Other income (expense):
Interest expense, net	(5,275)	(4,665)	13.1%
Other	16	6	166.7%
Total other expense	(5,259)	(4,659)	12.9%
Income before income tax expense	(2,072)	10,888	(119.0)%
Income tax expense	74	1,083	(93.2)%
Net income (loss)	$(2,146)	$9,805	(121.9)%

Contract operations revenue.  During the three months ended September 30, 2016, we experienced a year-to-year decrease in demand for our compression services driven by decreased operating activity in natural gas and crude oil production and continued optimization of existing compression service requirements, resulting in a 4.7% decrease in average revenue generating horsepower and a $8.0 million decrease in our contract operations revenue.  Average revenue per revenue generating horsepower per month decreased from $15.94 for the three months ended September 30, 2015 to $15.35 for the three months ended September 30, 2016, a decrease of 3.7%, attributable, in part, to reduced pricing in the current period in the small horsepower portion of our fleet.  The decrease in average revenue per revenue generating horsepower per month was also attributable to the 5.3% increase in the average horsepower per revenue generating compression unit in the current period, as large horsepower compression units generally generate lower average monthly revenue per revenue generating horsepower than do small horsepower compression units.  Average revenue per revenue generating horsepower per month associated with our compression services provided on a month-to-month basis was somewhat higher than the average revenue per revenue generating horsepower per month associated with our compression services provided under contracts in the primary term due to pressure on service rates attributable to the small horsepower portion of our fleet.    Because the demand for our services is driven primarily by production of natural gas, we focus our activities in areas of attractive growth, which are generally found in certain shale and unconventional resource plays.  Our contract operations revenue was not materially impacted by any renegotiations of our contracts during the period with our customers.

Parts and service revenue.  Parts and service revenue was earned on freight and crane charges that are directly reimbursable by our customers, for which we earn little to no margin, and maintenance work and general contract services on customer-owned units and infrastructure, for which we earn lower margins than our contract operations.  We offered these services as a courtesy to our customers, and the demand fluctuates from period to period based on the varying needs of our customers.

Cost of operations, exclusive of depreciation and amortization. The $3.0 million decrease in cost of operations consisted of a $1.4 million decrease in retail parts and service expenses, which have a corresponding decrease in parts and service revenue, a $1.1 million decrease in direct expenses such as parts and fluids expenses, and a $0.6 million decrease in direct labor expenses.   The decrease in direct parts, fluids, and labor expenses are primarily driven by the decrease in average revenue generating horsepower during the current period.

Gross operating margin. The $6.4 million decrease in gross operating margin was primarily due to a decrease in revenues during the three months ended September 30, 2016, partially offset by a decrease in operating expenses.

Selling, general and administrative expense.  The $2.2 million increase in selling, general and administrative expense for the three months ended September 30, 2016 was primarily attributable to a $2.8 million increase in unit-based compensation expense, partially offset by a $0.7 million decrease in bad debt expense. Unit-based compensation expense increased primarily due to (1) the increase in our unit price as of September 30, 2016 compared to September 30, 2015, (2) a greater number of outstanding phantom units as of September 30, 2016 compared to September 30, 2015 and (3) a greater number of phantom units outstanding on which distribution equivalent rights were paid as of each record date during the comparable periods.

Depreciation and amortization expense.  The $1.8 million increase in depreciation and amortization expense was primarily related to an increase in gross property and equipment balances during the three months ended September 30, 2016 compared to gross balances during the three months ended September 30, 2015.  There was no variance in amortization expense between the same periods, as intangible assets are amortized on a straight-line basis and there has been no change in gross identifiable intangible assets between the periods.

Loss (gain) on sale of assets. During the three months ended September 30, 2016, the net gain on sale of assets is primarily attributable to cash insurance recoveries of $0.1 million received on previously impaired compression equipment and a $0.1 million gain on disposal of non-unit assets. The net loss on sale during the three months ended September 30, 2015 was a result of $1.3 million of losses incurred in the disposal of various unit and non-unit assets, partially offset by a $0.4 million cash insurance recovery on previously impaired compression equipment.

Impairment on compression equipment. The $3.4 million impairment charge during the three months ended September 30, 2016 resulted from our evaluation of the future deployment of our current idle fleet under the current market conditions.  Our evaluation determined that due to certain performance characteristics of the impaired equipment, such as excessive maintenance costs and the inability of the equipment to meet current emission standards without retrofitting, this equipment was unlikely to be accepted by customers under current market conditions.  As a result of our evaluation, we determined to retire and either sell or re-utilize the key components of 16 compression units with a total of approximately 10,400 horsepower that had been previously used to provide compression services in our business. The

$0.4 million impairment charge during the three months ended September 30, 2015 resulted from equipment damage to one of our units.

Interest expense, net. The $0.6 million increase in interest expense, net was primarily attributable to the impact of an increase in our weighted average interest rate.  Our revolving credit facility bore an interest rate of 2.57% and 2.26% at September 30, 2016 and 2015, respectively, and a weighted average interest rate of 2.53% and 2.25% for the three months ended September 30, 2016 and 2015, respectively.  The impact of the increase in interest rate was partially offset by a $20.8 million decrease in average outstanding borrowings under our revolving credit facility. Average borrowings under the facility were $743.7 million for the three months ended September 30, 2016 compared to $764.5 million for the three months ended September 30, 2015.

Income tax expense.  This line item represents the Revised Texas Franchise Tax.    Income tax expense during the three months ended September 30, 2016 was attributable to the fluctuation in the deferred tax liability reflecting the book to tax basis difference in our property and equipment. Income tax expense during the three months ended September 30, 2015 was primarily attributable to the establishment of a deferred tax liability for the basis difference in our property and equipment.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Nine Months Ended September 30,		Percent
	2016	2015	Change
Revenues:
Contract operations	$187,345	$197,814	(5.3)%
Parts and service	3,663	4,116	(11.0)%
Total revenues	191,008	201,930	(5.4)%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	58,368	60,209	(3.1)%
Gross operating margin	132,640	141,721	(6.4)%
Other operating and administrative costs and expenses:
Selling, general and administrative	33,496	30,430	10.1%
Depreciation and amortization	68,701	63,598	8.0%
Loss (gain) on sale of assets	795	702	13.2%
Impairment of compression equipment	4,134	27,272	(84.8)%
Total other operating and administrative costs and expenses	107,126	122,002	(12.2)%
Operating income	25,514	19,719	29.4%
Other income (expense):
Interest expense, net	(15,476)	(13,074)	18.4%
Other	30	16	87.5%
Total other expense	(15,446)	(13,058)	18.3%
Income before income tax expense	10,068	6,661	51.1%
Income tax expense	402	1,304	(69.2)%
Net income	$9,666	$5,357	80.4%

Contract operations revenue.  During the nine months ended September 30, 2016, we experienced a year-to-year decrease in demand for our compression services driven by decreased operating activity in natural gas and crude oil production and continued optimization of existing compression service requirements, resulting in a 1.6% decrease in average revenue generating horsepower and a $10.5 million decrease in our contract operations revenue.  Average revenue per revenue generating horsepower per month decreased from $15.87 for the nine months ended September 30, 2015 to $15.53 for the nine months ended September 30, 2016, a decrease of 2.1%, attributable, in part, to reduced pricing in the small horsepower portion of our fleet.  The decrease in average revenue per revenue generating horsepower per month was also attributable to the 2.9% increase in the average horsepower per revenue generating compression unit in the current period, as large horsepower compression units generally generate lower average monthly revenue per revenue generating horsepower than do small horsepower compression units.  Average revenue per revenue generating horsepower per month associated with our compression services provided on a month-to-month basis was somewhat higher than the average revenue per revenue generating horsepower per month associated with our compression services provided under contracts in the primary term due to pressure on service rates attributable to the small horsepower portion of our fleet.    Because the demand for our services is driven primarily by production of natural gas, we focus our activities in areas of attractive growth, which are generally found in certain shale and unconventional resource plays.  Our contract operations revenue was not materially impacted by any renegotiations of our contracts during the period with our customers.

Parts and service revenue.  Parts and service revenue was earned on freight and crane charges that are directly reimbursable by our customers, for which we earn little to no margin, and maintenance work and general contract services on customer-owned units and infrastructure, for which we earn lower margins than our contract operations.  We offered these services as a courtesy to our customers, and the demand fluctuates from period to period based on the varying needs of our customers.

Cost of operations, exclusive of depreciation and amortization. The $1.8 million decrease in cost of operations was primarily attributable to (1) a $2.3 million decrease in direct expenses such as parts and fluids expenses, (2) a $0.6 million decrease in expenses related to our vehicle fleet and (3) a $0.6 million decrease in retail parts and service expenses, which have a corresponding decrease in parts and service revenue, partially offset by a $1.5 million increase in property and other taxes.  The decrease in direct parts and fluids expenses are primarily driven by the decrease in average revenue generating horsepower during the current period.

Gross operating margin. The $9.1 million decrease in gross operating margin was primarily due to a decrease in revenues during the nine months ended September 30, 2016, partially offset by a decrease in operating expenses.

Selling, general and administrative expense.  The $3.1 million increase in selling, general and administrative expense for the nine months ended September 30, 2016 was primarily attributable to a $5.4 million increase in unit-based compensation expense, partially offset by a $2.3 million decrease in bad debt expense.  Unit-based compensation expense increased primarily due to (1) the increase in our unit price as of September 30, 2016 compared to September 30, 2015, (2) a greater number of outstanding phantom units as of September 30, 2016 compared to September 30, 2015 and (3) a greater number of phantom units outstanding on which distribution equivalent rights were paid as of each record date during the comparable periods.  The decrease in bad debt expense was due primarily to a $1.2 million decrease in allowance for doubtful accounts during the nine months ended September 30, 2016 due in part to collections on accounts that had previously been reserved during the nine months ended September 30, 2015.

Depreciation and amortization expense.  The $5.1 million increase in depreciation and amortization expense was primarily related to an increase in gross property and equipment balances during the nine months ended September 30, 2016 compared to gross balances during the nine months ended September 30, 2015.  There was no variance in amortization expense between the same periods, as intangible assets are amortized on a straight-line basis and there has been no change in gross identifiable intangible assets between the periods.

Loss (gain) on sale of assets.  During the nine months ended September 30, 2016 we abandoned certain assets and incurred a $1.0 million loss.   Additionally, we received cash insurance recoveries of $0.1 million on previously impaired compression equipment and recognized a $0.1 million gain on disposal of non-unit assets.  The $0.7 million loss on sale of assets during the nine months ended September 30, 2015 was primarily attributable to $1.3 million of losses incurred in the disposal of various unit and non-unit assets, offset by $0.6 million cash insurance recoveries on previously impaired compression equipment received during the period.

Impairment on compression equipment. The $4.1 million and $27.3 million impairment charge during the nine months ended September 30, 2016 and 2015, respectively, were primarily a result of our evaluation of the future deployment of our current idle fleet under the current market conditions.  Our evaluation determined that due to certain performance characteristics of the impaired equipment, such as excessive maintenance costs and the inability of the equipment to meet current emission standards without retrofitting, this equipment was unlikely to be accepted by customers under current market conditions.  As a result of our evaluation during the nine months ended September 30, 2016 and 2015, we determined to retire and either sell or re-utilize the key components of 21 and 166 compression units, with a total of approximately 12,000 and 58,000 horsepower, respectively, that had been previously used to provide compression services in our business.

Interest expense, net. The $2.4 million increase in interest expense, net was primarily attributable to an increase in our weighted average interest rate.  Our revolving credit facility bore an interest rate of 2.57% and 2.26% at September 30, 2016 and 2015, respectively, and a weighted average interest rate of 2.49% and 2.23% for the nine months ended September 30, 2016 and 2015, respectively.  Also contributing to the increase in interest expense was the impact of an approximate $20.9 million increase in average outstanding borrowings under our revolving credit facility.  Average borrowings under the facility were $742.9 million for the nine months ended September 30, 2016 compared to $722.0 million for the nine months ended September 30, 2015.

Income tax expense.  This line item represents the Revised Texas Franchise Tax.    Approximately $0.2 million of the income tax expense for the nine months ended September 30, 2016 was due to fluctuation in the deferred tax liability reflecting the book to tax basis difference in our property and equipment. Income tax expense during the nine months ended September 30, 2015 was primarily attributable to the establishment of a deferred tax liability for the basis difference in our property and equipment.

Other Financial Data

The following table summarizes other financial data for the periods presented (dollars in thousands):

	Three Months Ended September 30,				Percent	Nine Months Ended September 30,				Percent
Other Financial Data: (1)	2016		2015		Change	2016		2015		Change
Gross operating margin	$42,245		$48,621		(13.1)%	$132,640		$141,721		(6.4)%
Gross operating margin percentage (2)	69.1%		68.9%		0.3%	69.4%		70.2%		(1.1)%
Adjusted EBITDA	$34,634		$39,481		(12.3)%	$110,187		$115,617		(4.7)%
Adjusted EBITDA percentage (2)	56.7%		56.0%		1.3%	57.7%		57.3%		0.7%
DCF (3)	$27,223		$32,269		(15.6)%	$89,626		$92,809		(3.4)%
DCF Coverage Ratio (3)	0.91	x	1.25	x	(27.2)%	1.01	x	1.23	x	(17.9)%
Cash Coverage Ratio	1.06	x	3.12	x	(66.0)%	1.33	x	3.07	x	(56.7)%

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

Adjusted EBITDA. Adjusted EBITDA during the three months ended September 30, 2016 decreased $4.9 million, or 12.3%, over the three months ended September 30, 2015, primarily due to a $6.4 million decrease in gross operating margin offset by $1.6 million lower selling, general and administrative expenses, excluding unit-based compensation expense and transaction expenses, during the three months ended September 30, 2016.

Adjusted EBITDA during the nine months ended September 30, 2016 decreased $5.4 million, or 4.7%, over the nine months ended September 30, 2015, primarily due to a $9.1 million decrease in gross operating margin offset by $3.3 million lower selling, general and administrative expenses, excluding unit-based compensation expense and transaction expenses, during the nine months ended September 30, 2016.

DCF. The $5.0 million, or 15.5%, decrease in DCF during the three months ended September 30, 2016 was primarily attributable to a $6.4 million decrease in gross operating margin along with $0.5 million higher cash interest expense, net, offset by $0.6 million lower maintenance capital expenditures and $1.6 million lower selling, general and administrative expenses, excluding unit-based compensation expense and transaction expenses during the comparable period.

The $3.2 million, or 3.4%, decrease in DCF during the nine months ended September 30, 2016 was primarily attributable to a $9.1 million decrease in gross operating margin along with $2.1 million higher cash interest expense, net, offset by $4.7 million lower maintenance capital expenditures and $3.3 million lower selling, general and administrative expenses, excluding unit-based compensation expense and transaction expenses during the comparable period.

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

We believe cash generated by operating activities and, where necessary, borrowings under our revolving credit facility will be sufficient to service our debt, fund working capital, fund our estimated 2016 expansion capital expenditures, fund our maintenance capital expenditures and pay distributions through the remainder of 2016.  Because we distribute all of our available cash, which excludes prudent operating reserves, we expect to fund any future expansion capital expenditures or acquisitions primarily with capital from external financing sources, such as borrowings under our revolving credit facility and issuances of debt and equity securities, including under the DRIP.

Cash Flows

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2016 and 2015 as of the end of the periods presented (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$94,596	$82,743
Net cash used in investing activities	(45,867)	(239,568)
Net cash provided by (used in) financing activities	(48,729)	156,826

Net cash provided by operating activities. The $11.9 million increase in net cash provided by operating activities for the nine months ended September 30, 2016 was due to adjustments to non-cash items and changes in our working capital, mostly offset by lower net income related to activities previously described.

Net cash used in investing activities. Net cash used in investing activities for the nine months ended September 30, 2016 related primarily to purchases of new compression units, reconfiguration costs and related equipment.  We have significantly reduced our purchases of new compression units during 2016 due to the slow-down in the overall energy market.

Net cash provided by (used in) financing activities. During the nine months ended September 30, 2016, we borrowed $14.8 million, on a net basis, primarily to support our purchases of new compression units, reconfiguration costs and related equipment, as described above.  Additionally, we paid various loan fees and incurred costs in respect of our revolving credit facility in the amount of $2.0 million and made cash distributions to our unitholders of $61.4 million.

During the nine months ended September 30, 2015, we borrowed, on a net basis, $117.5 million primarily to support our purchases of new compression units, as described above.  Additionally, we used $75.2 million of proceeds from an equity offering primarily to reduce indebtedness outstanding under our revolving credit facility.  Additionally, we paid various loan fees and incurred costs in respect of our revolving credit facility in the amount of $3.4 million and made cash distributions to our unitholders of $32.2 million.

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

We classify capital expenditures as maintenance or expansion on an individual asset basis.  Over the long term, we expect that our maintenance capital expenditure requirements will increase as either, or both of, the overall size and age of our fleet increases.  Our aggregate maintenance capital expenditures for the nine months ended September 30, 2016 and 2015 were $5.4 million and $10.1 million, respectively.  We currently plan to spend approximately $8.0 million in maintenance capital expenditures during 2016.

Without giving effect to any equipment we may acquire pursuant to any future acquisitions, we currently have budgeted between $40 million and $50 million in expansion capital expenditures during 2016.    Our expansion capital expenditures for the nine months ended September 30, 2016 and 2015 were $31.6 million and $220.4 million, respectively.  Previously reported expansion capital expenditures for the nine months ended September 30, 2015 included the change in capital expenditures included in accounts payable and accrued liabilities as of September 30, 2015.  As of September 30, 2016, we had binding commitments to purchase $18.7 million of additional units and serialized parts, of which we expect $2.9 million to be delivered in the remainder of 2016.

Revolving Credit Facility

As of September 30, 2016 we were in compliance with all of our covenants under our revolving credit facility.  As of September 30, 2016, we had outstanding borrowings under our revolving credit facility of $743.9 million, $356.1 million of borrowing base availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $81.4 million.  One of the financial covenants under our revolving credit facility permits a maximum leverage ratio of (a) 5.95 to 1.0 as of the end of the fiscal quarter ending September 30, 2016, (B) 5.75 to 1.0 as of the end of the fiscal quarter ending December 31, 2016, (C) 5.50 to 1.0 as of the end of the respective fiscal quarters ending March 31, 2017 and June 30, 2017, (D) 5.25 to 1.0 as of the end of the respective fiscal quarters ending September 30, 2017 and December 31, 2017 and (E) 5.00 to 1.0 thereafter, in each case subject to a provision for increases in such thresholds by 0.5 in connection with certain future acquisitions for the six consecutive month period following the period in which any such acquisition occurs.  As a result of our need to comply with this financial covenant under our revolving credit facility, we expect borrowings under our revolving credit facility, cash generated from operations and the issuance of debt securities may not be sufficient to fund all of our short-term liquidity needs following 2016.  We expect, however, to be able to remain in compliance with such financial covenant by one or more of the following actions: delay a discretionary portion of our capital expenditures; issue equity in conjunction with the acquisition of another business; issue equity in a public or private offering; or obtain an equity infusion as contemplated by the terms of our revolving credit facility.

As of November 4, 2016, we had outstanding borrowings under our revolving credit facility of $750.9 million.

For a more detailed description of our revolving credit facility, please see Note 6 to the unaudited condensed consolidated financial statements under Part I, Item 1 of this report and Note 8 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 11, 2016 (our “2015 Annual Report”).

Distribution Reinvestment Plan

During the nine months ended September 30, 2016, distributions of $27.8 million were reinvested under the DRIP resulting in the issuance of 2.5 million common units.  Such distributions are treated as non-cash transactions in the accompanying Unaudited Condensed Consolidated Statements of Cash Flows included under Part I, Item 1 of this report.

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

The following table reconciles gross operating margin to operating income, its most directly comparable GAAP financial measure, for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Contract operations	$60,282	$68,227	$187,345	$197,814
Parts and service	848	2,313	3,663	4,116
Total revenues	61,130	70,540	191,008	201,930
Cost of operations, exclusive of depreciation and amortization	18,885	21,919	58,368	60,209
Gross operating margin	42,245	48,621	132,640	141,721
Other operating and administrative costs and expenses:
Selling, general and administrative	12,577	10,351	33,496	30,430
Depreciation and amortization	23,195	21,360	68,701	63,598
Loss (gain) on sale of assets	(155)	920	795	702
Impairment of compression equipment	3,441	443	4,134	27,272
Total other operating and administrative costs and expenses	39,058	33,074	107,126	122,002
Operating income	$3,187	$15,547	$25,514	$19,719

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

Because we use capital assets, depreciation and the interest cost of acquiring compression equipment are also necessary elements of our costs.  Expense associated with unit-based compensation expense related to equity awards to employees is also a necessary component of our business.  Therefore, measures that exclude these elements have material limitations.  To compensate for these limitations, we believe that it is important to consider both net income (loss) and net cash provided by operating activities determined under GAAP, as well as Adjusted EBITDA, to evaluate our financial performance and our liquidity.  Our Adjusted EBITDA excludes some, but not all, items that affect net income (loss) and net cash provided by operating activities, and these measures may vary among companies. Management compensates for the limitations of Adjusted EBITDA as an analytical tool by reviewing the comparable GAAP measures, understanding the differences between the measures and incorporating this knowledge into management’s decision making processes.

The following table reconciles Adjusted EBITDA to net income (loss) and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(2,146)	$9,805	$9,666	$5,357
Interest expense, net	5,275	4,665	15,476	13,074
Depreciation and amortization	23,195	21,360	68,701	63,598
Income taxes	74	1,083	402	1,304
EBITDA	$26,398	$36,913	$94,245	$83,333
Impairment of compression equipment	3,441	443	4,134	27,272
Interest income on capital lease	348	401	1,085	1,242
Unit-based compensation expense (1)	3,647	804	8,481	3,068
Transaction expenses for acquisitions (2)	950	—	950	—
Severance charges	5	—	497	—
Loss (gain) on sale of assets	(155)	920	795	702
Adjusted EBITDA	$34,634	$39,481	$110,187	$115,617
Interest expense, net	(5,275)	(4,665)	(15,476)	(13,074)
Income tax expense	(74)	(1,083)	(402)	(1,304)
Interest income on capital lease	(348)	(401)	(1,085)	(1,242)
Non-cash interest expense	546	416	1,561	1,286
Transaction expenses for acquisitions	(950)	—	(950)	—
Severance charges	(5)	—	(497)	—
Changes in operating assets and liabilities	7,611	445	1,258	(18,540)
Net cash provided by operating activities	$36,139	$34,193	$94,596	$82,743

(1)

For the three and nine months ended September 30, 2016, unit-based compensation expense included $0.7 million and $2.2 million, respectively, of cash payments related to quarterly payments of distribution equivalent rights on phantom unit awards and, for the nine months ended September 30, 2016, $0.1 million related to the cash portion of any settlement of phantom unit awards upon vesting.  For the three and nine months ended September 30, 2015, unit-based compensation expense included $0.2 million and $0.6 million, respectively, of cash payments related to quarterly payments of distribution equivalent rights on phantom unit awards and, for the nine months ended September 30, 2015, $0.2 million related to the cash portion of any settlement of phantom unit awards upon vesting.  The remainder of the unit-based compensation expense for both periods was related to non-cash adjustments to the unit-based compensation liability.

(2)	Represents certain transaction expenses related to potential acquisitions. The Partnership believes it is useful to investors to exclude these fees.

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

The following table reconciles DCF to net income (loss) and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(2,146)	$9,805	$9,666	$5,357
Plus: Non-cash interest expense	546	416	1,561	1,286
Plus: Non-cash income tax expense	74	1,076	208	1,076
Plus: Depreciation and amortization	23,195	21,360	68,701	63,598
Plus: Unit-based compensation expense (1)	3,647	804	8,481	3,068
Plus: Impairment of compression equipment	3,441	443	4,134	27,272
Plus: Transaction expenses for acquisitions (2)	950	—	950	—
Plus: Severance charges	5	—	497	—
Plus: Loss (gain) on sale of assets	(82)	1,324	868	1,265
Less: Maintenance capital expenditures (3)	(2,407)	(2,959)	(5,440)	(10,113)
DCF (4)	$27,223	$32,269	$89,626	$92,809
Plus: Maintenance capital expenditures	2,407	2,959	5,440	10,113
Plus: Changes in operating assets and liabilities	7,611	445	1,258	(18,540)
Less: Other	(1,102)	(1,480)	(1,728)	(1,639)
Net cash provided by operating activities	$36,139	$34,193	$94,596	$82,743

(1)

For the three and nine months ended September 30, 2016, unit-based compensation expense included $0.7 million and $2.2 million, respectively, of cash payments related to quarterly payments of distribution equivalent rights on phantom unit awards and, for the nine months ended September 30, 2016, $0.1 million related to the cash portion of any settlement of phantom unit awards upon vesting.  For the three and nine months ended September 30, 2015, unit-based compensation expense included $0.2 million and $0.6 million, respectively, of cash payments related to quarterly payments of distribution equivalent rights on phantom unit awards and, for the nine months ended September 30, 2015, $0.2 million related to the cash portion of any settlement of phantom unit awards upon vesting.  The remainder of the unit-based compensation expense for both periods was related to non-cash adjustments to the unit-based compensation liability.

(2)	Represents certain transaction expenses related to potential acquisitions. The Partnership believes it is useful to investors to exclude these fees.

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

Coverage Ratios

DCF Coverage Ratio is defined as DCF less cash distributions to be paid to our general partner and IDRs in respect of such period, divided by distributions declared to limited partner unitholders in respect of such period.  Cash Coverage Ratio is defined as DCF less cash distributions to be paid to our general partner and IDRs in respect of such period, divided by cash distributions expected to be paid to limited partner unitholders in respect of such period, after taking into account the non-cash impact of the DRIP.  We believe DCF Coverage Ratio and Cash Coverage Ratio are important measures of operating performance because they allow management, investors and others to gauge our ability to pay cash distributions to limited partner unitholders using the cash flows that we generate.  Our DCF Coverage Ratio and Cash Coverage Ratio as presented may not be comparable to similarly titled measures of other companies.

The following table summarizes certain coverage ratios for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
DCF (1)	$27,223	$32,269	$89,626	$92,809
Less: Cash distributions to general partner and IDRs	717	697	2,143	1,956
DCF attributable to limited partner interest	$26,506	$31,572	$87,483	$90,853

Distributions for DCF Coverage Ratio (2)	$29,025	$25,290	$86,263	$73,648

Distributions reinvested in the DRIP (3)	$4,108	$15,179	$20,398	$44,021

Distributions for Cash Coverage Ratio (4)	$24,917	$10,111	$65,865	$29,627

DCF Coverage Ratio	0.91	1.25	1.01	1.23

Cash Coverage Ratio	1.06	3.12	1.33	3.07

(1)	DCF was previously presented as Adjusted DCF.

(2)	Represents distributions to the holders of the Partnership’s common units as of the record date.

(3)	Represents distributions to holders enrolled in the DRIP as of the record date. The amount for the three and nine months ended September 30, 2016 is based on an estimate as of the record date.

(4)	Represents cash distributions declared for common units not participating in the DRIP.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing activities.

Recent Accounting Pronouncement

For discussion on specific recent accounting pronouncements affecting us, please see Note 10 to our unaudited condensed consolidated financial statements under Part I, Item 1 of this report.

ITEM 3.Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices.  We do not take title to any natural gas or crude oil in connection with our services and, accordingly, have no direct exposure to fluctuating commodity prices.  However, the demand for our compression services depends upon the continued demand for, and production of, natural gas and crude oil.  Natural gas or crude oil prices remaining low over the long term could result in a continued decline in the production of natural gas or crude oil, which could result in further reduced demand for our compression services.  We do not intend to hedge our indirect exposure to fluctuating commodity prices.  A 1% decrease in average revenue generating horsepower of our active fleet during the nine months ended September 30, 2016 would have resulted in a decrease of approximately $2.6 million and $1.8 million in our revenue and gross operating margin, respectively.  Gross operating margin is a non-GAAP financial measure.  For a reconciliation of gross operating margin to net income, its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read “Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” of this report.

Interest Rate Risk

We are exposed to market risk due to variable interest rates under our financing arrangements.

As of September 30, 2016 we had approximately $743.9 million of variable-rate outstanding indebtedness at a weighted-average interest rate of 2.49%.  A 1% increase or decrease in the effective interest rate on our variable-rate outstanding debt at September 30, 2016 would have resulted in an annual increase or decrease in our interest expense of approximately $7.4 million.

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

ITEM 4.Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2016 at the reasonable assurance level.

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

ITEM 1A.Risk Factors

Security holders and potential investors in our securities should carefully consider the risk factors set forth in Part I, “Item 1A. Risk Factors” of our 2015 Annual Report and Part II, “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.  We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

ITEM 6.Exhibits

The documents in the accompanying Exhibit Index are filed, furnished or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 8, 2016	USA Compression Partners, LP

	By:	USA Compression GP, LLC
its General Partner

	By:	/s/ Matthew C. Liuzzi
Matthew C. Liuzzi
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

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