Form 10-Q
period 2017-03-31
USA Compression Partners, LP
filed 2017-05-04
CIK 1522727

c

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 2, 2017, there were 61,178,151 common units outstanding.

i

PART I.  FINANCIAL INFORMATION

ITEM 1.Financial Statements

USA COMPRESSION PARTNERS, LP

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except for unit amounts)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$7	$65
Accounts receivable, net:
Trade, net	33,370	32,237
Other	9,000	9,028
Inventory, net	31,686	29,556
Prepaid expenses	3,148	2,083
Total current assets	77,211	72,969
Property and equipment, net	1,270,995	1,267,574
Installment receivable	13,242	14,079
Identifiable intangible assets, net	74,293	75,189
Goodwill	35,866	35,866
Other assets	6,199	6,735
Total assets	$1,477,806	$1,472,412
Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$23,029	$13,148
Accrued liabilities	14,733	26,572
Deferred revenue	17,261	16,691
Total current liabilities	55,023	56,411
Long-term debt	714,823	685,371
Other liabilities	1,221	1,113
Partners’ capital:
Limited partner interest:
Common units, 61,178,151 and 60,689,110 units issued and outstanding, respectively	698,695	721,080
General partner's interest	8,044	8,437
Total partners’ capital	706,739	729,517
Total liabilities and partners’ capital	$1,477,806	$1,472,412

See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per unit amounts)

	Three months ended March 31,
	2017	2016
Revenues:
Contract operations	$60,432	$64,278
Parts and service	5,600	2,089
Total revenues	66,032	66,367
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	22,522	20,829
Selling, general and administrative	11,123	9,739
Depreciation and amortization	24,151	22,094
Gain on sale of assets	(244)	(122)
Impairment of compression equipment	1,112	—
Total costs and expenses	58,664	52,540
Operating income	7,368	13,827
Other income (expense):
Interest expense, net	(5,674)	(5,062)
Other	7	7
Total other expense	(5,667)	(5,055)
Net income before income tax expense	1,701	8,772
Income tax expense	149	234
Net income	$1,552	$8,538
Net income (loss) allocated to:
General partner’s interest in net income	$353	$414
Limited partners’ interest in net income (loss):
Common units	$1,199	$10,835
Subordinated units		$(2,711)
Weighted average common units outstanding:
Basic	60,877	46,104
Diluted	61,154	46,104

Basic and diluted weighted average subordinated units outstanding		7,101

Basic and diluted net income per common unit	$0.02	$0.24

Basic and diluted net loss per subordinated unit		$(0.38)
Distributions declared per limited partner unit for respective periods	$0.525	$0.525

See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP

Unaudited Condensed Consolidated Statement of Changes in Partners’ Capital

Three Months Ended March 31, 2017

(in thousands)

	Partners’ Capital			Total
	Common Units		General Partner	Partners’
	Units	Amount	Amount	Capital
Partners’ capital, December 31, 2016	60,689	$721,080	$8,437	$729,517
Vesting of phantom units	267	4,188	—	4,188
Distributions and distribution equivalent rights	—	(31,908)	(746)	(32,654)
Issuance of common units under the DRIP	222	4,061	—	4,061
Unit-based compensation of equity classified awards	—	75	—	75
Net income	—	1,199	353	1,552
Partners’ capital, March 31, 2017	61,178	$698,695	$8,044	$706,739

See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$1,552	$8,538
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,151	22,094
Amortization of debt issue costs	547	467
Unit-based compensation expense	2,945	1,812
Net gain on sale of assets	(244)	(122)
Impairment of compression equipment	1,112	—
Changes in assets and liabilities:
Accounts receivable, net	(268)	1,464
Inventory, net	(4,113)	(725)
Prepaid expenses	(1,065)	(229)
Other noncurrent assets	(10)	—
Accounts payable	(141)	(7,287)
Accrued liabilities and deferred revenue	(6,180)	(4,052)
Net cash provided by operating activities	18,286	21,960
Cash flows from investing activities:
Capital expenditures, net	(15,926)	(16,273)
Proceeds from sale of property and equipment	336	110
Net cash used in investing activities	(15,590)	(16,163)
Cash flows from financing activities:
Proceeds from long-term debt	97,794	83,841
Payments on long-term debt	(68,342)	(69,916)
Cash paid related to net settlement of unit-based awards	(2,797)	(71)
Cash distributions	(29,409)	(17,667)
Financing costs	—	(1,984)
Net cash used in financing activities	(2,754)	(5,797)
Decrease in cash and cash equivalents	(58)	—
Cash and cash equivalents, beginning of period	65	7
Cash and cash equivalents, end of period	$7	$7
Supplemental cash flow information:
Cash paid for interest	$5,666	$4,950
Supplemental non-cash transactions:
Non-cash distributions to certain limited partners (DRIP)	$4,061	$11,468
Transfers from inventory to property and equipment	$2,383	$299
Transfer from long-term installment receivable to short term	$(837)	$(777)
Change in capital expenditures included in accounts payable and accrued liabilities	$9,971	$(9,090)

See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Organization and Summary of Significant Accounting Policies

(a)  Organization

Unless otherwise indicated, the terms “our”, “we”, “us”, “the Partnership” and similar language refer to USA Compression Partners, LP, collectively with its operating subsidiaries. We are a Delaware limited partnership. USA Compression GP, LLC, a Delaware limited liability company, serves as our general partner and is referred to herein as the “General Partner”. Our General Partner is owned by USA Compression Holdings, LLC (“USA Compression Holdings”). Through our operating subsidiaries, we provide compression services under term contracts with customers in the natural gas and crude oil industries, using natural gas compression packages that we design, engineer, own, operate and maintain. We provide compression services in a number of shale plays throughout the United States, including the Utica, Marcellus, Permian Basin, Delaware Basin, Eagle Ford, Mississippi Lime, Granite Wash, Woodford, Barnett, Haynesville, Niobrara and Fayetteville shales.

Certain of our operating subsidiaries are borrowers under a revolving credit facility and the Partnership is a guarantor of that revolving credit facility (see Note 6). The accompanying unaudited condensed consolidated financial statements include the accounts of the Partnership and its operating subsidiaries, all of which are wholly owned by us.

Net income is allocated to our general and limited partners using the two-class income allocation method. All intercompany balances and transactions have been eliminated in consolidation. Our common units representing limited partner interests in the Partnership trade on the New York Stock Exchange under the ticker symbol “USAC”.

Our ownership structure was as follows:

	March 31, 2017
	USA
	Compression
	Holdings	Public	Total
General partner interest	1.3%	—	1.3%
Limited partner interest	39.0%	59.7%	98.7%
Total	40.3%	59.7%	100.0%

(b)  Basis of Presentation

Our accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2016 filed on February 13, 2017 (our “2016 Annual Report”). In the opinion of our management, such financial information reflects all adjustments necessary for a fair presentation of the financial position as of March 31, 2017 and December 31, 2016, and the results of operations for the three months ended March 31, 2017 and 2016, changes in partners’ capital for the three months ended March 31, 2017 and the statements of cash flows for the three months ended March 31, 2017 and 2016 in accordance with U.S. generally accepted accounting principles (“GAAP”). Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Therefore, these consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2016 contained in our 2016 Annual Report.

(c)  Use of Estimates

Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which includes the use of estimates and assumptions by management that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities that existed at the date of the unaudited condensed consolidated financial statements. Although these estimates were based on management’s available knowledge of current and expected future events, actual results could differ from these estimates.

(d)  Inventory

Inventory consists of serialized and non-serialized parts used primarily in the repair of compression units.  Serialized parts inventory is valued at the lower of cost or market value using the specific identification method, while non-serialized parts inventory is valued using the weighted average cost method. Purchases of these assets are considered operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows.

Components of inventory are as follows (in thousands):

	March 31, 2017	December 31, 2016
Serialized parts	$18,653	$17,943
Non-serialized parts	13,347	11,927
Total Inventory, gross	32,000	29,870
Less: obsolete and slow moving reserve	(314)	(314)
Total Inventory, net	$31,686	$29,556

(e)  Identifiable Intangible Assets

Identifiable intangible assets, net consisted of the following (in thousands):

	Customer
	Relationships	Trade Names	Non-compete	Total
Net Balance at December 31, 2016	$63,183	$11,856	$150	$75,189
Amortization Expense	(684)	(156)	(56)	(896)
Net Balance at March 31, 2017	$62,499	$11,700	$94	$74,293

Identifiable intangible assets are recorded at cost and amortized using the straight-line method over their estimated useful lives, which is the period over which the assets are expected to contribute directly or indirectly to our future cash flows. The estimated useful lives range from 4 to 30 years. Accumulated amortization of intangible assets was $20.9 million and $20.0 million as of March 31, 2017 and December 31, 2016, respectively.

We assess identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We did not record any impairment of identifiable intangible assets for the three months ended March 31, 2017 or 2016.

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

(g)  Impairments of Long-Lived Assets

Long-lived assets with recorded values that are not expected to be recovered through future cash flows are written-down to estimated fair value. We test long-lived assets for impairment when events or circumstances indicate that the assets’ carrying value may not be recoverable or will no longer be utilized in the operating fleet. The most common circumstance requiring compression units to be tested for impairment is when idle units do not meet the performance characteristics of our active revenue generating horsepower. During the three months ended March 31, 2017, we evaluated the future deployment of our idle fleet under current market conditions and determined to retire, sell or re-utilize key components of 2 compression units, with a total of 2,760 horsepower, which were previously used to provide compression services in our business. The cause of the impairment was due to estimated significant repair costs from previous damage to the equipment. These compression units were written down to their respective estimated salvage value. As a result of our decision to retire, sell or re-utilize components of these compression units, we recorded $1.1 million of impairment of long-lived assets in the three months ended March 31, 2017. We did not record any impairment of long-lived assets in the three months ended March 31, 2016.

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

Phantom unit awards granted to employees under the USA Compression Partners, LP 2013 Long-Term Incentive Plan (the “LTIP”) are accounted for as a liability, and such liability is re-measured on a quarterly basis. The liability is based on the publicly quoted price of our common units, which is considered a Level 1 input, and is recorded within the accrued liabilities caption on the Unaudited Condensed Consolidated Balance Sheets.

Net liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	March 31, 2017	December 31, 2016
Liabilities	Level 1	Level 1
Unit-based compensation liability	$(2,162)	$(7,043)

As of March 31, 2017 and December 31, 2016, our financial instruments consisted primarily of cash and cash equivalents, trade accounts receivable, trade accounts payable and long-term debt. The book values of cash and cash equivalents, trade accounts receivable and trade accounts payable are representative of fair value due to their short-term maturities.  The carrying amount of long-term debt approximates fair value due to the floating interest rates associated with the debt.

(i)  Operating Segment

We operate in a single business segment, the compression services business.

(j)  Pass Through Taxes

Sales taxes incurred on behalf of, and passed through to, customers are accounted for on a net basis.

(2)  Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts, which was $0.6 million and $0.7 million at March 31, 2017 and December 31, 2016, respectively, is our best estimate of the amount of probable credit losses included in our existing accounts receivable. We determine the allowance based upon historical write-off experience and specific customer circumstances.  The determination of the allowance for doubtful accounts requires us to make estimates and judgments regarding our customers’ ability to pay amounts due.  On an ongoing basis, we conduct an evaluation of the financial strength of our customers based on payment history, the overall business climate in which our customers operate and specific identification of customer bad debt and make adjustments to the allowance as necessary. Our evaluation of our customers’ financial strength is based on the aging of their respective receivables balance, customer correspondence, financial information and third-party credit ratings. Our evaluation of the business climate in which our customers operate is based on a review of various publicly-available materials regarding our customers’ industries, including the solvency of various companies in the industry. During the three months ended March 31, 2017 and 2016, we reduced our allowance for doubtful accounts by $0.1 million and $0.8 million, respectively, due mostly to collections on accounts that had previously been reserved.

(3)  Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Compression equipment	$1,576,456	$1,551,157
Furniture and fixtures	627	625
Automobiles and vehicles	18,916	18,979
Computer equipment	24,064	23,394
Leasehold improvements	1,436	1,392
Total Property and equipment, gross	1,621,499	1,595,547
Less accumulated depreciation and amortization	(350,504)	(327,973)
Total Property and equipment, net	$1,270,995	$1,267,574

We recognized $23.3 million and $21.2 million of depreciation expense on property and equipment for the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017 and December 31, 2016, there was $11.3 million and $1.4 million, respectively, of property and equipment purchases in accounts payable and accrued liabilities.

During the three months ended March 31, 2017, a $0.2 million gain on sale of a compression unit was recognized. During the three months ended March 31, 2016, cash insurance recoveries of $0.2 million were received on previously impaired compression equipment. Each of these is reported within the Gain on sale of assets caption in the Unaudited Condensed Consolidated Statements of Operations.

(4)  Installment Receivable

On June 30, 2014, we entered into a FMV Bargain Purchase Option Grant Agreement (the “Capital Lease Transaction”) with a customer, pursuant to which we granted a bargain purchase option to the customer with respect to certain compressor packages leased to the customer.  The bargain purchase option provides the customer with an option to acquire the equipment at a value significantly less than the fair market value at the end of the lease term.

On November 1, 2016, we entered into a second capital lease transaction with a customer with respect to certain assets leased to the customer.

Both capital leases were accounted for as sales type leases and as of March 31, 2017 and December 31, 2016, resulted in a current installment receivable of $8.9 million and $8.9 million, respectively, included in other accounts receivable, and a long-term installment receivable of $13.2 million and $14.1 million, respectively.

Revenue and interest income related to both capital leases is recognized over the respective lease terms, which range from 6 months to 7 years. We recognize maintenance revenue within Contract operations revenue and interest income within Interest expense, net on the Unaudited Condensed Consolidated Statements of Operations. For the three month periods ended March 31, 2017 and 2016, maintenance revenue related to the Capital Lease Transaction was $0.3 million and $0.4 million, respectively. There is no maintenance revenue component to the second capital lease. Interest income related to both capital leases was $0.4 million in each of the three months ended March 31, 2017 and 2016.

(5)  Accrued Liabilities

Accrued liabilities include accrued payroll and benefits and accrued property taxes.  We recognized $2.7 million and $6.9 million of accrued payroll and benefits as of March 31, 2017 and December 31, 2016, respectively. We recognized $4.4 million and $6.6 million of accrued property taxes as of March 31, 2017 and December 31, 2016, respectively.

(6)  Long-Term Debt

Our first lien long-term debt, of which there is no current portion, consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Revolving Credit Facility	$714,823	$685,371

In March 2016, we entered into a third amendment to our revolving credit facility, which amended the credit agreement to, among other things, (i) modify the leverage ratio covenant to be (A) 5.50 to 1.0 as of the end of the respective fiscal quarters ending March 31, 2017 and June 30, 2017, (B) 5.25 to 1.0 as of the end of the respective fiscal quarters ending September 30, 2017 and December 31, 2017 and (C) 5.00 to 1.0 thereafter, and (ii) amend certain other provisions of the credit agreement, all as more fully set forth in the third amendment.

In connection with entering into the third amendment, we paid certain amendment fees to the lenders party thereto and paid a certain arrangement fee to the arranger of the third amendment in the amount of $2.0 million, collectively, during the three months ended March 31, 2016. These fees were capitalized to loan costs and will be amortized through January 2020. No such fees were paid during the three months ended March 31, 2017.

As of March 31, 2017, we were in compliance with all of our covenants under our revolving credit facility.

As of March 31, 2017, we had outstanding borrowings under our revolving credit facility of $714.8 million, $342.1 million of borrowing base availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $76.8 million. Our interest rate in effect for all borrowings under our revolving credit facility as of March 31, 2017 and December 31, 2016 was 2.91% and 2.94%, respectively, with a weighted average interest rate of 2.98% and 2.47% during the three months ended March 31, 2017 and 2016, respectively. There were no letters of credit issued as of March 31, 2017 or 2016.

In the event that any of the operating subsidiaries guarantees any series of the debt securities as described in our registration statements on Form S-3, such guarantees will be full and unconditional and made on a joint and several basis for the benefit of each holder and the Trustee.  However, such guarantees will be subject to release, subject to certain limitations, as follows (i) upon the sale, exchange or transfer, whether by way of a merger or otherwise, to any Person that is not our affiliate, of all of our direct or indirect limited partnership or other equity interest in such Subsidiary Guarantor; or (ii) upon our or USA Compression Finance Corp.’s (together, the “Issuers”) delivery of a written notice to the Trustee of the release or discharge of all guarantees by such Subsidiary Guarantor of any Debt of the Issuers other than obligations arising under the indenture governing such debt and any debt securities issued under such indenture, except a discharge or release by or as a result of payment under such guarantees.  Capitalized terms used but not defined in this paragraph are defined in the Form of Indenture filed as exhibit 4.1 to such registration statement.

Our operating subsidiaries and USA Compression Finance Corp. are our only existing subsidiaries. We have no assets or operations independent of our subsidiaries, and there are no significant restrictions upon our ability to obtain funds from our subsidiaries by dividend or loan. None of the assets of our subsidiaries represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act of 1933, as amended.

Our revolving credit facility matures in January 2020 and we expect to maintain this facility for the term.

(7)  Partners’ Capital

Common Units and General Partner Interest

As of March 31, 2017, we had 61,178,151 common units outstanding.  USA Compression Holdings held 24,135,031 common units as of March 31, 2017 and controlled our General Partner, which held an approximate 1.3% general partner interest (the “General Partner’s Interest”) and the incentive distribution rights (“IDRs”). See the Unaudited Condensed Consolidated Statement of Changes in Partners’ Capital.

Cash Distributions

We have declared quarterly distributions per unit to limited partner unitholders of record, including holders of common, subordinated units and phantom units and distributions paid to the General Partner, including the General Partner’s Interest and IDRs, as follows (in millions, except distribution per unit):

	Distribution per	Amount Paid to	Amount Paid to	Amount Paid to	Amount Paid to
	Limited Partner	Common	Subordinated	General	Phantom	Total
Payment Date	Unit	Unitholders	Unitholder	Partner	Unitholders	Distribution
February 12, 2016	$0.525	$20.2	$7.4	$0.7	$0.8	$29.1
May 13, 2016	$0.525	$28.4	$—	$0.7	$0.7	$29.8
August 12, 2016	$0.525	$28.8	$—	$0.7	$0.7	$30.2
November 14, 2016	$0.525	$29.1	$—	$0.7	$0.6	$30.4
February 14, 2017	$0.525	$31.9	$—	$0.7	$0.8	$33.4

Announced Quarterly Distribution

On April 20, 2017, we announced a cash distribution of $0.525 per unit on our common units.  The distribution will be paid on May 12, 2017 to unitholders of record as of the close of business on May 2, 2017. USA Compression Holdings, the owner of approximately 39.5% of our outstanding limited partner interests, has elected to reinvest 50% of this distribution with respect to its units pursuant to our distribution reinvestment plan (the “DRIP”).

Dividend Reinvestment Program

During the three months ended March 31, 2017 and 2016, distributions of $4.1 million and $11.5 million, respectively, were reinvested under the DRIP resulting in the issuance of 0.2 million and 1.4 million common units, respectively.  Such distributions are treated as non-cash transactions in the accompanying Unaudited Condensed Consolidated Statements of Cash Flows.

Earnings Per Common and Subordinated Unit

The computations of earnings per common unit and subordinated unit are based on the weighted average number of common units and subordinated units, respectively, outstanding during the applicable period. The subordinated units and our General Partner’s Interest (including its IDRs) meet the definition of participating securities as defined by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic 260 Earnings Per Share; therefore, we apply the two-class method in our computation of earnings per unit. Basic earnings per common and subordinated unit are determined by dividing net income allocated to the common and subordinated units, respectively, after deducting the amount allocated to our General Partner (including distributions to our General Partner on our General Partner’s Interest and its IDRs), by the weighted average number of outstanding common and subordinated units, respectively, during the period.  Net income is allocated to the common units, subordinated units and our General Partner’s Interest (including its IDRs) based on their respective shares of the distributed and undistributed earnings for the period. To the extent cash distributions exceed net income for the period, the excess distributions are allocated to all participating units outstanding based on their respective ownership percentages. Diluted earnings per unit are computed using the treasury stock method, which considers the potential issuance of limited partner units associated with our LTIP. Unvested phantom units are not included in basic earnings per unit,  as they are not considered to be participating securities, but are included in the calculation of diluted earnings per unit. Incremental unvested phantom units outstanding represent the only difference between our basic and diluted weighted average common units outstanding during the three months ended March 31, 2017 and 2016.

Incentive Distribution Rights

Our General Partner holds all of our IDRs. The IDRs represent the right to receive an increasing percentage of our quarterly distributions of available cash from operating surplus after the minimum quarterly distribution and the target distribution levels have been achieved.

The following table illustrates the percentage allocations of Available Cash from Operating Surplus between our unitholders and our General Partner based on the specified target distribution levels. The amounts set forth under “Marginal Percentage Interest in Distributions” are the percentage interests of our General Partner and our unitholders in any Available Cash from Operating Surplus we distribute up to and including the corresponding amount in the column “Total Quarterly Distribution Per Unit.” The percentage interests shown for our unitholders and our General Partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below for our General Partner include its General Partner’s Interest, and assume our General Partner has contributed any additional capital necessary to maintain its General Partner’s Interest and our General Partner has not transferred our IDRs.

		Marginal Percentage Interest
	Total Quarterly	in Distributions
	Distribution Per Unit	Unitholders	General Partner
Minimum Quarterly Distribution	$0.425	98.7%	1.3%
First Target Distribution	up to $0.4888	98.7%	1.3%
Second Target Distribution	above $0.4888 up to $0.5313	85.7%	14.3%
Third Target Distribution	above $0.5313 up to $0.6375	75.7%	24.3%
Thereafter	above $0.6375	50.7%	49.3%

(8)  Transactions with Related Parties

John Chandler, who has served as a director of our General Partner since October 2013, has served as a director of one of our customers since October 2014. During the three months ended March 31, 2017 and 2016, we recognized $1.9 million and $2.2 million, respectively, in revenue from compression services provided to this customer in the Unaudited Condensed Consolidated Statements of Operations. We recognized $0.9 million and $1.1 million in accounts receivable from this customer on the Unaudited Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, respectively.

We provide compression services to entities affiliated with Riverstone/Carlyle Global Energy and Power Fund IV, L.P. (“Riverstone”), which owns a majority of the membership interests in USA Compression Holdings. As of March 31, 2017, USA Compression Holdings owned and controlled our General Partner and owned 39.5% of the limited partner interests. During the three months ended March 31, 2017, we recognized $0.2 million in revenue from compression services from such affiliated entities in the Unaudited Condensed Consolidated Statements of Operations. We recognized no revenue from such controlled entities during the three months ended March 31, 2016.  We may provide compression services to additional entities affiliated with Riverstone in the future, and any significant transactions will be disclosed.

(9)  Commitments and Contingencies

(a)  Major Customers

We did not have revenue from any single customer representing greater than 10% of total revenue for the three months ended March 31, 2017 or 2016.

(b)  Litigation

From time to time, we and our subsidiaries may be involved in various claims and litigation arising in the ordinary course of business. In management’s opinion, the resolution of such matters is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

(c)  Equipment Purchase Commitments

Our future capital commitments are comprised of binding commitments under purchase orders for new compression units and serialized parts ordered but not received. The commitments as of March 31, 2017 were $99.3 million, which are expected to be settled throughout 2017 and 2018.

(d)  Sales Tax Contingency

Our compliance with state and local sales tax regulations is subject to audit by various taxing authorities.  Certain taxing authorities have claimed that specific operational processes, which we and others in our industry regularly conduct, result in transactions that are subject to state sales taxes. We, and other entities in our industry, have disputed these claims based on existing tax statutes which provide for manufacturing exemptions on the transactions in question. The state taxing authority has indicated that additional documentation to support the manufacturing exemption will be required before it will consider releasing its claim; however, it had not, until recently, indicated what documentation would be acceptable to them. In response to these recent events, we are in the process of gathering the documentation available to us to support the position we have taken with regard to the disputed transactions. We have recognized a liability of $0.1 million related to this issue; however, we believe it is reasonably possible that we could incur additional losses for this matter depending on whether the taxing authority accepts our documentation as sufficient to support our position that the disputed transactions are not taxable and the impact of any potential resulting litigation. Management estimates that the range of losses we could incur related to this matter is from $0.1 million to approximately $3.0 million. The upper end of this range assumes that we will be unable to apply the manufacturing exemption to any of the transactions in question, which management believes is remote.

(10)  Recent Accounting Pronouncement

In July 2015, the FASB agreed to defer by one year the mandatory effective date of its revenue recognition standard to annual and interim periods in fiscal years beginning after December 15, 2017, but has also provided entities the option to adopt it as of the original effective date. We expect to elect the modified retrospective transition method for adoption to annual and interim periods in fiscal years beginning after December 15, 2017. We expect to identify similar performance obligations under the new accounting standard as compared with deliverables and separate units of account previously identified. As a result, we expect the timing of our revenue recognition will not be materially impacted under this new accounting standard. Further, we expect that the revenue amounts we historically reported will not materially change as we apply the modified retrospective provisions of this new standard. We do not expect significant changes to our current accounting policies and are in the process of developing pro-forma quantitative and qualitative disclosures to reflect the nature, timing and uncertainty of cash flows, changes in contract balances, and significant judgments related to our performance obligations.

In February 2016, the FASB issued a new leasing standard that increases transparency and comparability among organizations by, among other things, requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring both lessees and lessors to disclose expanded qualitative and quantitative information about leasing arrangements. Income recognition for lessors will remain substantially similar to current GAAP but with some changes to conform and align guidance with the new lessee guidance and other areas within GAAP, such as Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. The new leasing standard requires modified retrospective adoption, with elective reliefs, and becomes effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018. We expect to adopt this new standard on January 1,

2019.  We are still in the process of evaluating the financial impact of adopting this standard on our consolidated financial statements.

In March 2016, the FASB issued an Accounting Standards Update (“ASU”) that clarifies the implementation guidance on principal versus agent considerations. The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations within the revenue recognition update. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of the revenue recognition update. We are currently evaluating the impact, if any, of this ASU along with the revenue recognition ASU, on our consolidated financial statements.

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

Overview

We provide compression services in a number of shale plays throughout the U.S., including the Utica, Marcellus, Permian Basin, Delaware Basin, Eagle Ford, Mississippi Lime, Granite Wash, Woodford, Barnett, Haynesville, Niobrara and Fayetteville shales. The demand for our services is driven by the domestic production of natural gas and crude oil; as such, we have focused our activities in areas of attractive natural gas and crude oil production growth, which are generally found in these shale and unconventional resource plays. According to studies promulgated by the Energy Information Agency (“EIA”), the production and transportation volumes in these shale plays are expected to increase over the long term due to the comparably attractive economic returns versus returns achieved in many conventional basins. Furthermore, the changes in production volumes and pressures of shale plays over time require a wider range of compression services than in conventional basins. We believe we are well-positioned to meet these changing operating conditions due to the flexibility of our compression units. While our business focuses largely on compression services serving infrastructure installations, including centralized natural gas gathering systems and processing facilities, which utilize large horsepower compression units, typically in shale plays, we also provide compression services in more mature conventional basins, including gas lift applications on crude oil wells targeted by horizontal drilling techniques. Gas lift, a process by which natural gas is injected into the production tubing of an existing producing well, thus reducing the hydrostatic pressure and allowing the oil to flow at a higher rate, and other artificial lift technologies are critical to the enhancement of oil production from horizontal wells operating in tight shale plays.

Operating Highlights

The following table summarizes certain horsepower and horsepower utilization percentages for the periods presented.

	Three Months Ended
	March 31, 2017	December 31, 2016	March 31, 2016
Fleet horsepower (at period end) (1)	1,739,379	1,720,547	1,711,915
Total available horsepower (at period end) (2)	1,781,879	1,730,547	1,711,915
Revenue generating horsepower (at period end) (3)	1,427,634	1,387,073	1,397,278
Average revenue generating horsepower (4)	1,406,206	1,366,371	1,410,574
Average revenue per revenue generating horsepower per month (5)	$14.98	$15.07	$15.72
Revenue generating compression units (at period end)	2,612	2,552	2,657
Average horsepower per revenue generating compression unit (6)	544	538	526
Horsepower utilization (7):
At period end	89.9%	87.1%	87.9%
Average for the period (8)	88.2%	87.4%	88.7%

(1)

Fleet horsepower is horsepower for compression units that have been delivered to us (and excludes units on order).  As of March 31, 2017, we had 129,480 horsepower on order, of which 69,480 horsepower is ordered for delivery during the remainder of 2017.

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

(7)

Horsepower utilization is calculated as (i) the sum of (a) revenue generating horsepower, (b) horsepower in our fleet that is under contract but is not yet generating revenue, and (c) horsepower not yet in our fleet that is under contract, not yet generating revenue and is subject to a purchase order, divided by (ii) total available horsepower less idle horsepower that is under repair.  Horsepower utilization based on revenue generating horsepower and fleet horsepower as of March 31, 2017, December 31, 2016 and March 31, 2016 was 82.1%, 80.6% and 81.6%, respectively.

(8)

Calculated as the average utilization for the months in the period based on utilization at the end of each month in the period. Average horsepower utilization based on revenue generating horsepower and fleet horsepower for the three months ended March 31, 2017, December 31, 2016 and March 31, 2016 was 80.9%, 79.4% and 82.4%, respectively.

The 1.6% increase in fleet horsepower as of March 31, 2017 over the fleet horsepower as of March 31, 2016 was attributable to the compression units added to our fleet to meet the then expected incremental demand by new and current customers for our compression services. Average revenue generating horsepower was materially consistent during the three months ended March 31, 2017 and 2016. The 4.7% decrease in average revenue per revenue generating horsepower per month for the three months ended March 31, 2017 over March 31, 2016 was primarily due to (1) reduced pricing in the small horsepower portion of our fleet in the current period and (2) an increase in the average horsepower per revenue generating compression unit in the current period, resulting from an increase in the number of our large horsepower compression units which generally generate lower average revenue per revenue generating horsepower than do small horsepower compression units.

Average horsepower utilization decreased approximately 0.6% during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.  The decrease in average horsepower utilization is primarily attributable to the following changes as a percentage of total available horsepower: (1) a 3.3% increase in our average fleet of compression units returned to us not yet under contract, (2) a 2.2% decrease in idle horsepower under repair, which is excluded from the average horsepower utilization calculation until such repair is complete, offset by (3) a 4.0% increase in horsepower that is under contract but not yet generating revenue.  We believe the decrease in average horsepower utilization is the result of a delay in planned projects of certain of our customers, continued optimization of existing compression service requirements by our customers and our selective pursuit of what we deem to be the most attractive opportunities. The above noted fluctuation in utilization components describes the change in period end utilization as of March 31, 2017 compared to March 31, 2016.

Average horsepower utilization based on revenue generating horsepower and fleet horsepower decreased approximately 1.8% during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease is primarily attributable to the following changes as a percentage of total fleet horsepower: (1) a 5.4% increase in our average idle fleet from compression units returned to us offset by (2) a 2.1% decrease in idle horsepower under repair and (3) a 1.8% decrease in our average idle fleet composed of new compression units. The increase in units returned to us is believed to be a result of our customers’ optimization of their compression service requirements. These factors also describe the variances in period end horsepower utilization based on revenue generating horsepower and fleet horsepower as of March 31, 2017 and 2016.

Financial Results of Operations

Three months ended March 31, 2017 compared to the three months ended March 31, 2016

The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Three Months Ended March 31,		Percent
	2017	2016	Change
Revenues:
Contract operations	$60,432	$64,278	(6.0)%
Parts and service	5,600	2,089	168.1%
Total revenues	66,032	66,367	(0.5)%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	22,522	20,829	8.1%
Gross operating margin	43,510	45,538	(4.5)%
Other operating and administrative costs and expenses:
Selling, general and administrative	11,123	9,739	14.2%
Depreciation and amortization	24,151	22,094	9.3%
Gain on sale of assets	(244)	(122)	100.0%
Impairment of compression equipment	1,112	—	* %
Total other operating and administrative costs and expenses	36,142	31,711	14.0%
Operating income	7,368	13,827	(46.7)%
Other income (expense):
Interest expense, net	(5,674)	(5,062)	12.1%
Other	7	7	—%
Total other expense	(5,667)	(5,055)	12.1%
Income before income tax expense	1,701	8,772	(80.6)%
Income tax expense	149	234	(36.3)%
Net income	$1,552	$8,538	(81.8)%

* Not meaningful.

Contract operations revenue.  During the three months ended March 31, 2017, we experienced a year-to-year decrease in demand for our compression services driven by decreased operating activity in natural gas and crude oil production and continued optimization of existing compression service requirements, resulting in a $3.8 million decrease in our contract operations revenue. While average revenue generating horsepower was materially consistent for the two periods, average revenue per revenue generating horsepower per month decreased from $15.72 for the three months ended March 31, 2016 to $14.98 for the three months ended March 31, 2017, a decrease of 4.7%, attributable, in part, to reduced pricing in the current period in the small horsepower portion of our fleet. The decrease in average revenue per revenue generating horsepower per month was also attributable to the 3.4% increase in the average horsepower per revenue generating compression unit in the current period, as large horsepower compression units typically generate lower average monthly revenue per revenue generating horsepower than do small horsepower compression units. Average revenue per revenue generating horsepower per month associated with our compression services provided on a month-to-month basis did not significantly differ from the average revenue per revenue generating horsepower per month associated with our compression services provided under contracts in the primary term. Because the demand for our services is driven primarily by production of natural gas, we focus our activities in areas of attractive production growth, which are generally found in certain shale and unconventional resource plays. Our contract operations revenue was not materially impacted by any renegotiations of our contracts during the period with our customers.

Parts and service revenue.  Parts and service revenue was earned primarily on the installation of equipment ancillary to compression operations. The $3.5 million increase in parts and service revenue was primarily attributable to a $4.2 million increase in revenue associated with installation services, offset by a $0.7 million decrease in the remaining parts and service revenue.

Cost of operations, exclusive of depreciation and amortization. The $1.7 million increase in cost of operations was primarily attributable to a $1.8 million increase in retail parts and service expenses, which included $2.2 million of additional costs associated with our installation services. Excluding the $2.2 million of additional costs, retail parts and services expense decreased $0.4 million reflective of a corresponding decrease in this component of parts and services revenue. Additionally during the period, we experienced a $0.5 million increase in direct expenses, such as parts maintenance and fluids expenses offset by a $0.7 million decrease in indirect expenses, primarily related to decreased property and other taxes.  The increase in parts maintenance and fluids expenses was primarily driven by an increase in fluids prices and an increase in maintenance activity during the current period.

Gross operating margin. The $2.0 million decrease in gross operating margin was primarily due to a decrease in revenues, partially offset by a decrease in operating expenses and the $2.0 million of gross operating margin we earned from our installation services during the three months ended March 31, 2017.

Selling, general and administrative expense.  The $1.4 million increase in selling, general and administrative expense for the three months ended March 31, 2017 was primarily attributable to a $1.1 million increase in unit-based compensation expense and a $0.7 million decrease in bad debt recoveries. Unit-based compensation expense increased primarily due to (1) the increase in our unit price as of March 31, 2017 compared to March 31, 2016 and (2) the increase in our unit price on the vesting date of phantom units during 2017 as compared to 2016.

Depreciation and amortization expense.  The $2.1 million increase in depreciation and amortization expense was primarily related to an increase in gross property and equipment balances during the three months ended March 31, 2017 compared to gross balances during the three months ended March 31, 2016. There was no variance in amortization expense between the same periods, as intangible assets are amortized on a straight-line basis and there has been no change in gross identifiable intangible assets between the periods.

Impairment on compression equipment. The $1.1 million impairment charge during the three months ended March 31, 2017 resulted from our evaluation of the future deployment of our current idle fleet under the current market conditions. As a result of our evaluation, we determined to retire, sell or re-utilize key components of 2 compression units, with a total of 2,760 horsepower, which were previously used to provide compression services in our business.  The cause of impairment was due to estimated significant repair costs from previous damage to the equipment.

Interest expense, net. The $0.6 million increase in interest expense, net was primarily attributable to the impact of an increase in our weighted average interest rate. Our revolving credit facility bore an interest rate of 2.91% and 2.51% at March 31, 2017 and 2016, respectively, and a weighted average interest rate of 2.98% and 2.47% for the three months ended March 31, 2017 and 2016, respectively. The impact of the increase in interest rate was partially offset by a $41.9 million decrease in average outstanding borrowings under our revolving credit facility. Average borrowings under the facility were $703.0 million for the three months ended March 31, 2017 compared to $744.9 million for the three months ended March 31, 2016.  During December 2016, we completed a public equity offering and utilized net proceeds of $80.9 million to reduce indebtedness outstanding under our revolving credit facility.

Other Financial Data

The following table summarizes other financial data for the periods presented (dollars in thousands):

	Three Months Ended March 31,				Percent
Other Financial Data: (1)	2017		2016		Change
Gross operating margin	$43,510		$45,538		(4.5)%
Gross operating margin percentage (2)	65.9%		68.6%		(3.9)%
Adjusted EBITDA	$36,003		$38,404		(6.3)%
Adjusted EBITDA percentage (2)	54.5%		57.9%		(5.9)%
DCF (3)	$27,223		$31,913		(14.7)%
DCF Coverage Ratio (3)	0.82	x	1.10	x	(25.5)%
Cash Coverage Ratio	1.04	x	1.68	x	(38.1)%

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

(2)	Gross operating margin percentage and Adjusted EBITDA percentage are calculated as a percentage of revenue.

(3)	Definitions of DCF and DCF Coverage Ratio can be found below under the caption “—Non-GAAP Financial Measures”.

Adjusted EBITDA. Adjusted EBITDA during the three months ended March 31, 2017 decreased $2.4 million, or 6.3%, over the three months ended March 31, 2016, primarily due to a $2.0 million decrease in gross operating margin and $0.6 million higher selling, general and administrative expenses, excluding unit-based compensation expense and severance charges, during the three months ended March 31, 2017.

DCF. The $4.7 million, or 14.7%, decrease in DCF during the three months ended March 31, 2017 was primarily attributable to (1) a $2.0 million decrease in gross operating margin (2) a $1.8 million increase in maintenance capital expenditures (3) a $0.6 million decrease in selling, general and administrative expenses, excluding unit-based compensation expense and severance charges and (4) a $0.5 million increase in cash interest expense, net, during the comparable period.  Maintenance capital expenditures were higher during the three months ended March 31, 2017 than the three months ended March 31, 2016 due to increased maintenance activity during the current period.

Coverage Ratios. The disproportionate decrease in Cash Coverage Ratio (as compared to DCF Coverage Ratio) is due to period-to-period decreases in DRIP participation by USA Compression Holdings.

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

We believe cash generated by operating activities and, where necessary, borrowings under our revolving credit facility will be sufficient to service our debt, fund working capital, fund our estimated 2017 expansion capital expenditures, fund our maintenance capital expenditures and pay distributions through the remainder of 2017. Because we distribute all of our available cash, which excludes prudent operating reserves, we expect to fund any future expansion capital expenditures or acquisitions primarily with capital from external financing sources, such as borrowings under our revolving credit facility and issuances of debt and equity securities, including under the DRIP.

Cash Flows

The following table summarizes our sources and uses of cash for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$18,286	$21,960
Net cash used in investing activities	$(15,590)	$(16,163)
Net cash used in financing activities	$(2,754)	$(5,797)

Net cash provided by operating activities. The $3.7 million decrease in net cash provided by operating activities for the three months ended March 31, 2017 was due primarily to $2.0 million lower gross operating margin, adjustments to non-cash and other items and changes in our working capital.

Net cash used in investing activities. Net cash used in investing activities for the three months ended March 31, 2017 and 2016 related primarily to purchases of new compression units, reconfiguration costs and related equipment.

Net cash used in financing activities. During the three months ended March 31, 2017, we borrowed $29.5 million, on a net basis, primarily to support our purchases of new compression units, reconfiguration costs and related equipment, as described above. Additionally, we paid cash related to net settlement of unit-based awards in the amount of $2.8 million and made cash distributions to our unitholders of $29.4 million.

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

We classify capital expenditures as maintenance or expansion on an individual asset basis.  Over the long-term, we expect that our maintenance capital expenditure requirements will continue to increase as the overall size and age of our fleet increases. Our aggregate maintenance capital expenditures for the three months ended March 31, 2017 and 2016 were $3.2 million and $1.4 million, respectively. We currently plan to spend approximately $12.0 million in maintenance capital expenditures during 2017, including parts consumed from inventory and property and equipment.

Without giving effect to any equipment we may acquire pursuant to any future acquisitions, we currently have budgeted between $80 million and $90 million in expansion capital expenditures during 2017. Our expansion capital expenditures for the three months ended March 31, 2017 and 2016 were $25.1 million and $3.5 million, respectively. Previously reported expansion capital expenditures for the three months ended March 31, 2016 included the change in capital expenditures included in accounts payable and accrued liabilities as of March 31, 2016. As of March 31, 2017, we had binding commitments to purchase $99.3 million of additional units and serialized parts, of which we expect $52.6 million to be delivered in the remainder of 2017.

Revolving Credit Facility

As of March 31, 2017, we were in compliance with all of our covenants under our revolving credit facility.  As of March 31, 2017, we had outstanding borrowings under our revolving credit facility of $714.8 million, $342.1 million of borrowing base availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $76.8 million. One of the financial covenants under our revolving credit facility permits a maximum leverage ratio of (A) 5.50 to 1.0 as of the end of the respective fiscal quarters ending March 31, 2017 and June 30, 2017, (B) 5.25 to 1.0 as of the end of the respective fiscal quarters ending September 30, 2017 and December 31, 2017 and (C) 5.00 to 1.0 thereafter, in each case subject to a provision for increases in such thresholds by 0.5 in connection with certain future acquisitions for the six consecutive month period following the period in which any such acquisition occurs. We expect to remain in compliance with our covenants throughout 2017. If our current cash flow projections prove to be inaccurate, we expect to be able to remain in compliance with such financial covenants by one or more of the following actions: issue equity in conjunction with the acquisition of another business; issue equity in a public or private offering; request a modification of our covenants from our bank group; reduce distributions from our current distribution rate or obtain an equity infusion pursuant to the terms of our revolving credit facility.

As of May 2, 2017, we had outstanding borrowings under our revolving credit facility of $721.0 million.

For a more detailed description of our revolving credit facility, please see Note 6 to the unaudited condensed consolidated financial statements under Part I, Item 1 of this report and Note 7 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 13, 2017 (our “2016 Annual Report”).

Distribution Reinvestment Plan

During the three months ended March 31, 2017, distributions of $4.1 million were reinvested under the DRIP resulting in the issuance of 0.2 million common units. Such distributions are treated as non-cash transactions in the accompanying Unaudited Condensed Consolidated Statements of Cash Flows included under Part I, Item 1 of this report.

For a more detailed description of the DRIP, please see Note 7 to our unaudited condensed consolidated financial statements under Part I, Item 1 of this report and Note 8 to the consolidated financial statements included in our 2016 Annual Report.

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

The following table reconciles gross operating margin to operating income, its most directly comparable GAAP financial measure, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenues:
Contract operations	$60,432	$64,278
Parts and service	5,600	2,089
Total revenues	66,032	66,367
Cost of operations, exclusive of depreciation and amortization	22,522	20,829
Gross operating margin	43,510	45,538
Other operating and administrative costs and expenses:
Selling, general and administrative	11,123	9,739
Depreciation and amortization	24,151	22,094
Gain on sale of assets	(244)	(122)
Impairment of compression equipment	1,112	—
Total other operating and administrative costs and expenses	36,142	31,711
Operating income	$7,368	$13,827

Adjusted EBITDA

We define EBITDA as net income before net interest expense, depreciation and amortization expense, and income tax expense. We define Adjusted EBITDA as EBITDA plus impairment of compression equipment, impairment of goodwill, interest income on capital lease, unit-based compensation expense, severance charges, certain transaction fees, loss (gain) on sale of assets and other. We view Adjusted EBITDA as one of our primary management tools, and we track this item on a monthly basis both as an absolute amount and as a percentage of revenue compared to the prior month, year-to-date, prior year and budget. Adjusted EBITDA is used as a supplemental financial measure by our management and external users of our financial statements, such as investors and commercial banks, to assess:

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

Adjusted EBITDA should not be considered an alternative to, or more meaningful than, net income, operating income, cash flows from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP as measures of operating performance and liquidity. Moreover, our Adjusted EBITDA as presented may not be comparable to similarly titled measures of other companies.

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

The following table reconciles Adjusted EBITDA to net income and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income	$1,552	$8,538
Interest expense, net	5,674	5,062
Depreciation and amortization	24,151	22,094
Income tax expense	149	234
EBITDA	$31,526	$35,928
Impairment of compression equipment	1,112	—
Interest income on capital lease	431	375
Unit-based compensation expense (1)	2,945	1,812
Severance charges	62	411
Other	171	—
Gain on sale of assets	(244)	(122)
Adjusted EBITDA	$36,003	$38,404
Interest expense, net	(5,674)	(5,062)
Income tax expense	(149)	(234)
Interest income on capital lease	(431)	(375)
Non-cash interest expense	547	467
Severance charges	(62)	(411)
Other	(171)	—
Changes in operating assets and liabilities	(11,777)	(10,829)
Net cash provided by operating activities	$18,286	$21,960

(1)

For the three months ended March 31, 2017 and 2016, unit-based compensation expense included $0.8 million and $0.8 million, respectively, of cash payments related to quarterly payments of distribution equivalent rights on phantom unit awards and $0.4 million and $0.1 million, respectively, related to the cash portion of any settlement of phantom unit awards upon vesting. The remainder of the unit-based compensation expense for both periods was related to non-cash adjustments to the unit-based compensation liability.

Distributable Cash Flow

We define DCF as net income plus non-cash interest expense, non-cash income tax expense, depreciation and amortization expense, unit-based compensation expense, impairment of compression equipment, impairment of goodwill, certain transaction fees, severance charges, loss (gain) on sale of assets, proceeds from insurance recovery and other, less maintenance capital expenditures. We believe DCF is an important measure of operating performance because it allows management, investors and others to compare basic cash flows we generate (prior to any retained cash reserves established by our general partner and the effect of the DRIP) to the cash distributions we expect to pay our unitholders. Using DCF, management can quickly compute the coverage ratio of estimated cash flows to planned cash distributions.

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

The following table reconciles DCF to net income and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income	$1,552	$8,538
Plus: Non-cash interest expense	547	467
Plus: Non-cash income tax expense	109	102
Plus: Depreciation and amortization	24,151	22,094
Plus: Unit-based compensation expense (1)	2,945	1,812
Plus: Impairment of compression equipment	1,112	—
Plus: Severance charges	62	411
Plus: Other	171	—
Less: Gain on sale of assets	(244)	(122)
Less: Maintenance capital expenditures (2)	(3,182)	(1,389)
DCF	$27,223	$31,913
Plus: Maintenance capital expenditures	3,182	1,389
Plus: Changes in operating assets and liabilities	(11,777)	(10,829)
Less: Other	(342)	(513)
Net cash provided by operating activities	$18,286	$21,960

(1)

For the three months ended March 31, 2017 and 2016, unit-based compensation expense included $0.8 million and $0.8 million, respectively, of cash payments related to quarterly payments of distribution equivalent rights on phantom unit awards and $0.4 million and $0.1 million, respectively, related to the cash portion of any settlement of phantom unit awards upon vesting. The remainder of the unit-based compensation expense for both periods was related to non-cash adjustments to the unit-based compensation liability.

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

The following table summarizes certain coverage ratios for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
DCF	$27,223	$31,913
Less: Cash distributions to general partner and IDRs	749	711
DCF attributable to limited partner interest	$26,474	$31,202

Distributions for DCF Coverage Ratio (1)	$32,119	$28,433

Distributions reinvested in the DRIP (2)	$6,635	$9,807

Distributions for Cash Coverage Ratio (3)	$25,484	$18,626

DCF Coverage Ratio	0.82	1.10

Cash Coverage Ratio	1.04	1.68

(1)	Represents distributions to the holders of our common units as of the record date.

(2)	Represents distributions to holders enrolled in the DRIP as of the record date. The amount for the three months ended March 31, 2017 is based on an estimate as of the record date.

(3)	Represents cash distributions declared for common units not participating in the DRIP.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing activities.

Recent Accounting Pronouncement

For discussion on specific recent accounting pronouncements affecting us, please see Note 10 to our unaudited condensed consolidated financial statements under Part I, Item 1 of this report.

ITEM 3.Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices.  We do not take title to any natural gas or crude oil in connection with our services and, accordingly, have no direct exposure to fluctuating commodity prices. However, the demand for our compression services depends upon the continued demand for, and production of, natural gas and crude oil. Natural gas or crude oil prices remaining low over the long-term could result in a continued decline in the production of natural gas or crude oil, which could result in further reduced demand for our compression services. We do not intend to hedge our indirect exposure to fluctuating commodity prices. A 1% decrease in average revenue generating horsepower of our active fleet during the three months ended March 31, 2017 would have resulted in a decrease of approximately $2.5 million and $1.7 million in our revenue and gross operating margin, respectively. Gross operating margin is a non-GAAP financial measure. For a reconciliation of gross operating margin to net income, its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read “Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” of this report.

Interest Rate Risk

We are exposed to market risk due to variable interest rates under our financing arrangements.

As of March 31, 2017, we had approximately $714.8 million of variable-rate outstanding indebtedness at a weighted-average interest rate of 2.98%. A 1% increase or decrease in the effective interest rate on our variable-rate outstanding debt at March 31, 2017 would have resulted in an annual increase or decrease in our interest expense of approximately $7.1 million.

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

ITEM 4.Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2017 at the reasonable assurance level.

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

ITEM 1A.Risk Factors

Security holders and potential investors in our securities should carefully consider the risk factors set forth in Part I, “Item 1A. Risk Factors” of our 2016 Annual Report. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

ITEM 6.Exhibits

The documents in the accompanying Exhibit Index are filed, furnished or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 4, 2017	USA Compression Partners, LP

	By:	USA Compression GP, LLC
its General Partner

	By:	/s/ Matthew C. Liuzzi
Matthew C. Liuzzi
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

	By:	/s/ G. Tracy Owens
G. Tracy Owens
Vice President, Finance and Chief Accounting Officer
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