Form 10-Q
period 2017-06-30
USA Compression Partners, LP
filed 2017-08-04
CIK 1522727

c

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2017

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

As of August 2, 2017, there were 61,574,965 common units outstanding.

i

PART I.  FINANCIAL INFORMATION

ITEM 1.Financial Statements

USA COMPRESSION PARTNERS, LP

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except for unit amounts)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$319	$65
Accounts receivable, net:
Trade, net	29,481	32,237
Other	8,835	9,028
Inventory, net	31,874	29,556
Prepaid expenses	3,166	2,083
Total current assets	73,675	72,969
Property and equipment, net	1,262,898	1,267,574
Installment receivable	12,390	14,079
Identifiable intangible assets, net	73,397	75,189
Goodwill	35,866	35,866
Other assets	5,659	6,735
Total assets	$1,463,885	$1,472,412
Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$16,718	$13,148
Accrued liabilities	20,110	26,572
Deferred revenue	19,677	16,691
Total current liabilities	56,505	56,411
Long-term debt	725,000	685,371
Other liabilities	1,242	1,113
Partners’ capital:
Limited partner interest:
Common units, 61,574,965 and 60,689,110 units issued and outstanding, respectively	673,499	721,080
General partner interest	7,639	8,437
Total partners’ capital	681,138	729,517
Total liabilities and partners’ capital	$1,463,885	$1,472,412

See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per unit amounts)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues:
Contract operations	$63,325	$62,785	$123,757	$127,063
Parts and service	2,689	726	8,289	2,815
Total revenues	66,014	63,511	132,046	129,878
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	21,583	18,654	44,105	39,483
Selling, general and administrative	10,632	11,180	21,755	20,919
Depreciation and amortization	24,534	23,412	48,685	45,506
Loss (gain) on disposition of assets	(13)	1,072	(257)	950
Impairment of compression equipment	2,601	693	3,713	693
Total costs and expenses	59,337	55,011	118,001	107,551
Operating income	6,677	8,500	14,045	22,327
Other income (expense):
Interest expense, net	(6,002)	(5,139)	(11,676)	(10,201)
Other	12	7	19	14
Total other expense	(5,990)	(5,132)	(11,657)	(10,187)
Net income before income tax expense	687	3,368	2,388	12,140
Income tax expense	134	94	283	328
Net income	$553	$3,274	$2,105	$11,812
Net income (loss) allocated to:
General partner’s interest in net income	$344	$345	$697	$753
Limited partners’ interest in net income (loss):
Common units	$209	$2,929	$1,408	$13,770
Subordinated units				$(2,711)
Weighted average common units outstanding:
Basic	61,396	54,506	61,138	50,305
Diluted	61,559	54,752	61,358	50,638

Basic and diluted weighted average subordinated units outstanding				3,551

Basic and diluted net income per common unit	$0.003	$0.05	$0.02	$0.27

Basic and diluted net loss per subordinated unit				$(0.76)
Distributions declared per limited partner unit for respective periods	$0.525	$0.525	$1.05	$1.05

See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP

Unaudited Condensed Consolidated Statement of Changes in Partners’ Capital

Six Months Ended June 30, 2017

(in thousands)

	Partners’ Capital			Total
	Common Units		General Partner	Partners’
	Units	Amount	Amount	Capital
Partners’ capital, December 31, 2016	60,689	$721,080	$8,437	$729,517
Vesting of phantom units	269	4,211	—	4,211
Distributions and distribution equivalent rights	—	(64,035)	(1,495)	(65,530)
Issuance of common units under the DRIP	617	10,685	—	10,685
Unit-based compensation of equity classified awards	—	150	—	150
Net income	—	1,408	697	2,105
Partners’ capital, June 30, 2017	61,575	$673,499	$7,639	$681,138

See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$2,105	$11,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,685	45,506
Amortization of debt issue costs	1,094	1,015
Unit-based compensation expense	5,347	4,834
Loss (gain) on disposition of assets	(257)	950
Impairment of compression equipment	3,713	693
Changes in assets and liabilities:
Accounts receivable, net	4,638	4,993
Inventory, net	(9,556)	(1,452)
Prepaid expenses	(1,082)	(272)
Other noncurrent assets	(17)	—
Accounts payable	(1,969)	(9,128)
Accrued liabilities and deferred revenue	(429)	(494)
Net cash provided by operating activities	52,272	58,457
Cash flows from investing activities:
Capital expenditures, net	(32,960)	(24,810)
Proceeds from sale of property and equipment	360	166
Net cash used in investing activities	(32,600)	(24,644)
Cash flows from financing activities:
Proceeds from long-term debt	182,309	142,713
Payments on long-term debt	(142,680)	(136,780)
Cash paid related to net settlement of unit-based awards	(2,812)	(98)
Cash distributions	(56,235)	(37,638)
Financing costs	—	(2,010)
Net cash used in financing activities	(19,418)	(33,813)
Increase in cash and cash equivalents	254	—
Cash and cash equivalents, beginning of period	65	7
Cash and cash equivalents, end of period	$319	$7
Supplemental cash flow information:
Cash paid for interest	$11,391	$9,940
Cash paid for taxes	$230	$265
Supplemental non-cash transactions:
Non-cash distributions to certain limited partners (DRIP)	$10,685	$21,327
Transfers from inventory to property and equipment	$7,238	$667
Transfer from long-term installment receivable to short term	$(1,690)	$(1,568)
Change in capital expenditures included in accounts payable and accrued liabilities	$5,835	$3,616

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

Our ownership structure was as follows:

	June 30, 2017
	USA
	Compression
	Holdings	Public	Total
General partner interest	1.3%	—	1.3%
Limited partner interest	39.3%	59.4%	98.7%
Total	40.6%	59.4%	100.0%

(b)  Basis of Presentation

Our accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2016 filed on February 13, 2017 (our “2016 Annual Report”). In the opinion of our management, such financial information reflects all adjustments necessary for a fair presentation of the financial position as of June 30, 2017 and December 31, 2016, and the results of operations for the three and six months ended June 30, 2017 and 2016, changes in partners’ capital for the six months ended June 30, 2017 and the statements of cash flows for the six months ended June 30, 2017 and 2016 in accordance with U.S. generally accepted accounting principles (“GAAP”). Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Therefore, these consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2016 contained in our 2016 Annual Report.

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

(d)  Inventory

Inventory consists of serialized and non-serialized parts used primarily in the repair of compression units.  All inventory is stated at the lower of cost or net realizable value. Serialized parts inventory is determined using the specific identification cost method, while non-serialized parts inventory is determined using the weighted average cost method. Purchases of these assets are considered operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows.

Components of inventory are as follows (in thousands):

	June 30, 2017	December 31, 2016
Serialized parts	$17,166	$17,943
Non-serialized parts	15,022	11,927
Total Inventory, gross	32,188	29,870
Less: obsolete and slow moving reserve	(314)	(314)
Total Inventory, net	$31,874	$29,556

(e)  Identifiable Intangible Assets

Identifiable intangible assets, net consisted of the following (in thousands):

	Customer
	Relationships	Trade Names	Non-compete	Total
Net Balance at December 31, 2016	$63,183	$11,856	$150	$75,189
Amortization Expense	(1,368)	(312)	(112)	(1,792)
Net Balance at June 30, 2017	$61,815	$11,544	$38	$73,397

Identifiable intangible assets are recorded at cost and amortized using the straight-line method over their estimated useful lives, which is the period over which the assets are expected to contribute directly or indirectly to our future cash flows. The estimated useful lives range from 4 to 30 years. Accumulated amortization of intangible assets was $21.8 million and $20.0 million as of June 30, 2017 and December 31, 2016, respectively.

We assess identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We did not record any impairment of identifiable intangible assets for the three and six months ended June 30, 2017 or the three and six months ended June 30, 2016.

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

During the three and six months ended June 30, 2017, we evaluated the future deployment of our idle fleet under current market conditions and determined to retire, sell or re-utilize key components of compression units with a total of 5,246 and 8,006 horsepower, respectively, which were previously used to provide compression services in our business. The cause of the impairment was due to the type of units, which were not marketable, and were subject to excessive maintenance costs. These compression units were written down to their respective estimated salvage value, if any.

During the three and six months ended June 30, 2016, we evaluated the future deployment of our idle fleet under then-current market conditions and determined to retire, sell or re-utilize key components of compression units with a total of approximately 1,700 horsepower, which were previously used to provide compression services in our business. The cause of the impairment was related to certain performance characteristics of the impaired equipment, such as excessive maintenance costs and the inability of the equipment to meet then-current emission standards without retrofitting. We determined that this equipment was unlikely to be accepted by customers under then-current market conditions.  These compression units were written down to their respective estimated salvage value, if any.

As a result of our decision to retire, sell or re-utilize key components of these compression units, we recorded $2.6 million and $3.7 million of impairment of long-lived assets in the three and six months ended June 30, 2017, respectively, and $0.7 million of impairment of long-lived assets in the three and six months ended June 30, 2016.

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

Net liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	June 30, 2017	December 31, 2016
Assets (Liabilities)	Level 1	Level 1
Unit-based compensation liability	$(3,868)	$(7,043)

As of June 30, 2017 and December 31, 2016, our financial instruments consisted primarily of cash and cash equivalents, trade accounts receivable, trade accounts payable and long-term debt. The book values of cash and cash equivalents, trade accounts receivable and trade accounts payable are representative of fair value due to their short-term maturities.  The carrying amount of long-term debt approximates fair value due to the floating interest rates associated with the debt.

(i)  Operating Segment

We operate in a single business segment, the compression services business.

(j)  Pass Through Taxes

Sales taxes incurred on behalf of, and passed through to, customers are accounted for on a net basis.

(2)  Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts, which was $0.6 million and $0.7 million at June 30, 2017 and December 31, 2016, respectively, is our best estimate of the amount of probable credit losses included in our existing accounts receivable. We determine the allowance based upon historical write-off experience and specific customer circumstances.  The determination of the allowance for doubtful accounts requires us to make estimates and judgments regarding our customers’ ability to pay amounts due.  On an ongoing basis, we conduct an evaluation of the financial strength of our customers based on payment history, the overall business climate in which our customers operate and specific identification of customer bad debt and make adjustments to the allowance as necessary. Our evaluation of our customers’ financial strength is based on the aging of their respective receivables balance, customer correspondence, financial information and third-party credit ratings. Our evaluation of the business climate in which our customers operate is based on a review of various publicly-available materials regarding our customers’ industries, including the solvency of various companies in the industry. During the six months ended June 30, 2017, we reduced our allowance for doubtful accounts by $0.1 million, and during the three and six months ended June 30, 2016, we reduced our allowance for doubtful accounts by $0.6 million and $1.4 million, respectively. Reductions for such periods were due primarily to collections on accounts that had previously been reserved.

(3)  Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Compression equipment	$1,589,146	$1,551,157
Furniture and fixtures	611	625
Automobiles and vehicles	19,075	18,979
Computer equipment	24,633	23,394
Leasehold improvements	1,533	1,392
Total Property and equipment, gross	1,634,998	1,595,547
Less: accumulated depreciation and amortization	(372,100)	(327,973)
Total Property and equipment, net	$1,262,898	$1,267,574

We recognized $23.6 million and $22.5 million of depreciation expense on property and equipment for the three months ended June 30, 2017 and 2016, respectively. We recognized $46.9 million and $43.7 million of depreciation expense on property and equipment for the six months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017 and December 31, 2016, there was $7.2 million and $1.4 million, respectively, of property and equipment purchases in accounts payable and accrued liabilities.

During the six months ended June 30, 2017, we recognized a $0.2 million gain on the sale of a compression unit. During the three and six months ended June 30, 2016, we abandoned certain assets and incurred a $1.0 million loss. Each of these is reported within the Loss (gain) on disposition of assets caption in the Unaudited Condensed Consolidated Statements of Operations.

(4)  Installment Receivable

On June 30, 2014, we entered into a FMV Bargain Purchase Option Grant Agreement (the “BPO Capital Lease Transaction”) with a customer, pursuant to which we granted a bargain purchase option to the customer with respect to certain compressor packages leased to the customer.  The bargain purchase option provides the customer with an option to acquire the equipment at a value significantly less than the fair market value at the end of the lease term, which is 7 years.

On November 1, 2016, we entered into a Formula Price Purchase Agreement (the “FPP Capital Lease Transaction”) with a customer with respect to certain assets leased to the customer that the customer will purchase at the end of the lease term. The customer has the option to purchase these assets in April and October of each year with the final option occurring in May 2021.

Both capital leases were accounted for as sales type leases resulting in a current installment receivable included in other accounts receivable of $8.7 million and $8.9 million as of June 30, 2017 and December 31, 2016, respectively, and a long-term installment receivable of $12.4 million and $14.1 million as of such period ends, respectively.

Revenue and interest income related to both capital leases is recognized over the respective lease terms. We recognize maintenance revenue within Contract operations revenue and interest income within Interest expense, net on the Unaudited Condensed Consolidated Statements of Operations. For both of the three and six months ended June 30, 2017 and 2016, maintenance revenue related to the BPO Capital Lease Transaction was $0.3 million and $0.6 million, respectively. There is no maintenance revenue component to the FPP Capital Lease Transaction. Interest income related to both capital leases was $0.4 million in each of the three months ended June 30, 2017 and 2016, and $0.8 million and $0.7 million in the six months ended June 30, 2017 and 2016, respectively.

(5)  Accrued Liabilities

Accrued liabilities include accrued payroll and benefits and accrued property taxes.  We recognized $5.4 million and $6.9 million of accrued payroll and benefits as of June 30, 2017 and December 31, 2016, respectively. We recognized $5.2 million and $6.6 million of accrued property taxes as of June 30, 2017 and December 31, 2016, respectively.

(6)  Long-Term Debt

Our first lien long-term debt, of which there is no current portion, consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Revolving Credit Facility	$725,000	$685,371

In March 2016, we entered into a third amendment to our revolving credit facility, which amended the credit agreement to, among other things, (i) modify the leverage ratio covenant to be (A) 5.50 to 1.0 as of the end of the fiscal quarter ending June 30, 2017, (B) 5.25 to 1.0 as of the end of the respective fiscal quarters ending September 30, 2017 and December 31, 2017 and (C) 5.00 to 1.0 thereafter, and (ii) amend certain other provisions of the credit agreement, all as more fully set forth in the third amendment.

In connection with entering into the third amendment, we paid certain amendment fees to the lenders party thereto and paid a certain arrangement fee to the arranger of the third amendment in the amount of $2.0 million, collectively, during the six months ended June 30, 2016. These fees were capitalized to loan costs and will be amortized through January 2020. No such fees were paid during the three or six months ended June 30, 2017.

As of June 30, 2017 we were in compliance with all of our covenants under our revolving credit facility.

As of June 30, 2017, we had outstanding borrowings under our revolving credit facility of $725.0 million, $317.8 million of borrowing base availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $82.0 million. Our interest rate in effect for all borrowings under our revolving credit facility as of June 30, 2017 and December 31, 2016 was 3.14% and 2.94%, respectively, with a weighted average interest rate of 3.03% and 2.47% during the three months ended June 30, 2017 and 2016, respectively, and 3.01% and 2.47% during the six months ended June 30, 2017 and 2016, respectively. There were no letters of credit issued as of June 30, 2017 or 2016.

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

(7)  Partners’ Capital

Common Units and General Partner Interest

As of June 30, 2017, we had 61,574,965 common units outstanding.  USA Compression Holdings held 24,513,199 common units as of June 30, 2017 and controlled our General Partner, which held an approximate 1.3% general partner interest (the “General Partner’s Interest”) and the incentive distribution rights (“IDRs”). See the Unaudited Condensed Consolidated Statement of Changes in Partners’ Capital.

Cash Distributions

We have declared quarterly distributions per unit to limited partner unitholders of record, including holders of common and phantom units, and distributions paid to the General Partner, including the General Partner’s Interest and IDRs, as follows (in millions, except distribution per unit):

	Distribution per	Amount Paid to	Amount Paid to	Amount Paid to
	Limited Partner	Common	General	Phantom	Total
Payment Date	Unit	Unitholders	Partner	Unitholders	Distribution
May 13, 2016	$0.525	$28.4	$0.7	$0.7	$29.8
August 12, 2016	$0.525	$28.8	$0.7	$0.7	$30.2
November 14, 2016	$0.525	$29.1	$0.7	$0.6	$30.4
February 14, 2017	$0.525	$31.9	$0.7	$0.8	$33.4
May 12, 2017	$0.525	$32.1	$0.7	$0.6	$33.4

Announced Quarterly Distribution

On July 20, 2017, we announced a cash distribution of $0.525 per unit on our common units.  The distribution will be paid on August 11, 2017 to unitholders of record as of the close of business on August 1, 2017. USA Compression Holdings, the owner of approximately 39.8% of our outstanding limited partner interests, has elected to reinvest 50% of this distribution with respect to its units pursuant to our distribution reinvestment plan (the “DRIP”).

Distribution Reinvestment Plan

During the six months ended June 30, 2017 and 2016, distributions of $10.7 million and $21.3 million, respectively, were reinvested under the DRIP resulting in the issuance of 0.6 million and 2.1 million common units, respectively.  Such distributions are treated as non-cash transactions in the accompanying Unaudited Condensed Consolidated Statements of Cash Flows.

Earnings Per Common and Subordinated Unit

The computations of earnings per common unit and subordinated unit are based on the weighted average number of common units and subordinated units, respectively, outstanding during the applicable period. The subordinated units and our General Partner’s Interest (including its IDRs) meet the definition of participating securities as defined by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic 260 Earnings Per Share; therefore, we apply the two-class method in our computation of earnings per unit. Basic earnings per common and subordinated unit are determined by dividing net income allocated to the common and subordinated units, respectively, after deducting the amount allocated to our General Partner (including distributions to our General Partner on our General Partner’s Interest and its IDRs), by the weighted average number of outstanding common and subordinated units, respectively, during the period.  Net income is allocated to the common units, subordinated units and our General Partner’s Interest (including its IDRs) based on their respective shares of the distributed and undistributed earnings for the period. To the extent cash distributions exceed net income for the period, the excess distributions are allocated to all participating units outstanding based on their respective ownership percentages. Diluted earnings per unit are computed using the treasury stock method, which considers the potential issuance of limited partner units associated with our LTIP. Unvested phantom units are not included in basic earnings per unit, as they are not considered to be participating securities, but are included in the calculation of diluted earnings per unit. Incremental unvested phantom units outstanding represent the only difference between our basic and diluted weighted average common units outstanding during the three and six months ended June 30, 2017 and 2016.

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

(8)  Transactions with Related Parties

John Chandler, who has served as a director of our General Partner since October 2013, has served as a director of one of our customers since October 2014. During the three months ended June 30, 2017 and 2016, we recognized $1.9 million and $2.2 million, respectively, and $3.8 million and $4.4 million during the six months ended June 30, 2017 and 2016, respectively, in revenue from compression services provided to this customer in the Unaudited Condensed Consolidated Statements of Operations. We recognized $0.7 million and $1.1 million in accounts receivable from this customer on the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, respectively.

We provide compression services to entities affiliated with Riverstone/Carlyle Global Energy and Power Fund IV, L.P. (“Riverstone”), which owns a majority of the membership interests in USA Compression Holdings. As of June 30, 2017, USA Compression Holdings owned and controlled our General Partner and owned 39.8% of our limited partner interests. During the three and six months ended June 30, 2017, we recognized $0.2 and  $0.4 million, respectively, in revenue from compression services from such affiliated entities in the Unaudited Condensed Consolidated Statements of Operations. We recognized no revenue from such controlled entities during the three and six months ended June 30, 2016.  We may provide compression services to additional entities affiliated with Riverstone in the future, and any significant transactions will be disclosed.

(9)  Commitments and Contingencies

(a)  Major Customers

We did not have revenue from any single customer representing 10% or more of total revenue for the three and six months ended June 30, 2017 or 2016.

(b)  Litigation

From time to time, we and our subsidiaries may be involved in various claims and litigation arising in the ordinary course of business. In management’s opinion, the resolution of such matters is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

(c)  Equipment Purchase Commitments

Our future capital commitments are comprised of binding commitments under purchase orders for new compression units and serialized parts ordered but not received. The commitments as of June 30, 2017 were $106.1 million, which are expected to be settled throughout 2017 and 2018.  Subsequent to June 30, 2017, we ordered an additional 75,000 horsepower for delivery during 2018 which will cost an additional $63.6 million.

(d)  Sales Tax Contingency

Our compliance with state and local sales tax regulations is subject to audit by various taxing authorities.  Certain taxing authorities have claimed that specific operational processes, which we and others in our industry regularly conduct, result in transactions that are subject to state sales taxes. We, and other entities in our industry, have disputed these claims based on existing tax statutes which provide for manufacturing exemptions on the transactions in question. We continue to work with the state taxing authority in providing them the documentation available to us to support the position we have taken with regard to the disputed transactions. We have recognized a liability of $0.1 million related to this issue; however, we believe it is reasonably possible that we could incur additional losses for this matter depending on whether the taxing authority accepts our documentation as sufficient to support our position that the disputed transactions are not taxable and the impact of any potential resulting litigation. Management estimates that the range of losses we could incur related to this matter is from $0.1 million to approximately $3.0 million. The upper end of this range assumes that we will be unable to apply the manufacturing exemption to any of the transactions in question, which management believes is remote.

(10)  Recent Accounting Pronouncements

In July 2015, the FASB agreed to defer by one year the mandatory effective date of the new revenue recognition standard to annual and interim periods in fiscal years beginning after December 15, 2017. We expect to elect the modified retrospective transition method for adoption to annual and interim periods beginning January 1, 2018 on contracts which are not completed on the transition date. We expect to identify similar performance obligations under the new accounting standard as compared with deliverables and separate units of account previously identified. As a result, we expect the timing of our revenue recognition will not be materially impacted under this new accounting standard. Further, we expect that the revenue amounts we historically reported will not materially change as we apply the modified retrospective provisions of this new standard. We do not expect significant changes to our current accounting policies and are in the process of developing pro-forma quantitative and qualitative disclosures to reflect the nature, timing and uncertainty of cash flows, changes in contract balances, and significant judgments related to our performance obligations.

In February 2016, the FASB issued a new leasing standard that increases transparency and comparability among organizations by, among other things, requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring both lessees and lessors to disclose expanded qualitative and quantitative information about leasing arrangements. Income recognition for lessors will remain substantially similar to current GAAP but with some changes to conform and align guidance with the new lessee guidance and other areas within GAAP, such as the new revenue recognition standard. The new leasing standard requires modified retrospective adoption, with elective reliefs, and becomes effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018. We expect to adopt this new standard on January 1, 2019.  We are still in the process of evaluating the financial impact of adopting this standard on our consolidated financial statements.

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

Operating Highlights

The following table summarizes certain horsepower and horsepower utilization percentages for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Fleet horsepower (at period end) (1)	1,736,988	1,718,757	1,736,988	1,718,757
Total available horsepower (at period end) (2)	1,861,728	1,728,237	1,861,728	1,728,237
Revenue generating horsepower (at period end) (3)	1,477,992	1,359,523	1,477,992	1,359,523
Average revenue generating horsepower (4)	1,465,401	1,378,496	1,435,803	1,394,535
Average revenue per revenue generating horsepower per month (5)	$14.95	$15.52	$14.97	$15.62
Revenue generating compression units (at period end)	2,694	2,558	2,694	2,558
Average horsepower per revenue generating compression unit (6)	548	530	546	528
Horsepower utilization (7):
At period end	92.6%	86.0%	92.6%	86.0%
Average for the period (8)	91.2%	86.1%	89.7%	87.4%

(1)

Fleet horsepower is horsepower for compression units that have been delivered to us (and excludes units on order).  As of June 30, 2017, we had 139,480 horsepower on order, of which 66,980 horsepower is ordered for delivery during the remainder of 2017.  Subsequent to June 30, 2017, we ordered an additional 75,000 horsepower for delivery during 2018.

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

(7)

Horsepower utilization is calculated as (i) the sum of (a) revenue generating horsepower, (b) horsepower in our fleet that is under contract but is not yet generating revenue, and (c) horsepower not yet in our fleet that is under contract, not yet generating revenue and is subject to a purchase order, divided by (ii) total available horsepower less idle horsepower that is under repair.  Horsepower utilization based on revenue generating horsepower and fleet horsepower as of June 30, 2017 and 2016 was 85.1% and 79.1%, respectively.

(8)

Calculated as the average utilization for the months in the period based on utilization at the end of each month in the period. Average horsepower utilization based on revenue generating horsepower and fleet horsepower for the three months ended June 30, 2017 and 2016 was 84.3% and 80.4%, respectively.  Average horsepower utilization based on revenue generating horsepower and fleet horsepower for the six months ended June 30, 2017 and 2016 was 82.6% and 81.4%, respectively.

The 1.1% increase in fleet horsepower as of June 30, 2017 over the fleet horsepower as of June 30, 2016 was attributable to the compression units added to our fleet to meet the then expected incremental demand by new and current customers for our compression services. The 6.3% and 3.0% increases in average revenue generating horsepower during the three and six months ended June 30, 2017 over June 30, 2016, respectively, were primarily due to organic growth in our large horsepower fleet. The 3.7% and 4.2% decreases in average revenue per revenue generating horsepower per month for the three and six months ended June 30, 2017 over June 30, 2016, respectively, were primarily due to (1) reduced pricing in the small horsepower portion of our fleet in the current period and (2) an increase in the average horsepower per revenue generating compression unit in the current period, resulting from an increase in the number of our large horsepower compression units which generally generate lower average revenue per revenue generating horsepower than do small horsepower compression units.

Average horsepower utilization increased to 91.2% during the three months ended June 30, 2017 compared to 86.1% during the three months ended June 30, 2016.  The 5.1% increase in average horsepower utilization is primarily attributable to the following changes as a percentage of total available horsepower: (1) a 9.1% increase in horsepower that is under contract but not yet generating revenue and (2) a 1.6% decrease in our average fleet of compression units returned to us not yet under contract, offset by (3) a 4.1% decrease in idle horsepower under repair, which is excluded from the average horsepower utilization calculation until such repair is complete.  We believe the increase in average horsepower utilization is the result of increased demand for our services commensurate with increased operating activity in the oil and gas industry. The above noted fluctuation in utilization components describes the change in both period end and average horsepower utilization between the six months ended June 30, 2017 and 2016.

Average horsepower utilization based on revenue generating horsepower and fleet horsepower increased to 84.3% during the three months ended June 30, 2017 compared to 80.4% during the three months ended June 30, 2016. The 3.9% increase is primarily attributable to an increase in total active horsepower as a result of the following changes as a percentage of total fleet horsepower: (1) a 4.0% decrease in idle horsepower under repair and (2) a 2.6% decrease in our average idle fleet composed of new compression units, offset by (3) a 2.8% increase in our average idle fleet from compression units returned to us. The overall decrease in idle horsepower is the result of increased demand for our services commensurate with increased operating activity in the oil and gas industry. These factors also describe the variances in both period end and average horsepower utilization based on revenue generating horsepower and fleet horsepower between the six months ended June 30, 2017 and 2016.

Financial Results of Operations

Three months ended June 30, 2017 compared to the three months ended June 30, 2016

The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Percent
	2017	2016	Change
Revenues:
Contract operations	$63,325	$62,785	0.9%
Parts and service	2,689	726	270.4%
Total revenues	66,014	63,511	3.9%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	21,583	18,654	15.7%
Gross operating margin	44,431	44,857	(0.9)%
Other operating and administrative costs and expenses:
Selling, general and administrative	10,632	11,180	(4.9)%
Depreciation and amortization	24,534	23,412	4.8%
Loss (gain) on disposition of assets	(13)	1,072	(101.2)%
Impairment of compression equipment	2,601	693	275.3%
Total other operating and administrative costs and expenses	37,754	36,357	3.8%
Operating income	6,677	8,500	(21.4)%
Other income (expense):
Interest expense, net	(6,002)	(5,139)	16.8%
Other	12	7	71.4%
Total other expense	(5,990)	(5,132)	16.7%
Net income before income tax expense	687	3,368	(79.6)%
Income tax expense	134	94	42.6%
Net income	$553	$3,274	(83.1)%

Contract operations revenue.  During the three months ended June 30, 2017, we experienced a year-to-year increase in demand for our compression services driven by increased operating activity in natural gas and crude oil production, resulting in a $0.5 million increase in our contract operations revenue. Average revenue generating horsepower increased 6.3% during the three months ended June 30, 2017 over June 30, 2016 while average revenue per revenue generating horsepower per month decreased from $15.52 for the three months ended June 30, 2016 to $14.95 for the three months ended June 30, 2017, a decrease of 3.7%, attributable, in part, to reduced pricing in the current period in the small horsepower portion of our fleet. The decrease in average revenue per revenue generating horsepower per month was also attributable to the 3.4% increase in the average horsepower per revenue generating compression unit in the current period, as large horsepower compression units typically generate lower average monthly revenue per revenue generating horsepower than do small horsepower compression units. Average revenue per revenue generating horsepower per month associated with our compression services provided on a month-to-month basis did not significantly differ from the average revenue per revenue generating horsepower per month associated with our compression services provided under contracts in the primary term. Our contract operations revenue was not materially impacted by any renegotiations of our contracts with our customers during the period.

Parts and service revenue.  Parts and service revenue was earned primarily on the installation of equipment ancillary to compression operations. The $2.0 million increase in parts and service revenue was primarily attributable to a $1.1 million increase in revenue associated with installation services and a $0.8 million increase in freight and crane charges that are directly reimbursable by our customers and maintenance work on units at our customers’ locations that are outside the scope of our core maintenance activities.  We offer these services as a courtesy to our customers and the demand fluctuates from period to period based on the varying needs of our customers.

Cost of operations, exclusive of depreciation and amortization. The $2.9 million increase in cost of operations was primarily attributable to a $1.4 million increase in retail parts and service expenses, which included $0.7 million of additional costs associated with our installation services. Excluding the $0.7 million of additional costs, retail parts and services expense increased $0.7 million reflective of a corresponding increase in this component of parts and services revenue. Additionally during the period, we experienced a $1.3 million increase in direct expenses, such as parts maintenance and fluids expenses, primarily driven by an increase in fluids prices and an increase in maintenance activity during the current period.

Gross operating margin. The $0.4 million decrease in gross operating margin was primarily due to an increase in direct expenses, partially offset by an increase in contract operations revenue, and the $0.4 million of gross operating margin we earned from our installation services during the three months ended June 30, 2017.

Selling, general and administrative expense.  The $0.5 million decrease in selling, general and administrative expense for the three months ended June 30, 2017 was primarily attributable to a $0.6 million decrease in unit-based compensation expense. Unit-based compensation expense decreased primarily due to (1) a fewer number of outstanding phantom units as of June 30, 2017 compared to June 30, 2016 and (2) a fewer number of outstanding phantom units on which distribution equivalent rights were paid as of each record date during the comparable periods.

Depreciation and amortization expense.  The $1.1 million increase in depreciation and amortization expense was primarily related to an increase in gross property and equipment balances during the three months ended June 30, 2017 compared to gross balances during the three months ended June 30, 2016. There was no variance in amortization expense between the same periods, as intangible assets are amortized on a straight-line basis and there has been no change in gross identifiable intangible assets between the periods.

Loss (gain) on disposition of assets.   During the three months ended June 30, 2016, we abandoned certain assets and incurred a $1.0 million loss.

Impairment of compression equipment. The $2.6 million and $0.7 million impairment charge during the three months ended June 30, 2017 and 2016, respectively, resulted from our evaluation of the future deployment of our current idle fleet under current market conditions. As a result of our evaluation, we determined to retire, sell or re-utilize key components of compression units with a total of 5,246 and approximately 1,700 horsepower, respectively, which were previously used to provide compression services in our business.  The cause of the impairment during the three months ended June 30, 2017 was due to the type of units, which were not marketable, and were subject to excessive maintenance costs.  The cause of the impairment during the three months ended June 30, 2016 was due to certain performance characteristics of the impaired equipment, such as excessive maintenance costs and the inability of the equipment to meet current emission standards without retrofitting.  We determined that this equipment was unlikely to be accepted by customers under then-current market conditions.

Interest expense, net. The $0.9 million increase in interest expense, net was primarily attributable to an increase in our weighted average interest rate under our revolving credit facility. Our revolving credit facility bore an interest rate of 3.14% and 2.51% at June 30, 2017 and 2016, respectively, and a weighted average interest rate of 3.03% and 2.47% for the three months ended June 30, 2017 and 2016, respectively. The increase in our weighted average interest rate was partially offset by an $11.6 million decrease in average outstanding borrowings under our revolving credit facility. Average outstanding borrowings under our revolving credit facility were $728.2 million for the three months ended June 30, 2017 compared to $739.8 million for the three months ended June 30, 2016.  During December 2016, we completed a public equity offering and utilized the net proceeds of $80.9 million to reduce indebtedness outstanding under our revolving credit facility.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016

The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Six Months Ended June 30,		Percent
	2017	2016	Change
Revenues:
Contract operations	$123,757	$127,063	(2.6)%
Parts and service	8,289	2,815	194.5%
Total revenues	132,046	129,878	1.7%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	44,105	39,483	11.7%
Gross operating margin	87,941	90,395	(2.7)%
Other operating and administrative costs and expenses:
Selling, general and administrative	21,755	20,919	4.0%
Depreciation and amortization	48,685	45,506	7.0%
Loss (gain) on disposition of assets	(257)	950	(127.1)%
Impairment of compression equipment	3,713	693	435.8%
Total other operating and administrative costs and expenses	73,896	68,068	8.6%
Operating income	14,045	22,327	(37.1)%
Other income (expense):
Interest expense, net	(11,676)	(10,201)	14.5%
Other	19	14	35.7%
Total other expense	(11,657)	(10,187)	14.4%
Net income before income tax expense	2,388	12,140	(80.3)%
Income tax expense	283	328	(13.7)%
Net income	$2,105	$11,812	(82.2)%

Contract operations revenue.  During the six months ended June 30, 2017, we experienced a year-to-year decrease in demand for our compression services, resulting in a $3.3 million decrease in our contract operations revenue. Average revenue generating horsepower increased 3.0% during the six months ended June 30, 2017 over June 30, 2016 while average revenue per revenue generating horsepower per month decreased from $15.62 for the six months ended June 30, 2016 to $14.97 for the six months ended June 30, 2017, a decrease of 4.2%, attributable, in part, to reduced pricing in the current period in the small horsepower portion of our fleet. The decrease in average revenue per revenue generating horsepower per month was also attributable to the 3.4% increase in the average horsepower per revenue generating compression unit in the current period, as large horsepower compression units typically generate lower average monthly revenue per revenue generating horsepower than do small horsepower compression units. Average revenue per revenue generating horsepower per month associated with our compression services provided on a month-to-month basis did not significantly differ from the average revenue per revenue generating horsepower per month associated with our compression services provided under contracts in the primary term. Our contract operations revenue was not materially impacted by any renegotiations of our contracts during the period with our customers.

Parts and service revenue.  Parts and service revenue was earned primarily on the installation of equipment ancillary to compression operations. The $5.5 million increase in parts and service revenue was primarily attributable to a $5.4 million increase in revenue associated with installation services.

Cost of operations, exclusive of depreciation and amortization. The $4.6 million increase in cost of operations was primarily attributable to a $3.2 million increase in retail parts and service expenses, which included $2.9 million of additional costs associated with our installation services. Excluding the $2.9 million of additional costs, retail parts and services expense increased $0.3 million. Additionally during the period, we experienced a $1.8 million increase in direct expenses, such as parts maintenance and fluids expenses primarily driven by an increase in fluids prices and an increase in maintenance activity during the current period.

Gross operating margin. The $2.5 million decrease in gross operating margin was primarily due to a decrease in contract operations revenue and an increase in direct expenses, partially offset by the $2.5 million of gross operating margin we earned from our installation services during the six months ended June 30, 2017.

Selling, general and administrative expense.  The $0.8 million increase in selling, general and administrative expense was primarily attributable to (1) a $1.0 million increase in bad debt expense, due primarily to a $1.1 million recovery of bad debt expense during the six months ended June 30, 2016, and (2) a $0.5 million increase in unit-based compensation expense, offset by (3) a $0.9 million decrease in payroll and benefits expenses.  Unit-based compensation expense increased primarily due to (1) the increase in our unit price as of June 30, 2017 compared to June 30, 2016 and (2) the increase in our unit price on the vesting date of phantom units during 2017 as compared to 2016.  The decrease in payroll and benefits expenses is due to a decrease in our selling, general and administrative employee headcount in the six months ended June 30, 2017 compared to June 30, 2016.

Depreciation and amortization expense.  The $3.2 million increase in depreciation and amortization expense was primarily related to an increase in gross property and equipment balances during the six months ended June 30, 2017 compared to gross balances during the six months ended June 30, 2016. There was no variance in amortization expense between the same periods, as intangible assets are amortized on a straight-line basis and there has been no change in gross identifiable intangible assets between the periods.

Loss (gain) on disposition of assets.  During the six months ended June 30, 2017, we recognized a $0.2 million gain on the sale of a compression unit. During the six months ended June 30, 2016, we abandoned certain assets and incurred a $1.0 million loss.

Impairment of compression equipment. The $3.7 million and $0.7 million impairment charge during the six months ended June 30, 2017 and 2016, respectively, resulted from our evaluation of the future deployment of our current idle fleet under the current market conditions. As a result of our evaluation, we determined to retire, sell or re-utilize key components of compression units with a total of 8,006 and approximately 1,700 horsepower, respectively, which were previously used to provide compression services in our business.  The cause of the impairment during the six months ended June 30, 2017 was due to the type of units, which were not marketable, and were subject to excessive maintenance costs.  The cause of the impairment during the six months ended June 30, 2016 was due to certain performance characteristics of the impaired equipment, such as excessive maintenance costs and the inability of the equipment to meet current emission standards without retrofitting.  We determined that this equipment was unlikely to be accepted by customers under then-current market conditions.

Interest expense, net. The $1.5 million increase in interest expense, net was primarily attributable to an increase in our weighted average interest rate under our revolving credit facility. Our revolving credit facility bore an interest rate of 3.14% and 2.51% at June 30, 2017 and 2016, respectively, and a weighted average interest rate of 3.01% and 2.47% for the six months ended June 30, 2017 and 2016, respectively. The increase in our weighted average interest rate was partially offset by a $26.6 million decrease in average outstanding borrowings under our revolving credit facility. Average outstanding borrowings under our revolving credit facility were $715.8 million for the six months ended June 30, 2017 compared to $742.4 million for the six months ended June 30, 2016.  During December 2016, we completed a public equity offering and utilized the net proceeds of $80.9 million to reduce indebtedness outstanding under our revolving credit facility.

Other Financial Data

The following table summarizes other financial data for the periods presented (dollars in thousands):

	Three Months Ended June 30,				Percent	Six Months Ended June 30,				Percent
Other Financial Data: (1)	2017		2016		Change	2017		2016		Change
Gross operating margin	$44,431		$44,857		(0.9)%	$87,941		$90,395		(2.7)%
Gross operating margin percentage (2)	67.3%		70.6%		(4.7)%	66.6%		69.6%		(4.3)%
Adjusted EBITDA	$36,740		$37,149		(1.1)%	$72,743		$75,553		(3.7)%
Adjusted EBITDA percentage (2)	55.7%		58.5%		(4.8)%	55.1%		58.2%		(5.3)%
DCF (3)	$27,073		$30,490		(11.2)%	$54,296		$62,403		(13.0)%
DCF Coverage Ratio (3)	0.81	x	1.03	x	(21.4)%	0.82	x	1.07	x	(23.4)%
Cash Coverage Ratio	1.03	x	1.33	x	(22.6)%	1.03	x	1.49	x	(30.9)%

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

Adjusted EBITDA. Adjusted EBITDA during the three months ended June 30, 2017 decreased $0.4 million, or 1.1%, over the three months ended June 30, 2016, primarily due to a $0.4 million decrease in gross operating margin during the three months ended June 30, 2017.

Adjusted EBITDA during the six months ended June 30, 2017 decreased $2.8 million, or 3.7%, over the six months ended June 30, 2016, primarily due to a $2.5 million decrease in gross operating margin and $0.5 million higher selling, general and administrative expenses, excluding unit-based compensation expense and severance and other non-recurring charges, during the six months ended June 30, 2017.

DCF. The $3.4 million, or 11.2%, decrease in DCF during the three months ended June 30, 2017 was primarily attributable to (1) a $0.4 million decrease in gross operating margin, (2) a $2.0 million increase in maintenance capital expenditures and (3) a $0.9 million increase in cash interest expense, net, during the comparable period.  Maintenance capital expenditures were higher during the three months ended June 30, 2017 than the three months ended June 30, 2016 due to increased maintenance activity during the current period.

The $8.1 million, or 13.0%, decrease in DCF during the six months ended June 30, 2017 was primarily attributable to  (1) a $2.5 million decrease in gross operating margin, (2) $0.5 million higher selling, general and administrative expenses, excluding unit-based compensation expense and severance and other non-recurring charges, (3) a $3.8 million increase in maintenance capital expenditures and (4) a $1.4 million increase in cash interest expense, net, during the comparable period.  Maintenance capital expenditures were higher during the six months ended June 30, 2017 than the six months ended June 30, 2016 due to increased maintenance activity during the current period.

Coverage Ratios. The disproportionate decrease in Cash Coverage Ratio (as compared to DCF Coverage Ratio) for the six months ended June 30, 2017 compared to June 30, 2016 is due to period-to-period decreases in DRIP participation by USA Compression Holdings.

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

Cash Flows

The following table summarizes our sources and uses of cash for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$52,272	$58,457
Net cash used in investing activities	$(32,600)	$(24,644)
Net cash used in financing activities	$(19,418)	$(33,813)

Net cash provided by operating activities. The $6.2 million decrease in net cash provided by operating activities for the six months ended June 30, 2017 was due primarily to $2.5 million lower gross operating margin, adjustments to non-cash and other items and changes in our working capital.

Net cash used in investing activities. Net cash used in investing activities for the six months ended June 30, 2017 and 2016 related primarily to purchases of new compression units, reconfiguration costs and related equipment.

Net cash used in financing activities. During the six months ended June 30, 2017, we borrowed $39.6 million, on a net basis, primarily to support our purchases of new compression units, reconfiguration costs and related equipment, as described above. Additionally, we paid cash related to net settlement of unit-based awards in the amount of $2.8 million and made cash distributions to our unitholders of $56.2 million.

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

We classify capital expenditures as maintenance or expansion on an individual asset basis.  Over the long-term, we expect that our maintenance capital expenditure requirements will continue to increase as the overall size and age of our fleet increases. Our aggregate maintenance capital expenditures for the six months ended June 30, 2017 and 2016 were $6.9 million and $3.0 million, respectively. We currently plan to spend approximately $12.5 million in maintenance capital expenditures during 2017, including parts consumed from inventory and property and equipment.

Without giving effect to any equipment we may acquire pursuant to any future acquisitions, we currently have budgeted between $95 million and $105 million in expansion capital expenditures during 2017. Our expansion capital expenditures for the six months ended June 30, 2017 and 2016 were $39.6 million and $20.7 million, respectively. Previously reported expansion capital expenditures for the six months ended June 30, 2016 included the change in capital expenditures included in accounts payable and accrued liabilities as of June 30, 2016. As of June 30 2017, we had binding commitments to purchase $106.1 million of additional units and serialized parts, of which we expect $49.7 million to be delivered in the remainder of 2017. Subsequent to June 30, 2017, we ordered an additional 75,000 horsepower for delivery during 2018 which will cost an additional $63.6 million.

Revolving Credit Facility

As of June 30, 2017 we were in compliance with all of our covenants under our revolving credit facility.  As of June 30, 2017, we had outstanding borrowings under our revolving credit facility of $725.0 million, $317.8 million of borrowing base availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $82.0 million. One of the financial covenants under our revolving credit facility permits a maximum leverage ratio of (A) 5.50 to 1.0 as of the end of the fiscal quarter ending June 30, 2017, (B) 5.25 to 1.0 as of the end of the respective fiscal quarters ending September 30, 2017 and December 31, 2017 and (C) 5.00 to 1.0 thereafter, in each case subject to a provision for increases in such thresholds by 0.5 in connection with certain future acquisitions for the six consecutive month period following the period in which any such acquisition occurs. We expect to remain in compliance with our covenants throughout the next twelve months. If our current cash flow projections prove to be inaccurate, we expect to be able to remain in compliance with such financial covenants by one or more of the following actions: issue equity in conjunction with the acquisition of another business; issue equity in a public or private offering; request a modification of our covenants from our bank group; reduce distributions from our current distribution rate or obtain an equity infusion pursuant to the terms of our revolving credit facility.

As of August 2, 2017, we had outstanding borrowings under our revolving credit facility of $731.1 million.

For a more detailed description of our revolving credit facility, please see Note 6 to the unaudited condensed consolidated financial statements under Part I, Item 1 of this report and Note 7 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 13, 2017 (our “2016 Annual Report”).

Distribution Reinvestment Plan

During the six months ended June 30, 2017, distributions of $10.7 million were reinvested under the DRIP resulting in the issuance of 0.6 million common units. Such distributions are treated as non-cash transactions in the accompanying Unaudited Condensed Consolidated Statements of Cash Flows included under Part I, Item 1 of this report.

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

The following table reconciles gross operating margin to operating income, its most directly comparable GAAP financial measure, for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Contract operations	$63,325	$62,785	$123,757	$127,063
Parts and service	2,689	726	8,289	2,815
Total revenues	66,014	63,511	132,046	129,878
Cost of operations, exclusive of depreciation and amortization	21,583	18,654	44,105	39,483
Gross operating margin	44,431	44,857	87,941	90,395
Other operating and administrative costs and expenses:
Selling, general and administrative	10,632	11,180	21,755	20,919
Depreciation and amortization	24,534	23,412	48,685	45,506
Loss (gain) on disposition of assets	(13)	1,072	(257)	950
Impairment of compression equipment	2,601	693	3,713	693
Total other operating and administrative costs and expenses	37,754	36,357	73,896	68,068
Operating income	$6,677	$8,500	$14,045	$22,327

Adjusted EBITDA

We define EBITDA as net income before net interest expense, depreciation and amortization expense, and income tax expense. We define Adjusted EBITDA as EBITDA plus impairment of compression equipment, impairment of goodwill, interest income on capital lease, unit-based compensation expense, severance charges, certain transaction fees, loss (gain) on disposition of assets and other. We view Adjusted EBITDA as one of our primary management tools, and we track this item on a monthly basis both as an absolute amount and as a percentage of revenue compared to the prior month, year-to-date, prior year and budget. Adjusted EBITDA is used as a supplemental financial measure by our management and external users of our financial statements, such as investors and commercial banks, to assess:

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

The following table reconciles Adjusted EBITDA to net income and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$553	$3,274	$2,105	$11,812
Interest expense, net	6,002	5,139	11,676	10,201
Depreciation and amortization	24,534	23,412	48,685	45,506
Income tax expense	134	94	283	328
EBITDA	$31,223	$31,919	$62,749	$67,847
Impairment of compression equipment	2,601	693	3,713	693
Interest income on capital lease	408	362	839	737
Unit-based compensation expense (1)	2,402	3,022	5,347	4,834
Severance charges	58	81	120	492
Other	61	—	232	—
Loss (gain) on disposition of assets	(13)	1,072	(257)	950
Adjusted EBITDA	$36,740	$37,149	$72,743	$75,553
Interest expense, net	(6,002)	(5,139)	(11,676)	(10,201)
Income tax expense	(134)	(94)	(283)	(328)
Interest income on capital lease	(408)	(362)	(839)	(737)
Non-cash interest expense	547	548	1,094	1,015
Severance charges	(58)	(81)	(120)	(492)
Other	(61)	—	(232)	—
Changes in operating assets and liabilities	3,362	4,476	(8,415)	(6,353)
Net cash provided by operating activities	$33,986	$36,497	$52,272	$58,457

(1)

For the three and six months ended June 30, 2017, unit-based compensation expense included $0.6 million and $1.4 million, respectively, of cash payments related to quarterly payments of distribution equivalent rights on outstanding phantom unit awards and, for the six months ended June 30, 2017, $0.4 million related to the cash portion of any settlement of phantom unit awards upon vesting. For the three and six months ended June 30, 2016, unit-based compensation expense included $0.7 million and $1.5 million, respectively, of cash payments related to quarterly payments of distribution equivalent rights on phantom unit awards and, for the six months ended June 30, 2016, $0.1 million related to the cash portion of any settlement of phantom unit awards upon vesting. The remainder of the unit-based compensation expense for both periods was related to non-cash adjustments to the unit-based compensation liability.

Distributable Cash Flow

We define DCF as net income plus non-cash interest expense, non-cash income tax expense, depreciation and amortization expense, unit-based compensation expense, impairment of compression equipment, impairment of goodwill, certain transaction fees, severance charges, loss (gain) on disposition of assets, proceeds from insurance recovery and other, less maintenance capital expenditures. We believe DCF is an important measure of operating performance because it allows management, investors and others to compare basic cash flows we generate (prior to any retained cash reserves established by our general partner and the effect of the DRIP) to the cash distributions we expect to pay our unitholders. Using DCF, management can quickly compute the coverage ratio of estimated cash flows to planned cash distributions.

DCF should not be considered as an alternative to, or more meaningful than, net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP as measures of operating performance and liquidity. Moreover, our DCF as presented may not be comparable to similarly titled measures of other companies.

Because we use capital assets, depreciation, loss (gain) on disposition of assets, and maintenance capital expenditures are necessary elements of our costs. Expense related to unit-based compensation expense related to equity awards to employees is also a necessary component of our business. Therefore, measures that exclude these elements have material limitations. To compensate for these limitations, we believe that it is important to consider both net income and net cash provided by operating activities determined under GAAP, as well as DCF, to evaluate our financial performance and our liquidity. Our DCF excludes some, but not all, items that affect net income and net cash provided by operating activities, and these measures may vary among companies. Management compensates for the limitations of DCF as an analytical tool by reviewing the comparable GAAP measures, understanding the differences between the measures and incorporating this knowledge into management’s decision making processes.

The following table reconciles DCF to net income and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$553	$3,274	$2,105	$11,812
Plus: Non-cash interest expense	547	548	1,094	1,015
Plus: Non-cash income tax expense	20	32	129	134
Plus: Depreciation and amortization	24,534	23,412	48,685	45,506
Plus: Unit-based compensation expense (1)	2,402	3,022	5,347	4,834
Plus: Impairment of compression equipment	2,601	693	3,713	693
Plus: Severance charges	58	81	120	492
Plus: Other	61	—	232	—
Less: Loss (gain) on disposition of assets	(13)	1,072	(257)	950
Less: Maintenance capital expenditures (2)	(3,690)	(1,644)	(6,872)	(3,033)
DCF	$27,073	$30,490	$54,296	$62,403
Plus: Maintenance capital expenditures	3,690	1,644	6,872	3,033
Plus: Changes in operating assets and liabilities	3,362	4,476	(8,415)	(6,353)
Less: Other	(139)	(113)	(481)	(626)
Net cash provided by operating activities	$33,986	$36,497	$52,272	$58,457

(1)

For the three and six months ended June 30, 2017, unit-based compensation expense included $0.6 million and $1.4 million, respectively, of cash payments related to quarterly payments of distribution equivalent rights on outstanding phantom unit awards and, for the six months ended June 30, 2017, $0.4 million related to the cash portion of any settlement of phantom unit awards upon vesting. For the three and six months ended June 30, 2016, unit-based compensation expense included $0.7 million and $1.5 million, respectively, of cash payments related to quarterly payments of distribution equivalent rights on phantom unit awards and, for the six months ended June 30, 2016, $0.1 million related to the cash portion of any settlement of phantom unit awards upon vesting. The remainder of the unit-based compensation expense for both periods was related to non-cash adjustments to the unit-based compensation liability.

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

The following table summarizes certain coverage ratios for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
DCF	$27,073	$30,490	$54,296	$62,403
Less: Cash distributions to general partner and IDRs	751	715	1,500	1,426
DCF attributable to limited partner interest	$26,322	$29,775	$52,796	$60,977

Distributions for DCF Coverage Ratio (1)	$32,327	$28,805	$64,446	$57,238

Distributions reinvested in the DRIP (2)	$6,733	$6,483	$13,368	$16,290

Distributions for Cash Coverage Ratio (3)	$25,594	$22,322	$51,078	$40,948

DCF Coverage Ratio	0.81	1.03	0.82	1.07

Cash Coverage Ratio	1.03	1.33	1.03	1.49

(1)	Represents distributions to the holders of our common units as of the record date for each period.

(2)

Represents distributions to holders enrolled in the DRIP as of the record date for each period. The amount for the three and six months ended June 30, 2017 is based on an estimate as of the record date.

(3)	Represents cash distributions declared for common units not participating in the DRIP for each period.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing activities.

Recent Accounting Pronouncements

For discussion on specific recent accounting pronouncements affecting us, please see Note 10 to our unaudited condensed consolidated financial statements under Part I, Item 1 of this report.

ITEM 3.Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices.  We do not take title to any natural gas or crude oil in connection with our services and, accordingly, have no direct exposure to fluctuating commodity prices. However, the demand for our compression services depends upon the continued demand for, and production of, natural gas and crude oil. Natural gas or crude oil prices remaining low over the long-term could result in a continued decline in the production of natural gas or crude oil, which could result in further reduced demand for our compression services. We do not intend to hedge our indirect exposure to fluctuating commodity prices. A 1% decrease in average revenue generating horsepower of our active fleet during the six months ended June 30, 2017 would have resulted in a decrease of approximately $2.6 million and $1.7 million in our revenue and gross operating margin, respectively. Gross operating margin is a non-GAAP financial measure. For a reconciliation of gross operating margin to net income, its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read “Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” of this report.

Interest Rate Risk

We are exposed to market risk due to variable interest rates under our financing arrangements.

As of June 30, 2017, we had $725.0 million of variable-rate outstanding indebtedness at a weighted-average interest rate of 3.01%. A 1% increase or decrease in the effective interest rate on our variable-rate outstanding debt at June 30, 2017 would have resulted in an annual increase or decrease in our interest expense of approximately $7.3 million.

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

ITEM 4.Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2017 at the reasonable assurance level.

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

August 4, 2017	USA Compression Partners, LP

	By:	USA Compression GP, LLC
its General Partner

	By:	/s/ Matthew C. Liuzzi
Matthew C. Liuzzi
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

	By:	/s/ G. Tracy Owens
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