Form 10-K
period 2017-12-31
USA Compression Partners, LP
filed 2018-02-13
CIK 1522727

X`

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” or an “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of common units held by non-affiliates of the registrant (treating directors and executive officers of the registrant’s general partner and holders of 5% or more of the common units outstanding, for this purpose, as if they were affiliates of the registrant) as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter was $369,969,262. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

As of February 8, 2018, there were 62,194,405 common units outstanding.

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

Known material factors that could cause our actual results to differ from those in these forward-looking statements are described below, in Part I, Item 1A (“Risk Factors”) and in Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:

•	changes in general economic conditions and changes in economic conditions of the crude oil and natural gas industry specifically;

•	competitive conditions in our industry;

•	changes in the long-term supply of and demand for crude oil and natural gas;

•	our ability to realize the anticipated benefits of acquisitions and to integrate the acquired assets with our existing fleet, including the CDM Acquisition (as defined below);

•	actions taken by our customers, competitors and third-party operators;

•	the deterioration of the financial condition of our customers;

•	changes in the availability and cost of capital;

•	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	the effects of existing and future laws and governmental regulations;

•	the effects of future litigation; and

•	the failure to consummate the CDM Acquisition.

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

Overview

We are a growth-oriented Delaware limited partnership and we believe that we are one of the largest independent providers of compression services in the United States (“U.S.”) in terms of total compression fleet horsepower. We have been providing compression services since 1998 and completed our initial public offering in January 2013. As of December 31, 2017, we had 1,799,781 horsepower in our fleet and 153,020 horsepower on order for expected delivery during 2018 and 2019. We provide compression services to our customers primarily in connection with infrastructure applications, including both allowing for the processing and transportation of natural gas through the domestic pipeline system and enhancing crude oil production through artificial lift processes. As such, our compression services play a critical role in the production, processing and transportation of both natural gas and crude oil.

We provide compression services in a number of shale plays throughout the U.S., including the Utica, Marcellus, Permian Basin, Delaware Basin, Eagle Ford, Mississippi Lime, Granite Wash, Woodford, Barnett, Haynesville, Niobrara and Fayetteville shales. The demand for our services is driven by the domestic production of natural gas and crude oil; as such, we have focused our activities in areas with attractive natural gas and crude oil production growth, which are generally found in these shale and unconventional resource plays. According to studies promulgated by the Energy Information Agency (“EIA”), the production and transportation volumes in these shale plays are expected to increase over the long term due to the comparatively attractive economic returns versus returns achieved in many conventional basins. Furthermore, the changes in production volumes and pressures of shale plays over time require a wider range of compression services than in conventional basins. We believe we are well positioned to meet these changing operating conditions due to the flexibility of our compression units. While our business focuses largely on compression services serving infrastructure applications, including centralized natural gas gathering systems and processing facilities, which utilize large horsepower compression units, typically in shale plays, we also provide compression services in more mature conventional basins, including gas lift applications on crude oil wells targeted by horizontal drilling techniques. Gas lift, a process by which natural gas is injected into the production tubing of an existing producing well, thus reducing the hydrostatic pressure and allowing the oil to flow at a higher rate, and other artificial lift technologies are critical to the enhancement of production of oil from horizontal wells operating in tight shale plays.

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

We provide compression services to our customers under fixed-fee contracts with initial contract terms typically between six months and five years, depending on the application and location of the compression unit. We typically continue to provide compression services at a specific location beyond the initial contract term, either through contract renewal or on a month-to-month or longer basis. We primarily enter into take-or-pay contracts whereby our customers are required to pay our monthly fee even during periods of limited or disrupted throughput, which enhances the stability and predictability of our cash flows. We are not directly exposed to commodity price risk because we do not take title to the natural gas or crude oil involved in our services and because the natural gas used as fuel by our compression units is supplied by our customers without cost to us.

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

Our assets and operations are organized into a single reportable segment and are all located and conducted in the U.S. See our consolidated financial statements, and the notes thereto, included elsewhere in this report for financial information on our operations and assets; such information is incorporated herein by reference.

Recent Developments

On January 15, 2018, we entered into a Contribution Agreement (the “Contribution Agreement”) with Energy Transfer Partners, L.P. (“ETP”), Energy Transfer Partners GP, L.P., the general partner of ETP (“ETP GP”), ETC Compression, LLC (“ETC” and, together with ETP and ETP GP, the “Contributors”) and, solely for certain purposes therein, Energy Transfer Equity, L.P. (“ETE” and together with ETP, the “Energy Transfer Parties”), pursuant to which, among other things, ETP will contribute to us, and we will acquire from ETP, all of the issued and outstanding membership interests of CDM Resource Management LLC (“CDM Management”) and CDM Environmental & Technical Services LLC (“CDM E&T” and, together with CDM Management, “CDM”) for aggregate consideration of approximately $1.7 billion consisting of units representing limited partner interests in the Partnership and an amount in cash equal to $1.225 billion, subject to certain adjustments (the “CDM Acquisition”).

The CDM Acquisition is expected to close in the first half of 2018, subject to customary closing conditions, including (i) the concurrent closing of the GP Purchase (as defined below), and (ii) the transactions contemplated by the Equity Restructuring Agreement (as defined below), including the Restructuring (as defined below), shall be able to be consummated immediately following the Closing (as defined below), and as otherwise described in the Contribution Agreement (the “Closing”).

On January 15, 2018, and in connection with the execution of the Contribution Agreement, ETE entered into a Purchase Agreement (the “GP Purchase Agreement”) with Energy Transfer Partners, L.L.C. (together with ETE, the “GP Purchasers”), USA Compression Holdings, and, solely for certain purposes therein, R/C IV USACP Holdings, L.P. and ETP, pursuant to which the GP Purchasers will acquire from USA Compression Holdings (i) all of the outstanding limited liability company interests in our general partner, and (ii) 12,466,912 common units (the “GP Purchase”).

On January 15, 2018, and in connection with the execution of the Contribution Agreement, we entered into an Equity Restructuring Agreement (the “Equity Restructuring Agreement”) with our general partner and ETE, pursuant to which, among other things, we, our general partner and ETE have agreed to cancel our incentive distribution rights (the “Cancellation”) and convert our General Partner Interest (as defined in the Equity Restructuring Agreement) into a non-economic general partner interest (the “Conversion” and, together with the Cancellation, the “Restructuring”), in exchange for our issuance of 8,000,000 common units to the general partner, effective at the Closing.

On January 15, 2018, we entered into a Series A Preferred Unit and Warrant Purchase Agreement (the “Series A Purchase Agreement”) with certain investment funds managed or sub-advised by EIG Global Energy Partners (“EIG”) and other investment vehicles unaffiliated with EIG (collectively, the “Purchasers”) to issue and sell in a private placement (the “Private Placement”) $500 million in the aggregate of (i) newly authorized and established Series A Perpetual Preferred Units representing limited partner interests in the Partnership (the “Preferred Units”) and (ii) warrants to purchase common units (the “Warrants”). We will issue 500,000 Preferred Units to the Purchasers at a price of $1,000 per Preferred Unit (the “Preferred Unit Purchase Price”), less a 1.0% structuring and origination fee, for total net proceeds, before expenses, of $495 million. In addition, we will pay a 1.0% commitment fee to the Purchasers at the closing, as well as reimburse the Purchasers for up to $400,000 of certain expenses incurred in connection with the transaction. We will also issue two tranches of Warrants to the Purchasers, which will include Warrants to purchase 5,000,000 common units with a strike price of $17.03 per unit and Warrants to purchase 10,000,000 common units with a strike price of $19.59 per unit. The Warrants may be exercised by the holders thereof at any time beginning on the one year anniversary of the closing date and before the tenth anniversary of the closing date. Upon exercise of the Warrants, we may, at our option, elect to settle the Warrants in common units on a net basis. The Series A Purchase Agreement contains customary representations, warranties and covenants of the Partnership and the Purchasers. The closing of the Private Placement is subject to customary closing conditions, including that we will have increased the aggregate commitments under our revolving credit facility to (or entered into a similar revolving facility with minimum aggregate commitments of) at least $1.3 billion.

In connection with the CDM Acquisition, on January 15, 2018, we entered into a commitment letter (the “Bridge Commitment”) with JPMorgan Chase Bank, N.A. and Barclays Bank PLC, as modified by the joinder to commitment letter and bridge fee letter entered into by the Partnership, JPMorgan Chase Bank, N.A. and Barclays Bank PLC with each of Regions Bank, Royal Bank of Canada, Wells Fargo Bank, N.A., MUFG Union Bank, N.A., a member of MUFG, a global financial group, The Bank of Nova Scotia and SunTrust Bank and certain affiliates of such parties (the “Commitment Letter”). The Commitment Letter provides for senior unsecured bridge loans in an aggregate amount up to $725 million (the “Bridge Loans”). The proceeds of such Bridge Loans may be used (a) to finance a portion of the purchase price of the CDM Acquisition and (b) to pay fees and expenses incurred in connection therewith. The availability of the borrowings is subject to the satisfaction of certain customary conditions. The Bridge Commitment will expire upon the earliest to occur of (1) the Outside Date as defined in the Contribution Agreement (as the same may be extended thereunder), (2) the consummation of the CDM Acquisition without use of the Bridge Loans, (3) the termination of the Contribution Agreement in accordance with its terms, or (4) September 30, 2018. The Bridge Loans are available to backstop a portion of the CDM Acquisition purchase price that we expect to fund with the net proceeds of other debt financing.

Our historical financial and other information in this Annual Report on Form 10-K do not give effect to any of the transactions described in this section titled “Recent Developments.”

Business Strategies

Our principal business objective is to increase the quarterly cash distributions that we pay to our unitholders over time while ensuring the ongoing stability and growth of our business. We expect to achieve this objective by executing on the following strategies:

•

Capitalize on the increased need for natural gas compression in conventional and unconventional plays. We expect additional demand for compression services to result from the continuing shift of natural gas production to domestic shale plays as well as the declining production pressures of aging conventional basins. The EIA continues to expect overall natural gas production and transportation volumes, and in particular volumes from domestic shale plays, to increase over the long term. Furthermore, the changes in production volumes and pressures of shale plays over time require a wider range and increased level of compression services than in conventional basins. Our fleet of modern, flexible compression units is capable of being rapidly deployed and redeployed and is designed to operate in multiple compression stages, which will enable us to capitalize on these opportunities both in emerging shale plays and conventional basins.

•

Continue to execute on attractive organic growth opportunities. From 2007 to 2017, we grew the horsepower in our fleet of compression units and our compression revenues each at a compound annual growth rate of 15% primarily through organic growth. We believe organic growth opportunities will continue to be a source of near-term growth and we expect such organic growth levels in 2018 will be consistent with the growth seen in the second half of 2017. We seek to achieve continued organic growth by (i) increasing our business with existing customers, (ii) obtaining new customers in our existing areas of operations and (iii) expanding our operations into new geographic areas.

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

Our Compression Fleet

The fleet of compression units that we own and use to provide compression services consists of specially engineered compression units that utilize standardized components, principally engines manufactured by Caterpillar, Inc. and compressor frames and cylinders manufactured by Ariel Corporation. Our units can be rapidly and cost effectively modified for specific customer applications. Approximately 98% of our fleet horsepower as of December 31, 2017 was purchased new and the average age of our compression units was approximately five years. Our modern, standardized compression unit fleet is powered primarily by the Caterpillar 3400, 3500 and 3600 engine classes, which range from 401 to 4,735 horsepower per unit. These larger horsepower units, which we define as 400 horsepower per unit or greater, represented 83.0% of our total fleet horsepower (including compression units on order) as of December 31, 2017. In addition, a portion of our fleet consists of smaller horsepower units ranging from 30 horsepower to 399 horsepower that are primarily used in gas lift applications. We believe the young age and overall composition of our compressor fleet result in fewer mechanical failures, lower fuel usage, and reduced environmental emissions.

The following table provides a summary of our compression units by horsepower as of December 31, 2017:

Unit Horsepower	Fleet Horsepower	Number of Units	Horsepower on Order (1)	Number of Units on Order	Total Horsepower	Number of Units	Percent of Total Horsepower	Percent of Total Units
Small horsepower
<400	333,004	2,227	—	—	333,004	2,227	17.1%	65.0%
Large horsepower
>400 and <1,000	161,822	284	—	—	161,822	284	8.3%	8.3%
>1,000	1,304,955	844	153,020	69	1,457,975	913	74.7%	26.7%
Total	1,799,781	3,355	153,020	69	1,952,801	3,424	100.0%	100.0%

(1)	As of December 31, 2017, we had 147,500 and 5,520 horsepower on order for delivery during 2018 and 2019, respectively.

The following table sets forth certain information regarding our compression fleet as of the dates and for the periods indicated:

	Year Ended			Percent
	December 31,			Change
Operating Data:	2017	2016	2015	2017	2016
Fleet horsepower (at period end) (1)	1,799,781	1,720,547	1,712,196	4.6%	0.5%
Total available horsepower (at period end) (2)	1,950,301	1,730,547	1,712,196	12.7%	1.1%
Revenue generating horsepower (at period end) (3)	1,624,377	1,387,073	1,424,537	17.1%	(2.6)%
Average revenue generating horsepower (4)	1,505,657	1,377,966	1,408,689	9.3%	(2.2)%
Revenue generating compression units (at period end)	2,830	2,552	2,737	10.9%	(6.8)%
Average horsepower per revenue generating compression unit (5)	554	534	517	3.7%	3.3%
Horsepower utilization (6):
At period end	94.8%	87.1%	89.2%	8.8%	(2.4)%
Average for the period (7)	92.0%	87.4%	90.5%	5.3%	(3.4)%

(1)

Fleet horsepower is horsepower for compression units that have been delivered to us (and excludes units on order). As of December 31, 2017, we had 147,500 and 5,520 horsepower on order for delivery during 2018 and 2019, respectively.

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
(6)

Horsepower utilization is calculated as (i) the sum of (a) revenue generating horsepower, (b) horsepower in our fleet that is under contract, but is not yet generating revenue and (c) horsepower not yet in our fleet that is under contract not yet generating revenue and that is subject to a purchase order, divided by (ii) total available horsepower less idle horsepower that is under repair. Horsepower utilization based on revenue generating horsepower and fleet horsepower at each applicable period end was 90.3%, 80.6% and 83.2% for the years ended December 31, 2017, 2016 and 2015, respectively.

(7)

Calculated as the average utilization for the months in the period based on utilization at the end of each month in the period. Average horsepower utilization based on revenue generating horsepower and fleet horsepower was 85.9%, 80.3% and 85.1% for each year ended December 31, 2017, 2016, and 2015, respectively.

A growing number of our compression units contain electronic control systems that enable us to monitor the units remotely by satellite or other means to supplement our technicians’ on-site monitoring visits. We intend to continue to selectively add remote monitoring systems to our fleet during 2018 where beneficial from an operating and financial standpoint. All of our compression units are designed to automatically shut down if operating conditions deviate from a pre-determined range. While we retain the care, custody, ongoing maintenance and control of our compression units, we allow our customers, subject to a defined protocol, to start, stop, accelerate and slow down compression units in response to field conditions.

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

We believe that our customers, by outsourcing their compression requirements, can achieve higher compression run-times, which translates into increased volumes of either natural gas or crude oil production and, therefore, increased revenues. Utilizing our compression services also allows our customers to reduce their operating, maintenance and equipment costs by allowing us to efficiently manage their changing compression needs. In many of our service contracts, we guarantee our customers availability (as described below) ranging from 95% to 98%, depending on field- level requirements.

General Compression Service Contract Terms

The following discussion describes the material terms generally common to our compression service contracts. We generally have separate contracts for each distinct location for which we will provide compression services.

Term and termination. Our contracts typically have an initial term of between six months and five years, depending on the application and location of the compression unit. After the expiration of the applicable term, the contract continues on a month-to-month or longer basis until terminated by us or our customer upon notice as provided for in the applicable contract. As of December 31, 2017, approximately 51% of our compression services on a revenue basis were provided on a month-to-month basis to customers who continue to utilize our services following expiration of the primary term of their contracts with us.

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

Customers

Our customers consist of more than 250 companies in the energy industry, including major integrated oil companies, public and private independent exploration and production companies and midstream companies. Our ten largest customers accounted for approximately 43% of our revenue for each of the years ended December 31, 2017 and 2016.

Suppliers and Service Providers

The principal manufacturers of components for our natural gas compression equipment include Caterpillar, Inc., Cummins Inc., and Arrow Engine Company for engines, Air-X-Changers and Alfa Laval (US) for coolers, and Ariel

Corporation, GE Oil & Gas Gemini products and Arrow Engine Company for compressor frames and cylinders. We also rely primarily on four vendors, A G Equipment Company, Alegacy Equipment, LLC, Standard Equipment Corp. and S&R Compression, LLC (“S&R”), to package and assemble our compression units. Although we rely primarily on these suppliers, we believe alternative sources for natural gas compression equipment are generally available if needed. However, relying on alternative sources may increase our costs and change the standardized nature of our fleet. We have not experienced any material supply problems to date. Although lead-times for new Caterpillar engines and new Ariel compressor frames have in the past been in excess of one year due to increased demand and supply allocations imposed on equipment packagers and end-users, currently lead-times for such engines and frames are approximately one year or shorter. Please read Part I, Item 1A (“Risk Factors—Risks Related to Our Business—We depend on a limited number of suppliers and are vulnerable to product shortages and price increases, which could have a negative impact on our results of operations”).

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

Air emissions. The Clean Air Act (“CAA”) and comparable state laws regulate emissions of air pollutants from various industrial sources, including natural gas compressors, and impose certain monitoring and reporting requirements. Such emissions are regulated by air emissions permits, which are applied for and obtained through the various state or federal regulatory agencies. Our standard natural gas compression contract provides that the customer is responsible for obtaining air emissions permits and assuming the environmental risks related to site operations. In some instances, our customers may be required to aggregate emissions from a number of different sources on the theory that the different sources should be considered a single source. Any such determinations could have the effect of making projects more costly than our customers expected and could require the installation of more costly emission controls, which may lead some of our customers not to pursue certain projects.

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

In recent years, the EPA has lowered the National Ambient Air Quality Standard (“NAAQs”) for several air pollutants. For example, in 2015, the EPA finalized a rule strengthening the primary and secondary standards for ground level ozone, both of which are 9-hour concentration standards of 70 parts per billion (“ppb”). After the EPA revises a NAAQS standard, the states are expected to establish revised attainment/non-attainment regions. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our customers’ ability to obtain such permits, and result in increased expenditures for pollution control equipment, which could impact our customers’ operations, increase the cost of additions to property, plant, and equipment, and negatively impact our business.

In 2012, the EPA finalized rules that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package included New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The rules established specific new requirements regarding emissions from compressors and controllers at natural gas processing plants, dehydrators, storage tanks and other production equipment as well as the first federal air standards for natural gas wells that are hydraulically fractured. In June 2016, the EPA took steps to expand on these regulations when it published New Source Performance Standards, known as Subpart OOOOa, that require certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and VOC emissions. These Subpart

OOOOa standards will expand the 2012 New Source Performance Standards by using certain equipment-specific emissions control practices, requiring additional controls for pneumatic controllers and pumps as well as compressors, and imposing leak detection and repair requirements for natural gas compressor and booster stations. However, the EPA announced in April 2017 that it intends to reconsider certain aspects of the 2016 New Source Performance Standards, and in May 2017, the EPA issued an administrative stay of key provisions of the rule, but was promptly ordered by the D.C. Circuit to implement the rule. The EPA also proposed 60-day and two-year stays of certain provisions in June 2017 and published a Notice of Data Availability in November 2017 seeking comment and providing clarification regarding the agency’s legal authority to stay the rule.

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

Independent of Congress, the EPA undertook to adopt regulations controlling greenhouse gas emissions under its existing CAA authority. For example, in 2009, the EPA officially published its findings that emissions of carbon dioxide, methane and other greenhouse gases endanger human health and the environment, allowing the agency to proceed with the adoption of regulations that restrict emissions of greenhouse gases under existing provisions of the CAA. In 2009 and 2010, the EPA adopted rules regarding regulation of greenhouse gas emissions from motor vehicles and requiring the reporting of greenhouse gas emissions in the U.S. from specified large greenhouse gas emission sources, including petroleum and natural gas facilities such as natural gas transmission compression facilities that emit 25,000 metric tons or more of carbon dioxide equivalent per year.

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

The EPA also promulgated the Clean Power Plan rule (“CCP”), which is intended to reduce carbon emissions from existing power plants by 32 percent from 2005 levels by 2030. In February 2016, the U.S. Supreme Court granted a stay of the implementation of the CPP, which will remain in effect throughout the pendency of the appeals process including at the U.S. Court of Appeals of the D.C. Circuit and the Supreme Court through any certiorari petition that may be granted. It is not yet clear how the courts will rule on the legality of the CPP. Additionally, in October 2017 the EPA proposed to repeal the CPP, although the final outcome of this action and the pending litigation regarding the CPP is uncertain at this time. In connection with the proposed repeal, EPA issued an Advance Notice of Proposed Rulemaking (“ANPRM”) in December 2017 regarding emission guidelines to limit emissions of greenhouse gases (“GHGs”) from existing electricity utility generating units. The ANPRM seeks comment regarding what the EPA should include in a potential new, existing-source regulation under the Clean Air Act of GHG emissions from electric utility generating units that it may propose. If the effort to repeal the rules is unsuccessful and the rules are upheld at the conclusion of this appellate process and were implemented in their current form, or if the ANPRM results in a different proposal to control GHG emissions from electric utility generating units, demand for the oil and natural gas our customers produce may decrease. In addition, the costs of electricity for our operations may also increase, thereby adversely impacting our business.

In addition to the EPA, the Bureau of Land Management (“BLM”) has also promulgated rules to regulate hydraulic fracturing. In 2015, the BLM promulgated new requirements relating to well construction, water management, and chemical disclosure for companies drilling on federal and tribal land. The agency subsequently finalized a rule in December 2017 rescinding the 2015 rule. On November 15, 2016, the BLM also finalized a rule to reduce the flaring, venting and leaking of methane from oil and gas operations on federal and Indian lands (“BLM Venting Rule”). The rule requires operators to use certain technologies and equipment to reduce flaring and to periodically inspect their operations for leaks. The rule also specifies when operators owe the government royalties for flared gas. In November 2016, state and industry groups challenged this BLM rule in the U.S. District Court for the District of Wyoming, asserting that the BLM lacks authority to prescribe air quality regulations. The court stayed the case in December 2017, however, when the BLM finalized a decision to delay implementation of key requirements in the rule for one year. If the BLM Venting Rule is not repealed and survives legal challenge, it could increase the costs of operations for our clients who operate on BLM land, and negatively impact our business.

At the international level, nearly 200 nations entered into an international climate agreement at the 2015 United Nations Framework Convention on Climate Change in Paris, under which participating countries did not assume any binding obligation to reduce future emissions of GHGs but instead pledged to voluntarily limit or reduce future emissions. Although the U.S. became a party to the Paris Agreement in April 2016, the Trump administration announced in June 2017 its intention to either withdraw from the Paris Agreement or renegotiate more favorable terms. However, the Paris Agreement stipulates that participating countries must wait four years before withdrawing from the agreement. Despite the planned withdrawal, certain U.S. city and state governments have announced their intention to satisfy their proportionate obligations under the Paris Agreement.

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

Water discharge. The Clean Water Act (“CWA”) and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the U.S. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The CWA and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit. The CWA also requires the development and implementation of spill prevention, control and countermeasures, including the construction and maintenance of containment berms and similar structures, if required, to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak at such facilities. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties as well as other enforcement mechanisms for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

Our compression operations do not generate process wastewaters that are discharged to waters of the U.S. In any event, our customers assume responsibility under the majority of our standard natural gas compression contracts for obtaining any permits that may be required under the CWA whether for discharges or developing the property by filling wetlands. Considerable legal uncertainty exists surrounding the standard for what constitutes jurisdictional waters and wetlands subject to the protections and requirements of the CWA. A 2015 rulemaking by the EPA to revise the standard was stayed nationwide by the U.S. Court of Appeals for the Sixth Circuit and stayed for certain primarily western states by a U.S. District Court in North Dakota. For now, the EPA and the Army Corps of Engineers (“Corps”) will continue to apply the existing standard for what constitutes a water of the U.S. as determined by the Supreme Court in the Rapanos case and post-Rapanos guidance. Should the 2015 rule take effect, or should a different rule expanding the definition of what constitutes a water of the U.S. be promulgated as a result of the EPA and the Corps’ rulemaking process, our customers could face increased costs and delays due to additional permitting and regulatory requirements and possible challenges to permitting decisions.

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

Employees

USAC Management, a wholly owned subsidiary of our general partner, performs certain management and other administrative services for us, such as accounting, corporate development, finance and legal. All of our employees, including our executive officers, are employees of USAC Management. As of December 31, 2017, USAC Management had 426 full time employees. None of our employees are subject to collective bargaining agreements. We consider our employee relations to be good.

Available Information

Our website address is usacompression.com. We make available, free of charge at the “Investor Relations” portion of our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The information contained on our website does not constitute part of this report.

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

In order to make cash distributions at our current distribution rate of $0.525 per unit per quarter, or $2.10 per unit per year, we will require available cash of $33.1 million per quarter, or $132.2 million per year, based on the number of common units and the 1.2% general partner interest outstanding as of February 8, 2018. Under our cash distribution policy, the amount of cash we can distribute to our unitholders principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the level of production of, demand for, and price of natural gas and crude oil, particularly the level of production in the locations where we provide compression services;

•	the fees we charge, and the margins we realize, from our compression services;

•	the cost of achieving organic growth in current and new markets;

•	the ability to effectively integrate any assets or businesses we acquire, including the CDM Acquisition;

•	the level of competition from other companies; and

•	prevailing global and regional economic and regulatory conditions, and their impact on us and our customers.

In addition, the actual amount of cash we will have available for distribution will depend on other factors, including:

•	the levels of our maintenance capital expenditures and expansion capital expenditures;

•	the level of our operating costs and expenses;

•	our debt service requirements and other liabilities;

•	fluctuations in our working capital needs;

•	restrictions contained in our revolving credit facility;

•	the cost of acquisitions;

•	fluctuations in interest rates;

•	the financial condition of our customers;

•	our ability to borrow funds and access the capital markets; and

•	the amount of cash reserves established by our general partner.

A long-term reduction in the demand for, or production of, natural gas or crude oil could adversely affect the demand for our services or the prices we charge for our services, which could result in a decrease in our revenues and cash available for distribution to unitholders.

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

In particular, lower natural gas or crude oil prices over the long term could result in a decline in the production of natural gas or crude oil, respectively, resulting in reduced demand for our compression services. For example, the North American rig count, as measured by Baker Hughes, hit a 2014 peak of 1,931 rigs on September 12, 2014, and at that time, Henry Hub natural gas spot prices were $3.82 per MMBtu and West Texas Intermediate (“WTI”) crude oil spot prices were $92.18 per barrel. By contrast, the North American rig count hit a modern low of 404 rigs on May 20, 2016, and at that time, Henry Hub natural gas spot prices were $1.92 per MMBtu and WTI crude oil spot prices were $47.67 per barrel. This slowdown in new drilling activity caused some pressure on service rates for new and existing services and contributed to a decline in our utilization during 2015 and into 2016. By the end of December 2017, the North American rig count was 929 rigs, as WTI crude oil spot prices hovered near their highest level since the summer of 2015 at $60.46 per barrel and Henry Hub natural gas spot prices were $2.81 per MMBtu. Although commodity prices and our utilization increased during 2016 and 2017, the increased activity resulting from such increased commodity prices may not continue or the trend of increasing commodity prices may reverse. In addition, a small portion of our fleet is used in connection with crude oil production using horizontal drilling techniques. During the period of low crude oil prices, we experienced pressure on service rates from our customers in gas lift applications; if commodity prices decline from current levels, we may experience pressure on service rates.

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

We provide compression services under contracts with several key customers. The loss of one of these key customers may have a greater effect on our financial results than for a company with a more diverse customer base. Our ten largest customers accounted for approximately 43% of our revenue for each of the years ended December 31, 2017 and 2016. The loss of all or even a portion of the compression services we provide to our key customers, as a result of competition or otherwise, could have a material adverse effect on our business, results of operations, financial condition and cash available for distribution.

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

Our contracts typically have an initial term of between six months and five years, depending on the application and location of the compression unit. After the expiration of the applicable term, the contract continues on a month-to-month or longer basis until terminated by us or our customers upon notice as provided for in the applicable contract. As of December 31, 2017, approximately 51% of our compression services on a revenue basis were provided on a month-to-month basis to customers who continue to utilize our services following expiration of the primary term of their contracts with us. These customers can generally terminate their month-to-month compression services contracts on 30-days’ written notice. If a significant number of these customers were to terminate their month-to-month services, or attempt to renegotiate their month-to-month contracts at substantially lower rates, it could have a material adverse effect on our business, results of operations, financial condition and cash available for distribution.

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

From time to time, we may choose to make business acquisitions, such as the CDM Acquisition, to pursue market opportunities, increase our existing capabilities and expand into new areas of operations. While we have reviewed acquisition opportunities in the past and will continue to do so in the future, we may not be able to identify attractive acquisition opportunities or successfully acquire identified targets. In addition, we may not be successful in integrating any future acquisitions, including the CDM Acquisition, into our existing operations, which may result in unforeseen operational difficulties or diminished financial performance or require a disproportionate amount of our management’s attention. Even if we are successful in integrating future acquisitions into our existing operations, we may not derive the benefits, such as operational or administrative synergies, that we expected from such acquisitions, which may result in the commitment of our capital resources without the expected returns on such capital. Furthermore, competition for acquisition opportunities may escalate, increasing our cost of making acquisitions or causing us to refrain from making acquisitions. Our inability to make acquisitions, or to integrate acquisitions successfully into our existing operations, may adversely impact our operations and limit our ability to increase distributions to our unitholders.

Our ability to grow in the future is dependent on our ability to access external expansion capital.

Our partnership agreement requires us to distribute to our unitholders all of our available cash, which excludes prudent operating reserves. We expect that we will rely primarily upon cash generated by operating activities and, where necessary, borrowings under our revolving credit facility and the issuance of debt and equity securities, to fund expansion capital expenditures. However, we may not be able to obtain equity or debt financing on terms favorable to us, or at all. To the extent we are unable to efficiently finance growth externally, our ability to increase distributions to our unitholders could be significantly impaired. In addition, because we distribute all of our available cash, which excludes prudent operating reserves, we may not grow as quickly as businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units including the Preferred Units described in Item 1 (“Business—Recent Developments”), the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our partnership agreement on our ability to issue additional units, including units ranking senior to the common units, subject to certain restrictions in our partnership agreement that will take effect when the Preferred Units are issued. Similarly, the incurrence of borrowings or other debt by us to finance our growth strategy would result in interest expense, which in turn would affect our cash available for distribution.

Our debt levels may limit our flexibility in obtaining additional financing, pursuing other business opportunities and paying distributions.

We have a $1.1 billion revolving credit facility that matures in January 2020. In addition, we have the option to increase the amount of total commitments under the revolving credit facility by $200 million, subject to receipt of lender commitments and satisfaction of other conditions. As of December 31, 2017, we had outstanding borrowings of $782.9 million with a leverage ratio of 4.65x, borrowing base availability (based on our borrowing base) of $272.1 million and, subject to compliance with the applicable financial covenants, available borrowing capacity under the revolving credit facility of $101.6 million. Financial covenants permit a maximum leverage ratio of (A) 5.25 to 1.0 as of the end of the fiscal quarter ending December 31, 2017 and (B) 5.00 to 1.0 thereafter. As of February 8, 2018, we had outstanding borrowings of $815.0 million.

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

Restrictions in our partnership agreement related to the Preferred Units may limit our ability to make distributions to our unitholders and may limit our ability to capitalize on acquisition and other business opportunities.

The operating and financial restrictions and covenants in our partnership agreement related to the Preferred Units could restrict our ability to finance future operations or capital needs or to expand or pursue our business activities. If the Preferred Units are issued, our partnership agreement will restrict or limit our ability (subject to exceptions) to:

•

pay distributions on any junior securities, including the common units, prior to paying the quarterly distribution payable to the holders of the Preferred Units, including any previously accrued and unpaid distributions;

•

issue any securities that rank senior to or pari passu with the Preferred Units; however, we will be able to issue an unlimited number of securities ranking junior to the Preferred Units, including junior preferred units and common units; and

•

incur Indebtedness (as defined in our revolving credit facility) if, after giving pro forma effect to such incurrence, the Leverage Ratio (as defined in our revolving credit facility) determined as of the last day of the most recently ended fiscal quarter would exceed 6.5x, subject to certain exceptions.

An impairment of goodwill or other intangible assets could reduce our earnings.

We have recorded $35.9 million of goodwill and $71.7 million of other intangible assets as of December 31, 2017. Goodwill is recorded when the purchase price of a business exceeds the fair market value of the tangible and separately measurable intangible net assets. Generally accepted accounting principles of the United States (“GAAP”) requires us to test goodwill for impairment on an annual basis or when events or circumstances occur indicating that goodwill might be impaired. Any event that causes a reduction in demand for our services could result in a reduction of our estimates of future cash flows and growth rates in our business. These events could cause us to record impairments of goodwill or other intangible assets. If we determine that any of our goodwill or other intangible assets are impaired, we will be required to take an immediate charge to earnings with a corresponding reduction of partners’ capital resulting in an increase in balance sheet leverage as measured by debt to total capitalization. There was no impairment recorded for goodwill or other intangible assets for the years ended December 31, 2017 and 2016. For the year ended December 31, 2015, we recognized a $172.2 million impairment of goodwill due primarily to the decline in our unit price, the sustained decline in global commodity prices, expected reduction in the capital budgets of certain of our customers and the impact these factors have on our expected future cash flows (see Note 2 of our consolidated financial statements). There was no impairment recorded for other intangible assets for the year ended December 31, 2015.

Impairment in the carrying value of long-lived assets could reduce our earnings.

We have a significant amount of long-lived assets on our consolidated balance sheet. Under GAAP, long-lived assets are required to be reviewed for impairment when events or circumstances indicate that its carrying value may not be recoverable or will no longer be utilized in the operating fleet. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If business conditions or other factors cause the expected undiscounted cash flows to decline, we may be required to record non-cash impairment charges. Events and conditions that could result in impairment in the value of our long-lived assets include changes in the industry in which we operate, competition, advances in technology, adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term profitability. For example, during the fiscal years ended December 31, 2017 and 2016, we evaluated the future deployment of our idle fleet under then-current market conditions and determined to retire and either sell or re-utilize the key components of 40 and 29 compressor units, or approximately 11,000 and 15,000 horsepower, that were previously used to provide services in our business. As a result, we recognized impairments of $5.0 million and $5.8 million during the years ended December 31, 2017 and 2016, respectively.

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

The substantial majority of the components for our natural gas compression equipment are supplied by Caterpillar Inc., Cummins Inc. and Arrow Engine Company for engines, Air-X-Changers and Alfa Laval (US) for coolers, and Ariel Corporation, GE Oil & Gas Gemini products and Arrow Engine Company for compressor frames and cylinders.  Our reliance on these suppliers involves several risks, including price increases and a potential inability to obtain an adequate supply of required components in a timely manner. We also rely primarily on four vendors, A G Equipment Company, Alegacy Equipment, LLC, Standard Equipment Corp. and S&R, to package and assemble our compression units. We do not have long-term contracts with these suppliers or packagers, and a partial or complete loss of any of these sources could have a negative impact on our results of operations and could damage our customer relationships. Some of these suppliers manufacture the components we purchase in a single facility and any damage to that facility could lead to significant delays in delivery of completed units.

We are subject to substantial environmental regulation, and changes in these regulations could increase our costs or liabilities.

We are subject to stringent and complex federal, state and local laws and regulations, including laws and regulations regarding the discharge of materials into the environment, emission controls and other environmental protection and occupational health and safety concerns, as discussed in detail in Item 1 (“Business Environmental and Safety Regulations”). Environmental laws and regulations may, in certain circumstances, impose strict liability for environmental contamination, which may render us liable for remediation costs, natural resource damages and other damages as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior owners or operators or other third parties. In addition, where contamination may be present, it is not uncommon for neighboring land owners and other third parties to file claims for personal injury, property damage and recovery of response costs. Remediation costs and other damages arising as a result of environmental laws and regulations, and costs associated with new information, changes in existing environmental laws and regulations or the adoption of new environmental laws and regulations could be substantial and could negatively impact our financial condition or results of operations. Moreover, failure to comply with these environmental laws and regulations may result in the imposition of administrative, civil and criminal penalties and the issuance of injunctions delaying or prohibiting operations.

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

New regulations or proposed modifications to existing regulations under the Clean Air Act, as discussed in detail in Item 1 (“Business Environmental and Safety Regulations”), may lead to adverse impacts on our business, financial condition, results of operations, and cash available for distribution. For example, in 2015, the EPA finalized a rule strengthening the primary and secondary National Ambient Air Quality Standards (“NAAQS”) for ground level ozone, both of which are 8-hour concentration standards of 70 parts per billion (“ppb”). After the EPA revises a NAAQS standard, the states are expected to establish revised attainment/non-attainment regions. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our customers’ ability to obtain such permits, and result in increased expenditures for pollution control equipment, which could impact our customers’ operations, increase the cost of additions to property, plant, and equipment, and negatively impact our business.

In 2012, the EPA finalized rules that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package included New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The rules established specific new requirements regarding emissions from compressors and controllers at natural gas processing plants, dehydrators, storage tanks and other production equipment as well as the first federal air standards for natural gas wells that are hydraulically fractured. In June 2016, the EPA took steps to expand on these regulations when it published New Source Performance Standards, known as Subpart OOOOa, that require certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and volatile organic compound emissions. These Subpart OOOOa standards will expand the 2012 New Source Performance Standards by using certain equipment-specific emissions control practices, requiring additional controls for pneumatic controllers and pumps as well as compressors, and imposing leak detection and repair requirements for natural gas compressor and booster stations. However, the EPA announced in April 2017 that it intends to reconsider certain aspects of the 2016 New Source Performance Standards, and in May 2017, the EPA issued an administrative stay of key provisions of the rule, but was promptly ordered by the D.C. Circuit to implement the rule. The EPA also proposed 60-day and two-year stays of certain provisions in June 2017 and published a Notice of Data Availability in November 2017 seeking comment and providing clarification regarding the agency’s legal authority to stay the rule.

If implemented, Subpart OOOOa and any additional regulation of air emissions from the oil and gas sector could result in increased expenditures for pollution control equipment, which could impact our customers’ operations and negatively impact our business.

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

Independent of Congress, and as discussed in detail in Item 1 (“Business Environmental and Safety Regulations”), the EPA undertook to adopt regulations controlling greenhouse gas emissions under its existing CAA authority. For example, in 2015, the EPA published standards of performance for greenhouse gas emissions from new power plants. The final rule establishes a performance standard for integrated gasification combined cycled units and utility boilers based on the use of the best system of emission reduction that EPA has determined has been adequately demonstrated for each type of unit. The rule also sets limits for stationary natural gas combustion turbines based on the use of natural gas combined cycle technology. The EPA also promulgated the Clean Power Plan rule, which is intended to reduce carbon emissions from existing power plants by 32 percent from 2005 levels by 2030. In February 2016, the U.S. Supreme Court granted a stay of the implementation of the Clean Power Plan, which will remain in effect throughout the pendency of the appeals process including at the United States Court of Appeals of the D.C. Circuit and the Supreme Court through any certiorari petition that may be granted. The stay suspends the rule, including the requirement that states must start submitting implementation plans. Additionally, in October 2017 EPA proposed to repeal the CPP, although the final outcome of this action and the pending litigation regarding the CPP is uncertain at this time. In connection with the proposed repeal, EPA issued an Advance Notice of Proposed Rulemaking (“ANPRM”) in December 2017 regarding emission guidelines to limit GHG emissions from existing electricity utility generating units. The ANPRM seeks comment regarding what the EPA should include in a potential new, existing-source regulation under the Clean Air Act of GHG emissions from electric utility generating units that it may propose. If the effort to repeal the rules is unsuccessful and the rules are upheld at the conclusion of this appellate process and enforced in their current form, or if the ANPRM results in a different proposal to control GHG emissions from electric utility generating units, demand for the oil and natural gas our customers produce may decrease.

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

State and federal regulatory agencies have also recently focused on a possible connection between the operation of injection wells used for oil and gas waste disposal and seismic activity. Similar concerns have been raised that hydraulic fracturing may also contribute to seismic activity. When caused by human activity, such events are called induced seismicity. Developing research suggests that the link between seismic activity and wastewater disposal may vary by region, and that only a very small fraction of the tens of thousands of injection wells have been suspected to be, or have been, the likely cause of induced seismicity. In March 2016, the United States Geological Survey identified six states with the most significant hazards from induced seismicity, including Oklahoma, Kansas, Texas, Colorado, New Mexico, and Arkansas. In light of these concerns, some state regulatory agencies have modified their regulations or issued orders to address induced seismicity. Increased regulation and attention given to induced seismicity could lead to greater opposition to, and litigation concerning, oil and gas activities utilizing hydraulic fracturing or injection wells for waste disposal, which could indirectly impact our business, financial condition and results of operations. In addition, these concerns may give rise to private tort suits against our customers from individuals who claim they are adversely impacted by seismic activity they allege was induced. Such claims or actions could result in liability to our customers for property damage, exposure to waste and other hazardous materials, nuisance or personal injuries, and require our customers to expend additional resources or incur substantial costs or losses. This could in turn adversely affect the demand for our services.

We cannot predict the future of any such legislation or tort liability. If additional levels of regulation, restrictions and permits were required through the adoption of new laws and regulations at the federal or state level or the development of new interpretations of those requirements by the agencies that issue the permits, that could lead to delays, increased operating costs and process prohibitions that could reduce demand for our compression services, which would materially adversely affect our revenue and results of operations.

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

In connection with the closing of our initial public offering, we became subject to the public reporting requirements of the Exchange Act. Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and to operate successfully as a publicly traded partnership. We continue to evaluate the effectiveness of and improve upon our internal controls. Our efforts to develop and maintain our internal controls may not be successful, and we may be unable to maintain effective controls over our financial processes and reporting in the future or to comply with our obligations under Section 404 of the Sarbanes Oxley Act of 2002 (“Section 404”). For example, Section 404 requires us, among other things, to review and report annually on the effectiveness of our internal control over financial reporting. We were required to comply with Section 404(a) beginning with our fiscal year ended December 31, 2013. In addition, our independent registered public accountants will be required to assess the effectiveness of internal control over financial reporting at the end of the fiscal year after we are no longer an “emerging growth company” under the Jumpstart Our Business Startups Act, which will occur at the end of 2018. Any failure to develop, implement or maintain effective internal controls or to improve our internal controls could harm our operating results or cause us to fail to meet our reporting obligations. Given the difficulties inherent in the design and operation of internal controls over financial reporting, we can provide no assurance as to our independent registered public accounting firm’s conclusions about the effectiveness of our internal controls, and we may incur significant costs in our efforts to comply with Section 404. Ineffective internal controls will subject us to regulatory scrutiny and a loss of confidence in our reported financial information, which could have an adverse effect on our business and would likely have a negative effect on the trading price of our units.

Risks Inherent in an Investment in Us

Holders of our common units have limited voting rights and are not entitled to elect our general partner or its directors.

Unlike the holders of common stock in a corporation, our unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders have no right to elect our general partner or its board of directors. USA Compression Holdings is the sole member of our general partner and has the right to appoint our general partner’s entire board of directors, including its independent directors. If the unitholders are dissatisfied with the performance of our general partner, they have little ability to remove our general partner. As a result of these limitations, the price of our common units may be diminished because of the absence or reduction of a takeover premium in the trading price. Furthermore, our partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the unitholders’ ability to influence the manner or direction of management. If the GP Purchase is completed, all of the risks relative to USA Compression Holdings in this paragraph will subsequently apply to the Energy Transfer Parties.

The owner of our general partner has sole responsibility for conducting our business and managing our operations. Our general partner and its affiliates, including the owner thereof, have conflicts of interest with us and limited fiduciary duties and they may favor their own interests to the detriment of us and our unitholders.

USA Compression Holdings, which is principally owned and controlled by Riverstone, owns and controls our general partner and appointed all of the officers and directors of our general partner, some of whom are also officers and directors of USA Compression Holdings. Although our general partner has a fiduciary duty to manage us in a manner that is beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner that is beneficial to its owner. Conflicts of interest will arise between our general partner and its owner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its owner over our interests and the interests of our unitholders. These conflicts include the following situations, among others:

•	neither our partnership agreement nor any other agreement requires the owner of our general partner to pursue a business strategy that favors us;

•	our general partner is allowed to take into account the interests of parties other than us, such as its owner, in resolving conflicts of interest;

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

The unitholders are currently unable to remove our general partner because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 662/3% of all outstanding common units is required to remove our general partner. USA Compression Holdings currently owns over 331/3% of our outstanding common units and, after giving effect to the CDM Acquisition and the other transactions described in Item 1 (“Business—Recent Developments”), the Energy Transfer Parties will own over 331/3% of our outstanding common units.

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

If our general partner elects to reset the target distribution levels, it will be entitled to receive a number of common units and to maintain its general partner interest. The number of common units to be issued to our general partner will equal the number of common units which would have entitled the holder to an average aggregate quarterly cash distribution in the prior two quarters equal to the average of the distributions to our general partner on the IDRs in the prior two quarters. Our general partner’s general partner interest in us (currently 1.2%) will be maintained at the percentage that existed immediately prior to the reset election. Our general partner could exercise this reset election at a time when it is experiencing, or expects to experience, declines in the cash distributions it receives related to its IDRs and may, therefore, desire to be issued common units rather than retain the right to receive incentive distributions based on the initial target distribution levels. As a result, a reset election may cause our common unitholders to experience a reduction in the amount of cash distributions that our common unitholders would have otherwise received had we not issued new common units to our general partner in connection with resetting the target distribution levels. On January 15, 2018, our general partner entered into an agreement pursuant to which it agreed to, among other things, convert the General Partner Interest into a non-economic general partner interest and cancel the IDRs. The transactions are expected to close in the first half of 2018. See Item 1 (“Business—Recent Developments”) for more information.

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

Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, our partnership agreement does not restrict the ability of USA Compression Holdings to transfer all or a portion of its ownership interest in our general partner to a third party. The new owner of our general partner would then be in a position to replace the board of directors and officers of our general partner with its own designees and thereby exert significant control over the decisions made by the board of directors and officers of our general partner. On January 15, 2018, USA Compression Holdings entered into an agreement pursuant to which it agreed to, among other things, sell 100% of its ownership interests in our general partner to ETE. The transactions are expected to close in the first half of 2018. See Item 1 (“Business—Recent Developments”) for more information.

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

We may issue additional units without the approval of the common unitholders, which would dilute your existing ownership interests.

Our partnership agreement does not limit the number or timing of additional limited partner interests that we may issue without the approval of our common unitholders. The issuance by us of additional common units, including pursuant to our Distribution Reinvestment Plan (“DRIP”), or other equity securities of equal or senior rank, will have the following effects:

•	our existing unitholders’ proportionate ownership interest in us will decrease;

•	the amount of cash available for distribution on each unit may decrease;

•	the ratio of taxable income to distributions may increase;

•	the relative voting strength of each previously outstanding unit may be diminished;

•	the market price of the common units may decline;

•	assuming the distribution per unit remains unchanged or increases, the cash distributions to the holder of the IDRs will increase; and

•

On January 15, 2018, we entered into an agreement pursuant to which we agreed, among other things, to issue Preferred Units to certain investors. The transactions are expected to close in the first half of 2018. See Item 1 (“Business—Recent Developments”) for more information.

USA Compression Holdings, Argonaut and the Energy Transfer Parties may sell units in the public or private markets, and such sales could have an adverse impact on the trading price of the common units.

As of December 31, 2017, USA Compression Holdings holds an aggregate of 25,092,196 common units. Argonaut Private Equity, L.L.C. (“Argonaut”) holds an aggregate of 7,715,948 common units. In addition, USA Compression Holdings and Argonaut may acquire additional common units in connection with our DRIP. After giving effect to the CDM Acquisition and the other transactions described in Item 1 (“Business—Recent Developments”), the Energy Transfer Parties will own an aggregate of 46,056,228 common units (after giving effect to the conversion of 6,397,965 Class B Units representing limited partner interests in the Partnership), and USA Compression Holdings will own an aggregate of 12,625,284 common units. We have agreed to provide USA Compression Holdings and the Energy Transfer Parties with certain registration rights for any common units they own. The sale of these common units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

Our general partner has a call right that may require you to sell your common units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price that is not less than their then-current market price, as calculated pursuant to the terms of our partnership agreement. As a result, you may be required to sell your common units at an undesirable time or price. You may also incur a tax liability upon a sale of your units. USA Compression Holdings owns an aggregate of approximately 40% of our outstanding common units and, after giving effect to the CDM Acquisition and the other transactions described in Item 1 (“Business—Recent Developments”), the Energy Transfer Parties would own an aggregate of approximately 49% of our outstanding common units.

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

We are required to disclose changes made in our internal control over financial reporting on a quarterly basis, and we are required to assess the effectiveness of our controls annually. However, for as long as we are an “emerging growth company” under federal securities laws, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. We will be an emerging growth company until the end of the fiscal year ending December 31, 2018. Even if we conclude that our internal control over financial reporting is effective, our independent registered public accounting firm may still decline to attest to our assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us.

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

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, and would likely pay state and local income tax at varying rates. Distributions would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions or credits would flow through to you. Because a tax would be imposed upon us as a corporation, our cash available for distribution would be substantially reduced. Therefore, if we were treated as a corporation for federal income tax purposes, there would be a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

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

The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretation at any time. From time to time, members of the U.S. Congress propose and consider such substantive changes to the existing federal income tax laws that affect publicly traded partnerships. Although there is no current legislative proposal, a prior legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.

In addition, on January 24, 2017, final regulations regarding which activities give rise to qualifying income within the meaning of Section 7704 of the Code (the “Final Regulations”) were published in the Federal Register. The Final Regulations are effective as of January 19, 2017, and apply to taxable years beginning on or after January 19, 2017. We do not believe the Final Regulations affect our ability to be treated as a partnership for U.S. federal income tax purposes.

However, any modification to the federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any similar or future legislative changes could negatively impact the value of an investment in our common units. You are urged to consult with your own tax advisor with respect to the status of regulatory or administrative developments and proposals and their potential effect on your investment in our common units.

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

If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced.

Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us. To the extent possible under the new rules, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised information statement to each unitholder and former unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our unitholders and former unitholders take such audit adjustment into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be reduced. These rules are not applicable for tax years beginning on or prior to December 31, 2017.

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

A substantial portion of the amount realized from a unitholder’s sale of our units, whether or not representing gain, may be taxed as ordinary income to such unitholder due to potential recapture items, including depreciation recapture. Thus, a unitholder may recognize both ordinary income and capital loss from the sale of units if the amount realized on a sale of such units is less than such unitholder’s adjusted basis in the units. Net capital loss may only offset capital gains and, in the case of individuals, up to $3,000 of ordinary income per year. In the taxable period in which a unitholder sells its units, such unitholder may recognize ordinary income from our allocations of income and gain to such unitholder prior to the sale and from recapture items that generally cannot be offset by any capital loss recognized upon the sale of units.

Unitholders may be subject to a limitation on their ability to deduct interest expense incurred by us.

In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, under the Tax Cuts and Jobs Act, for taxable years beginning after December 31, 2017, our deduction for “business interest” is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion.

Tax-exempt entities face unique tax issues from owning our common units that may result in adverse tax consequences to them.

Investment in our common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs) raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Further, with respect to taxable years beginning after December 31, 2017, a tax-exempt entity with more than one unrelated trade or business (including by attribution from investment in a partnership such as ours that is engaged in one or more unrelated trade or business) is required to compute the unrelated business taxable income of such tax-exempt entity separately with respect to each such trade or business (including for purposes of determining any net operating loss deduction). As a result, for years beginning after December 31, 2017, it may not be possible for tax-exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business and vice versa. Tax-exempt entities should consult a tax advisor before investing in our common units.

Non-U.S. Unitholders will be subject to U.S. taxes and withholding with respect to their income and gain from owning our units.

Non-U.S. unitholders are generally taxed and subject to income tax filing requirements by the U.S. on income effectively connected with a U.S. trade or business (“effectively connected income”). Income allocated to our unitholders and any gain from the sale of our units will generally be considered to be “effectively connected” with a U.S. trade or business. As a result, distributions to a Non-U.S. unitholder will be subject to withholding at the highest applicable effective tax rate and a Non-U.S. unitholder who sells or otherwise disposes of a unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of that unit.

The Tax Cuts and Jobs Act imposes a withholding obligation of 10% of the amount realized upon a Non-U.S. unitholder’s sale or exchange of an interest in a partnership that is engaged in a U.S. trade or business. However, due to challenges of administering a withholding obligation applicable to open market trading and other complications, the IRS has temporarily suspended the application of this withholding rule to open market transfers of interests in publicly traded partnerships pending promulgation of regulations or other guidance that resolves the challenges. It is not clear if or when such regulations or other guidance will be issued. Non-U.S. unitholders should consult a tax advisor before investing in our common units.

We will treat each purchaser of common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because we cannot match transferors and transferees of common units, we have adopted certain methods for allocating depreciation and amortization deductions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to the use of these methods could adversely affect the amount of tax benefits available to you. It also could affect the timing of these tax benefits or the amount of gain from your sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to your tax returns.

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

A unitholder whose common units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of common units) may be considered as having disposed of those common units. If so, he would no longer be treated for federal income tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.

Because there are no specific rules governing the federal income tax consequences of loaning a partnership interest, a unitholder whose common units are the subject of a securities loan may be considered as having disposed of the loaned common units, he may no longer be treated for federal income tax purposes as a partner with respect to those common units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a securities loan are urged to consult a tax advisor to discuss whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their common units.

We have adopted certain valuation methodologies in determining unitholder’s allocations of income, gain, loss and deduction. The IRS may challenge these methods or the resulting allocations, and such a challenge could adversely affect the value of our common units.

In determining the items of income, gain, loss and deduction allocable to our unitholders, we must routinely determine the fair market value of our assets. Although we may from time to time consult with professional appraisers regarding valuation matters, we make many fair market value estimates using a methodology based on the market value of our common units as a means to measure the fair market value of our assets. The IRS may challenge these valuation methods and the resulting allocations of income, gain, loss and deduction.

A successful IRS challenge to these methods or allocations could adversely affect the timing or amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain recognized from our unitholders’ sale of common units, have a negative impact on the value of the common units, or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

As a result of investing in our common units, you will likely become subject to state and local taxes and income tax return filing requirements in jurisdictions where we operate or own or acquire properties.

In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or control property now or in the future, even if they do not live in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with state and local filing requirements.

We currently conduct business in several states, many of which currently impose a personal income tax on individuals. Many of these states also impose an income tax on corporations and other entities. As we make acquisitions or expand our business, we may control assets or conduct business in additional states or foreign jurisdictions that impose a personal income tax. It is your responsibility to file all foreign, federal, state and local tax returns.

Risks Related to the CDM Acquisition

Our pending acquisition of CDM may not be consummated.

Our pending acquisition of CDM is expected to close in the first half of 2018 and is subject to closing conditions. If these conditions are not satisfied or waived, the acquisition will not be consummated. If the closing of the acquisition is substantially delayed or does not occur at all, we may not realize the anticipated benefits of the acquisition fully or at all. Certain of the conditions remaining to be satisfied include:

•	the continued accuracy of the representations and warranties contained in the Contribution Agreement;

•	the performance by each party of its obligations under the Contribution Agreement; and

•

the absence of any order from any governmental authority that enjoins or otherwise prohibits, or of any law being enacted which would enjoin or prohibit, the consummation of the transactions contemplated in the Contribution Agreement.

In addition, the Contribution Agreement may be terminated by mutual written consent of the parties or by either us or ETP (i) if the acquisition has not closed on or before June 30, 2018 (subject to a 90 day extension by either party if the regulatory approvals have not then been obtained or certain other conditions have not been satisfied) (the “Outside Date”), (ii) if the other has breached its obligations under the Contribution Agreement, which breaches have not been cured within 30 days, (iii) if any order from any governmental authority permanently prohibiting the consummation of the transactions contemplated thereby has become final and non-appealable or (iv) if the GP Purchase Agreement is terminated in accordance with its terms.

The closing of the CDM Acquisition is not subject to a financing condition and the Bridge Loans do not backstop the equity portion of the purchase price.

The closing of the CDM Acquisition is not subject to a financing condition; however, the Series A Purchase Agreement contains a condition to closing that we will have increased the aggregate commitments under our revolving credit facility to (or entered into a similar revolving facility with minimum aggregate commitments of) at least $1.3 billion. The Series A Purchase Agreement, the proceeds of which are to fund a portion of the purchase price of the CDM Acquisition, and the Bridge Loans, which is available to backstop a portion of the CDM Acquisition purchase price that we expect to fund with the net proceeds of other debt financing, is each subject to certain closing conditions. Furthermore, the Bridge Commitment does not backstop the equity portion of the purchase price. The Bridge Commitment will expire upon the earliest to occur of (1) the Outside Date as defined in the Contribution Agreement (as the same may be extended thereunder), (2) the consummation of the CDM Acquisition without use of the Bridge Loans, (3) the termination of the Contribution Agreement in accordance with its terms or (4) September 30, 2018. Although obtaining the equity or debt financing is not a condition to the completion of the CDM Acquisition, our failure to have sufficient funds available to pay the purchase price is likely to result in the failure of the CDM Acquisition to be completed or could require us to sell assets in order to satisfy our obligations to close.

The representations, warranties, and indemnifications by ETP are limited in the Contribution Agreement and our diligence of CDM may not identify all material matters related to CDM; as a result, the assumptions on which our estimates of future results of CDM’s business have been based may prove to be incorrect in a number of material ways, resulting in us not realizing the expected benefits of the CDM Acquisition.

The representations and warranties by ETP are limited in the Contribution Agreement and our diligence into CDM’s business may not identify all material matters related to CDM. In addition, the Contribution Agreement does not provide any indemnities other than those described therein. As a result, the assumptions on which our estimates of future results of CDM’s business have been based may prove to be incorrect in a number of material ways, resulting in us not realizing our expected benefits of the CDM Acquisition, including anticipated increased cash flow.

Financing the CDM Acquisition will substantially increase our indebtedness. We may not be able to obtain debt financing for the acquisition on expected or acceptable terms, which would make the acquisition less accretive.

We intend to finance the CDM Acquisition and related fees and expenses with the proceeds of the issuance of debt and equity, including the private placement of Preferred Units, and, to the extent necessary or desirable, with borrowing under our revolving credit facility, other debt financing, borrowings under the Bridge Loans, and/or cash on hand. After completion of the CDM Acquisition, we expect our total outstanding indebtedness will increase from approximately $782.9 million as of December 31, 2017 to approximately $1.6 billion. The increase in our indebtedness may reduce our flexibility to respond to changing business and economic conditions or to fund capital expenditures or working capital needs.

We intend to raise long term debt in advance of closing of the CDM Acquisition. The assumptions underlying our estimate that the CDM Acquisition will be accretive to our distributable cash flow includes assumptions about the interest rate we will be able to obtain in connection with such long term debt. We may not be able to obtain debt financing for the acquisition on expected or acceptable terms, which would make the acquisition less accretive than anticipated.

The CDM Acquisition could expose us to additional unknown and contingent liabilities.

The acquisition of CDM could expose us to additional unknown and contingent liabilities. We have performed a certain level of due diligence in connection with the CDM Acquisition and have attempted to verify the representations made by ETP, but there may be unknown and contingent liabilities related to CDM of which we are unaware. ETP has not agreed to indemnify us for losses or claims relating to the operation of the business or otherwise except to the limited extent described in the Contribution Agreement. There is a risk that we could ultimately be liable for unknown obligations relating to CDM for which indemnification is not available, which could materially adversely affect our business, results of operations and cash flow.

We may have difficulty attracting, motivating and retaining executives and other employees in light of the CDM Acquisition.

Uncertainty about the effect of the CDM Acquisition on employees of us or CDM may have an adverse effect on us. This uncertainty may impair our ability to attract, retain and motivate personnel until the CDM Acquisition is completed. Employee retention may be particularly challenging during the pendency of the CDM Acquisition, as employees may feel uncertain about their future roles with the combined organization. In addition, we or CDM may have to provide additional compensation in order to retain employees. If employees of us or CDM depart because of issues relating to the uncertainty and difficulty of integration or a desire not to become employees of the combined organization, our ability to realize the anticipated benefits of the CDM Acquisition could be adversely affected.

We are subject to business uncertainties and contractual restrictions while the proposed CDM Acquisition is pending, which could adversely affect our business and operations.

In connection with the pending CDM Acquisition, it is possible that some customers, suppliers and other persons with whom we or CDM have business relationships may delay or defer certain business decisions, or might decide to seek to terminate, change or renegotiate their relationship with us or CDM as a result of the CDM Acquisition, which could negatively affect our revenue, earnings and cash available for distribution, as well as the market price of our common units, regardless of whether the CDM Acquisition is completed.

Under the terms of the Contribution Agreement, we and CDM are each subject to certain restrictions on the conduct of our businesses prior to completing the CDM Acquisition, which may adversely affect our ability to execute certain of our business strategies. Such limitations could negatively affect each party’s business and operations prior to the completion of the CDM Acquisition. Furthermore, the process of planning to integrate the acquired entity for the post-acquisition period can divert management attention and resources and could ultimately have an adverse effect on each party.

We will incur substantial transaction-related costs in connection with the CDM Acquisition.

We expect to incur a number of non-recurring transaction-related costs associated with completing the CDM Acquisition and achieving desired synergies. These fees and costs will be substantial. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, lender and other financing fees, filing fees and printing costs. Additional unanticipated costs may be incurred in the integration of CDM’s business. There can be no assurance that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the acquired entity, will offset the incremental transaction-related costs over time. Thus, any net benefit may not be achieved in the near term, the long term or at all.

ITEM 1B.Unresolved Staff Comments

None.

ITEM 2.Properties

We do not currently own or lease any material facilities or properties for storage or maintenance of our compression units. As of December 31, 2017, our headquarters consisted of 12,342 square feet of leased space located at 100 Congress Avenue, Austin, Texas 78701.

ITEM 3.Legal Proceedings

Please refer to Note 13 of our consolidated financial statements included in this report for a description of our Legal Proceedings.

ITEM 4.Mine Safety Disclosures

None.

PART II

ITEM 5.Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Partnership Interests

As of February 8, 2018, we had outstanding 62,194,405 common units, a 1.2% general partner interest (“General Partner Interest”) and the IDRs. USA Compression Holdings owns a 100% membership interest in our general partner.  As of February 8, 2018, USA Compression Holdings owned approximately 40% of our outstanding common units. Our general partner currently owns the General Partner Interest in us and all of the IDRs. As discussed below under “Selected Information from Our Partnership Agreement—General Partner Interest and IDRs,” the IDRs represent the right to receive increasing percentages, up to a maximum of 48%, of the cash we distribute from operating surplus (as defined below) in excess of $0.4888 per unit per quarter. Our common units, which represent limited partner interests in us, are listed on the New York Stock Exchange (“NYSE”) under the symbol “USAC.”

The following table sets forth high and low sales prices per common unit and cash distributions per common unit to common unitholders for the periods indicated. The last reported sales price for our common units on February 8, 2018, was $17.47.

			Cash
			Distribution
	Price Range		Declared Per
Period	High	Low	Common Unit	Date Paid
First Quarter 2016	$11.89	$7.03	$0.525	May 13, 2016
Second Quarter 2016	$16.42	$10.50	$0.525	August 12, 2016
Third Quarter 2016	$18.90	$14.02	$0.525	November 14, 2016
Fourth Quarter 2016	$19.33	$15.41	$0.525	February 14, 2017
First Quarter 2017	$19.78	$16.13	$0.525	May 12, 2017
Second Quarter 2017	$17.85	$14.30	$0.525	August 11, 2017
Third Quarter 2017	$17.84	$14.55	$0.525	November 10, 2017
Fourth Quarter 2017	$17.64	$15.48	$0.525	February 14, 2018

Holders

At the close of business on February 8, 2018, based on information received from the transfer agent of the common units, we had 54 holders of record of our common units. The number of record holders does not include holders of common units in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

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

On January 15, 2018, our general partner entered into an agreement pursuant to which it agreed to, among other things, convert the General Partner Interest into a non-economic general partner interest and cancel the IDRs. The transactions are expected to close in the first half of 2018. See Item 1 (“Business—Recent Developments”) for more information.

Issuer Purchases of Equity Securities

None.

Sales of Unregistered Securities; Use of Proceeds from Sale of Securities

None.

Equity Compensation Plan

For disclosures regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12 (“Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters”).

ITEM 6.Selected Financial Data

SELECTED HISTORICAL FINANCIAL DATA

In the table below we have presented certain selected financial data for USA Compression Partners, LP for each of the years in the five-year period ended December 31, 2017, which has been derived from our audited consolidated financial statements. The following information should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements contained in Part II, Item 7.

Our operating results incorporate a number of significant estimates and uncertainties. Such matters could cause the data included herein not to be indicative of our future financial condition or results of operations. A discussion of our critical accounting estimates and how these estimates could impact our future financial condition and results of operations is included in “Management's Discussion and Analysis of Financial Condition and Results of

Operations” contained in Part II, Item 7 of this report. In addition, a discussion of the risk factors that could affect our business and future financial condition and results of operations is included under Part I, Item 1A (“Risk Factors”) of this report. Additionally, Note 2 – Summary of Significant Accounting Policies and Note 13 – Commitments and Contingencies under Part II, Item 8 (“Financial Statements and Supplementary Data”) of this report provide descriptions of areas where estimates and judgments and contingent liabilities could result in different amounts being recognized in our accompanying consolidated financial statements.

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

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per unit amounts)
Revenues:
Contract operations	$264,315	$246,950	$263,816	$217,361	$150,360
Parts and service	15,907	18,971	6,729	4,148	2,558
Total revenues	280,222	265,921	270,545	221,509	152,918
Costs of operations, exclusive of depreciation and amortization:
Cost of operations	92,591	88,161	81,539	74,035	48,097
Gross operating margin (1)	187,631	177,760	189,006	147,474	104,821
Other operating and administrative costs and expenses:
Selling, general and administrative	47,483	44,483	40,950	38,718	27,587
Depreciation and amortization	98,603	92,337	85,238	71,156	52,917
Loss (gain) on disposition of assets	(507)	772	(1,040)	(2,233)	284
Impairment of compression equipment	4,972	5,760	27,274	2,266	203
Impairment of goodwill	—	—	172,189	—	—
Total other operating and administrative costs and expenses	150,551	143,352	324,611	109,907	80,991
Operating income (loss)	37,080	34,408	(135,605)	37,567	23,830
Other income (expense):
Interest expense, net	(25,129)	(21,087)	(17,605)	(12,529)	(12,488)
Other	27	35	22	11	9
Total other expense	(25,102)	(21,052)	(17,583)	(12,518)	(12,479)
Income (loss) before income tax expense	11,978	13,356	(153,188)	25,049	11,351
Income tax expense	538	421	1,085	103	280
Net income (loss)	11,440	12,935	(154,273)	24,946	11,071

Adjusted EBITDA (1)	$155,703	$146,648	$153,572	$114,409	$81,130
DCF (1)	$118,330	$118,329	$120,850	$85,927	$56,210

Basic and diluted net income (loss) per common unit:	$0.16	$0.27	$(3.15)	$0.60	$0.32
Cash distributions declared per common unit	$2.10	$2.10	$2.09	$2.01	$1.73

Other Financial Data:
Capital expenditures	$129,490	$48,665	$265,798	$404,429	$175,393
Cash flows provided by (used in):
Operating activities	$124,644	$103,697	$117,401	$101,891	$68,190
Investing activities	$(105,231)	$(50,831)	$(278,158)	$(380,523)	$(153,946)
Financing activities	$(19,431)	$(52,808)	$160,758	$278,631	$85,756

Balance Sheet Data (at period end):
Working capital (2)	$3,118	$16,558	$(8,455)	$(44,064)	$(24,177)
Total assets	$1,492,087	$1,472,412	$1,509,771	$1,516,482	$1,185,884
Long-term debt	$782,902	$685,371	$729,187	$594,864	$420,933
Partners' equity	$633,853	$729,517	$718,288	$839,520	$707,727

(1)	Please refer to “—Non-GAAP Financial Measures” section below.
(2)	Working capital is defined as current assets minus current liabilities.

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

Adjusted EBITDA

We define EBITDA as net income (loss) before net interest expense, depreciation and amortization expense, and income tax expense. We define Adjusted EBITDA as EBITDA plus impairment of compression equipment, impairment of goodwill, interest income on capital lease, unit-based compensation expense, management fees, severance charges, certain transaction fees, loss (gain) on disposition of assets and other. We view Adjusted EBITDA as one of our primary management tools, and we track this item on a monthly basis both as an absolute amount and as a percentage of revenue compared to the prior month, year-to-date, prior year and to budget. Adjusted EBITDA is used as a supplemental financial measure by our management and external users of our financial statements, such as investors and commercial banks, to assess:

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

The following table reconciles Adjusted EBITDA to net income (loss) and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015	2014	2013
Net income (loss)	$11,440	$12,935	$(154,273)	$24,946	$11,071
Interest expense, net	25,129	21,087	17,605	12,529	12,488
Depreciation and amortization	98,603	92,337	85,238	71,156	52,917
Income tax expense	538	421	1,085	103	280
EBITDA	$135,710	$126,780	$(50,345)	$108,734	$76,756
Impairment of compression equipment (1)	4,972	5,760	27,274	2,266	203
Impairment of goodwill (2)	—	—	172,189	—	—
Interest income on capital lease	1,610	1,492	1,631	1,274	—
Unit-based compensation expense (3)	11,708	10,373	3,863	3,034	1,343
Riverstone management fee (4)	—	—	—	—	49
Transaction expenses for acquisitions (5)	1,406	894	—	1,299	2,142
Severance charges	314	577	—	—	—
Other	490	—	—	—	—
Loss (gain) on disposition of assets and other	(507)	772	(1,040)	(2,198)	637
Adjusted EBITDA	$155,703	$146,648	$153,572	$114,409	$81,130
Interest expense, net	(25,129)	(21,087)	(17,605)	(12,529)	(12,488)
Income tax expense	(538)	(421)	(1,085)	(103)	(280)
Interest income on capital lease	(1,610)	(1,492)	(1,631)	(1,274)	—
Non-cash interest expense and other	2,186	2,108	1,702	1,189	1,839
Riverstone management fee	—	—	—	—	(49)
Transaction expenses for acquisitions	(1,406)	(894)	—	(1,299)	(2,142)
Severance charges	(314)	(577)	—	—	—
Other	(490)	—	—	—	—
Changes in operating assets and liabilities	(3,758)	(20,588)	(17,552)	1,498	180
Net cash provided by operating activities	$124,644	$103,697	$117,401	$101,891	$68,190

(1)	Represents non-cash charges incurred to write down long-lived assets with recorded values that are not expected to be recovered through future cash flows.
(2)

For further discussion of the goodwill impairment we recognized for the year ended December 31, 2015, please refer to Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Goodwill Impairment Assessments”).

(3)

For the years ended December 31, 2017, 2016, 2015, 2014 and 2013, unit-based compensation expense included $2.5 million, $2.8 million, $0.9 million, $0.5 million and $0, respectively, of cash payments related to quarterly payments of distribution equivalent rights on outstanding phantom unit awards and $0.4 million, $0.1 million, $0.2 million, $0.3 million and $0, respectively, related to the cash portion of any settlement of phantom unit awards upon vesting. The remainder of the unit-based compensation expense for 2017, 2016, 2015 and 2014 is related to non-cash adjustments to the unit-based compensation liability, and for 2013 is related to the non-cash amortization of unit-based compensation in equity.

(4)

Represents management fees paid to Riverstone for services performed during 2013. We are no longer responsible for these fees following the closing of our initial public offering in January 2013. As such, we believe it is useful to investors to view our results excluding these fees.

(5)	Represents certain transaction expenses related to potential acquisitions and other items. We believe it is useful to investors to exclude these fees.

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

Because we use capital assets, depreciation and impairment of compression equipment, (gain) loss on disposition of assets, and maintenance capital expenditures are necessary elements of our costs. Expense related to unit-based compensation expense associated with equity awards to employees is also a necessary component of our business. Therefore, measures that exclude these elements have material limitations. To compensate for these limitations, we believe that it is important to consider both net income (loss) and net cash provided by operating activities determined under GAAP, as well as DCF, to evaluate our financial performance and our liquidity. Our DCF excludes some, but not all, items that affect net income (loss) and net cash provided by operating activities, and these measures may vary among companies. Management compensates for the limitations of DCF as an analytical tool by reviewing the comparable GAAP measures, understanding the differences between the measures and incorporating this knowledge into management’s decision making processes.

The following table reconciles DCF to net income (loss) and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015	2014	2013
Net income (loss)	$11,440	$12,935	$(154,273)	$24,946	$11,071
Plus: Non-cash interest expense	2,186	2,108	1,702	1,224	2,201
Plus: Non-cash income tax expense	278	239	874	—	—
Plus: Depreciation and amortization	98,603	92,337	85,238	71,156	52,917
Plus: Unit-based compensation expense (1)	11,708	10,373	3,863	3,034	1,343
Plus: Impairment of compression equipment	4,972	5,760	27,274	2,266	203
Plus: Impairment of goodwill	—	—	172,189	—	—
Plus: Transaction expenses for acquisitions (2)	1,406	894	—	1,299	2,142
Plus: Severance charges	314	577	—	—	—
Plus: Other	490	—	—	—	—
Plus: Loss (gain) on disposition of assets and other	(507)	772	(1,040)	(2,198)	637
Plus: Proceeds from insurance recovery	—	73	1,157	—	—
Less: Maintenance capital expenditures (3)	(12,560)	(7,739)	(16,134)	(15,800)	(14,304)
DCF	$118,330	$118,329	$120,850	$85,927	$56,210
Plus: Maintenance capital expenditures	12,560	7,739	16,134	15,800	14,304
Plus: Change in working capital	(3,758)	(20,588)	(17,552)	1,498	180
Less: Transaction expenses for acquisitions	(1,406)	(894)	—	(1,299)	(2,142)
Less: Other	(1,082)	(889)	(2,031)	(35)	(362)
Net cash provided by operating activities	$124,644	$103,697	$117,401	$101,891	$68,190

(1)

For the years ended December 31, 2017, 2016, 2015, 2014 and 2013, unit-based compensation expense includes $2.5 million, $2.8 million, $0.9 million, $0.5 million and $0, respectively, of cash payments related to quarterly payments of distribution equivalent rights on phantom unit awards and $0.4 million, $0.1 million, $0.2 million, $0.3 million and $0, respectively, related to the cash portion of any settlement of phantom units upon vesting. The remainder of the unit-based compensation expense for 2017, 2016, 2015 and 2014 is related to non-cash adjustments to the unit-based compensation liability, and for 2013 is related to the non-cash amortization of unit-based compensation in equity.

(2)	Represents certain transaction expenses related to potential acquisitions and other items. We believe it is useful to investors to exclude these fees.
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

The following table summarizes our coverage ratios for the periods presented (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015	2014	2013
DCF	$118,330	$118,329	$120,850	$85,927	$56,210
General partner interest in DCF	3,007	2,866	2,658	1,947	1,188
Pre-IPO DCF	—	—	—	—	2,323
DCF attributable to limited partner interest	$115,323	$115,463	$118,192	$83,980	$52,699

Distributions for DCF coverage ratio (1)	$129,657	$115,881	$101,266	$85,098	$55,961

Distributions reinvested in the DRIP (2)	16,592	24,441	55,489	52,556	36,694

Distributions for Cash Coverage Ratio (3)	$113,065	$91,440	$45,777	$32,542	$19,267

DCF Coverage Ratio (4)	0.89	1.00	1.17	0.99	0.94

Cash Coverage Ratio (5)	1.02	1.26	2.58	2.58	2.74

(1)

Represents distributions to the holders of our limited partnership units, after giving effect to the weighted average common units outstanding, due to our December 2016, September 2015 and May 2014 equity offerings and an acquisition we completed in August 2013 for the years ended December 31, 2016, 2015, 2014 and 2013, as applicable. Without giving effect to the weighted average common units outstanding due to our December 2016, September 2015 and May 2014 equity offerings and an acquisition we completed in August 2013 for the years ended December 31, 2016, 2015, 2014 and 2013, actual distributions to holders of our limited partnership units were $118.1 million, $103.1 million, $86.5 million and $58.2 million, respectively.

(2)	Represents distributions to holders enrolled in the DRIP as of the record date for each period.
(3)

Represents cash distributions declared for our limited partnership units not participating in the DRIP, after giving effect to the weighted average of limited partnership units outstanding for each period due to our December 2016, September 2015 and May 2014 equity offerings and an acquisition we completed in August 2013 for the years ended December 31, 2016, 2015, 2014 and 2013, as applicable.

(4)

For the years ended December 31, 2016, 2015, 2014 and 2013, the DCF Coverage Ratio based on actual limited partnership units outstanding as of the respective record dates was 0.98x, 1.15x, 0.97x and 0.91x, respectively.

(5)

For the years ended December 31, 2016, 2015, 2014 and 2013, the Cash Coverage Ratio based on actual limited partnership units outstanding as of the respective record dates was 1.23x, 2.48x, 2.46x and 2.74x, respectively.

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

Overview

We provide compression services in a number of shale plays throughout the U.S., including the Utica, Marcellus, Permian Basin, Delaware Basin, Eagle Ford, Mississippi Lime, Granite Wash, Woodford, Barnett, Haynesville, Niobrara and Fayetteville shales. The demand for our services is driven by the domestic production of natural gas and crude oil; as such, we have focused our activities in areas of attractive natural gas and crude oil production growth, which are generally found in these shale and unconventional resource plays. According to studies promulgated by the Energy Information Agency (“EIA”), the production and transportation volumes in these shale plays are expected to increase over the long term due to the comparatively attractive economic returns versus returns achieved in many conventional basins. Furthermore, the changes in production volumes and pressures of shale plays over time require a wider range of compression services than in conventional basins. We believe the flexibility of our compression units positions us well to meet these changing operating conditions. While our business focuses largely on compression services serving infrastructure applications, including centralized natural gas gathering systems and processing facilities, which utilize large horsepower compression units, typically in shale plays, we also provide compression services in more mature conventional basins, including gas lift applications on crude oil wells targeted by horizontal drilling techniques. Gas lift, a process by which natural gas is injected into the production tubing of an existing producing well, thus reducing the hydrostatic pressure and allowing the oil to flow at a higher rate, and other artificial lift technologies are critical to the enhancement of oil production from horizontal wells operating in tight shale plays.

General Trends and Outlook

While our business does not have direct exposure to commodity prices, the general activity levels of our customers can be affected by commodity prices. A significant amount of our assets are utilized in natural gas infrastructure applications, primarily in centralized natural gas gathering systems and processing facilities. Given the project nature of these applications and long-term investment horizon of our customers, we have generally experienced stability in rates and higher sustained utilization rates relative to other businesses more tied to drilling activity and wellhead economics. In addition to assets utilized in infrastructure applications, a small portion of our fleet is used in connection with crude oil production using horizontal drilling techniques.

The relative increase in, and stabilization of, commodity prices during the second-half of 2016 and throughout 2017 has allowed our customers to increase their capital budgets in regards to crude oil exploration and production activities and the build-out of large-scale natural gas infrastructure projects, particularly in areas with favorable economics. These projects increased demand for our compression services throughout 2017 as we saw our horsepower utilization increase from 87.1% at December 31, 2016 to 94.8% at December 31, 2017, while also increasing the horsepower in our fleet from 1,720,547 at December 31, 2016 to 1,799,781 at December 31, 2017.

The U.S. Energy Information Administration January 2018 Short-Term Energy Outlook (“EIA Outlook”) expects dry natural gas production to rise by 6.9 billion cubic feet per day (“Bcf/day”) in 2018 and by 2.6 Bcf/day in 2019. If achieved, the forecasted 6.9 Bcf/day increase in 2018 would be the highest on record for any single year.  The EIA Outlook expects growth to be concentrated in Appalachia’s Marcellus and Utica regions, along with the Permian Basin region, all regions in which we provide compression services. Much of the expected increase in natural gas production is the result of increasing pipeline takeaway capacity out of the Marcellus and Utica producing regions to end-use markets. Additionally, EIA Outlook projects liquefied natural gas (“LNG”) gross exports will average 3.0 Bcf/day in 2018, up from 1.9 Bcf/day in 2017. The EIA Outlook expects U.S. liquefaction capacity will continue to expand as several new projects are expected to enter service during 2018 and 2019. Also from the EIA Outlook, natural gas pipeline exports to Mexico through October increased by 0.4 Bcf/day in 2017 compared to the same period in 2016. A relatively low natural gas export price, rising demand from Mexico’s power sector, and increased pipeline capacity in both the U.S. and Mexico have led to increased exports.

We believe this increasing demand for natural gas will also create increasing demand for compression services, for both existing natural gas fields as they age and for the development of new natural gas fields. As such, we expect demand for our compression services to continue to increase throughout 2018 although we cannot predict any possible changes in such demand with reasonable certainty.

We intend to prudently deploy capital for new compressor units in 2018. We have already entered into commitments to purchase most of our large horsepower compressor units in 2018, as the lead time to build these units is approximately one year or shorter. Most of our 2018 purchases of large horsepower compressor units are already committed to customers or under contract with customers due to the high demand and limited supply of these units.

The EIA Outlook forecasts total U.S. crude oil production to average 10.3 million barrels per day in 2018, up 1.0 million barrels per day from 2017. If achieved, forecasted 2018 production would be the highest annual average on record, surpassing the previous record of 9.6 million barrels per day set in 1970.  According to the EIA Outlook, in 2019, crude oil production is forecast to rise to an average of 10.8 million barrels per day and the Permian region is expected to produce 3.6 million barrels per day of crude oil by the end of 2019 which would represent about 32% of U.S. crude oil production that year. With the large geographic area of the Permian region and stacked plays, the EIA Outlook estimates that operators can continue to develop multiple tight oil layers and increase production, even with sustained crude oil prices lower than $50 per barrel. As of February 8, 2018, the WTI crude oil spot price was $61.15 per barrel. WTI crude oil spot prices are forecast within the EIA Outlook to average $56 per barrel in 2018 and $57 per barrel in 2019. Daily and monthly average crude oil prices could vary significantly from annual average forecasts due to global economic developments and geopolitical events in the coming months that could have the potential to push oil prices higher or lower than forecast. Uncertainty remains regarding the duration of, and adherence to, the current Organization of the Petroleum Exporting Countries (“OPEC”) production cuts, which could influence prices in either direction.

We believe the relative increase in, and stabilization of, crude oil prices in the second half of 2016 and throughout 2017 has led to an increase in drilling activity, and combined with the continued development of horizontal drilling technology, operators are able to produce new volumes of crude oil from tight, high pressure reservoirs. Due in part to these higher initial pressures, the increase in demand for gas lift compression in these new areas of drilling could be delayed until reservoir pressures decline to a point where compression is beneficial to the economics of a particular well or basin. However, we have experienced an increase in the demand for our smaller horsepower units engaged in gas lift applications and expect that to continue.

Operating Highlights

The following table summarizes certain horsepower and horsepower utilization percentages for the periods presented.

	Year Ended December 31,			Percent Change
Operating Data:	2017	2016	2015	2017	2016
Fleet horsepower (at period end) (1)	1,799,781	1,720,547	1,712,196	4.6%	0.5%
Total available horsepower (at period end) (2)	1,950,301	1,730,547	1,712,196	12.7%	1.1%
Revenue generating horsepower (at period end) (3)	1,624,377	1,387,073	1,424,537	17.1%	(2.6)%
Average revenue generating horsepower (4)	1,505,657	1,377,966	1,408,689	9.3%	(2.2)%
Average revenue per revenue generating horsepower per month (5)	$15.07	$15.41	$15.90	(2.2)%	(3.1)%
Revenue generating compression units (at period end)	2,830	2,552	2,737	10.9%	(6.8)%
Average horsepower per revenue generating compression unit (6)	554	534	517	3.7%	3.3%
Horsepower utilization (7):
At period end	94.8%	87.1%	89.2%	8.8%	(2.4)%
Average for the period (8)	92.0%	87.4%	90.5%	5.3%	(3.4)%

(1)

Fleet horsepower is horsepower for compression units that have been delivered to us (and excludes units on order). As of December 31, 2017, we had 147,500 and 5,520 horsepower on order for delivery during 2018 and 2019, respectively.

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
(7)

Horsepower utilization is calculated as (i) the sum of (a) revenue generating horsepower, (b) horsepower in our fleet that is under contract but is not yet generating revenue, and (c) horsepower not yet in our fleet that is under contract, not yet generating revenue and that is subject to a purchase order, divided by (ii) total available horsepower less idle horsepower that is under repair. Horsepower utilization based on revenue generating horsepower and fleet horsepower was 90.3%, 80.6% and 83.2% at December 31, 2017, 2016 and 2015, respectively.

(8)

Calculated as the average utilization for the months in the period based on utilization at the end of each month in the period.  Average horsepower utilization based on revenue generating horsepower and fleet horsepower was 85.9%, 80.3% and 85.1% for the years ended December 31, 2017, 2016 and 2015, respectively.

The 4.6% increase in fleet horsepower as of December 31, 2017 over the fleet horsepower as of December 31, 2016 was attributable to new compression units added to our fleet to meet then expected demand by new and current customers for compression services. The 17.1% increase in revenue generating horsepower as of December 31, 2017 over December 31, 2016 was primarily due to organic growth in our active fleet and redeployment of previously idle equipment. The 3.7% increase in average horsepower per revenue generating compression unit as of December 31, 2017 over December 31, 2016 was primarily due to the addition of large horsepower compression units in the operating fleet. The 2.2% decrease in average revenue per revenue generating horsepower per month for the year ended December 31, 2017 over December 31, 2016 was primarily due to (1) reduced pricing in the small horsepower portion of our fleet in the current period and (2) an increase in the average horsepower per revenue generating compression unit in the current period, resulting from an increase in the number of large horsepower compression units which typically generate lower average revenue per revenue generating horsepower than do small horsepower compression units.

The 0.5% increase in fleet horsepower as of December 31, 2016 over the fleet horsepower as of December 31, 2015 was attributable to new compression units added to our fleet to meet then expected demand by new and current customers for compression services. The 2.6% decrease in revenue generating horsepower as of December 31, 2016 over December 31, 2015 was primarily due to an increase in the amount of time required to contract services for new compression units and an increase in the amount of compression units returned to us. The 3.3% increase in average horsepower per revenue generating compression unit as of December 31, 2016 over December 31, 2015 was primarily due to the addition of large horsepower compression units in the operating fleet and the decline in utilization of small horsepower units over the year ended December 31, 2016. The 3.1% decrease in average revenue per revenue generating horsepower per month for the year ended December 31, 2016 over December 31, 2015 was primarily due to (1) reduced pricing in the small horsepower portion of our fleet in the current period and (2) an increase in the average horsepower per revenue generating compression unit in the current period, resulting from an increase in the number of large horsepower compression units which typically generate lower average revenue per revenue generating horsepower than do small horsepower compression units.

Average horsepower utilization increased to 92.0% during the year ended December 31, 2017 compared to 87.4% during the year ended December 31, 2016. The 4.6% increase in average horsepower utilization was primarily attributable to the following changes as a percentage of total available horsepower: (1) a 6.9% increase in horsepower that is under contract but not yet generating revenue and (2) a 1.9% decrease in our average fleet of compression units returned to us not yet under contract, offset by (3) a 4.0% decrease in idle horsepower under repair, which is excluded from the average horsepower utilization calculation until such repair is complete.  We believe the increase in average horsepower utilization is the result of increased demand for our services commensurate with increased operating activity in the oil and gas industry. The above noted fluctuation in utilization components also describes the changes in period end horsepower utilization as of December 31, 2017 compared to December 31, 2016.

Average horsepower utilization decreased to 87.4% during the year ended December 31, 2016 compared to 90.5% during the year ended December 31, 2015. The 3.1% decrease in average horsepower utilization was primarily attributable to the following changes as a percentage of total available horsepower: (1) a 3.7% increase in our average fleet of compression units returned to us not yet under contract and (2) a 1.0% decrease in horsepower that was on-contract or pending-contract but not yet active.  The decrease in average horsepower utilization was offset by a 2.6% increase in idle horsepower under repair, which is excluded from the average horsepower utilization calculation until such repair is complete. We believe the decrease in average horsepower utilization was the result of a delay in planned projects of certain of our customers, continued optimization of existing compression service requirements by our customers and our selective pursuit of what we deemed to be the most attractive opportunities. The above noted fluctuation in utilization components also describes the changes in period end horsepower utilization, except that we experienced a 1.2% increase in horsepower that was on-contract or pending-contract but not yet active as of December 31, 2016 compared to December 31, 2015.

Average horsepower utilization based on revenue generating horsepower and fleet horsepower increased to 85.9% during the year ended December 31, 2017 compared to 80.3% during the year ended December 31, 2016. The 5.6% increase was primarily attributable to the following changes as a percentage of total fleet horsepower: (1) a 4.0% decrease in idle horsepower under repair and (2) a 2.0% decrease in our average idle fleet composed of new compression units offset by (3) a 0.4% increase in our average idle fleet from compression units returned to us. The overall decrease in idle horsepower is the result of increased demand for our services commensurate with increased operating activity in the oil and gas industry. These factors also describe the variances in period end horsepower utilization based on revenue generating horsepower and fleet horsepower between the year ended December 31, 2017 and the year ended December 31, 2016.

Average horsepower utilization based on revenue generating horsepower and fleet horsepower decreased to 80.3% during the year ended December 31, 2016 compared to 85.1% during the year ended December 31, 2015. The 4.8% decrease was primarily attributable to the following changes as a percentage of total fleet horsepower: (1) a 4.7% increase in our average idle fleet from compression units returned to us and (2) a 2.6% increase in idle horsepower under repair offset by (3) a 2.4% decrease in our average idle fleet composed of new compression units. The increase in units returned to us is believed to be a result of our customers’ optimization of their compression service requirements. These factors also describe the variances in period end horsepower utilization based on revenue generating horsepower and fleet horsepower between the year ended December 31, 2016 and the year ended December 31, 2015.

Financial Results of Operations

Year ended December 31, 2017 compared to the year ended December 31, 2016

The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Year Ended December 31,		Percent
	2017	2016	Change
Revenues:
Contract operations	$264,315	$246,950	7.0%
Parts and service	15,907	18,971	(16.2)%
Total revenues	280,222	265,921	5.4%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	92,591	88,161	5.0%
Gross operating margin	187,631	177,760	5.6%
Other operating and administrative costs and expenses:
Selling, general and administrative	47,483	44,483	6.7%
Depreciation and amortization	98,603	92,337	6.8%
Loss (gain) on disposition of assets	(507)	772	165.7%
Impairment of compression equipment	4,972	5,760	(13.7)%
Total other operating and administrative costs and expenses	150,551	143,352	5.0%
Operating income	37,080	34,408	7.8%
Other income (expense):
Interest expense, net	(25,129)	(21,087)	19.2%
Other	27	35	(22.9)%
Total other expense	(25,102)	(21,052)	19.2%
Income before income tax expense	11,978	13,356	(10.3)%
Income tax expense	538	421	27.8%
Net income	$11,440	$12,935	(11.6)%

Contract operations revenue. During 2017, we experienced a year-to-year increase in demand for our compression services driven by increased operating activity in natural gas and crude oil production, resulting in a $17.4 million increase in our contract operations revenue. Average revenue generating horsepower increased 9.3% during the year ended December 31, 2017 over December 31, 2016 while average revenue per revenue generating horsepower per month decreased from $15.41 for the year ended December 31, 2016 to $15.07 for the year ended December 31, 2017, a decrease of 2.2%, attributable, in part, to reduced pricing in the current period in the small horsepower portion of our fleet. The decrease in average revenue per revenue generating horsepower per month was also attributable to the 3.7% increase in the average horsepower per revenue generating compression unit in the current period, as large horsepower compression units typically generate lower average monthly revenue per revenue generating horsepower than do small horsepower compression units. Average revenue per revenue generating horsepower per month associated with our compression services provided on a month-to-month basis did not significantly differ from the average revenue per revenue generating horsepower per month associated with our compression services provided under contracts in the primary term. Our contract operations revenue was not materially impacted by any renegotiations of our contracts during the period with our customers.

Parts and service revenue. Parts and service revenue was earned primarily on the installation of equipment ancillary to compression operations. The $3.1 million decrease in parts and service revenue was primarily attributable to (1) an $8.3 million decrease in revenue associated with installation services offset by (2) a $4.1 million increase in maintenance work on units at our customers' locations that are outside the scope of our core maintenance activities and (3) a $1.4 million increase in freight and crane charges that are directly reimbursable by our customers.   We offer these

services as a courtesy to our customers and the demand fluctuates from period to period based on the varying needs of our customers.

Cost of operations, exclusive of depreciation and amortization. The $4.4 million increase in cost of operations was primarily attributable to (1) a $7.4 million increase in direct expenses, such as parts and fluids expenses and (2) a $2.4 million increase in direct labor expenses offset by (3) a $3.5 million decrease in retail parts and service expenses, which have a corresponding decrease in parts and service revenue, and (4) a $2.7 million decrease in property and other taxes. The increase in direct parts, fluids and labor are primarily driven by the increase in average revenue generating horsepower during the current period.

Gross operating margin. The $9.9 million increase in gross operating margin was primarily due to an increase in revenues, partially offset by an increase in operating expenses during the year ended December 31, 2017.

Selling, general and administrative expense.  The $3.0 million increase in selling, general and administrative expense for the year ended December 31, 2017 was primarily attributable to (1) a $1.3 million increase in unit-based compensation expense, (2) a $0.8 million increase in bad debt expense, due to a $1.1 million recovery of bad debt expense during the year ended December 31, 2016 compared to a $0.3 million recovery during the year ended December 31, 2017 and (3) $0.5 million increase in transaction expenses related to potential acquisitions. Unit-based compensation expense increased primarily due to a greater fair value assigned to the 2016 “Performance Units” that are subject to market criteria and which were measured using the Monte Carlo simulation model as of December 31, 2017.

Depreciation and amortization expense. The $6.3 million increase in depreciation expense was primarily related to an increase in gross property and equipment balances during the year ended December 31, 2017 compared to gross balances during the year ended December 31, 2016.

Loss (gain) on disposition of assets.  During the year ended December 31, 2017, the $0.5 million gain was primarily attributable to the sale of select compression equipment. During the year ended December 31, 2016, we abandoned certain assets and incurred a $1.0 million loss.

Impairment of compression equipment.  The $5.0 million and $5.8 million impairment charge during the years ended December 31, 2017 and 2016, respectively, were primarily a result of our evaluation of the future deployment of our current idle fleet under the current market conditions. Our evaluation determined that due to certain performance characteristics of the impaired equipment, such as excessive maintenance costs and the inability of the equipment to meet then-current emission standards without retrofitting, this equipment was unlikely to be accepted by customers under then-current market conditions. As a result of our evaluation during the years ended December 31, 2017 and 2016, we determined to retire and either sell or re-utilize the key components of 40 and 29 compression units, with a total of approximately 11,000 and 15,000 horsepower, respectively, that had been previously used to provide compression services in our business.

Interest expense, net.  The $4.0 million increase in interest expense, net was primarily attributable to the impact of an increase in our weighted average interest rate. Our revolving credit facility bore an interest rate of 3.46% and 2.94% at December 31, 2017 and 2016, respectively, and a weighted-average interest rate of 3.14% and 2.55% during the years ended December 31, 2017 and 2016, respectively. The impact of the increase in interest rate was partially offset by the impact of an $8.9 million decrease in average outstanding borrowings under our revolving credit facility. Average borrowings under the facility were $734.6 million for the year ended December 31, 2017 compared to $743.5 million for the year ended December 31, 2016.

Income tax expense. This line item represents the Revised Texas Franchise Tax (“Texas Margin Tax”) and change in deferred tax liability, which is materially consistent between both periods.

Year ended December 31, 2016 compared to the year ended December 31, 2015

The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Year Ended December 31,		Percent
	2016	2015	Change
Revenues:
Contract operations	$246,950	$263,816	(6.4)%
Parts and service	18,971	6,729	181.9%
Total revenues	265,921	270,545	(1.7)%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	88,161	81,539	8.1%
Gross operating margin	177,760	189,006	(6.0)%
Other operating and administrative costs and expenses:
Selling, general and administrative	44,483	40,950	8.6%
Depreciation and amortization	92,337	85,238	8.3%
Loss (gain) on disposition of assets	772	(1,040)	174.2%
Impairment of compression equipment	5,760	27,274	(78.9)%
Impairment of goodwill	—	172,189	* %
Total other operating and administrative costs and expenses	143,352	324,611	(55.8)%
Operating income (loss)	34,408	(135,605)	125.4%
Other income (expense):
Interest expense	(21,087)	(17,605)	19.8%
Other	35	22	59.1%
Total other expense	(21,052)	(17,583)	19.7%
Income (loss) before income tax expense	13,356	(153,188)	108.7%
Income tax expense	421	1,085	(61.2)%
Net income (loss)	$12,935	$(154,273)	108.4%

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

Income tax expense. This line item represents the Texas Margin Tax. The decrease in income tax expense for the year ended December 31, 2016 compared to December 31, 2015 was primarily associated with the establishment of a deferred tax liability reflecting the book/tax basis difference in our property and equipment during the year ended December 31, 2015.

Other Financial Data

The following table summarizes other financial data for the periods presented (dollars in thousands):

	Year Ended December 31,					Percent Change
Other Financial Data: (1)	2017		2016		2015	2017	2016
Gross operating margin	$187,631		$177,760		$189,006	5.6%	(6.0)%
Gross operating margin percentage (2)	67.0%		66.8%		69.9%	0.3%	(4.4)%
Adjusted EBITDA	$155,703		$146,648		$153,572	6.2%	(4.5)%
Adjusted EBITDA percentage (2)	55.6%		55.2%		56.8%	0.7%	(2.8)%
DCF (3)	$118,330		$118,329		$120,850	0.0%	(2.1)%
DCF Coverage Ratio (3)	0.89	x	1.00	x	1.17	(11.0)%	(14.5)%
Cash Coverage Ratio (3)	1.02	x	1.26	x	2.58	(19.0)%	(51.2)%

(1)

Gross operating margin, Adjusted EBITDA, DCF, DCF Coverage Ratio and Cash Coverage Ratio are all non-GAAP financial measures. Definitions of each measure, as well as reconciliations of each measure to its most directly comparable financial measure(s) calculated and presented in accordance with GAAP, can be found under the caption “Non-GAAP Financial Measures” in Part II, Item 6.

(2)	Gross operating margin percentage and Adjusted EBITDA percentage are calculated as a percentage of revenue.
(3)

Definitions of DCF and DCF Coverage Ratio can be found under the caption “Non-GAAP Financial Measures” in Part II, Item 6. The DCF and DCF Coverage Ratios presented here are based on a weighted average of units outstanding. For the years ended December 31, 2016 and 2015, the DCF Coverage Ratio based on the actual units outstanding at the respective record dates was 0.98x and 1.15x, respectively, and the Cash Coverage Ratio based on actual units outstanding at the respective record dates for these same periods was 1.23x and 2.48x, respectively.

Adjusted EBITDA. The $9.1 million, or 6.2%, increase in Adjusted EBITDA during the year ended December 31, 2017 was primarily attributable to a $9.9 million increase in gross operating margin offset by $0.9 million higher selling, general and administrative expenses, excluding unit-based compensation expense, severance charges and transaction expenses, during the year ended December 31, 2017.

The $6.9 million, or 4.5%, decrease in Adjusted EBITDA during the year ended December 31, 2016 was primarily attributable to an $11.2 million decrease in gross operating margin offset by $4.4 million lower selling, general and administrative expenses, excluding unit-based compensation expense, severance charges and transaction expenses, during the year ended December 31, 2016.

Distributable Cash Flow. DCF during the year ended December 31, 2017 was materially consistent with DCF during the year ended December 31, 2016 primarily due to $9.9 million increase in gross operating margin, offset by $4.8 million higher maintenance capital expenditures, $4.0 million higher cash interest expense, net and $0.9 million higher selling, general and administrative expenses, excluding unit-based compensation expense, severance charges and transaction expenses during the comparable period.

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

Coverage Ratios. The decrease in DCF Coverage Ratio is due to a greater number of common units outstanding as of the respective record dates during the year ended December 31, 2017. The disproportionate decrease in Cash Coverage Ratio (as compared to DCF Coverage Ratio) is due to period-to-period decreases in DRIP participation.

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

We believe cash generated by operating activities and, where necessary, borrowings under our revolving credit facility will be sufficient to service our debt, fund working capital, fund our estimated expansion capital expenditures, fund our maintenance capital expenditures and pay distributions through 2018. Because we distribute all of our available cash, which excludes prudent operating reserves, we expect to fund any future expansion capital expenditures or acquisitions primarily with capital from external financing sources, such as borrowings under our revolving credit facility and issuances of debt and equity securities, including under the DRIP.

If the CDM Acquisition and other transactions described in Item 1 (“Business—Recent Developments”) are consummated, our capital expenditure requirements may increase significantly. We expect to fund any increase in capital expenditures with cash generated by operating activities and borrowings under our revolving credit facility.

We are not aware of any regulatory changes or environmental liabilities that we currently expect to have a material impact on our current or future operations. Please see “—Capital Expenditures” below.

Cash Flows

The following table summarizes our sources and uses of cash for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$124,644	$103,697	$117,401
Net cash used in investing activities	(105,231)	(50,831)	(278,158)
Net cash provided by (used in) financing activities	(19,431)	(52,808)	160,758

Net cash provided by operating activities.  The $20.9 million increase in net cash provided by operating activities for the year ended December 31, 2017 was due primarily to $9.9 million higher gross operating margin, adjustments to non-cash and other items and changes in our working capital.

The $13.7 million decrease in net cash provided by operating activities for the year ended December 31, 2016 was due primarily to $11.2 million lower gross operating margin, adjustments to non-cash and other items and changes in our working capital.

Net cash used in investing activities. For the year ended December 31, 2017, net cash used in investing activities related primarily to purchases of new compression units, reconfiguration costs and related equipment.

For the year ended December 31, 2016, net cash used in investing activities related primarily to purchases of new compression units, reconfiguration costs and related equipment. We significantly reduced our purchases of new compression units during 2016 due to the reduced activity levels in the overall energy market.

For the year ended December 31, 2015, net cash used in investing activities related primarily to purchases of new compression units and related equipment in response to increased demand for our services and maintenance capital expenditures made to maintain or replace existing assets and operating capacity, partially offset by $1.7 million of proceeds from the disposition of equipment during 2015 and $1.2 million of proceeds from insurance recoveries on previously impaired compression units during 2015.

Net cash provided by financing activities.  During 2017, we borrowed $97.5 million, on a net basis, on our revolving credit facility from which we borrow primarily to support our purchases of new compression units, reconfiguration costs and related equipment, as described above. Additionally, we made cash distributions to our unitholders of $114.1 million and paid $2.8 million in cash related to the net settlement of unit-based awards.

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

For the year ended December 31, 2015, we borrowed $134.3 million, on a net basis, primarily to support our purchases of new compression units and related equipment, as described above. During 2015, we completed a public equity offering and a private placement and utilized combined net proceeds of $75.1 million to reduce indebtedness outstanding under our revolving credit facility. Additionally, in January 2015, we paid various loan fees and incurred costs of $3.4 million related to an amendment to our revolving credit facility. During 2015, we made cash distributions to our unitholders of $45.1 million.

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

We classify capital expenditures as maintenance or expansion on an individual asset basis. Over the long term, we expect that our maintenance capital expenditure requirements will continue to increase as the overall size and age of our fleet increases. Our aggregate maintenance capital expenditures for the years ended December 31, 2017 and 2016 were $12.6 million and $7.7 million, respectively. We currently plan to spend approximately $15 million in maintenance capital expenditures during 2018, including parts consumed from inventory.

Given our growth objectives and anticipated demand from our customers as a result of the increasing natural gas activity described above under the heading “—General Trends and Outlook,” we anticipate that we will continue to make significant expansion capital expenditures.  Without giving effect to any equipment we may acquire pursuant to any current or future acquisitions, we currently have budgeted between $130 million and $140 million in expansion capital expenditures during 2018. Our expansion capital expenditures for the years ended December 31, 2017 and 2016 were $116.9 million and $40.9 million, respectively.

Revolving Credit Facility

As of December 31, 2017, we were in compliance with all of our covenants under our revolving credit facility. As of December 31, 2017, we had outstanding borrowings under our revolving credit facility of $782.9 million, $272.1 million of borrowing base availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $101.6 million. The borrowing base consists of eligible accounts receivable, inventory and compression units. One of the financial covenants under our revolving credit facility permits a maximum leverage ratio of (A) 5.25 to 1.0 as of the end of the fiscal quarter ending December 31, 2017 and (B) 5.00 to 1.0 thereafter. As of February 8, 2018, we had outstanding borrowings of $815.0 million. We expect to remain in compliance with our covenants throughout 2018. If our current cash flow projections prove to be inaccurate, we expect to be able to remain in compliance with such financial covenants by one or more of the following actions: issue debt and equity securities in conjunction with the acquisition of another business; issue equity in a public or private offering; request a modification of our covenants from our bank group; reduce distributions from our current distribution rate or obtain an equity infusion pursuant to the terms of our revolving credit facility.

For a more detailed description of our revolving credit facility including the covenants and restrictions contained therein, please refer to Note 7 to our consolidated financial statements.

Commitment Letter

In connection with the CDM Acquisition, on January 15, 2018, we entered into a commitment letter with JPMorgan Chase Bank, N.A. and Barclays Bank PLC, as modified by the joinder to commitment letter and bridge fee letter entered into by the Partnership, JPMorgan Chase Bank, N.A. and Barclays Bank PLC with each of Regions Bank, Royal Bank of Canada, Wells Fargo Bank, N.A., MUFG Union Bank, N.A., a member of MUFG, a global financial group, The Bank of Nova Scotia and SunTrust Bank and certain affiliates of such parties (the “Commitment Letter”). The Commitment Letter provides for senior unsecured bridge loans in an aggregate amount up to $725 million (the “Bridge Loans”). The proceeds of such Bridge Loans may be used (a) to finance a portion of the purchase price of the CDM Acquisition and (b) to pay fees and expenses incurred in connection therewith. The availability of the borrowings is subject to the satisfaction of certain customary conditions.

Distribution Reinvestment Plan

During the year ended December 31, 2017, distributions of $20.3 million were reinvested under the DRIP resulting in the issuance of 1.2 million common units. Such distributions are treated as non-cash transactions in the accompanying Consolidated Statements of Cash Flows included under Part IV, Item 15 of this report.

For a more detailed description of the DRIP, please refer to Note 8 to our consolidated financial statements.

Total Contractual Cash Obligations

The following table summarizes our total contractual cash obligations as of December 31, 2017:

	Payments Due by Period
					More than
Contractual Obligations	Total	1 year	2 - 3 years	4 - 5 years	5 years
	(in thousands)
Long-term debt (1)	$782,902	$—	$782,902	$—	$—
Interest on long-term debt obligations (2)	54,622	27,088	27,534	—	—
Equipment/capital purchases (3)	122,156	119,656	2,500	—	—
Operating lease obligations (4)	2,946	1,517	1,357	72	—
Total contractual cash obligations	$962,626	$148,261	$814,293	$72	$—

(1)	We assumed that the amount outstanding under our revolving credit facility at December 31, 2017 would be repaid in January 2020, the maturity date of the facility.
(2)	Represents future interest payments under our revolving credit facility based on the interest rate as of December 31, 2017 of 3.46%.
(3)	Represents commitments for new compression units that are being fabricated, and is a component of our overall projected expansion capital expenditures during 2018 of $130 million to $140 million.
(4)	Represents commitments for future minimum lease payments on noncancelable leases.

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

On October 1, 2017 and 2016, we performed our annual goodwill impairment test, wherein we compared the estimated fair value of our single reporting unit to its carrying value. The estimated fair value of our reporting unit, measured based on market capitalization, as of October 1, 2017 and 2016 exceeded its carrying value in excess of 20% and we concluded that our goodwill was not impaired. We recorded no goodwill impairment charges for the years ended December 31, 2017 and 2016. We had approximately $35.9 million of goodwill recorded on the balance sheet as of December 31, 2017 and 2016.

On October 1, 2015, we performed our annual goodwill impairment test and concluded that our goodwill was not impaired. We updated our impairment test as of December 31, 2015 as certain potential impairment indicators were identified during the fourth quarter, specifically (1) the decline in the market price of our common units, (2) the sustained decline in global commodity prices, and (3) the decline in performance of the Alerian MLP Index, which indicated the reporting unit had a fair value that was less than its carrying value as of December 31, 2015. We prepared a quantitative assessment as of December 31, 2015 which indicated that the calculated fair value was less than the carrying value. We subsequently performed “step two” impairment test for our reporting unit under which we treated our business as if it had been acquired in a business combination as of December 31, 2015 and assigned the fair value of the reporting unit to all of our assets and liabilities. The carrying value of the goodwill was compared to the new implied fair value of goodwill and an impairment was recognized for the amount of the carrying value that exceeded the implied fair value. Based on that step two impairment test, we recognized a non-cash impairment charge of $172.2 million. We had approximately $35.9 of goodwill remaining on the balance sheet as of December 31, 2015 following this impairment.

As discussed above, estimates of fair value can be affected by a variety of external and internal factors. Volatility in crude oil prices can cause disruptions in global energy industries and markets. Potential events or circumstances that could reasonably be expected to negatively affect the key assumptions we used in estimating the fair value of our reporting unit include the consolidation or failure of crude oil and natural gas producers, which may result in a smaller market for services and may cause us to lose key customers, and cost-cutting efforts by crude oil and natural gas producers, which may cause us to lose current or potential customers or achieve less revenue per customer. We continue to monitor the remaining $35.9 million of goodwill and if the estimated fair value of our reporting unit declines due to any of these or other factors, we may be required to record future goodwill impairment charges.

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

Allowances and Reserves

We maintain an allowance for doubtful accounts based on specific customer collection issues and historical experience. The determination of the allowance for doubtful accounts requires us to make estimates and judgments regarding our customers’ ability to pay amounts due. On an ongoing basis, we conduct an evaluation of the financial strength of our customers based on payment history, the overall business climate in which our customers operate and specific identification of customer bad debt and make adjustments to the allowance as necessary. Our evaluation of our customers’ financial strength is based on the aging of their respective receivables balance, customer correspondence, financial information and third-party credit ratings. Our evaluation of the business climate in which our customers operate is based on a review of various publicly-available materials regarding our customers’ industries, including the solvency of various companies in the industry.

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

ITEM 7A.Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to any natural gas or crude oil in connection with our services and, accordingly, have no direct revenue exposure to fluctuating commodity prices. However, the demand for our compression services depends upon the continued demand for, and production of, natural gas and crude oil. Lower natural gas prices or crude oil prices over the long term could result in a decline in the production of natural gas or crude oil, which could result in reduced demand for our compression services. We do not intend to hedge our indirect exposure to fluctuating commodity prices. A 1% decrease in average revenue generating horsepower of our active fleet during the year ended December 31, 2017 would have resulted in a decrease of approximately $2.7 million and $1.8 million in our revenue and gross operating margin, respectively. Gross operating margin is a non-GAAP financial measure. For a reconciliation of gross operating margin to net income (loss), its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read Part II, Item 6 (“—Non-GAAP Financial Measures”). Please also read Part I, Item 1A (“Risk Factors—Risks Related to Our Business—A long-term reduction in the demand for, or production of, natural gas or crude oil in the locations where we operate could adversely affect the demand for our services or the prices we charge for our services, which could result in a decrease in our revenues and cash available for distribution to unitholders”).

Interest Rate Risk

We are exposed to market risk due to variable interest rates under our financing arrangements.

As of December 31, 2017, we had approximately $782.9 million of variable-rate outstanding indebtedness at a weighted-average interest rate of 3.14%. A 1% increase or decrease in the effective interest rate on our variable-rate outstanding debt as of December 31, 2017 would result in an annual increase or decrease in our interest expense of approximately $7.8 million.

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

ITEM 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2017 at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, our management believes that, as of December 31, 2017, our internal control over financial reporting was effective. This report does not include an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for emerging growth companies.

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

The board of directors of our general partner is currently comprised of eight members, all of whom have been designated by USA Compression Holdings and three of whom are independent as defined under the independence standards established by the NYSE. The NYSE does not require a listed limited partnership like us to have a majority of independent directors on the board of directors of our general partner or to establish a compensation committee or a nominating committee.

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

Independent Directors. The board of directors of our general partner has determined that Robert F. End, Jerry L. Peters, and Forrest E. Wylie are independent directors under the standards established by the NYSE and the Exchange Act. The board of directors of our general partner considered all relevant facts and circumstances and applied the independent guidelines of the NYSE and the Exchange Act in determining that none of these directors has any material relationship with us, our management, our general partner or its affiliates or our subsidiaries.

Effective October 15, 2017, John D. Chandler resigned from the board of directors of our general partner for personal reasons as he accepted a position with another publicly traded company. Mr. Chandler’s resignation did not arise from any disagreement with the general partner, its management or its Board of Directors on any matter relating to the general partner’s, or the Partnership’s, operations, policies or practices, the general direction of the general partner or the Partnership, or Mr. Chandler’s role on the Board of Directors.  Effective October 16, 2017, the board of directors of our general partner appointed Jerry L. Peters to serve as a director on the board of directors of our general partner to fill the vacancy created by Mr. Chandler’s resignation. As Mr. Chandler served as the chairman of the Audit Committee, Mr. Peters was appointed by the board of directors of our general partner to the audit committee of the board of directors of our general partner and to serve as the chairman of the audit committee.

In October 2014, Mr. Chandler was appointed to serve on the board of directors and the audit committee of one of our customers.  During the period of Mr. Chandler’s directorship for the year ended December 31, 2017, subsidiaries of this customer made compression service payments to us of approximately $5.7 million.  The board of directors of our general partner made a determination that the relationship with this customer did not preclude the independence of Mr. Chandler.

Since September 2012, Mr. Peters has served on the board of directors and the audit committee of one of our customers.  During the period of Mr. Peters’ directorship for the year ended December 31, 2017, subsidiaries of this customer made compression service payments to us of approximately $0.3 million. The board of directors of our general partner made a determination that the relationship with this customer did not preclude the independence of Mr. Peters.

Audit Committee. The board of directors of our general partner has appointed an audit committee comprised solely of directors who meet the independence and experience standards established by the NYSE and the Exchange Act. The audit committee consists of Robert F. End, Jerry L. Peters and Forrest E. Wylie. Mr. Peters serves as chairman of the audit committee. The board of directors of our general partner has determined that Mr. Peters is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of SEC Regulation S-K, and that each of Messrs. End, Peters and Wylie is “independent” within the meaning of the applicable NYSE and Exchange Act rules regulating audit committee independence. The audit committee assists the board of directors of our general partner in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and corporate policies and controls. The audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof, and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm will be given unrestricted access to the audit committee. A copy of the charter of the audit committee is available under the Investor Relations tab on our website at usacompression.com. We also will provide a copy of the charter of the audit committee to any of our unitholders without charge upon written request to Investor Relations, 100 Congress Avenue, Suite 450, Austin, TX 78701.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the board of directors and executive officers of our general partner, and persons who own more than 10 percent of a registered class of our equity securities, to file with the SEC and any exchange or other system on which such securities are traded or quoted initial reports of ownership and reports of changes in ownership of our common units and other equity securities. Officers, directors and greater than 10 percent unitholders are required by the SEC’s regulations to furnish to us and any exchange or other system on which such securities are traded or quoted with copies of all Section 16(a) forms they filed with the SEC. To our knowledge, based solely on a review of the copies of such reports furnished to us, we believe that all reporting obligations of the officers and directors of our general partner and greater than 10 percent unitholders under Section 16(a) were satisfied during the year ended December 31, 2017.

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

Directors and Executive Officers

The following table shows information as of February 8, 2018 regarding the current directors and executive officers of USA Compression GP, LLC.

Name	Age	Position with USA Compression GP, LLC
Eric D. Long	59	President and Chief Executive Officer and Director
William G. Manias	55	Vice President and Chief Operating Officer
Matthew C. Liuzzi	43	Vice President, Chief Financial Officer and Treasurer
Christopher W. Porter	34	Vice President, General Counsel and Secretary
David A. Smith	55	Vice President and President, Northeast Region
Sean T. Kimble	53	Vice President, Human Resources
Jerry L. Peters	60	Director
Jim H. Derryberry	73	Director
Robert F. End	62	Director
William H. Shea, Jr.	63	Director
Olivia C. Wassenaar	38	Director
Forrest E. Wylie	54	Director
Michael A. Wichterich	50	Director

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

Jerry L. Peters has served as a director of USA Compression GP, LLC since October 2017.  Additionally, Mr. Peters serves as the chairman and financial expert of the Audit Committee of our general partner. Mr. Peters served as the Chief Financial Officer of Green Plains Inc., a publicly traded vertically-integrated ethanol producer, from June 2007 until his retirement in September 2017.  In 2015, Mr. Peters was appointed Chief Financial Officer and Director of the general partner of Green Plains Partners LP, a publicly traded partnership engaged in fuel storage and transportation services.  He retired from his role as Chief Financial Officer of the general partner of Green Plains Partners LP in September 2017, but remains on the board of directors.  Prior to joining Green Plains, Mr. Peters served as Senior Vice President—Chief Accounting Officer for ONEOK Partners, L.P. from May 2006 to April 2007, as its Chief Financial Officer from July 1994 to May 2006, and in various senior management roles prior to that. Prior to joining ONEOK Partners in 1985, he was employed by KPMG LLP as a certified public accountant. Beginning September 2012, Mr. Peters serves on the board of directors, and as chairman of the audit committee, of the general partner of Summit Midstream Partners, LP, a publicly traded partnership focused on midstream energy infrastructure assets. Mr. Peters received his Master of Business Administration from Creighton University with a Finance emphasis and a Bachelor of Science degree in Business Administration from the University of Nebraska—Lincoln.

Mr. Peters’ experience serving on the board of directors of publicly traded limited partnerships, including as chairman of the audit committee, and his financial expertise are key attributes, among others, that make him well qualified to serve on the board of directors of our general partner.

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

Olivia C. Wassenaar has served as a director of USA Compression GP, LLC since June 2011. Ms. Wassenaar was an Associate with Goldman, Sachs & Co. in the Global Natural Resources investment banking group from July 2007 to August 2008, where she focused on mergers, equity and debt financings and leveraged buyouts for energy, power and renewable energy companies. Ms. Wassenaar joined Riverstone in September 2008 as Vice President, and has served as a Principal from May 2010 to February 2014 and as a Managing Director since February 2014. In this capacity, she invests in and monitors investments in the midstream and exploration & production sectors of the energy industry. Ms. Wassenaar has also served on the board of directors of Northern Blizzard Resources Inc. from 2011 to 2017 and on the board of directors of the general partner of Niska Gas Storage Partners LLC from July 2014 to July 2016, as well as various private portfolio companies sponsored by Riverstone. Ms. Wassenaar received her A.B., magna cum laude, from Harvard College and earned an M.B.A. from the Wharton School of the University of Pennsylvania.

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

Michael A. Wichterich has served as a director of USA Compression GP, LLC since October 2017. Mr. Wichterich has been in the oil and gas business for 23 years and currently serves as President of Three Rivers Operating Company. He founded the first Three Rivers entity in 2010. Prior to starting Three Rivers, Mr. Wichterich served as Chief Financial Officer of Texas American Resources, which operated wells throughout Texas, Colorado and Wyoming. Mr. Wichterich has also served as a director of Sabine Oil and Gas since July 2016, where he serves on the audit and compensation committees.  He previously served as Chief Financial Officer of Mariner Energy Inc.  He spent seven years with Mariner gaining experience at both offshore Gulf of Mexico and West Texas projects. Prior to that, Mr. Wichterich spent nine years with PWC in its energy auditing practices, leading engagements within the oil and gas industry. Mr. Wichterich is a Certified Public Accountant in the State of Texas and is a graduate of the University of Texas.

Mr. Wichterich’s experience in the energy industry, through his prior position as the CFO of multiple energy entities and the past employment described above, has given him a unique understanding of the energy business that makes him a valuable member of the board of directors of our general partner.

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

Executive Summary

This Executive Compensation disclosure provides an overview of the executive compensation program for our named executive officers identified below. Our general partner intends to provide our named executive officers with compensation that is significantly performance based. For the year ended December 31, 2017, our named executive officers (“NEOs”) were:

•	Eric D. Long, President and Chief Executive Officer;

•	William G. Manias, Vice President and Chief Operating Officer; and

•	Matthew C. Liuzzi, Vice President, Chief Financial Officer and Treasurer.

Summary Compensation Table

The following table sets forth certain information with respect to the compensation paid to our NEOs for the years ended December 31, 2017 and 2016.

					All Other
				Unit Awards	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	($) (2)	($)		Total ($)
Eric D. Long	2017	625,233	721,436	1,953,127	755,233	(3)	4,055,029
President and Chief Executive Officer	2016	607,019	773,419	1,892,893	742,412		4,015,743
William G. Manias	2017	423,886	396,711	993,108	389,700	(4)	2,203,405
Vice President and Chief Operating Officer	2016	411,538	416,353	1,069,430	380,616		2,277,937
Matthew C. Liuzzi	2017	375,538	329,496	782,050	313,209	(5)	1,800,293
Vice President, Chief Financial Officer and Treasurer	2016	362,885	381,399	852,693	306,589		1,903,566

(1)

Represents the awards earned under annual cash incentive bonus program for the years ended December 31, 2017 and 2016, as applicable. For a discussion of the determination of the 2017 bonus amounts, see “—Annual Incentive Compensation for 2017” below.

(2)

On February 13, 2017 and February 11, 2016, each of our NEOs received an award of time-based and performance-based phantom units under our long-term incentive plan (“LTIP”). Each phantom unit is the economic equivalent of one common unit, although the performance-based awards could be settled at 200% of target levels in the event that the performance goals are satisfied at such levels. The phantom unit values reflect the grant date fair value of the awards calculated in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) Topic 718, disregarding the estimate of forfeitures. For a discussion of the assumptions utilized in determining the fair value of these awards, please see Note 9 to our consolidated financial statements. With respect to the performance-based awards, the value of the awards has been reflected at the probable outcome of performance conditions as of the grant date for accounting purposes. If the awards were to be reflected at maximum amounts, the year 2017 amounts reflected in the table above would be increased by the following amounts: Mr. Long, $450,907; Mr. Manias, $229,278; and Mr. Liuzzi, $180,540.  The year 2016 amounts reflected in the table above would be increased by the following amounts: Mr. Long, $434,412; Mr. Manias, $245,430; and Mr. Liuzzi, $195,693.

(3)

Includes $710,538 of distribution equivalent rights (“DERs”), $18,000 of automobile allowance, $8,100 of employer contributions under the 401(k) plan, $3,843 of parking, $3,574 of club membership dues, $9,178 of personal administrative assistant support and $2,000 of personal tax support. Please see a description of the DERs under “—Discretionary Long-Term Equity Incentive Awards” below.

(4)	Includes $381,568 of DERs, $7,330 of employer contributions under the 401(k) plan and $801 of parking.

(5)	Includes $304,308 in DERs, $8,100 of employer contributions under the 401(k) plan and $801 of parking.

Narrative Disclosure to Summary Compensation Table

Elements of the Compensation Program

Compensation for our NEOs consists primarily of the elements, and their corresponding objectives, identified in the following table.

Compensation Element	Primary Objective

Base salary	To recognize performance of job responsibilities and to attract and retain individuals with superior talent.

Annual incentive compensation	To promote near-term performance objectives and reward individual contributions to the achievement of those objectives.

Discretionary long-term equity incentive awards	To emphasize long-term performance objectives, encourage the maximization of unitholder value and retain key executives by providing an opportunity to participate in the ownership of our partnership.

Severance benefits	To encourage the continued attention and dedication of key individuals and to focus the attention of such key individuals when considering strategic alternatives.

Retirement savings (401(k)) plan	To provide an opportunity for tax-efficient savings.

Other elements of compensation and perquisites	To attract and retain talented executives in a cost-efficient manner by providing benefits with high perceived values at relatively low cost.

Base Compensation For 2017 and 2018

Base salaries for our NEOs have generally been set at a level deemed necessary to attract and retain individuals with superior talent. Base salary increases are determined based upon the job responsibilities, demonstrated proficiency and performance of the executive officers and market conditions, each as assessed by the board of directors of our general partner or the chief executive officer (for non-chief executive officer compensation) in conjunction with the compensation committee. For 2017 and 2018, in connection with determining base salaries for each of our NEOs, the board of directors of our general partner, compensation committee and chief executive officer worked with a compensation consultant to determine comparable salaries for our peer group, which we identified based on a review of companies in our industry with similar characteristics.

Based upon discussions with the compensation consultant with respect to a review of base salary information of companies within our peer group, the board of directors of our general partner has determined to target base salaries directly in-line with our peer group. For 2017 and 2018, the board of directors of our general partner determined that base salary should be set at approximately the 50th percentile of the peer group. The 2017 and current 2018 base salaries for our NEOs, including for our Chief Executive Officer, are set forth in the following table:

	2017 Base Salary	Current 2018 Base Salary
Name and Principal Position	($)	($)
Eric D. Long, President and Chief Executive Officer	625,931	644,709
William G. Manias, Vice President and Chief Operating Officer	424,361	437,092
Matthew C. Liuzzi, Vice President, Chief Financial Officer and Treasurer	375,960	387,239

Annual Incentive Compensation For 2017

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

The board of directors of our general partner sets a target bonus amount (the “Target Bonus”) for each NEO prior to or during the first quarter of the calendar year. For the year ended December 31, 2017, the Target Bonus for each NEO was $625,934 for Mr. Long, $339,489 for Mr. Manias and $281,970 for Mr. Liuzzi. The Target Bonus is generally subject to the satisfaction of both a partnership performance goal and an individual performance goal. For the year ended December 31, 2017 seventy-five percent (75%) of the Target Bonus was subject to our achievement of our budgeted distributable cash flow level (“DCF”) for the year, as determined by our board of directors of our general partner. Payouts with respect to the portion of the bonus subject to DCF (the “DCF Bonus”) generally do not occur unless we have satisfied the threshold set for DCF. For 2017, the board of directors of our general partner set the budget for DCF at $115.7 million. The threshold, target and maximum requirements for the DCF target for the year ended December 31, 2017, as well as the portion of the DCF Bonus that could become payable if performance was satisfied for the year, are set forth below:

	DCF as a	Percentage of
	Percentage of	DCF
Levels of	Budgeted DCF	Bonus that would
DCF Bonus	for 2017	be Paid

Threshold	80%	50%
Target	100%	100%
Maximum	110%	200%

If DCF performance falls in between threshold and target, or between target and maximum, the amounts payable are adjusted ratably using straight line interpolation. If DCF is satisfied above maximum levels, the potential payment of the DCF Bonus is capped at the maximum level of 200%.

For the year ended December 31, 2017, the remaining twenty-five percent (25%) of the Target Bonus was subject to individual objectives specific to each eligible individual’s role at USAC Management (the “Individual Bonus”). The individual objectives are agreed upon in advance between the NEO and his immediate supervisor (or, with respect to the chief executive officer, between the board of directors of our general partner and the chief executive officer) and such objectives address the key priorities for that NEO’s position. They may include key operating objectives as well as personal development criteria. The Individual Bonus is subject to a maximum payout of 100% of the targeted Individual Bonus amount, although the board of directors of our general partner has discretion to pay out smaller amounts ranging from 0% to 100%, at their sole discretion, after analyzing the individual’s personal performance for the year. In connection with the Individual Bonus for the year ended December 31, 2017, each of the NEOs met with their immediate supervisor (or, with respect to the chief executive officer, the board of directors of our general partner) to set individual objectives that reflected the responsibilities and priorities of their position.

For the year ended December 31, 2017, in the aggregate, the maximum amount payable with respect to a Target Bonus under the Plan is 175%, as the DCF Bonus is capped at 200% of target and the Individual Bonus is capped at 100% of target. Target Bonuses, if any, are paid within one week following delivery by our independent auditor of the audit of our financial statements for the year in which the Target Bonus relates, but in no case later than March 15 of the year following the year in which the Target Bonus relates. For the year ended December 31, 2017, DCF exceeded the target threshold by 2.2%, which resulted in the DCF portion of the Cash Plan (comprising seventy-five percent of the overall Bonus) being paid to each NEO at the rate of 122% for the DCF Bonus. With respect to the Individual Bonus portion of the overall Bonus, each NEO was determined by his immediate supervisor (which in the case of the chief executive officer is the board of directors of our general partner) to have satisfied his individual objectives and therefore was entitled to receive 100% of the Individual Bonus. The awards made pursuant to the Cash Plan with respect to the 2017 year were:

Eric D. Long	$721,436
William G. Manias	$396,711
Matthew C. Liuzzi	$329,496

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

Discretionary Long-Term Equity Incentive Awards

The board of directors of our general partner has adopted an LTIP. The LTIP was designed to promote our interests, as well as the interests of our unitholders, by rewarding the officers, employees and directors of us, our subsidiaries and our general partner for delivering desired performance results, as well as by strengthening our and our general partner’s ability to attract, retain and motivate qualified individuals to serve as officers, employees and directors. The LTIP provides for the grant, from time to time at the discretion of the board of directors of our general partner, of unit awards, restricted units, phantom units, unit options, unit appreciation rights, DERs and other unit-based awards, although in 2017, as well as in 2016, the board of directors of our general partner only granted phantom unit awards pursuant to the LTIP. The outstanding LTIP awards held by our NEOs are reflected in the table below.

During 2017 the board of directors of our general partner granted phantom unit awards to certain key employees, including our NEOs. With respect to our 2017 and 2016 awards, twenty percent (20%) of the phantom unit award to each individual is subject to a performance-based vesting formula and the remaining eighty percent (80%) of the phantom unit award is subject to time-based vesting restrictions. With respect to the time-based phantom unit awards, the awards will vest in three equal annual installments, with the first installment vesting on the first anniversary of the date of grant. With respect to the performance-based phantom unit awards, the awards will vest based upon our level of total unitholder return (“TUR”) relative to a group of peer companies over the period beginning December 31, 2016 and ending December 31, 2019 for the 2017 award, and beginning December 31, 2015 and ending December 31, 2018 for the 2016 award. The peer group companies are the constituent companies in the Alerian Natural Gas MLP Index, as reported in the Alerian Capital Management or other relevant reporter. The performance-based phantom unit awards are granted at a “target” level, but will be eligible to vest from 0%-200% of the target level. Threshold levels (50% of target) are set at the 35th percentile of the constituent companies, target levels (100% of target) are set at the 50th percentile of the constituent companies, and maximum levels (200%) are set at the 90th percentile of the constituent companies. The awards will be adjusted ratably using straight line interpolation for TUR results between threshold and target and between target and maximum.

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

Mr. Long was also granted Class B Units of USA Compression Holdings at the time we were acquired by USA Compression Holdings in 2010. Mr. Manias and Mr. Liuzzi were granted Class B Units of USA Compression Holdings at the time of their employment. The grants the NEOs received had time-based vesting requirements (which, for Mr. Long, were satisfied in full as of December 31, 2013 and, for Mr. Manias and Mr. Liuzzi, were satisfied in full as of December 31, 2017) and are designed not only to compensate but also to motivate and retain the recipients by providing an opportunity for equity ownership by our NEOs. The grants to our NEOs also provide our NEOs with meaningful incentives to increase unitholder value over time. The Class B Units are profits interests that allow our NEOs to participate in the increase in value of USA Compression Holdings over and above an annual and cumulative preferred return hurdle. Available cash will be distributed to the USA Compression Holdings members at such times as determined by its board of managers, at which time the holders of Class B Units could receive distributions if the cash distributed reaches the required distribution hurdles. Distributions to the Class B Unitholders could also occur in connection with a sale or liquidation event of USA Compression Holdings. To date, our NEOs have not received distributions with respect to these awards.

Outstanding Equity Awards as of December 31, 2017

The following table provides information regarding the Class B Units in USA Compression Holdings held by the NEOs as of December 31, 2017. None of our NEOs held any option awards that were outstanding as of December 31, 2016 and 2017. Also reflected within the table are the outstanding phantom units that were granted to our NEOs from the LTIP during the years ended December 31, 2015, 2016 and 2017, respectively.

	Unit Awards
					Equity Incentive Plan Awards
	Number of	Number of		Market	Number of Unearned		Market Value Of
	Class B Units	Outstanding		Value of	Units That Have		Unearned Units That
	That Have Vested but	Phantom Units		Outstanding	Not Vested		Have Not Vested
	Are Still Outstanding	(Time-Based)		Phantom Units	(Performance-Based)		(Performance-Based)
Name	(#)(1)	(#)		($) (5)	(#)		($) (5)
Eric D. Long	481,250
2015 Grant		25,176	(2)	416,411
2016 Grant		134,484	(3)	2,224,365	100,862	(6)	1,668,257
2017 Grant		81,598	(4)	1,349,631	40,800	(7)	674,832
William G. Manias	125,000
2015 Grant		12,168	(2)	201,259
2016 Grant		75,979	(3)	1,256,693	56,984	(6)	942,515
2017 Grant		41,490	(4)	686,245	20,746	(7)	343,139
Matthew C. Liuzzi	62,500
2015 Grant		9,843	(2)	162,803
2016 Grant		60,580	(3)	1,001,993	45,436	(6)	751,511
2017 Grant		32,673	(4)	540,411	16,336	(7)	270,197

(1)

Represents the number of Class B Units in USA Compression Holdings that became vested but had not been settled as of December 31, 2017. These Class B Units vested 25% on the one-year anniversary of the date of grant and 1/36 monthly thereafter; provided that with respect to Mr. Long 50% of the then-unvested portion of Class B Units vested at the time of our initial public offering, which occurred on January 18, 2013.

(2)

Represents the number of phantom units issued on February 19, 2015 pursuant to the LTIP that had not vested as of December 31, 2017. Each phantom unit is the economic equivalent of one common unit. The phantom units are scheduled to vest in three equal annual installments on each subsequent February 15th with the first installment vesting on February 15, 2016. In the event of cessation of the NEO’s service for any reason, all phantom units that have not vested prior to or in connection with such cessation of service shall automatically be forfeited.

(3)

Represents the number of time-based phantom units issued on February 11, 2016 pursuant to the LTIP that had not vested as of December 31, 2017. Each phantom unit is the economic equivalent of one common unit. The phantom units are scheduled to vest in three equal annual installments on each subsequent February 15th with the first installment vesting on February 15, 2017. In the event of cessation of the NEO’s service for any reason, all phantom units that have not vested prior to or in connection with such cessation of service shall automatically be forfeited.

(4)

Represents the number of time-based phantom units issued on February 13, 2017 pursuant to the LTIP that had not vested as of December 31, 2017. Each phantom unit is the economic equivalent of one common unit. The phantom units are scheduled to vest in three equal annual installments on each subsequent February 15th with the first installment vesting on February 15, 2018. In the event of cessation of the NEO’s service for any reason, all phantom units that have not vested prior to or in connection with such cessation of service shall automatically be forfeited.

(5)	Market value is calculated using the value of $16.54, which was the closing price of our common units on December 29, 2017 (as December 31, 2017 was not a trading day).

(6)

Represents the number of performance-based phantom units granted on February 11, 2016 pursuant to the LTIP that had not vested as of December 31, 2017. The number of performance-based phantom units was determined by calculating the level of TUR performance that would have been achieved as of December 31, 2017 with respect to our constituent companies, and reflecting the next highest level of achievement within the table above, which was the maximum level. The performance period for these awards will end on December 31, 2018 and will vest, if at all, based upon the level of TUR performance achieved at that time. Events that could result in accelerated vesting are described below under the heading “Severance and Change in Control Arrangements.”

(7)

Represents the number of performance-based phantom units granted on February 13, 2017 pursuant to the LTIP that had not vested as of December 31, 2017. The number of performance-based phantom units was determined by calculating the level of TUR performance that would have been achieved as of December 31, 2017 with respect to our constituent companies, and reflecting the next highest level of achievement within the table above, which was the maximum level. The performance period for these awards will end on December 31, 2019 and will vest, if at all, based upon the level of TUR performance achieved at that time. Events that could result in accelerated vesting are described below under the heading “Severance and Change in Control Arrangements.”

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

Change in Control Benefits

We generally have double-trigger change in control benefits for our outstanding LTIP awards, although in 2017 and 2016 we granted performance-based phantom unit awards that could become vested upon a change in control. If a change in control occurs, and our NEOs are also terminated without cause or for good reason (each term as defined in the NEO’s employment agreement) in connection with that change in control event, the current time-based LTIP phantom units would become fully vested. One exception to this practice is with respect to our CEO, who would receive immediate vesting of any outstanding time-based phantom units upon the change in control event. The performance-based phantom units granted during 2017 and 2016 will become eligible to vest at target levels in the event of a change in control.  In addition, a portion (subject to the discretion of the compensation committee) of each LTIP award granted to our NEOs during the year ending December 31, 2017 will immediately vest immediately prior to the change in control event. For example, the number of phantom units that would vest upon change in control as a result of the CDM Acquisition would be 192,471 for Mr. Long, 38,865 for Mr. Manias and 30,886 for Mr. Liuzzi.

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

Director Compensation

For the year ended December 31, 2017, Mr. Long, our only NEO who also served as a director, did not receive additional compensation for his service as a director. Mr. Long’s compensation as an executive is reflected in the Summary Compensation Table above. Only the independent members of the board of directors of our general partner receive compensation for their service as directors.

The following table shows the total compensation earned by each independent director during 2017.

	Fees Earned or				All Other
	Paid in Cash		Unit Awards		Compensation	Total
Name	($)		($) (1)		($) (2)	($)
John D. Chandler	85,500		—	(3)	23,861	109,361
Robert F. End	136,000		75,000		23,861	234,861
Forrest E. Wylie	117,000	(4)	75,000		47,725	239,725
Jerry L. Peters	46,500		—		—	46,500

(1)

Represents the grant date fair value of our phantom units, calculated in accordance with ASC 718. For a detailed discussion of the assumptions utilized in coming to these values, please see Note 9 to our consolidated financial statements. As of December 31, 2017, the independent members of the board of directors of our general partner held the following number of outstanding equity awards under the LTIP: Mr. End, 4,073 phantom units; and Mr. Wylie, 8,147 phantom units.

(2)	Amounts in this column reflect the value of DERs, received by the directors with respect to their outstanding phantom unit awards.
(3)	Mr. Chandler’s outstanding equity awards were forfeited upon his resignation during 2017.
(4)	Mr. Wylie elected to receive his annual cash retainer of $75,000 in phantom units that will vest in full on February 15, 2018.

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

•

an annual equity based award in the form of phantom units that will be granted under the LTIP, having a value as of the grant date of $75,000. Phantom unit awards are expected to be subject to vesting conditions (which, for the 2017 phantom unit grants was a one year vesting period). DERs will be paid either on a current or deferred basis, in each case as will be determined at the time of grant of the awards; the 2017 phantom unit awards provided for deferred DERs.

Directors will also receive reimbursement for out-of-pocket expenses associated with attending such board or committee meetings and director and officer liability insurance coverage. Each director will be fully indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law.

ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of our units as of February 8, 2018 held by:

•	each person who beneficially owns 5% or more of our outstanding units;

•	all of the directors of USA Compression GP, LLC;

•	each named executive officer of USA Compression GP, LLC; and

•	all directors and executive officers of USA Compression GP, LLC as a group.

Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them and their address is 100 Congress Avenue, Suite 450, Austin, Texas 78701.

		Percentage of
	Common Units	Common Units
Name of Beneficial Owner	Beneficially Owned	Beneficially Owned
USA Compression Holdings (1)	25,092,196	40.3%
Argonaut (2)	7,715,948	12.4%
Oppenheimer Funds, Inc. (3)	6,529,518	10.5%
Eric D. Long (4)	359,579	*
William G. Manias (5)	161,620	*
Matthew C. Liuzzi (6)	111,764	*
Jerry L. Peters	—	—
Jim H. Derryberry	—	—
William H. Shea, Jr.	—	—
Robert F. End (7)	33,717	*
Olivia C. Wassenaar	—	—
Forrest E. Wylie (8)	54,116	*
All directors and executive officers
as a group (12 persons) (9)	856,973	1.4%

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

(3)

Oppenheimer Funds, Inc. has the shared power to vote or to direct the vote, and the shared power to dispose or to direct the disposition of, 6,529,518 common units based on Amendment No. 8 to Schedule 13G filed on February 6, 2018 with the SEC. The principal business address of Oppenheimer Funds, Inc. is Two World Financial Center, 225 Liberty Street, New York, New York 10281.

(4)

Includes 184,947 common units held directly by Mr. Long, 7,592 common units held by Aladdin Partners, L.P., a limited partnership affiliated with Mr. Long, 45,248 common units held by certain trusts of which Mr. Long is the trustee, 2,174 common units held by Mr. Long’s spouse and 119,618 common units that Mr. Long has the right to acquire within 60 days upon the vesting and/or settlement of his phantom units, subject to compensation committee discretion.  Mr. Long disclaims any beneficial ownership of the units held by Mr. Long’s spouse, except to the extent of his pecuniary interest therein. Mr. Long also has the right to acquire an additional 192,471 common units upon vesting and/or settlement of his phantom units upon the closing of the CDM Acquisition, which could occur within 60 days from February 8, 2018.

(5)

Includes 63,988 common units that Mr. Manias has the right to acquire within 60 days upon the vesting and/or settlement of his phantom units, subject to compensation committee discretion. Mr. Manias also has the right to acquire an additional 38,865 common units upon vesting and/or settlement of his phantom units upon the closing of the CDM Acquisition, which could occur within 60 days from February 8, 2018.

(6)

Includes 51,024 common units that Mr. Liuzzi has the right to acquire within 60 days upon the vesting and/or settlement of his phantom units, subject to compensation committee discretion. Mr. Liuzzi also has the right to acquire an additional 30,886 common units upon vesting and/or settlement of his phantom units upon the closing of the CDM Acquisition, which could occur within 60 days from February 8, 2018.

(7)	Includes 4,073 common units that Mr. End has the right to acquire within 60 days upon the vesting and/or settlement of his phantom units.

(8)	Includes 8,147 common units that Mr. Wylie has the right to acquire within 60 days upon the vesting and/or settlement of his phantom units.

(9)

Includes 309,891 common units that certain of our directors and executive officers have the right to receive within 60 days upon the vesting and/or settlement of phantom units held by such directors and executive officers. Certain of our directors and executive officers have the right to acquire an additional 300,568 common units upon vesting and/or settlement of phantom units held by such directors and executive officers upon the closing of the CDM Acquisition, which could occur within 60 days from February 8, 2018.

Securities Authorized for Issuance Under Equity Compensation Plans

In connection with the consummation of our initial public offering on January 18, 2013, the board of directors of our general partner adopted the LTIP. The following table provides certain information with respect to this plan as of December 31, 2017:

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plan (excluding securities
	of outstanding options,	outstanding options,	reflected in the first
Plan Category	warrants and rights	warrants and rights	column)
Equity compensation plans approved by security holders	—	N/A	—
Equity compensation plans not approved by security holders	1,086,858	N/A	—	(1)

(1)

As of December 31, 2017, the number of common units that may be delivered pursuant to awards under the LTIP was 755,804 common units before giving effect to any outstanding awards. Awards that are forfeited, cancelled, paid or otherwise terminate or expire without the actual delivery of units will be available for delivery pursuant to other awards. Currently, only phantom unit awards are outstanding under the LTIP.  Pursuant to the terms of the LTIP, each phantom unit award is the economic equivalent of one common unit and may be settled in cash or common units at the discretion of the board of directors of our general partner or a committee thereof. Any phantom unit settled in cash will not result in the actual delivery of a common unit.

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

On November 3, 2017, the term of the services agreement was extended to December 31, 2022 pursuant to an amendment to that certain services agreement. The services agreement may be terminated at any time by (i) the board of directors of our general partner upon 120 days’ written notice for any reason in its sole discretion or (ii) USAC Management upon 120 days’ written notice if: (a) we or our general partner experience a change of control; (b) we or our general partner breach the terms of the services agreement in any material respect following 30 days’ written notice detailing the breach (which breach remains uncured after such period); (c) a receiver is appointed for all or substantially all of our or our general partner’s property or an order is made to wind up our or our general partner’s business; (d) a final judgment, order or decree that materially and adversely affects the ability of us or our general partner to perform under the services agreement is obtained or entered against us or our general partner, and such judgment, order or decree is not vacated, discharged or stayed; or (e) certain events of bankruptcy, insolvency or reorganization of us or our general partner occur. USAC Management will not be liable to us for their performance of, or failure to perform, services under the services agreement unless its acts or omissions constitute gross negligence or willful misconduct.

Other Related Party Transactions

We provide compression services to entities affiliated with Riverstone/Carlyle Global Energy and Power Fund IV, L.P. (“Riverstone”), which owns a majority of the membership interests in USA Compression Holdings. As of December 31, 2017, USA Compression Holdings owned and controlled our general partner and owned approximately 40% of our limited partner interests. We recognized $0.7 million and $0.4 million in revenue from compression services from such affiliated entities for the years ended December 31, 2017 and 2016, respectively. We may provide compression services to entities affiliated with Riverstone in the future, and any significant transactions will be disclosed.

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

The code of business conduct and ethics provides that, in determining whether or not to recommend the initial approval or ratification of a related person transaction, the board of directors of our general partner or its authorized committee should consider all of the relevant facts and circumstances available, including (if applicable) but not limited to: (i) whether there is an appropriate business justification for the transaction; (ii) the benefits that accrue to us as a result of the transaction; (iii) the terms available to unrelated third parties entering into similar transactions; (iv) the impact of the transaction on a director’s independence (in the event the related person is a director, an immediate family member of a director or an entity in which a director or an immediate family member of a director is a partner, shareholder, member or executive officer); (v) the availability of other sources for comparable products or services; (vi) whether it is a single transaction or a series of ongoing, related transactions; and (vii) whether entering into the transaction would be consistent with the code of business conduct and ethics.

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

ITEM 14.Principal Accountant Fees and Services

The following table presents fees for professional services rendered by our independent registered public accounting firm, KPMG LLP during the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
	(in millions)
Audit Fees (1)	$0.6	$0.6
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$0.6	$0.6

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
2.1

Contribution Agreement dated as of January 15, 2018, by and among USA Compression Partners, LP, Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., ETC Compression, LLC and, solely for certain purposes therein, Energy Transfer Equity, L.P. (incorporated by reference to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on January 16, 2018)

2.2

Equity Restructuring Agreement, dated as of January 15, 2018, by and among Energy Transfer Equity, L.P., USA Compression Partners, LP and USA Compression GP, LLC (incorporated by reference to Exhibit 2.2 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on January 16, 2018)

3.1

Certificate of Limited Partnership of USA Compression Partners, LP (incorporated by reference to Exhibit 3.1 to Amendment No. 3 of the Partnership’s registration statement on Form S-1 (Registration No. 333-174803) filed on December 21, 2011)

3.2

First Amended and Restated Agreement of Limited Partnership of USA Compression Partners, LP (incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on January 18, 2013)

10.1

Fifth Amended and Restated Credit Agreement dated as of December 13, 2013, by and among USA Compression Partners, LP, USAC OpCo 2, LLC and USAC Leasing 2, LLC, as guarantors, USA Compression Partners, LLC and USAC Leasing, LLC, as borrowers, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as agent and LC issuer, J.P. Morgan Securities LLC, as lead arranger and sole book runner, Wells Fargo Bank, N.A., as documentation agent, and Regions Bank, as syndication agent (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on December 17, 2013)

10.2

Letter Agreement by and among USA Compression Partners, LLC, USAC Leasing, LLC, USA Compression Partners, LP, USAC Leasing 2, LLC, USAC OpCo 2, LLC, the Lenders party thereto and JPMorgan Chase Bank, N.A., in its capacity as administrative agent for the Lenders, dated as of June 30, 2014 (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on July 3, 2014)

10.3

Second Amendment to the Fifth Amended and Restated Credit Agreement, dated as of January 6, 2015, by and among USA Compression Partners, LP, as guarantor, USA Compression Partners, LLC, USAC Leasing, LLC, USAC OpCo 2, LLC and USAC Leasing 2, LLC, as borrowers, the lenders party thereto and JPMorgan Chase Bank, N.A., as agent and LC issuer (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on January 9, 2015)

10.4

Third Amendment to the Fifth Amended and Restated Credit Agreement, dated as of March 18, 2016, by and among USA Compression Partners, LP, as guarantor, USA Compression Partners, LLC, USAC Leasing, LLC, USAC OpCo2, LLC and USAC Leasing 2, LLC, as borrowers, the lenders party thereto and JP Morgan Chase Bank, N.A., as agent and LC issuer (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on March 21, 2016)

10.5

Fourth Amendment to the Fifth Amended and Restated Credit Agreement, dated as of January 29, 2018, by and among USA Compression Partners, LP, as guarantor, USA Compression Partners, LLC, USAC Leasing, LLC, USAC OpCo2, LLC and USAC Leasing 2, LLC, as borrowers, the lenders party thereto and JP Morgan Chase Bank, N.A., as agent and LC issuer and Swingline Lender (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on February 2, 2018)

10.6†	Long-Term Incentive Plan of USA Compression Partners, LP (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on January 18, 2013)

10.7†

Employment Agreement, dated December 23, 2010, between USA Compression Partners, LLC and Eric D. Long (incorporated by reference to Exhibit 10.5 to Amendment No. 4 of the Partnership’s registration statement on Form S-1 (Registration No. 333-174803) filed on February 13, 2012)

10.8†

Employment Agreement, dated April 17, 2013, between USA Compression Management Services, LLC and Matthew C. Liuzzi (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on January 15, 2015)

10.9†

Employment Agreement, dated July 15, 2013, between USA Compression Management Services, LLC and William G. Manias (incorporated by reference to Exhibit 10.7 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-35779) filed on February 11, 2016)

10.10

Services Agreement, dated effective January 1, 2013, by and among USA Compression Partners, LP, USA Compression GP, LLC and USA Compression Management Services, LLC (incorporated by reference to Exhibit 10.11 to Amendment No. 10 of the Partnership’s registration statement on Form S-1 (Registration No. 333-174803) filed on January 7, 2013)

10.11

Amendment No. 1 to Services Agreement, dated effective November 3, 2017, by and among USA Compression Partners, LP, USA Compression GP, LLC and USA Compression Management Services, LLC (incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q (File No. 001-35779) filed on November 7, 2017)

10.12†

USA Compression Partners, LP 2013 Long-Term Incentive Plan—Form of Director Phantom Unit Agreement (incorporated by reference to Exhibit 10.8 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-35779) filed on March 28, 2013)

10.13†

USA Compression Partners, LP 2013 Long-Term Incentive Plan—Form of Employee Phantom Unit Agreement (incorporated by reference to Exhibit 10.10 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-35779) filed on February 20, 2014)

10.14†

USA Compression Partners, LP 2013 Long-Term Incentive Plan—Form of Director Phantom Unit Agreement (in lieu of Annual Cash Retainer) (incorporated by reference to Exhibit 10.10 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-35779) filed on March 28, 2013)

10.15†

USA Compression Partners, LP Annual Cash Incentive Program (incorporated by reference to Exhibit 10.12 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-35779) filed on February 20, 2014)

10.16†

USA Compression Partners, LP 2013 Long-Term Incentive Plan—Form of Employee Phantom Unit Agreement (with updated performance metrics) (incorporated by reference to Exhibit 10.13 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-35779) filed on February 11, 2016)

10.17

Series A Preferred Unit and Warrant Purchase Agreement, dated January 15, 2018, among USA Compression Partners, LP and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on January 16, 2018)

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

USA COMPRESSION PARTNERS, LP

By:	USA Compression GP, LLC,
its General Partner

By:	/s/ Eric D. Long
Eric D. Long
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 12, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 12, 2018.

Name	Title

/s/ Eric D. Long	President and Chief Executive Officer and Director
Eric D. Long	(Principal Executive Officer)

/s/ Matthew C. Liuzzi	Vice President, Chief Financial Officer and Treasurer
Matthew C. Liuzzi	(Principal Financial Officer)

/s/ G. Tracy Owens	Vice President, Finance and Chief Accounting Officer
G. Tracy Owens	(Principal Accounting Officer)

/s/ Jerry L. Peters
Jerry L. Peters	Director

/s/ Jim H. Derryberry
Jim H. Derryberry	Director

/s/ Robert F. End
Robert F. End	Director

/s/ William H. Shea, Jr.
William H. Shea, Jr.	Director

/s/ Olivia C. Wassenaar
Olivia C. Wassenaar	Director

/s/ Forrest E. Wylie
Forrest E. Wylie	Director

/s/ Michael A. Wichterich
Michael A. Wichterich	Director

Report of Independent Registered Public Accounting Firm

The Partners

USA Compression Partners, LP:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of USA Compression Partners, LP  and subsidiaries (the “Partnership”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in partners’ capital, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Partnership’s auditor since 2002.

Dallas, Texas

February 12, 2018

USA COMPRESSION PARTNERS, LP

Consolidated Balance Sheets

(in thousands)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$47	$65
Accounts receivable, net:
Trade, net	32,063	32,237
Other	8,500	9,028
Inventory, net	33,444	29,556
Prepaid expenses	2,835	2,083
Total current assets	76,889	72,969
Property and equipment, net	1,292,476	1,267,574
Installment receivable	10,635	14,079
Identifiable intangible assets, net	71,680	75,189
Goodwill	35,866	35,866
Other assets	4,541	6,735
Total assets	$1,492,087	$1,472,412

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$20,020	$13,148
Accrued liabilities	26,263	26,572
Deferred revenue	27,488	16,691
Total current liabilities	73,771	56,411
Long-term debt	782,902	685,371
Other liabilities	1,561	1,113
Partners’ capital:
Limited partner interest:
Common units, 62,194 and 60,689 units issued and outstanding, respectively	626,922	721,080
General partner interest	6,931	8,437
Total partners’ capital	633,853	729,517
Total liabilities and partners’ capital	$1,492,087	$1,472,412

See accompanying notes to consolidated financial statements.

USA COMPRESSION PARTNERS, LP

Consolidated Statements of Operations

(in thousands, except per unit amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Contract operations	$264,315	$246,950	$263,816
Parts and service	15,907	18,971	6,729
Total revenues	280,222	265,921	270,545
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	92,591	88,161	81,539
Selling, general and administrative	47,483	44,483	40,950
Depreciation and amortization	98,603	92,337	85,238
Loss (gain) on disposition of assets	(507)	772	(1,040)
Impairment of compression equipment	4,972	5,760	27,274
Impairment of goodwill	—	—	172,189
Total costs and expenses	243,142	231,513	406,150
Operating income (loss)	37,080	34,408	(135,605)
Other income (expense):
Interest expense, net	(25,129)	(21,087)	(17,605)
Other	27	35	22
Total other expense	(25,102)	(21,052)	(17,583)
Net income (loss) before income tax expense	11,978	13,356	(153,188)
Income tax expense	538	421	1,085
Net income (loss)	$11,440	$12,935	$(154,273)
Net income (loss) allocated to:
General partner’s interest in net income (loss)	$1,493	$1,364	$(1,477)
Limited partners’ interest in net income (loss):
Common units	$9,947	$14,282	$(107,513)
Subordinated units		$(2,711)	$(45,283)
Weighted average common units outstanding:
Basic	61,555	53,043	34,110
Diluted	61,835	53,344	34,110

Basic and diluted weighted average subordinated units outstanding		1,766	14,049

Basic and diluted net income (loss) per common unit	$0.16	$0.27	$(3.15)

Basic and diluted net income (loss) per subordinated unit		$(1.54)	$(3.22)
Distributions declared per limited partner unit	$2.10	$2.10	$2.09

See accompanying notes to consolidated financial statements.

USA COMPRESSION PARTNERS, LP

Consolidated Statements of Changes in Partners’ Capital

(in thousands)

	Partners’ Capital					Total
	Common Units		Subordinated Units		General Partner Interest	Partners’
	Units	Amount	Units	Amount	Amount	Capital
Partners’ capital, December 31, 2014	31,307	$600,401	14,049	$225,221	$13,898	$839,520
Vesting of phantom units	101	1,844	—	—	—	1,844
Distributions and DERs	—	(69,480)	—	(29,151)	(2,503)	(101,134)
Issuance of common units under the DRIP	3,113	56,895	—	—	—	56,895
Issuance of common units	4,035	75,111	—	—	—	75,111
Unit-based compensation of equity classified awards	—	325	—	—	—	325
Net loss	—	(107,513)	—	(45,283)	(1,477)	(154,273)
Partners’ capital, December 31, 2015	38,556	$557,583	14,049	$150,787	$9,918	$718,288
Vesting of phantom units	201	1,619	—	—	—	1,619
Distributions and DERs	—	(106,570)	—	(7,376)	(2,845)	(116,791)
Issuance of common units under the DRIP	2,708	31,812	—	—	—	31,812
Issuance of common units	5,175	80,892	—	—	—	80,892
Unit-based compensation of equity classified awards	—	762	—	—	—	762
Net income (loss)	—	14,282	—	(2,711)	1,364	12,935
Conversion of subordinated units to common units	14,049	140,700	(14,049)	(140,700)	—	—
Partners’ capital, December 31, 2016	60,689	$721,080	—	$—	$8,437	$729,517
Vesting of phantom units	272	4,267	—	—	—	4,267
Distributions and DERs	—	(128,930)	—	—	(2,999)	(131,929)
Issuance of common units under the DRIP	1,233	20,324	—	—	—	20,324
Unit-based compensation of equity classified awards	—	234	—	—	—	234
Net income	—	9,947	—	—	1,493	11,440
Partners’ capital, December 31, 2017	62,194	$626,922	—	$—	$6,931	$633,853

See accompanying notes to consolidated financial statements.

USA COMPRESSION PARTNERS, LP

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$11,440	$12,935	$(154,273)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	98,603	92,337	85,238
Amortization of debt issue costs	2,186	2,108	1,702
Unit-based compensation expense	11,708	10,373	3,863
Loss (gain) on disposition of assets	(507)	772	(1,040)
Impairment of compression equipment	4,972	5,760	27,274
Impairment of goodwill	—	—	172,189
Changes in assets and liabilities:
Accounts receivable, net	4,146	(6,580)	(439)
Inventory, net	(13,747)	(16,448)	(14,340)
Prepaid expenses	(751)	517	(1,580)
Other noncurrent assets	8	16	(3)
Accounts payable	(1,841)	(1,981)	(3,310)
Accrued liabilities and deferred revenue	8,427	3,888	2,120
Net cash provided by operating activities	124,644	103,697	117,401
Cash flows from investing activities:
Capital expenditures, net	(105,888)	(51,240)	(281,050)
Proceeds from sale of property and equipment	657	336	1,735
Proceeds from insurance recovery	—	73	1,157
Net cash used in investing activities	(105,231)	(50,831)	(278,158)
Cash flows from financing activities:
Proceeds from long-term debt	397,806	300,593	480,004
Payments on long-term debt	(300,275)	(344,410)	(345,681)
Net proceeds from issuance of common units	—	80,892	75,111
Cash paid related to net settlement of unit-based awards	(2,844)	(139)	(210)
Cash distributions	(114,118)	(87,731)	(45,078)
Financing costs	—	(2,013)	(3,388)
Net cash provided by (used in) financing activities	(19,431)	(52,808)	160,758
Increase (decrease) in cash and cash equivalents	(18)	58	1
Cash and cash equivalents, beginning of year	65	7	6
Cash and cash equivalents, end of year	$47	$65	$7
Supplemental cash flow information:
Cash paid for interest	$24,133	$20,489	$17,110
Cash paid for income taxes	$160	$230	$282
Supplemental non-cash transactions:
Non-cash distributions to certain limited partners (DRIP)	$20,324	$31,812	$56,895
Transfers from inventory to property and equipment	$9,860	$7,771	$4,004
Transfer from long term installment receivable to short term	$(3,444)	$(3,196)	$(2,966)
Change in capital expenditures included in accounts payable and accrued liabilities	$(9,371)	$11,753	$19,256

See accompanying notes to consolidated financial statements.

USA COMPRESSION PARTNERS, LP

Notes to Consolidated Financial Statements

(1)  Description and Nature of Business

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

USA Compression Management Services, LLC (“USAC Management”), a wholly owned subsidiary of our General Partner, performs certain management and other administrative services for us, such as accounting, corporate development, finance and legal. All of our employees, including our executive officers, are employees of USAC Management. As of December 31, 2017, USAC Management had 426 full time employees. None of our employees are subject to collective bargaining agreements.

(2)  Summary of Significant Accounting Policies

(a)Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances. We consider investments in highly liquid financial instruments purchased with an original maturity of 90 days or less to be cash equivalents.

(b)Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts, which was $0.4 million and $0.7 million as of December 31, 2017 and 2016, respectively, is our best estimate of the amount of probable credit losses included in our existing accounts receivable. We determine the allowance based upon historical write-off experience and specific customer circumstances. The determination of the allowance for doubtful accounts requires us to make estimates and judgments regarding our customers’ ability to pay amounts due. On an ongoing basis, we conduct an evaluation of the financial strength of our customers based on payment history, the overall business climate in which our customers operate and specific identification of customer bad debt and make adjustments to the allowance as necessary. Our evaluation of our customers’ financial strength is based on the aging of their respective receivables balance, customer correspondence, financial information and third-party credit ratings. Our evaluation of the business climate in which our customers operate is based on a review of various publicly-available materials regarding our customers’ industries, including the solvency of various companies in the industry. During the years ended December 31, 2017 and 2016, we reduced our allowance for doubtful accounts by $0.3 million and $1.1 million, respectively, due mostly to collections on accounts that had previously been reserved.  Additionally during the year ended December 31, 2016, we wrote-off $0.3 million of accounts that had been previously reserved. Due to the decrease in the allowance for doubtful accounts during 2017 and 2016, we recognized a reduction of bad debt expense of $0.3 million and $1.1 million for the years ended December 31, 2017 and 2016, respectively. Bad debt expense for the year ended December 31, 2015 was $1.8 million.

USA COMPRESSION PARTNERS, LP

Notes to Consolidated Financial Statements

(c)Inventory

Inventory consists of serialized and non-serialized parts used primarily in the repair of compression units. All inventory is stated at the lower of cost or net realizable value. Serialized parts inventory is determined using the specific identification method, while non-serialized parts inventory is determined using the weighted average cost method. Purchases of these assets are considered operating activities in the Consolidated Statements of Cash Flows.

Components of inventory were as follows (in thousands):

	December 31,
	2017	2016
Serialized parts	$16,413	$17,943
Non-serialized parts	17,181	11,927
Total Inventory, gross	33,594	29,870
Less: obsolete and slow moving reserve	(150)	(314)
Total Inventory, net	$33,444	$29,556

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

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $95.1 million, $88.8 million and $81.7 million, respectively.

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

USA COMPRESSION PARTNERS, LP

Notes to Consolidated Financial Statements

Refer to Note 3 for more detailed information about impairment charges during the years ended December 31, 2017, 2016 and 2015.

(f)Revenue Recognition

Revenue from contract operations is recognized ratably as compression services are provided to customers under our fixed-fee contracts over the term of the contract, which generally ranges from six months to five years. Parts and service revenue is recorded as parts are delivered or services are performed for the customer.

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

As a partnership, all income, gains, losses, expenses, deductions and tax credits generated by us generally flow through to our unitholders. However, Texas imposes an entity-level income tax on partnerships. Refer to Note 6 for more detailed information about the Revised Texas Franchise Tax for the years ended December 31, 2017, 2016 and 2015.

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

As of December 31, 2017 and 2016, our financial instruments consisted primarily of cash and cash equivalents, trade accounts receivable, trade accounts payable and long-term debt. The book values of cash and cash equivalents, trade accounts receivable, and trade accounts payable are representative of fair value due to their short-term maturities. The carrying amount of long-term debt approximates fair value due to the floating interest rates associated with the debt.

(i)Pass Through Taxes

Sales taxes incurred on behalf of, and passed through to, customers are accounted for on a net basis.

USA COMPRESSION PARTNERS, LP

Notes to Consolidated Financial Statements

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

(k)Identifiable Intangible Assets

Identifiable intangible assets, net consisted of the following (in thousands):

	Customer
	Relationships	Trade Names	Non-compete	Total
Gross Balance at December 31, 2015	$78,700	$15,600	$900	$95,200
Accumulated amortization	(15,517)	(3,744)	(750)	(20,011)
Net Balance at December 31, 2016	$63,183	$11,856	$150	$75,189

Gross Balance at December 31, 2016	$78,700	$15,600	$900	$95,200
Accumulated amortization	(18,252)	(4,368)	(900)	(23,520)
Net Balance at December 31, 2017	$60,448	$11,232	$—	$71,680

Identifiable intangible assets are recorded at cost and amortized using the straight-line method over their estimated useful lives, which is the period over which the assets are expected to contribute directly or indirectly to our future cash flows. The estimated useful lives range from 20 to 30 years. Amortization expense for the year ended December 31, 2017 was $3.5 million and for each of the years ended December 31, 2016 and 2015 was $3.6 million. The expected amortization of the identifiable intangible assets for each of the five succeeding years is as follows (in thousands):

Year Ending December 31,	Total
2018	$3,359
2019	3,359
2020	3,359
2021	3,359
2022	3,359

We assess identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We did not record any impairment of identifiable intangible assets for the years ended December 31, 2017, 2016 or 2015.

(l)Goodwill

Goodwill represents consideration paid in excess of the fair value of the identifiable net assets acquired in a business combination. Goodwill is not amortized, but is reviewed for impairment annually based on the carrying values as of October 1, or more frequently if impairment indicators arise that suggest the carrying value of goodwill may not be recovered.

As of October 1, 2017 and 2016, a quantitative assessment was performed to determine whether the fair value of our single reporting unit was greater than its carrying value. As of October 1, 2017 and 2016, the fair value was determined to be in excess of the carrying value.

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

USA COMPRESSION PARTNERS, LP

Notes to Consolidated Financial Statements

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

We had approximately $35.9 million of goodwill remaining on the balance sheet as of December 31, 2017 and 2016. No impairment of goodwill was recorded for the years ended December 31, 2017 and 2016.

(m)Capitalized Interest

For the years ended December 31, 2017, 2016 and 2015, we capitalized $0.3 million, $0.2 million and $0.3 million, respectively, of interest expense for interest costs incurred during the period related to upfront payments required in acquiring certain compression units.

(n)Operating Segment

We operate in a single business segment, the compression services business.

(3)  Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2017	2016
Compression equipment	$1,662,506	$1,551,157
Furniture and fixtures	593	625
Automobiles and vehicles	19,407	18,979
Computer equipment	25,870	23,394
Leasehold improvements	1,586	1,392
Total Property and equipment, gross	1,709,962	1,595,547
Less: accumulated depreciation and amortization	(417,486)	(327,973)
Total Property and equipment, net	$1,292,476	$1,267,574

As of December 31, 2017 and 2016, there was $10.8 million and $1.4 million, respectively, of property and equipment purchases in accounts payable and accrued liabilities.

During the year ended December 31, 2017, we had a gain on disposition of compression equipment of $0.5 million. During the year ended December 31, 2016, we abandoned certain assets and incurred a $1.0 million loss. During the year ended December 31, 2015, insurance recoveries of $1.2 million were received on previously impaired compression equipment. Each of these is reported within the Loss (gain) on disposition of assets caption in the Consolidated Statements of Operations.

During the years ended December 31, 2017, 2016 and 2015, we evaluated the future deployment of our idle fleet under then-current market conditions and determined to retire, sell or re-utilize key components of 40 compressor units, or approximately 11,000 horsepower, 29 compressor units, or approximately 15,000 horsepower, and 166 compressor units, or approximately 58,000 horsepower, respectively, that were previously used to provide services in our business. The primary causes for these impairments were due to: (i) units were not considered marketable in the foreseeable future, (ii) units were subject to excessive maintenance costs or (iii) units were unlikely to be accepted by customers due to certain performance characteristics of the unit, such as the inability to meet then-current emission

USA COMPRESSION PARTNERS, LP

Notes to Consolidated Financial Statements

standards without excessive retrofitting costs. These compression units were written down to their respective estimated salvage values, if any. As a result of our decision to retire, sell or re-utilize these compressor units, management performed an impairment review and recorded $5.0 million, $5.8 million and $27.3 million in impairment of compression equipment for the years ended December 31, 2017, 2016 and 2015, respectively.

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

On November 1, 2016, we entered into a Formula Price Purchase Agreement (the “FPP Capital Lease Transaction”) with a customer with respect to certain assets leased to the customer that the customer will purchase at the end of the lease term. The customer has the option to purchase these assets in April and October of each year with the final option occurring in April 2021.

Both capital leases were accounted for as sales type leases resulting in a current installment receivable included in other accounts receivable of $8.5 million and $8.9 million as of December 31, 2017 and 2016, respectively, and a long-term installment receivable of $10.6 million and $14.1 million as of such period ends, respectively. Additionally, we recorded a $0.3 million gross profit margin related to the FPP Capital Lease Transaction for the year ended December 31, 2016.

Revenue and interest income related to both capital leases is recognized over the respective lease terms. We recognize maintenance revenue within Contract operations revenue and interest income within Interest expense, net on the Consolidated Statements of Operations. For each of the years ended December 31, 2017, 2016 and 2015, maintenance revenue related to the BPO Capital Lease Transaction was $1.3 million. There is no maintenance revenue component to the FPP Capital Lease Transaction. Interest income related to both capital leases was $1.6 million, $1.5 million and $1.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(5)  Accrued Liabilities

Accrued liabilities include unit-based compensation liability, accrued payroll and benefits and accrued property taxes. We recognized $8.9 million and $7.0 million of unit-based compensation liability as of December 31, 2017 and 2016, respectively. We recognized $6.4 million and $6.9 million of accrued payroll and benefits as of December 31, 2017 and 2016, respectively. We recognized $2.3 million and $6.6 million of accrued property taxes as of December 31, 2017 and 2016, respectively.

(6) Income Tax Expense

We are subject to the Revised Texas Franchise Tax (“Texas Margin Tax”). We do not conduct business in any other state where a similar tax is applied. This margin tax requires certain forms of legal entities, including limited partnerships, to pay a tax of 0.75% on its “margin,” as defined in the law, based on annual results. The margin tax base to which the tax rate is applied is the least of (1) 70% of total revenues for federal income tax purposes, (2) total revenue less cost of goods sold or (3) total revenue less compensation for federal income tax purposes. For the years ended December 31, 2017, 2016 and 2015, we recorded expense related to the Texas margin tax of $0.5 million, $0.4 million and $1.1 million, respectively.

USA COMPRESSION PARTNERS, LP

Notes to Consolidated Financial Statements

Components of our income tax expense related to the Texas Margin Tax are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current tax expense	$260	$182	$211
Deferred tax expense	278	239	874
Total income tax expense	$538	$421	$1,085

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

	December 31,
	2017	2016
Net deferred tax liabilities	$1,391	$1,113

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 740 Income Taxes (“ASC Topic 740”) provides guidance on measurement and recognition in accounting for income tax uncertainties and provides related guidance on derecognition, classification, disclosure, interest, and penalties. As of December 31, 2017, we had no material unrecognized tax benefits (as defined in ASC Topic 740). We do not expect to incur interest charges or penalties related to our tax positions, but if such charges or penalties are incurred, our policy is to account for interest charges as Interest expense, net and penalties as Income tax expense in the Consolidated Statements of Operations.

The Bipartisan Budget Act of 2015 provides that any tax adjustments (including any applicable penalties and interest) resulting from partnership audits will generally be determined at the partnership level for tax years beginning after December 31, 2017. To the extent possible under the new rules, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the Internal Revenue Service or, if we are eligible, issue a revised information statement to each unitholder and former unitholder with respect to an audited and adjusted return. The Bipartisan Budget Act of 2015 allows a partnership to elect to apply these provisions to any return of the partnership filed for partnership taxable years beginning after the date of the enactment, November 2, 2015. We do not intend to elect to apply these provisions for any tax return filed for partnership taxable years beginning before January 1, 2018.

(7)  Long-Term Debt

Our first lien long-term debt consisted of the following (in thousands):

	December 31,
	2017	2016
Revolving Credit Facility	$782,902	$685,371

Our revolving credit facility has an aggregate commitment of $1.1 billion (subject to availability under our borrowing base), with a further potential increase of $200 million and has a maturity date of January 6, 2020.

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

USA COMPRESSION PARTNERS, LP

Notes to Consolidated Financial Statements

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

•

a maximum funded debt to EBITDA ratio, determined as of the last day of each fiscal quarter, for the annualized trailing three months of (a) 5.25 to 1.0 as of the end of the fiscal quarter ending December 31, 2017 and (b) 5.00 to 1.0 thereafter, in each case subject to a provision for increases to such thresholds by 0.5 in connection with certain future acquisitions for the six consecutive month period following the period in which any such acquisition occurs.

If a default exists under the revolving credit facility, the lenders will be able to accelerate the maturity on the amount then outstanding and exercise other rights and remedies.

We paid various loan fees and incurred costs in respect of the revolving credit facility in the amount of $2.0 million and $3.4 million in 2016 and 2015, respectively, which were capitalized to loan costs that will be amortized through January 2020. We did not incur or pay any of these various loan fees during 2017.

As of December 31, 2017 and 2016, we were in compliance with all of our covenants under the revolving credit facility.

As of December 31, 2017, we had outstanding borrowings under our revolving credit facility of $782.9 million, $272.1 million of borrowing base availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $101.6 million. The borrowing base consists of eligible accounts receivable, inventory and compression units. The largest component, representing 95% and 94% of the borrowing base as of December 31, 2017 and 2016, respectively, was eligible compression units. Eligible compression units consist of compressor packages that are leased, rented or under service contracts to customers and carried in the financial statements as fixed assets. Our interest rate in effect for all borrowings under our revolving credit facility as of December 31, 2017 and 2016 was 3.46% and 2.94%, respectively, with a weighted-average interest rate of 3.14%, 2.55%, and 2.24% during 2017, 2016 and 2015, respectively. There were no letters of credit issued as of December 31, 2017 and 2016.

The revolving credit facility matures in January 2020 and we expect to maintain this facility for the term. The facility is a “revolving credit facility” that includes a “springing” lock box arrangement, whereby remittances from customers are forwarded to a bank account controlled by us. We are not required to use such remittances to reduce borrowings under the facility, unless there is a default or excess availability under the facility is reduced below $20 million. As the remittances do not automatically reduce the debt outstanding absent the occurrence of a default or a reduction in excess availability below $20 million, the debt has been classified as long-term as of December 31, 2017 and 2016.

USA COMPRESSION PARTNERS, LP

Notes to Consolidated Financial Statements

Maturities of long-term debt are as follows (in thousands):

Year Ending December 31,
2018	$—
2019	—
2020	782,902
2021	—
2022	—
Total Debt	$782,902

In the event that any of our operating subsidiaries guarantees any series of the debt securities as described in our registration statements filed on Form S-3, such guarantees will be full and unconditional and made on a joint and several basis for the benefit of each holder and the Trustee. However, such guarantees will be subject to release, subject to certain limitations, as follows (i) upon the sale, exchange or transfer, whether by way of a merger or otherwise, to any Person that is not our affiliate, of all our direct or indirect limited partnership or other equity interest in such Subsidiary Guarantor; or (ii) upon our or USA Compression Finance Corp.’s (together, the “Issuers”) delivery of a written notice to the Trustee of the release or discharge of all guarantees by such Subsidiary Guarantor of any Debt of the Issuers other than obligations arising under the indenture governing such debt and any debt securities issued under such indenture, except a discharge or release by or as a result of payment under such guarantees. Capitalized terms used but not defined in this paragraph are defined in the Form of Indenture filed as exhibit 4.1 to such registration statements.

(8)  Partner’s Capital

As of February 8, 2018, USA Compression Holdings, LLC (“USA Compression Holdings”) held 25,092,196 common units and owned and controlled our General Partner which held an approximate 1.2% general partner interest (the “General Partner’s Interest”) and the incentive distribution rights (“IDRs”). See the Consolidated Statement of Changes in Partners’ Capital.

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

Subordinated Units

All of our outstanding subordinated units, which were held by USA Compression Holdings, converted to common units on a one-for-one basis on February 16, 2016 upon payment of our quarterly distribution on February 12, 2016.

Incentive Distribution Rights

Our General Partner holds all of the IDRs. The IDRs represent the right to receive an increasing percentage of quarterly distributions of available cash from operating surplus after the minimum quarterly distribution and the target distribution levels have been achieved.

USA COMPRESSION PARTNERS, LP

Notes to Consolidated Financial Statements

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

Cash Distributions

We have declared quarterly distributions per unit to our limited partner unitholders of record, including holders of our common, subordinated and phantom units and distributions paid to our General Partner, including our General Partner’s Interest and IDRs, as follows (dollars in millions, except distribution per unit):

	Distribution per	Amount Paid to	Amount Paid to	Amount Paid to	Amount Paid to
	Limited Partner	Common	Subordinated	General	Phantom	Total
Payment Date	Unit	Unitholders	Unitholder	Partner	Unitholders	Distribution
February 13, 2015	$0.510	$16.0	$7.2	$0.5	$0.1	$23.8
May 15, 2015	0.515	16.6	7.2	0.6	0.2	24.6
August 14, 2015	0.525	17.2	7.4	0.7	0.2	25.5
November 13, 2015	0.525	19.7	7.4	0.7	0.2	28.0
2015 Total Distributions	$2.075	$69.5	$29.2	$2.5	$0.7	$101.9

February 12, 2016	$0.525	$20.2	$7.4	$0.7	$0.8	$29.1
May 13, 2016	0.525	28.4	—	0.7	0.7	29.8
August 12, 2016	0.525	28.8	—	0.7	0.7	30.2
November 14, 2016	0.525	29.1	—	0.7	0.6	30.4
2016 Total Distributions	$2.100	$106.5	$7.4	$2.8	$2.8	$119.5

February 14, 2017	$0.525	$31.9	$—	$0.7	$0.8	$33.4
May 12, 2017	0.525	32.1	—	0.7	0.6	33.4
August 11, 2017	0.525	32.3	—	0.8	0.6	33.7
November 10, 2017	0.525	32.6	—	0.8	0.5	33.9
2017 Total Distributions	$2.100	$128.9	$—	$3.0	$2.5	$134.4

Announced Quarterly Distribution

On January 18, 2018, we announced a cash distribution of $0.525 per unit on our common units. The distribution will be paid on February 14, 2018 to unitholders of record as of the close of business on February 2, 2018.

USA COMPRESSION PARTNERS, LP

Notes to Consolidated Financial Statements

Distribution Reinvestment Plan

For the years ended December 31, 2017, 2016 and 2015, distributions of $20.3 million, $31.8 million and $56.9 million, respectively, were reinvested under the Distribution Reinvestment Plan (the “DRIP”) resulting in the issuance of 1.2 million, 2.7 million and 3.1 million common units, respectively. Such distributions are treated as non-cash transactions in the accompanying Consolidated Statements of Cash Flows.

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

On May 21, 2015, we issued 34,921 common units in a private placement for $0.7 million in a transaction that was exempt from registration under Section 4(a)(2) of the Securities Act. We used the proceeds from the private placement for general partnership purposes. There were no other unregistered sales of securities during the years ended December 31, 2017, 2016 or 2015.

Earnings Per Common and Subordinated Unit

The computations of earnings per common unit and subordinated unit are based on the weighted average number of common units and subordinated units, respectively, outstanding during the applicable period. The subordinated units and our General Partner’s Interest (including its IDRs) meet the definition of participating securities as defined by the FASB’s ASC Topic 260 Earnings Per Share; therefore, we apply the two-class method of income allocation in computing earnings per unit. Basic earnings per common and subordinated unit are determined by dividing net income (loss) allocated to the common and subordinated units, respectively, after deducting the net income (loss) amount allocated to our General Partner (including distributions to our General Partner on our General Partner’s Interest and its IDRs), by the weighted average number of outstanding common and subordinated units, respectively, during the period. Net income (loss) is allocated to the common units, subordinated units and our General Partner’s Interest (including its IDRs) based on their respective shares of the distributed and undistributed earnings for the period. To the extent cash distributions exceed net income (loss) for the period, the excess distributions are allocated to all participating interests outstanding based on their respective ownership percentages. Diluted earnings per unit are computed using the treasury stock method, which considers the potential issuance of limited partner units associated with our LTIP. Unvested phantom units are not included in basic earnings per unit, as they are liability classified and as such are not considered to be participating securities, but are included in the calculation of diluted earnings per unit. Incremental unvested phantom units outstanding represent the only difference between our basic and diluted weighted average common units outstanding during the years ended December 31, 2017, 2016 and 2015. For the year ended December 31, 2015, approximately 121,000 incremental phantom units were excluded from the calculation of diluted units because the impact was anti-dilutive.

(9)  Unit-Based Compensation

Class B Units

During 2011 and 2013, USA Compression Holdings issued to certain employees and members of its management, who provide services to us, Class B non-voting units. These Class B units are liability-classified profits interest awards which have a service condition.

The holders of Class B units in USA Compression Holdings are entitled to a cash payment of 10% of net proceeds primarily from a monetization event, as defined under the provisions of the Amended and Restated Limited Liability

USA COMPRESSION PARTNERS, LP

Notes to Consolidated Financial Statements

Company Agreement of USA Compression Holdings, or the Holdings Operating Agreement, related to these Class B unit awards, in excess of USA Compression Holdings’ Class A unitholder’s capital contributions and a return on each Class A unitholder’s capital account, compounded annually (both of which are due upon a monetization event), to the extent of vested units over total units of the respective class. Each holder of Class B units is then allocated their pro-rata share of the respective class of unit’s entitlement based on the number of units held over the total number of units in that class of units. The Class B units vest 25% on the first anniversary date of the grant date and then monthly for the next three years (at the rate of 1/36 per month) subject to certain continued employment. The units have no expiry date provided the employee remains employed with USA Compression Holdings or one of its subsidiaries.

The Class B units vesting schedule consisted of the following as of December 31:

	Class B Interest Units
	Vested	Unvested
Balance of awards as of December 31, 2014	1,125,000	125,000
Vesting	54,687	(54,687)
Forfeitures	(125,000)	—
Balance of awards as of December 31, 2015	1,054,687	70,313
Vesting	46,875	(46,875)
Balance of awards as of December 31, 2016	1,101,562	23,438
Vesting	23,438	(23,438)
Balance of awards as of December 31, 2017	1,125,000	—

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

In February 2014, the Board approved a modification to all of the phantom unit awards that were granted to employees pursuant to the LTIP during the 2013 fiscal year. The modification provided all employees with phantom unit awards granted during 2013 with an option of settling a portion of their award in cash and a portion in units. The amount that can be settled in cash is in excess of the employee’s minimum statutory tax-withholding rate. ASC Topic 718 Compensation-Stock Compensation, requires the entire amount of an award with such features to be accounted for as a liability. Under the liability method of accounting for unit-based compensation, we re-measure the fair value of the award at each financial statement date until the award vests or is cancelled. The fair value is re-measured at the end of each reporting period using the market price of the common units. During the requisite service period (the vesting period of the awards), compensation cost is recognized using the proportionate amount of the award’s fair value that has been earned through service to date.

During the years ended December 31, 2017 and 2016, an aggregate of 382,231 and 1,084,003, respectively, phantom units (including the corresponding DERs) were granted under the LTIP to our General Partner’s executive officers and employees and independent directors. The phantom units granted in 2017 and 2016 provide the employees with an option of settling a portion of their award in cash and a portion in units. The phantom units (including the corresponding DERs) awarded are subject to restrictions on transferability, customary forfeiture provisions and time vesting provisions generally.

USA COMPRESSION PARTNERS, LP

Notes to Consolidated Financial Statements

The phantom units granted to employees during 2017 and 2016 are subject to time-based and market-based criteria. We refer to the component of the grants subject to the time-based criteria as “Standard Units” and we refer to the component of the grants subject to the market-based criteria as “Performance Units”.  Standard Units vest over a three year service period, consistent with historical phantom units granted. Performance Units vest at the end of a three year service period, subject to a market condition. The market condition metric is our total shareholder return over the three year service period, relative to the total shareholder returns of a defined peer group of companies over the same three year period. Our ranking determines the rate at which the Performance Units convert into our common shares, which can range from zero to 200 percent of the Performance Unit grant.

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

Phantom units granted to employees during the years ended December 31, 2017 and 2016 are accounted for as a liability and are re-measured to fair value at the end of each reporting period using the market price of the common units for Standard Units. Fair value for the Performance Units was determined using a Monte Carlo simulation model, which incorporated a number of factors in its valuation including the vesting periods of our awards, the expected volatility of our units, expected dividends and the risk free interest rate. As of December 31, 2017 and 2016, our total unit-based compensation liability was $8.9 million and $7.0 million, respectively. Phantom units granted to independent directors do not have a cash settlement option and as such we account for these awards as equity. During the requisite service period, compensation cost is recognized using the proportionate amount of the award’s fair value that has been earned through service to date.

Our General Partner’s executive officers, employees and independent directors were granted these awards to incentivize them to help drive our future success and to share in the economic benefits of that success. The compensation costs associated with these awards were recorded in selling, general and administrative expense. During the years ended December 31, 2017, 2016 and 2015, we recognized $11.7 million, $10.4 million and $3.9 million, respectively, of compensation expense associated with these awards. During the years ended December 31, 2017, 2016 and 2015, amounts we paid related to the cash settlement of vested awards under the LTIP were $2.8 million, $0.1 million and $0.2 million, respectively. The total fair value and intrinsic value of the phantom units vested under the LTIP was $7.8 million, $1.9 million and $2.2 million during the years ended December 31, 2017, 2016 and 2015, respectively.

USA COMPRESSION PARTNERS, LP

Notes to Consolidated Financial Statements

The following table summarizes information regarding phantom unit awards for the periods presented:

		Weighted-Average
		Grant Date Fair
	Number of Units	Value per Unit (1)
Phantom units outstanding at December 31, 2014	269,102	$23.65
Granted	320,636	19.04
Vested	111,991	22.96
Forfeited	20,666	21.77
Phantom units outstanding at December 31, 2015	457,081	$22.10
Granted	1,084,003	7.27
Vested	212,896	21.25
Forfeited	158,275	9.83
Phantom units outstanding at December 31, 2016	1,169,913	$9.81
Granted	382,231	19.05
Vested	429,539	11.09
Forfeited	35,747	8.73
Phantom units outstanding at December 31, 2017	1,086,858	$12.40

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

The unrecognized compensation cost associated with phantom unit awards was an aggregate $10.6 million as of December 31, 2017. We expect to recognize the unrecognized compensation cost for these awards on a weighted-average basis over a period of 1.4 years.

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

Each phantom unit granted to an executive officer or an employee is granted in tandem with a corresponding DER, which is paid quarterly on the distribution date from the grant date until the earlier of the settlement or the forfeiture of the related phantom units. For the Performance Units granted during 2016 and 2017, DERs are paid on 100% of the granted units regardless of whether the ultimate number of units that vest fall within the range from zero to 200%.

(10)  Employee Benefit Plans

A 401(k) plan is available to all of our employees. The plan permits employees to make contributions up to 20% of their salary, up to statutory limits, which was $18,000 in 2017. The plan provides for discretionary matching contributions by us on an annual basis. Aggregate matching contributions made by us were $0.8 million for each of the years ended December 31, 2017, 2016 and 2015, respectively.

(11)  Transactions with Related Parties

John Chandler, who served as a director of our General Partner from October 2013 to October 2017, has served as a director of one of our customers since October 2014. During the period of Mr. Chandler’s appointment as a director of our General Partner during the year ended December 31, 2017, and for the years ended December 31, 2016 and 2015, we recognized $5.7 million, $8.5 million and $8.8 million, respectively, in revenue on compression services and $1.1 million in accounts receivable from this customer on the Consolidated Balance Sheets as of both December 31, 2017 and 2016.

USA COMPRESSION PARTNERS, LP

Notes to Consolidated Financial Statements

Jerry Peters, who has served as a director of our General Partner since October 2017, has served as a director of one of our customers since September 2012. During the period of Mr. Peters’ appointment as a director of our General Partner during the year ended December 31, 2017, we recognized $0.3 million in revenue on compression services and $0 in accounts receivable from this customer on the Consolidated Balance Sheets as of December 31, 2017.

We provide compression services to entities affiliated with Riverstone/Carlyle Global Energy and Power Fund IV, L.P. (“Riverstone”), which owns a majority of the membership interests in USA Compression Holdings. As of December 31, 2017, USA Compression Holdings owned and controlled our General Partner and owned approximately 40% of our limited partner interests. We recognized $0.7 million and $0.4 million in revenue from compression services from such affiliated entities for the years ended December 31, 2017 and 2016, respectively. We may provide compression services to additional entities affiliated with Riverstone in the future, and any significant transactions will be disclosed.

(12)  Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09 ASC Topic 606 Revenue from Contracts with Customers (“ASC Topic 606”). ASC Topic 606 supersedes the revenue recognition requirements in ASC Topic 605 Revenue Recognition, and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC Topic 606 also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. As currently issued and amended, this ASC Topic 606 is effective for annual and interim reporting periods beginning after December 15, 2017.

We will elect the modified retrospective transition method for adoption to annual and interim periods beginning January 1, 2018 on contracts which are not completed on the transition date. Upon adoption, we will recognize the cumulative effect of adoption as an adjustment to the opening balance of our partners’ capital.

Our performance obligations within our contract operations revenue stream represent promises to perform a series of distinct services that are satisfied over time and that are substantially the same to the customer.  In our compression service agreements, services are performed over time and, accordingly, we expect to recognize revenue based upon a time elapsed measure of progress. Our performance obligations within our parts and service revenue stream are to deliver a part or service at a point in time and control is transferred at the point in time that our customers have the ability to use the part or access the benefits provided by the service.

ASC Topic 606 provides guidance on contract costs that should be recognized as assets and amortized over the period that the related goods or services transfer to the customer. Certain costs such as freight charges to transport compression equipment, currently expensed as incurred, will be deferred and amortized.

Our implementation approach included performing a review of contracts comprising our revenue streams and comparing historical accounting policies and practices to the new standard. At this time we do not expect the adoption of ASC Topic 606 to result in a material difference in timing or measurement of revenue recognition from our current practice.

The impacts noted are not all-inclusive, but reflect our current expectations. We anticipate significant changes to our disclosures based on the requirements prescribed by ASC Topic 606. We are finalizing changes to our internal control structure to address risks associated with recognizing revenue under ASC Topic 606. We will continue to evaluate our business processes, systems and controls to ensure the accuracy and timeliness of the recognition and disclosure requirements under ASC Topic 606.

In February 2016, the FASB issued ASU 2016-02 ASC Topic 842 Leases (“ASC Topic 842”). ASC Topic 842 is a new leasing standard that increases transparency and comparability among organizations by, among other things, requiring lessees to recognize most lease assets and lease liabilities on the balance sheet and requiring both lessees and

USA COMPRESSION PARTNERS, LP

Notes to Consolidated Financial Statements

lessors to disclose expanded qualitative and quantitative information about leasing arrangements. This new leasing standard requires modified retrospective adoption for all leases existing at, or entered into after, the date of the initial application, with an option to use certain elective transition reliefs. ASC Topic 842 becomes effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption of this standard is permitted. We expect to adopt this new standard on January 1, 2019. We are in the preliminary stages of the assessment phase and are in the process of identifying potential contracts and transactions subject to the provisions of the standard so that we may assess the financial impact of adopting this standard on our consolidated financial statements and related disclosures. Further, we are in the preliminary stages of assessing the changes in controls, processes and accounting policies that are necessary to implement this standard.

(13)  Commitments and Contingencies

(a)	Operating Leases

Rent expense for office space, warehouse facilities and certain corporate equipment for the years ended December 31, 2017, 2016 and 2015 was $3.0 million, $3.0 million and $2.9 million, respectively. Commitments for future minimum lease payments for non-cancelable leases are as follows (in thousands):

2018	$1,517
2019	1,196
2020	161
2021	72
2022	—
Thereafter	—
Total	$2,946

(b)	Major Customers

We did not have revenue from any single customer representing 10% or more of total revenue for the years ended December 31, 2017, 2016 or 2015.

(c)	Litigation

From time to time, we and our subsidiaries may be involved in various claims and litigation arising in the ordinary course of business. In management’s opinion, the resolution of such matters is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

(d)	Equipment Purchase Commitments

Our future capital commitments are comprised of binding commitments under purchase orders for new compression units ordered but not received. The commitments as of December 31, 2017 were $122.2 million, of which $119.7 million are expected to be settled within the next twelve months.

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

USA COMPRESSION PARTNERS, LP

Notes to Consolidated Financial Statements

losses we could incur related to this matter is from $0.1 million to approximately $3.5 million. The upper end of this range assumes that we will be unable to apply the manufacturing exemption to any of the transactions in question, which management believes is extremely remote.

(14)   Subsequent Events

Acquisition of Compression Business from Energy Transfer Partners

On January 15, 2018, we entered into a Contribution Agreement (the “Contribution Agreement”) with Energy Transfer Partners, L.P. (“ETP”), Energy Transfer Partners GP, L.P., the general partner of ETP (“ETP GP”), ETC Compression, LLC (“ETC” and, together with ETP and ETP GP, the “Contributors”) and, solely for certain purposes therein, Energy Transfer Equity, L.P. (“ETE”), pursuant to which, among other things, ETP will contribute to us, and we will acquire from ETP, all of the issued and outstanding membership interests of CDM Resource Management LLC (“CDM Management”) and CDM Environmental & Technical Services LLC (“CDM E&T” and, together with CDM Management, “CDM”) for aggregate consideration of approximately $1.7 billion consisting of units representing limited partner interests in the Partnership and an amount in cash equal to $1.225 billion, subject to certain adjustments (the “CDM Acquisition”).

The CDM Acquisition is expected to close in the first half of 2018, subject to customary closing conditions, including (i) the concurrent closing of the GP Purchase (as defined below), and (ii) the transactions contemplated by the Equity Restructuring Agreement (as defined below), including the Restructuring (as defined below), shall be able to be consummated immediately following the Closing (as defined below), and as otherwise described in the Contribution Agreement (the “Closing”).

On January 15, 2018, and in connection with the execution of the Contribution Agreement, ETE entered into a Purchase Agreement (the “GP Purchase Agreement”) with Energy Transfer Partners, L.L.C. (together with ETE, the “GP Purchasers”), USA Compression Holdings, and, solely for certain purposes therein, R/C IV USACP Holdings, L.P. and ETP, pursuant to which the GP Purchasers will acquire from USA Compression Holdings (i) all of the outstanding limited liability company interests in our General Partner, and (ii) 12,466,912 common units (the “GP Purchase”).

On January 15, 2018, and in connection with the execution of the Contribution Agreement, we entered into an Equity Restructuring Agreement (the “Equity Restructuring Agreement”) with our General Partner and ETE, pursuant to which, among other things, we, our General Partner and ETE have agreed to cancel our IDRs (the “Cancellation”) and convert our General Partner Interest (as defined in the Equity Restructuring Agreement) into a non-economic general partner interest (the “Conversion” and, together with the Cancellation, the “Restructuring”), in exchange for our issuance of 8,000,000 common units to our General Partner, effective at the Closing.

On January 15, 2018, we entered into a Series A Preferred Unit and Warrant Purchase Agreement (the “Series A Purchase Agreement”) with certain investment funds managed or sub-advised by EIG Global Energy Partners (“EIG”) and other investment vehicles unaffiliated with EIG (collectively, the “Purchasers”) to issue and sell in a private placement (the “Private Placement”) $500 million in the aggregate of (i) newly authorized and established Series A Perpetual Preferred Units representing limited partner interests in the Partnership (the “Preferred Units”) and (ii) warrants to purchase common units (the “Warrants”). We will issue 500,000 Preferred Units to the Purchasers at a price of $1,000 per Preferred Unit (the “Preferred Unit Purchase Price”), less a 1.0% structuring and origination fee, for total net proceeds, before expenses, of $495 million. In addition, we will pay a 1.0% commitment fee to the Purchasers at the closing, as well as reimburse the Purchasers for up to $400,000 of certain expenses incurred in connection with the transaction. We will also issue two tranches of Warrants to the Purchasers, which will include Warrants to purchase 5,000,000 common units with a strike price of $17.03 per unit and Warrants to purchase 10,000,000 common units with a strike price of $19.59 per unit. The Warrants may be exercised by the holders thereof at any time beginning on the one year anniversary of the closing date and before the tenth anniversary of the closing date. Upon exercise of the Warrants, we may, at our option, elect to settle the Warrants in common units on a net basis. The Series A Purchase Agreement contains customary representations, warranties and covenants of the Partnership and the Purchasers. The closing of the Private Placement is subject to customary closing conditions.

USA COMPRESSION PARTNERS, LP

Notes to Consolidated Financial Statements

In connection with the CDM Acquisition, on January 15, 2018, we entered into a commitment letter (the “Bridge Commitment”) with JPMorgan Chase Bank, N.A. and Barclays Bank PLC, as modified by the joinder to commitment letter and bridge fee letter entered into by the Partnership, JPMorgan Chase Bank, N.A. and Barclays Bank PLC with each of Regions Bank, Royal Bank of Canada, Wells Fargo Bank, N.A., MUFG Union Bank, N.A., a member of MUFG, a global financial group, The Bank of Nova Scotia and SunTrust Bank and certain affiliates of such parties (the “Commitment Letter”). The Commitment Letter provides for senior unsecured bridge loans in an aggregate amount up to $725 million (the “Bridge Loans”). The proceeds of such Bridge Loans may be used (a) to finance a portion of the purchase price of the CDM Acquisition and (b) to pay fees and expenses incurred in connection therewith. The availability of the borrowings is subject to the satisfaction of certain customary conditions. The Bridge Commitment will expire upon the earliest to occur of (1) the Outside Date as defined in the Contribution Agreement (as the same may be extended thereunder), (2) the consummation of the CDM Acquisition without use of the Bridge Loans, (3) the termination of the Contribution Agreement in accordance with its terms, or (4) September 30, 2018. The Bridge Loans are available to backstop a portion of the CDM Acquisition purchase price that we expect to fund with the net proceeds of other debt financing.

Revolving Credit Facility

On January 29, 2018, we amended our revolving credit facility to, among other things, (i) permit us to consummate the CDM Acquisition as described above, (ii) incur up to $800 million in aggregate amount of indebtedness with respect to the Bridge Loans described above or other long-term indebtedness, (iii) increase from $20 million to $100 million the minimum availability under the revolving credit facility as a condition to making distributions of available cash to unitholders, and (iv) amend certain other provisions of the revolving credit facility, all as more fully set forth in the amendment documents.

Supplemental Selected Quarterly Financial Data

(Unaudited)

In the opinion of our management, the summarized quarterly financial data below (in thousands, except per unit amounts) contains all appropriate adjustments, all of which are normally recurring adjustments, considered necessary to present fairly our financial position and the results of operations for the respective periods.

	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017
Revenue	$66,032	$66,014	$72,791	$75,385
Gross profit (1)	$43,510	$44,431	$49,350	$50,340
Net income	$1,552	$553	$4,789	$4,546
Net income per common unit - basic and diluted	$0.02	$0.003	$0.07	$0.07

	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
Revenue	$66,367	$63,511	$61,130	$74,913
Gross profit (1)	$45,538	$44,857	$42,245	$45,120
Net income (loss)	$8,538	$3,274	$(2,146)	$3,269
Net income (loss) per common unit - basic and diluted	$0.24	$0.05	$(0.04)	$0.05
Net loss per subordinated unit - basic and diluted	$(0.38)	$—	$—	$—

(1)	Gross profit is defined as revenue less cost of operations, exclusive of depreciation and amortization expense.

S-1