Form 10-Q
period 2018-03-31
USA Compression Partners, LP
filed 2018-05-09
CIK 1522727

c

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2018

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

As of May 7, 2018, there were 89,937,600 common units outstanding.

i

PART I.  FINANCIAL INFORMATION

ITEM 1.Financial Statements

USA COMPRESSION PARTNERS, LP

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$710,506	$47
Accounts receivable, net:
Trade, net	34,794	32,063
Other	3,633	8,500
Inventory, net	34,250	33,444
Prepaid expenses	3,095	2,835
Total current assets	786,278	76,889
Property and equipment, net	1,320,198	1,292,476
Installment receivable	9,734	10,635
Identifiable intangible assets, net	70,841	71,680
Goodwill	35,866	35,866
Other assets	5,284	4,541
Total assets	$2,228,201	$1,492,087
Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$18,585	$20,020
Accrued liabilities	62,429	26,263
Deferred revenue	29,451	27,488
Total current liabilities	110,465	73,771
Long-term debt, net	1,526,865	782,902
Other liabilities	1,538	1,561
Partners’ capital:
Limited partner interest:
Common units, 62,444 and 62,194 units issued and outstanding, respectively	583,929	626,922
General partner interest	5,404	6,931
Total partners’ capital	589,333	633,853
Total liabilities and partners’ capital	$2,228,201	$1,492,087

See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per unit amounts)

	Three Months Ended March 31,
	2018	2017
Revenues:
Contract operations	$76,716	$60,432
Parts and service	1,023	5,600
Total revenues	77,739	66,032
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	25,543	22,522
Selling, general and administrative	33,495	11,123
Depreciation and amortization	25,112	24,151
Gain on disposition of assets	(324)	(244)
Impairment of compression equipment	—	1,112
Total costs and expenses	83,826	58,664
Operating income (loss)	(6,087)	7,368
Other income (expense):
Interest expense, net	(9,219)	(5,674)
Other	6	7
Total other expense	(9,213)	(5,667)
Net income (loss) before income tax expense	(15,300)	1,701
Income tax expense	70	149
Net income (loss)	$(15,370)	$1,552
Net income (loss) allocated to:
General partner’s interest in net income (loss)	$(773)	$353
Limited partners’ interest in net income (loss)	$(14,597)	$1,199
Weighted average common units outstanding:
Basic	62,264	60,877
Diluted	62,264	61,154

Basic and diluted net income (loss) per common unit	$(0.23)	$0.02

Distributions declared per limited partner unit for respective periods	$0.525	$0.525

See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP

Unaudited Condensed Consolidated Statement of Changes in Partners’ Capital

Three Months Ended March 31, 2018

(in thousands)

	Partners’ Capital			Total
	Common Units		General Partner	Partners’
	Units	Amount	Amount	Capital
Partners’ capital, December 31, 2017	62,194	$626,922	$6,931	$633,853
Vesting of phantom units	240	4,064	—	4,064
Distributions and distribution equivalent rights	—	(32,658)	(754)	(33,412)
Issuance of common units under the DRIP	10	170	—	170
Unit-based compensation of equity classified awards	—	28	—	28
Net loss	—	(14,597)	(773)	(15,370)
Partners’ capital, March 31, 2018	62,444	$583,929	$5,404	$589,333

See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(15,370)	$1,552
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,112	24,151
Amortization of debt issue costs	704	547
Unit-based compensation expense	2,239	2,945
Gain on disposition of assets	(324)	(244)
Impairment of compression equipment	—	1,112
Changes in assets and liabilities:
Accounts receivable, net	3,038	(268)
Inventory, net	(2,983)	(4,113)
Prepaid expenses	(85)	(1,065)
Other noncurrent assets	6	(10)
Accounts payable	1,937	(141)
Accrued liabilities and deferred revenue	22,120	(6,180)
Net cash provided by operating activities	36,394	18,286
Cash flows from investing activities:
Capital expenditures, net	(35,384)	(15,926)
Proceeds from disposition of property and equipment	90	336
Proceeds from insurance recovery	613	—
Net cash used in investing activities	(34,681)	(15,590)
Cash flows from financing activities:
Proceeds from revolving credit facility	121,104	97,794
Proceeds from senior notes	725,000	—
Payments on revolving credit facility	(84,945)	(68,342)
Cash paid related to net settlement of unit-based awards	(3,054)	(2,797)
Cash distributions	(34,031)	(29,409)
Financing costs	(15,328)	—
Net cash provided by (used in) financing activities	708,746	(2,754)
Increase (decrease) in cash and cash equivalents	710,459	(58)
Cash and cash equivalents, beginning of period	47	65
Cash and cash equivalents, end of period	$710,506	$7
Supplemental cash flow information:
Cash paid for interest	$7,402	$5,666
Supplemental non-cash transactions:
Non-cash distributions to certain limited partners (DRIP)	$170	$4,061
Transfers from inventory to property and equipment	$2,177	$2,383
Transfer from long-term installment receivable to short-term	$(902)	$(837)
Change in capital expenditures included in accounts payable and accrued liabilities	$14,812	$9,971
Financing costs included in accounts payable and accrued liabilities	$3,322	$—

See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Organization and Summary of Significant Accounting Policies

(a)  Organization

Unless otherwise indicated, the terms “our”, “we”, “us”, “the Partnership” and similar language refer to USA Compression Partners, LP, collectively with its operating subsidiaries.  We are a Delaware limited partnership. USA Compression GP, LLC, a Delaware limited liability company, serves as our general partner and is referred to herein as the “General Partner”.  Our General Partner was owned by USA Compression Holdings, LLC (“USA Compression Holdings”) until April 2, 2018. See Note 12 for a description of the April 2, 2018 transactions.  Through our operating subsidiaries, we provide compression services under term contracts with customers in the natural gas and crude oil industries, using natural gas compression packages that we design, engineer, own, operate and maintain.  We provide compression services in a number of shale plays throughout the United States, including the Utica, Marcellus, Permian Basin, Delaware Basin, Eagle Ford, Mississippi Lime, Granite Wash, Woodford, Barnett, Haynesville, Niobrara and Fayetteville shales.

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

Our ownership structure was as follows:

	March 31, 2018
	USA
	Compression
	Holdings	Public	Total
General partner interest	1.2%	—	1.2%
Limited partner interest	39.7%	59.1%	98.8%
Total (1)	40.9%	59.1%	100.0%

(1)	See Note 12 for changes to the ownership structure on April 2, 2018.

(b)  Basis of Presentation

Our accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2017 filed on February 13, 2018 (our “2017 Annual Report”).  In the opinion of our management, such financial information reflects all normal recurring adjustments necessary for a fair presentation of these interim unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”).  Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.  Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).  Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2017 contained in our 2017 Annual Report.

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

(d)  Inventory

Inventory consists of serialized and non-serialized parts used primarily in the repair of compression units.  All inventory is stated at the lower of cost or net realizable value.  The cost of serialized parts inventory is determined using the specific identification cost method, while the cost of non-serialized parts inventory is determined using the weighted average cost method.  Purchases of these assets are considered operating activities on the Unaudited Condensed Consolidated Statements of Cash Flows.

Components of inventory are as follows (in thousands):

	March 31, 2018	December 31, 2017
Serialized parts	$16,270	$16,413
Non-serialized parts	18,130	17,181
Total Inventory, gross	34,400	33,594
Less: obsolete and slow moving reserve	(150)	(150)
Total Inventory, net	$34,250	$33,444

(e)  Identifiable Intangible Assets

Identifiable intangible assets, net consisted of the following (in thousands):

	Customer
	Relationships	Trade Names	Total
Net Balance at December 31, 2017	$60,448	$11,232	$71,680
Amortization Expense	(683)	(156)	(839)
Net Balance at March 31, 2018	$59,765	$11,076	$70,841

Identifiable intangible assets are recorded at cost and amortized using the straight-line method over their estimated useful lives, which is the period over which the assets are expected to contribute directly or indirectly to our future cash flows.  The estimated useful lives range from 20 to 30 years. Accumulated amortization of intangible assets was $24.4 million and $23.5 million as of March 31, 2018 and December 31, 2017, respectively.

We assess identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  We did not  record any impairment of identifiable intangible assets for the three months ended March 31, 2018 or 2017.

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

We did not record any impairment of long-lived assets during the three months ended March 31, 2018. During the three months ended March 31, 2017, we evaluated the future deployment of our idle fleet under then-current market conditions and determined to retire, sell or re-utilize key components of two compressor units, or 2,760 horsepower, that were previously used to provide services in our business.  The primary cause of impairment was due to estimated significant repair costs from previous damage to the equipment. These compressor units were written down to their respective estimated salvage value, if any. As a result of our decision to retire, sell or re-utilize key components of these compressor units, management performed an impairment review and recorded $1.1 million of impairment of long-lived assets in the three months ended March 31, 2017.

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

As of March 31, 2018 and December 31, 2017, our financial instruments consisted primarily of cash and cash equivalents, trade accounts receivable, trade accounts payable and long-term debt.  The book values of cash and cash equivalents, trade accounts receivable and trade accounts payable are representative of fair value due to their short-term maturities.  The carrying amount of our revolving credit facility approximates fair value due to the floating interest rates associated with the debt. The carrying amount of our senior notes approximates fair value as the notes were issued on March 23, 2018. See Note 6 for additional information on the senior notes.

(i)  Operating Segment

We operate in a single business segment, the compression services business.

(2)  Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts, which was $0.3 million and $0.4 million at March 31, 2018 and December 31, 2017, respectively, is our best estimate of the amount of probable credit losses included in our existing accounts receivable.  We determine the allowance based upon historical write-off experience and specific customer circumstances.  The determination of the allowance for doubtful accounts requires us to make estimates and judgments regarding our customers’ ability to pay amounts due.  On an ongoing basis, we conduct an evaluation of the financial strength of our customers based on payment history, the overall business climate in which our customers operate and specific identification of customer bad debt and make adjustments to the allowance as necessary.  Our evaluation of our customers’ financial strength is based on the aging of their respective receivables balance, customer correspondence, financial information and third-party credit ratings.  Our evaluation of the business climate in which our customers operate is based on a review of various publicly-available materials regarding our customers’ industries, including the solvency of various companies in the industry.  During the three months ended March 31, 2018, we reduced our allowance for doubtful accounts by $0.1 million due to write-offs of bad debt. During the three months ended March 31, 2017, we reduced our allowance for doubtful accounts by $0.1 million due to collections on accounts that had previously been reserved.

(3)  Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Compression equipment	$1,712,925	$1,662,506
Furniture and fixtures	601	593
Automobiles and vehicles	19,351	19,407
Computer equipment	26,933	25,870
Leasehold improvements	1,639	1,586
Total Property and equipment, gross	1,761,449	1,709,962
Less: accumulated depreciation and amortization	(441,251)	(417,486)
Total Property and equipment, net	$1,320,198	$1,292,476

We recognized $24.3 million and $23.3 million of depreciation expense on property and equipment for the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018 and December 31, 2017, there was $25.6 million and $10.8 million, respectively, of property and equipment purchases in accounts payable and accrued liabilities.

During the three months ended March 31, 2018, we recognized a $0.3 million net gain on the disposition of a compression unit, after receiving $0.6 million of insurance recoveries.  During the three months ended March 31, 2017, we recognized a $0.2 million gain on the disposition of a compression unit. Each of these is reported within Gain on disposition of assets on the Unaudited Condensed Consolidated Statements of Operations.

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

On November 1, 2016, we entered into a Formula Price Purchase Agreement (the “FPP Capital Lease Transaction”) with a customer with respect to certain assets leased to the customer that the customer will purchase at the end of the lease term. During the three months ended March 31, 2018, the customer exercised its option to purchase these assets which reduced the current installment receivable by $4.7 million.

Both capital leases were accounted for as sales type leases resulting in a current installment receivable included in other accounts receivable of $3.6 million and $8.5 million as of March 31, 2018 and December 31, 2017, respectively, and a long-term installment receivable of $9.7 million and $10.6 million as of such period ends, respectively.

Revenue and interest income related to both capital leases is recognized over the respective lease terms.  We recognize maintenance revenue within Contract operations revenue and interest income within Interest expense, net on the Unaudited Condensed Consolidated Statements of Operations.  For each of the three months ended March 31, 2018 and 2017, maintenance revenue related to the BPO Capital Lease Transaction was $0.3 million.  There is no maintenance revenue component to the FPP Capital Lease Transaction. Interest income related to both capital leases was $0.4 million for each of the three months ended March 31, 2018 and 2017.

(5)  Accrued Liabilities

Accrued liabilities include accrued transaction expenses, accrued compression equipment purchases,  unit-based compensation liability, accrued payroll and benefits and accrued property taxes.  We recognized $21.0 million and $1.4 million of accrued transaction expenses as of March 31, 2018 and December 31, 2017, respectively. We recognized $20.0 million and $0.2 million of accrued compression equipment purchases as of March 31, 2018 and December 31, 2017, respectively. We recognized $3.3 million and $8.9 million of unit-based compensation liability as of March 31, 2018 and December 31, 2017, respectively. We recognized $3.1 million and $6.4 million of accrued payroll and benefits as of March 31, 2018 and December 31, 2017, respectively.  We recognized $3.3 million and $2.3 million of accrued property taxes as of March 31, 2018 and December 31, 2017, respectively.

(6)  Long-Term Debt

Our long-term debt, of which there is no current portion, consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Revolving credit facility	$819,061	$782,902
Senior notes due 2026, aggregate principal	725,000	—
Less: deferred financing costs, net of amortization	(17,196)	—
Senior notes due 2026, net	707,804	—
Total long-term debt, net	$1,526,865	$782,902

Bridge Loans

In connection with the CDM Acquisition (as defined in Note 12), on January 15, 2018, we entered into a commitment letter (the “Bridge Commitment”) with JPMorgan Chase Bank, N.A. and Barclays Bank PLC, as modified by the joinder to commitment letter and bridge fee letter entered into by the Partnership, JPMorgan Chase Bank, N.A. and Barclays Bank PLC with each of Regions Bank, Royal Bank of Canada, Wells Fargo Bank, N.A., MUFG Union Bank, N.A., a member of MUFG, a global financial group, The Bank of Nova Scotia and SunTrust Bank and certain affiliates of such parties (the “Commitment Letter”).  The Commitment Letter provided for senior unsecured bridge loans in an aggregate amount up to $725 million (the “Bridge Loans”).  The Bridge Loans were available to backstop a portion of the CDM Acquisition purchase price that we ultimately funded with the net proceeds from the senior notes.

In connection with entering into the Bridge Commitment, we incurred certain transaction fees in the amount of $18.4 million which are reported within Selling, general and administrative expense on the Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2018.

Revolving Credit Facility

On January 29, 2018, we entered into a fourth amendment to our revolving credit facility to, among other things, (i) permit us to consummate the CDM Acquisition, (ii) permit us to incur up to $800 million in aggregate amount of indebtedness with respect to the Bridge Loans described above or other long-term indebtedness such as the senior notes, (iii) increase from $20 million to $100 million the minimum borrowing base availability under the revolving credit facility as a condition to making distributions of available cash to unitholders, and (iv) amend certain other provisions of the revolving credit facility, all as more fully set forth in the amendment documents.

In connection with entering into the fourth amendment, we paid certain amendment fees to the lenders party thereto in the amount of $0.8 million during the three months ended March 31, 2018.  These fees were capitalized to loan costs and will be amortized over the term of the revolving credit facility.  No such fees were paid during the three months ended March 31, 2017.

As of March 31, 2018, we were in compliance with all of our covenants under our revolving credit facility.

As of March 31, 2018, we had outstanding borrowings under our revolving credit facility of $819.1 million,  $273.9 million of borrowing base availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $37.0 million.  Our interest rate in effect for all borrowings under our revolving credit facility as of March 31, 2018 and December 31, 2017 was 4.75% and 3.46%, respectively, with a weighted average interest rate of

3.67% and 2.98% during the three months ended March 31, 2018 and 2017, respectively.  There were no letters of credit issued as of March 31, 2018 or 2017.

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

Certain of our operating subsidiaries are borrowers under our revolving credit facility, and we are a guarantor of the revolving credit facility.

Our operating subsidiaries and USA Compression Finance Corp. (“Finance Corp”) are our only existing subsidiaries.  We have no assets or operations independent of our subsidiaries, and there are no significant restrictions upon our ability to obtain funds from our subsidiaries by dividend or loan.  None of the assets of our subsidiaries represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act of 1933, as amended.

On April 2, 2018, our revolving credit facility was amended and restated with a maturity date of April 2, 2023. See Note 12(e) for additional information.

Senior Notes

On March 23, 2018,  we co-issued with Finance Corp $725.0 million aggregate principal amount of senior notes that mature on April 1, 2026. The notes accrue interest from March 23, 2018 at the rate of 6.875% per year. Interest on the notes will be payable semi-annually in arrears on each April 1 and October 1, commencing on October 1, 2018.

Prior to April 1, 2021,  we may redeem up to 35% of the aggregate principal amount of the notes at a redemption price equal to 106.875% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, in an amount not greater than the net proceeds from one or more equity offerings, provided that at least 65% of the aggregate principal amount of the notes remain outstanding immediately after the occurrence of such redemption (excluding notes held by us and our subsidiaries) and redemption occurs within 180 days of the date of the closing of such equity offering. Prior to April 1, 2021, we may redeem all or a part of these notes at a redemption price equal to the sum of (i) the principal amount thereof, plus (ii) a make-whole premium at the redemption date, plus accrued and unpaid interest, if any, to the redemption date. On or after April 1, 2021,  we may redeem all or a part of these notes at redemption prices (expressed as percentages of principal amount) equal to 105.156% for the twelve-month period beginning on April 1, 2021, 103.438% for the twelve-month period beginning on April 1, 2022, 101.719% for the twelve-month period beginning on April 1, 2023 and 100.00% beginning on April 1, 2024 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date. If we experience a change of control followed by a ratings decline, unless we have previously exercised or concurrently exercise the right to redeem the notes (as described above), we may be required to offer to repurchase the notes at a purchase price equal to 101% of the principal amount repurchased, plus accrued and unpaid interest, if any, to the repurchase date.

There are no financial maintenance covenants associated with the senior notes.

In connection with issuing the senior notes, we incurred certain issuance costs in the amount of $17.3 million which will be amortized over the term of the senior notes using the effective interest method and is reported within Long-term debt, net on the Unaudited Condensed Consolidated Balance Sheets as of March 31, 2018.

The senior notes are guaranteed (the “Guarantees”), jointly and severally, on a senior unsecured basis by our existing subsidiaries (other than Finance Corp.) and each of our future restricted subsidiaries that either borrows under, or guarantees, our revolving credit facility or guarantees certain of our other indebtedness (collectively, the “Guarantors”). The senior notes and the Guarantees are the Guarantors’ and our general unsecured obligations and rank equally in right of payment with all of the Guarantors’ and our existing and future senior indebtedness and senior to all of the

Guarantors’ and our future subordinated indebtedness, if any. The senior notes and the Guarantees are effectively subordinated in right of payment to all of the Guarantors’ and our existing and future secured debt, including debt under our revolving credit facility and guarantees thereof, to the extent of the value of the assets securing such debt, and are structurally subordinated to all indebtedness of any of our subsidiaries that do not guarantee the notes.

(7)  Partners’ Capital

Common Units and General Partner Interest

As of March 31, 2018, we had 62,443,593 common units outstanding.  USA Compression Holdings held 25,092,196 common units as of March 31, 2018 and controlled our General Partner, which held an approximate 1.2% general partner interest (the “General Partner’s Interest”) and the incentive distribution rights (“IDRs”).  See the Unaudited Condensed Consolidated Statement of Changes in Partners’ Capital. See Note 12 for changes to the ownership structure on April 2, 2018.

Cash Distributions

We have declared quarterly distributions per unit to limited partner unitholders of record, including holders of common and phantom units, and distributions paid to the General Partner, including the General Partner’s Interest and IDRs, as follows (in millions, except distribution per unit):

	Distribution per	Amount Paid to	Amount Paid to	Amount Paid to
	Limited Partner	Common	General	Phantom	Total
Payment Date	Unit	Unitholders	Partner	Unitholders	Distribution
February 14, 2017	$0.525	$31.9	$0.7	$0.8	$33.4
May 12, 2017	$0.525	$32.1	$0.7	$0.6	$33.4
August 11, 2017	$0.525	$32.3	$0.8	$0.6	$33.7
November 10, 2017	$0.525	$32.6	$0.8	$0.5	$33.9
February 14, 2018	$0.525	$32.7	$0.8	$0.8	$34.3

Announced Quarterly Distribution

On April 19, 2018, we announced a cash distribution of $0.525 per unit on our common units.  The distribution will be paid on May 11, 2018 to unitholders of record as of the close of business on May 1, 2018.

Distribution Reinvestment Plan

During the three months ended March 31, 2018 and 2017, distributions of $0.2 million and $4.1 million, respectively, were reinvested under the DRIP resulting in the issuance of 9,571 and 221,693 common units, respectively.  Such distributions are treated as non-cash transactions in the accompanying Unaudited Condensed Consolidated Statements of Cash Flows.

Earnings Per Unit

The computation of earnings per unit is based on the weighted average number of units outstanding during the applicable period.  Basic earnings per unit is determined by dividing net income (loss) allocated to the units after deducting the amount allocated to our General Partner (including distributions to our General Partner on our General Partner’s Interest and its IDRs, if any), by the weighted average number of outstanding units during the period.  Net income (loss) is allocated to the units and our General Partner’s Interest (including its IDRs) based on their respective shares of the distributed and undistributed earnings for the period. To the extent cash distributions exceed net income (loss) for the period, the excess distributions are allocated to all participating units outstanding based on their respective ownership percentages.  Diluted earnings per unit are computed using the treasury stock method, which considers the potential issuance of limited partner units associated with our long-term incentive plan. Unvested phantom units are not included in basic earnings per unit, as they are not considered to be participating securities, but are included in the calculation of diluted earnings per unit.  Incremental unvested phantom units outstanding represent the only difference between our basic and diluted weighted average common units outstanding during the three months ended March 31, 2017. For the three months ended March 31, 2018, approximately 324,000 incremental unvested phantom units were excluded from the calculation of diluted earnings per unit because the impact was anti-dilutive.

Incentive Distribution Rights

Prior to April 2, 2018, our General Partner held all of our IDRs. The IDRs represented the right to receive an increasing percentage of our quarterly distributions of available cash from operating surplus after the minimum quarterly distribution and the target distribution levels had been achieved. See Note 12(c) for additional information on the Equity Restructuring Agreement that converted the General Partner’s Interest into a non-economic general partner interest and cancelled the IDRs on April 2, 2018.

The following table illustrates the percentage allocations of Available Cash from Operating Surplus between our unitholders and our General Partner based on the specified target distribution levels that were applicable prior to April 2, 2018.  The amounts set forth under “Marginal Percentage Interest in Distributions” are the percentage interests of our General Partner and our unitholders in any Available Cash from Operating Surplus we distribute up to and including the corresponding amount in the column “Total Quarterly Distribution Per Unit.”  The percentage interests shown for our unitholders and our General Partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution.  The percentage interests set forth below for our General Partner include its General Partner’s Interest, and assume our General Partner has contributed any additional capital necessary to maintain its General Partner’s Interest and our General Partner has not transferred our IDRs.

		Marginal Percentage Interest
	Total Quarterly	in Distributions
	Distribution Per Unit	Unitholders	General Partner
Minimum Quarterly Distribution	$0.425	98.8%	1.2%
First Target Distribution	up to $0.4888	98.8%	1.2%
Second Target Distribution	above $0.4888 up to $0.5313	85.8%	14.2%
Third Target Distribution	above $0.5313 up to $0.6375	75.8%	24.2%
Thereafter	above $0.6375	50.8%	49.2%

(8)  Revenue Recognition

Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs with the transfer of our services or goods. Revenue is measured at the amount of consideration we expect to receive in exchange for providing services or transferring goods.  Sales taxes incurred on behalf of, and passed through to, customers are excluded from revenue. Incidental items, if any, that are immaterial in the context of the contract are recognized as expense.

Adoption of ASC Topic 606, "Revenue from Contracts with Customers"

On January 1, 2018, we adopted Accounting Standards Codification Topic 606 (“ASC Topic 606”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC Topic 605.

We identified no material impact on our historical revenues upon initial application of ASC Topic 606, and as such have not recognized any cumulative catch-up effect to the opening balance of our partners’ capital as of January 1, 2018. Additionally, the application of ASC Topic 606 has no material impact on any current financial statement line items.

The following table disaggregates our revenue by type of service (in thousands):

	Three Months Ended March 31,
	2018	2017 (1)
Contract operations revenue	$76,716	$60,432
Retail parts and services revenue	1,023	1,077
Station installations revenue	—	4,523
Total revenues	$77,739	$66,032

(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method of ASC Topic 606.

The following table disaggregates our revenue by timing of provision of services or transfer of goods (in thousands):

	Three Months Ended March 31,
	2018	2017 (1)
Services provided or goods transferred at a point in time	$1,023	$1,077
Services provided over time:
Recurring term contracts:
Primary term	42,997	36,626
Month-to-month	33,719	23,806
Non-recurring term contracts:
Station installations	—	4,523
Total revenues	$77,739	$66,032

(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method of ASC Topic 606.

Contract operations revenue

Revenue from contracted compression, station and maintenance services is recognized ratably under our fixed-fee contracts over the term of the contract as services are provided to our customers. Initial contract terms typically range from six months to five years, however we typically continue to provide compression services at a specific location beyond the initial contract term, either through contract renewal or on a month-to-month or longer basis. We primarily enter into take-or-pay contracts whereby our customers are required to pay our monthly fee even during periods of limited or disrupted throughput.  Services generally are billed monthly, one month in advance of the commencement of the service month, except for certain customers who are billed at the beginning of the service month, and payment is generally due 30 days after receipt of our invoice. Amounts invoiced in advance are recorded as deferred revenue on our Unaudited Condensed Consolidated Balance Sheet until earned, at which time they are recognized as revenue.  The amount of consideration we receive and revenue we recognize is based upon the fixed fee rate stated in each service contract.

Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenues to each performance obligation based on its relative standalone service fee. We generally determine standalone service fees based on the service fees charged to customers or using expected cost plus margin.

The majority of our service performance obligations are satisfied over time as services are rendered at selected customer locations on a monthly basis and based upon specific performance criteria identified in the applicable contract. The monthly service for each location is substantially the same service month to month and is promised consecutively over the service contract term. We measure progress and performance of the service consistently using a straight-line, time-based method as each month passes, because our performance obligations are satisfied evenly over the contract term as the customer simultaneously receives and consumes the benefits provided by our service.

There are typically no material obligations for returns or refunds. Our standard contracts typically do not have material variable consideration or non-cash consideration.

Retail parts and services revenue

Retail parts and service revenue is earned primarily on freight and crane charges that are directly reimbursable by our customers and maintenance work on units at our customers’ locations that are outside the scope of our core maintenance activities. Revenue from retail parts and services is recognized at the point in time the part is transferred or service is provided and control is transferred to the customer. At such time, the customer has the ability to direct the use of the benefits of such part or service after we have performed. We bill upon completion of the service or transfer of the parts, and payment is generally due 30 days after receipt of our invoice. The amount of consideration we receive and revenue we recognize is based upon the invoice amount.  There are typically no material obligations for returns, refunds, or warranties. Our standard contracts typically do not have material variable consideration or non-cash consideration.

Station installations revenue

Revenue from station installations is earned on stations we build on behalf of, and sell to, our customers and such revenue is recognized over time as services are provided.  A station typically consists of compressor equipment combined with other equipment ancillary to compression, such as slug catchers, pipe racks, tanks, dehydration, valves, and control rooms, which together assist in the treating, processing, pressurization and transportation of natural gas. Our performance enhances an asset that the customer controls and our performance does not create an asset with alternative use to us.  Revenue is recognized over time based on the progress-toward-completion method and progress is measured using the efforts-expended input method.  In applying the efforts-expended input method, we use the percentage of total completed workflows to date relative to estimated total workflows to determine the amount of revenue and profit to recognize for each contract. The amount of consideration we receive and revenue we recognize varies in accordance with each contractual agreement negotiated with our customers.

The progress-toward-completion method of revenue recognition requires us to make estimates of contract revenues and costs to complete our projects. In making such estimates, management judgments are required to evaluate significant assumptions including the cost of materials and labor, expected labor productivity, the impact of potential variances in schedule completion, the amount of net contract revenues and the impact of any penalties, claims, change orders, or performance incentives.

Our payment terms vary in accordance with each contractual agreement negotiated with our customers. The term between invoicing and when payment is due is not significant. We retain the right to payment for performance completed to date at any point during the contract term. There are no material obligations for returns, refunds, or warranties.

Contract assets and trade accounts receivable

We record contract assets when we have completed performance under a contract but our right to consideration is not yet unconditional.  We had no contract assets as of March 31, 2018 or December 31, 2017. Trade accounts receivable are recorded when our right to consideration becomes unconditional. There were no significant changes to our trade accounts receivable balances due to business combinations, modifications or contract adjustments, or changes in time frame for a right to consideration to become unconditional during the period.

Deferred revenue

We record deferred revenue when cash payments are received or due in advance of our performance. The increase in the deferred revenue balance for the three months ended March 31, 2018 is primarily driven by cash payments received or due in advance of satisfying our performance obligations under a contract, offset by $21.6 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2017.  There was no significant change to our deferred revenue balance as a result of changes in time frame for a performance obligation to be satisfied during the period.

Practical expedients and exemptions

We have elected to apply the practical expedient in ASC 606-10-50-14 and as such do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Costs to fulfill a contract

We sometimes incur non-reimbursable costs for loading, transporting and unloading equipment to and from our storage locations and customer locations.  We defer and amortize these costs using the straight-line method over the life of the contract. We recognized $0.2 million and $0.1 million of costs to fulfill a contract within Prepaid expenses on the Unaudited Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, respectively, and $0.1 million in amortization expense of costs to fulfill a contract within Cost of operations, exclusive of depreciation and amortization on the Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2018. Amortization expense was zero for the three months ended March 31, 2017.

o

(9)  Transactions with Related Parties

Jerry Peters, who served as a director of our General Partner from October 2017 through April 2, 2018,  has served as a director of one of our customers since September 2012. During the three months ended March 31, 2018, we recognized $0.3 million in revenue from compression services from this customer.

We provide compression services to entities affiliated with Riverstone/Carlyle Global Energy and Power Fund IV, L.P. (“Riverstone”), which owns a majority of the membership interests in USA Compression Holdings.  USA Compression Holdings owned and controlled our General Partner and owned 39.7% of our limited partner interests until April 2, 2018.  During the three months ended March 31, 2018 and 2017, we recognized $0.1 million and $0.2 million, respectively, in revenue from compression services from such affiliated entities.  See Note 12 for changes to the ownership structure on April 2, 2018.

(10)  Commitments and Contingencies

(a)  Major Customers

We did not have revenue from any single customer representing 10% or more of total revenue for the three months ended March 31, 2018 or 2017.

(b)  Litigation

From time to time, we and our subsidiaries may be involved in various claims and litigation arising in the ordinary course of business.  In management’s opinion, the resolution of such matters is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

(c)  Equipment Purchase Commitments

Our future capital commitments are comprised of binding commitments under purchase orders for new compression units and serialized parts ordered but not received.  The commitments as of March 31, 2018 were $128.7 million, which are expected to be settled throughout 2018 and early 2019.

(d)  Sales Tax Contingency

Our compliance with state and local sales tax regulations is subject to audit by various taxing authorities.  Certain taxing authorities have claimed that specific operational processes, which we and others in our industry regularly conduct, result in transactions that are subject to state sales taxes.  We, and other entities in our industry, have disputed these claims based on existing tax statutes which provide for manufacturing exemptions on the transactions in question.  We continue to work with the state taxing authority in providing them the documentation available to us to support the position we have taken with regard to the disputed transactions.  We have recognized a liability of $0.1 million related to this issue; however, we believe it is reasonably possible that we could incur additional losses for this matter depending on whether the taxing authority accepts our documentation as sufficient to support our position that the disputed transactions are not taxable and the impact of any potential resulting litigation.  Management estimates that the range of losses we could incur related to this matter is from $0.1 million to approximately $3.7 million.  The upper end of this range assumes that we will be unable to apply the manufacturing exemption to any of the transactions in question, which management believes is remote.

(11)  Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board issued ASU 2016-02 ASC Topic 842 Leases (“ASC Topic 842”). ASC Topic 842 is a new leasing standard that increases transparency and comparability among organizations by, among other things, requiring lessees to recognize most lease assets and lease liabilities on the balance sheet and requiring both lessees and lessors to disclose expanded qualitative and quantitative information about leasing arrangements. This new leasing standard requires modified retrospective adoption for all leases existing at, or entered into after, the date of the initial application, with an option to use certain elective transition reliefs. ASC Topic 842 becomes effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption of this standard is permitted. We expect to adopt this new standard on January 1, 2019. We are in the preliminary stages of the assessment phase and are in the process of identifying potential contracts and transactions subject to the provisions of the standard so that we may assess the financial impact of adopting this standard on our consolidated financial statements and related disclosures. Further, we are in the preliminary stages of assessing the changes in controls, processes and accounting policies that are necessary to implement this standard.

(12)  Subsequent Events

(a)  CDM Acquisition Closes

On April 2, 2018, we completed the previously announced acquisition (the “CDM Acquisition”) of all of the issued and outstanding membership interests of CDM Resource Management LLC, a Delaware limited liability company (“CDM”), and CDM Environmental & Technical Services LLC, a Delaware limited liability company (“CDM E&T”), from Energy Transfer Partners, L.P., a Delaware limited partnership (“ETP”), in exchange for aggregate consideration of approximately $1.7 billion, consisting of (i) 19,191,351 common units, (ii) 6,397,965 Class B units representing limited partner interests in us (“Class B Units”) and (iii) $1.232 billion in cash (including estimated customary closing adjustments).

The purchase price was determined based on arm’s length negotiations. Prior to the CDM Acquisition and related transactions, there were no material relationships between ETP and its affiliates, on the one hand, and the Partnership or any of its affiliates, directors, officers or any associate of such directors or officers, on the other hand.

Due to the multiple facets of this acquisition, which was executed through a series of transactions described below, we are still evaluating which accounting method to use and which entity will serve as predecessor for financial reporting purposes.  Further, the valuation of our assets is currently in process and we do not have preliminary estimates available. As such, the disclosure requirements in ASC 805-10-50-2 and ASC 805-30-50-1 cannot be made as of the time of filing this report.

(b)   GP Purchase Agreement

On April 2, 2018 and in connection with the closing of the CDM Acquisition, pursuant to that certain Purchase Agreement (the “GP Purchase Agreement”), dated as of January 15, 2018, by and among Energy Transfer Equity, L.P. (“ETE”), Energy Transfer Partners, L.L.C. (together with ETE, the “GP Purchasers”), USAC Holdings and, solely for certain purposes therein, R/C IV USACP Holdings, L.P. and ETP, the GP Purchasers acquired from USAC Holdings (i) all of the outstanding limited liability company interests in the General Partner and (ii) 12,466,912 Common Units (the “GP Purchase”) for cash consideration equal to $250 million.

(c)   Equity Restructuring Agreement

On April 2, 2018 and in connection with the closing of the CDM Acquisition, we consummated the transactions contemplated by the Equity Restructuring Agreement (the “Equity Restructuring Agreement”) dated January 15, 2018, by and among us,  our General Partner and ETE, including, among other things, the cancellation of the IDRs (the “Cancellation”) and conversion of our General Partner’s Interest into a non-economic general partner interest (the “Conversion” and, together with the Cancellation, the “Restructuring”), in exchange for our issuance of 8,000,000 common units to the General Partner. In addition, at any time after one year following the closing, ETE will have the right to contribute (or cause any of its subsidiaries to contribute) to us all of the outstanding equity interests in any of its subsidiaries that owns the general partner interest in us in exchange for $10 million (the “GP Contribution”); provided that the GP Contribution will occur automatically if at any time following the closing (i) ETE or one of its subsidiaries

(including ETP) owns, directly or indirectly, the general partner interest in us and (ii) ETE and its subsidiaries (including ETP) collectively own less than 12,500,000 common units.

(d)   Series A Preferred Unit and Warrant Private Placement

On April 2, 2018, we consummated the transactions contemplated by the Series A Preferred Unit and Warrant Purchase Agreement (the “Purchase Agreement”), dated January 15, 2018, with certain investment funds managed or sub-advised by EIG Global Energy Partners (“EIG”) and other investment vehicles unaffiliated with EIG (collectively, the “Purchasers”) to issue and sell in a private placement (the “Private Placement”) $500 million in the aggregate of (i) newly authorized and established Series A Preferred Units representing limited partner interests in us (the “Preferred Units”) and (ii) warrants to purchase common units (the “Warrants”). Pursuant to the terms of the Purchase Agreement, on April 2, 2018, we issued 500,000 Preferred Units to the Purchasers at a price of $1,000 per Preferred Unit, less a 1.0% structuring and origination fee, for total net proceeds, before expenses, of $495 million. In addition, we paid a 1.0% commitment fee to the Purchasers at the closing and reimbursed the Purchasers $0.4 million for certain expenses incurred in connection with the Private Placement. We also issued two tranches of Warrants to the Purchasers, which included Warrants to purchase 5,000,000 common units with a strike price of $17.03 per unit and Warrants to purchase 10,000,000 common units with a strike price of $19.59 per unit. The Warrants may be exercised by the holders thereof at any time beginning on the one year anniversary of the closing date and before the tenth anniversary of the closing date. Upon exercise of the Warrants, we may, at our option, elect to settle the Warrants in common units on a net basis.

(e)   Credit Facility Amendment and Restatement

On April 2, 2018, we entered into the Sixth Amended and Restated Credit Agreement (the “Sixth A&R Credit Agreement”) by and among the Partnership, as borrower, USAC OpCo 2, LLC, USAC Leasing 2, LLC, USA Compression Partners, LLC, USAC Leasing, LLC, CDM, CDM E&T and USA Compression Finance Corp., the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as agent and an LC issuer, JPMorgan Chase Bank, N.A., Barclays Bank PLC, Regions Capital Markets, a division of Regions Bank, RBC Capital Markets and Wells Fargo Bank, N.A., as joint lead arrangers and joint book runners, Barclays Bank PLC, Regions Bank, RBC Capital Markets and Wells Fargo Bank, N.A., as syndication agents, and MUFG Union Bank, N.A., SunTrust Bank and The Bank of Nova Scotia, as senior managing agents. The Sixth A&R Credit Agreement amended and restated that certain Fifth Amended and Restated Credit Agreement, dated as of December 13, 2013, as amended (the “Fifth A&R Credit Agreement”).

The Sixth A&R Credit Agreement amended the Fifth A&R Credit Agreement to, among other things, (i) increase the borrowing capacity under the revolving credit facility from $1.1 billion to $1.6 billion (subject to availability under a borrowing base), (ii) extend the termination date (and the maturity date of the obligations thereunder) from January 6, 2020 to April 2, 2023, (iii) subject to the terms of the Sixth A&R Credit Agreement, permit up to $400.0 million of future increases in borrowing capacity, (iv) modify the leverage ratio covenant to be 5.75 to 1.0 through the end of the fiscal quarter ending March 31, 2019, 5.5 to 1.0 through the end of the fiscal quarter ending December 31, 2019, and 5.0 to 1.0 thereafter and (v) increase the applicable margin for eurodollar borrowings to range from 2.00% to 2.75%, depending on our leverage ratio, all as more fully set forth in the Sixth A&R Credit Agreement.

As of the close of business on April 2, 2018, we had $899.5 million of outstanding borrowings and no outstanding letters of credit under the Sixth A&R Credit Agreement. In connection with entering into the Sixth A&R Credit Agreement, we paid certain upfront fees and arrangement fees to the arrangers, syndication agents and senior managing agents of the Sixth A&R Credit Agreement. Amounts borrowed and repaid under the Sixth A&R Credit Agreement may be re-borrowed.

(f)   Phantom Units Accelerated Vesting

On April 2, 2018 and in connection with the closing of the CDM Acquisition, and pursuant to the change in control provisions of our outstanding phantom unit awards, all of the performance-based phantom units granted during 2018, 2017 and 2016, and outstanding as of April 2, 2018, vested immediately upon the change in control event at 100% of the target level.  In addition, all outstanding time-based phantom units held by our CEO vested immediately upon the change in control event. As such, 563,544 outstanding phantom unit awards vested resulting in $6.9 million of compensation expense that will be recognized during the three months ended June 30, 2018.

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

•

our ability to realize the anticipated benefits of acquisitions and to integrate the acquired assets with our existing fleet, including the CDM Acquisition (as described in Note 12 to our unaudited condensed consolidated financial statements under Part I, Item 1 of this report);

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

Operating Highlights

The following table summarizes certain horsepower and horsepower utilization percentages for the periods presented.

	Three Months Ended March 31,
	2018	2017
Fleet horsepower (at period end) (1)	1,847,416	1,739,379
Total available horsepower (at period end) (2)	1,957,416	1,781,879
Revenue generating horsepower (at period end) (3)	1,686,170	1,427,634
Average revenue generating horsepower (4)	1,662,896	1,406,206
Average revenue per revenue generating horsepower per month (5)	$15.60	$14.98
Revenue generating compression units (at period end)	2,843	2,612
Average horsepower per revenue generating compression unit (6)	582	544
Horsepower utilization (7):
At period end	94.7%	89.9%
Average for the period (8)	94.9%	88.2%

(1)

Fleet horsepower is horsepower for compression units that have been delivered to us (and excludes units on order).  As of March 31, 2018, we had approximately 140,000 horsepower on order, of which approximately 135,000 horsepower is expected for delivery during the remainder of 2018. Subsequent to March 31, 2018 and related to the CDM Acquisition, we added 15,000 horsepower for delivery during 2018.  Also subsequent to March 31, 2018, we ordered an additional 50,000 horsepower for delivery during the first half of 2019.

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

(7)

Horsepower utilization is calculated as (i) the sum of (a) revenue generating horsepower, (b) horsepower in our fleet that is under contract but is not yet generating revenue, and (c) horsepower not yet in our fleet that is under contract, not yet generating revenue and is subject to a purchase order, divided by (ii) total available horsepower less idle horsepower that is under repair.  Horsepower utilization based on revenue generating horsepower and fleet horsepower as of March 31, 2018 and 2017 was 91.3% and 82.1%, respectively.

(8)

Calculated as the average utilization for the months in the period based on utilization at the end of each month in the period. Average horsepower utilization based on revenue generating horsepower and fleet horsepower for the three months ended March 31, 2018 and 2017 was 91.4% and 80.9%, respectively.

The 6.2% increase in fleet horsepower as of March 31, 2018 over the fleet horsepower as of March 31, 2017 was attributable to the compression units added to our fleet to meet incremental demand by new and current customers for our compression services. The 18.3% increase in average revenue generating horsepower during the three months ended March 31, 2018 over March 31, 2017, was primarily due to organic growth in our large horsepower fleet. The 4.1% increase in average revenue per revenue generating horsepower per month for the three months ended March 31, 2018 over March 31, 2017, was primarily due to new unit deliveries as well as selective price increases on the existing fleet.

Average horsepower utilization increased to 94.9% during the three months ended March 31, 2018 compared to 88.2% during the three months ended March 31, 2017.  The 6.7% increase in average horsepower utilization is primarily attributable to the following changes as a percentage of total available horsepower: (1) a 5.5% decrease in our average fleet of compression units returned to us not yet under contract and (2) a 2.8% increase in horsepower that is under contract but not yet generating revenue, offset by (3) a 1.7% decrease in idle horsepower under repair, which is excluded from the average horsepower utilization calculation until such repair is complete.  We believe the increase in average horsepower utilization is the result of increased demand for our services commensurate with increased operating activity in the oil and gas industry. The above noted fluctuation in utilization components also describes the change in period end horsepower utilization as of March 31, 2018 compared to March 31, 2017.

Average horsepower utilization based on revenue generating horsepower and fleet horsepower increased to 91.4% during the three months ended March 31, 2018 compared to 80.9% during the three months ended March 31, 2017. The 10.5% increase is primarily attributable to an increase in total active horsepower as a result of the following changes as a percentage of total fleet horsepower: (1) a 7.5% decrease in our average idle fleet from compression units returned to us, (2) a 1.7% decrease in idle horsepower under repair and (3) a 1.3% decrease in our average idle fleet composed of new compression units. The overall decrease in idle horsepower is the result of increased demand for our services commensurate with increased operating activity in the oil and gas industry. The above noted fluctuation in utilization components also describes the change in period end horsepower utilization based on revenue generating horsepower and fleet horsepower as of March 31, 2018 compared to March 31, 2017.

Financial Results of Operations

Three months ended March 31, 2018 compared to the three months ended March 31, 2017

The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Three Months Ended March 31,		Percent
	2018	2017	Change
Revenues:
Contract operations	$76,716	$60,432	26.9%
Parts and service	1,023	5,600	(81.7)%
Total revenues	77,739	66,032	17.7%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	25,543	22,522	13.4%
Gross operating margin	52,196	43,510	20.0%
Other operating and administrative costs and expenses:
Selling, general and administrative	33,495	11,123	201.1%
Depreciation and amortization	25,112	24,151	4.0%
Gain on disposition of assets	(324)	(244)	32.8%
Impairment of compression equipment	—	1,112	(100.0)%
Total other operating and administrative costs and expenses	58,283	36,142	61.3%
Operating income (loss)	(6,087)	7,368	(182.6)%
Other income (expense):
Interest expense, net	(9,219)	(5,674)	62.5%
Other	6	7	(14.3)%
Total other expense	(9,213)	(5,667)	62.6%
Net income (loss) before income tax expense	(15,300)	1,701	(999.5)%
Income tax expense	70	149	(53.0)%
Net income (loss)	$(15,370)	$1,552	(1,090.3)%

Contract operations revenue.  During the three months ended March 31, 2018, we experienced a year-to-year increase in demand for our compression services driven by increased operating activity in the oil and gas industry, resulting in a $16.3 million increase in our contract operations revenue. Average revenue generating horsepower increased 18.3% during the three months ended March 31, 2018 over March 31, 2017 and  average revenue per revenue generating horsepower per month increased 4.1%, from $14.98 for the three months ended March 31, 2017 to $15.60 for the three months ended March 31, 2018. Average revenue per revenue generating horsepower per month associated with our compression services provided on a month-to-month basis did not significantly differ from the average revenue per revenue generating horsepower per month associated with our compression services provided under contracts in the primary term. Our contract operations revenue was not materially impacted by any renegotiations of our contracts with our customers during the period.

Parts and service revenue.  The $4.6 million decrease in parts and service revenue was primarily attributable to a $4.2 million decrease in revenue associated with installation services and  a $0.4 million decrease in remaining parts and service revenue. We offer these services as a courtesy to our customers and the demand fluctuates from period to period based on the varying needs of our customers.

Cost of operations, exclusive of depreciation and amortization. The $3.0 million increase in cost of operations was primarily attributable to (1) a $3.6 million increase in direct expenses, such as parts and fluids expenses,  (2) a $1.4 million increase in direct labor expenses and (3) a $0.4 million increase in property and other taxes, offset by (4) a $2.6 million decrease in retail parts and service expenses, which have a corresponding decrease in parts and service revenue. The increase in direct parts, fluids, labor and property taxes are primarily driven by the increase in average revenue generating horsepower during the current period.

Gross operating margin. The $8.7 million increase in gross operating margin was primarily due to an increase in revenues, partially offset by an increase in cost of operations, exclusive of depreciation and amortization, during the three months ended March 31, 2018.

Selling, general and administrative expense.  The $22.4 million increase in selling, general and administrative expense for the three months ended March 31, 2018 was primarily attributable to a $21.7 million increase in non-recurring transaction expenses and a $0.9 million increase in severance charges, both related to the CDM Acquisition. Transaction expenses for the CDM Acquisition included advisory, legal, accounting and bank fees.

Depreciation and amortization expense.  The $1.0 million increase in depreciation and amortization expense was primarily related to an increase in gross property and equipment balances during the three months ended March 31, 2018 compared to gross balances during the three months ended March 31, 2017.

Impairment of compression equipment. The $1.1 million impairment charge during the three months ended March 31, 2017 resulted from our evaluation of the future deployment of our current idle fleet under the current market conditions. As a result of our evaluation, we determined to retire, sell or re-utilize key components of two compression units, with a total of 2,760 horsepower, which were previously used to provide compression services in our business.  The cause of impairment was the estimated significant repair costs from previous damage to the equipment.

Interest expense, net. The $3.5 million increase in interest expense, net was primarily attributable to the issuance of senior notes, an increase in our weighted average interest rate and an increase in our average outstanding borrowings under our revolving credit facility during the current period.  On March 23, 2018, we issued $725 million in aggregate principal amount of senior notes due 2026, to partially fund the purchase price of the CDM Acquisition that was completed on April 2, 2018.  The interest rate on our revolving credit facility was 4.75% and 2.91% at March 31, 2018 and 2017, respectively, and the weighted-average interest rate was 3.67% and 2.98% for the three months ended March 31, 2018 and 2017, respectively. Average outstanding borrowings under our revolving credit facility increased $106.0 million from $703.0 million for the three months ended March 31, 2017 to  $809.0 million for the three months ended March 31, 2018.

Other Financial Data

The following table summarizes other financial data for the periods presented (dollars in thousands):

	Three Months Ended March 31,				Percent
Other Financial Data: (1)	2018		2017		Change
Gross operating margin	$52,196		$43,510		20.0%
Gross operating margin percentage (2)	67.1%		65.9%		1.8%
Adjusted EBITDA	$44,069		$36,003		22.4%
Adjusted EBITDA percentage (2)	56.7%		54.5%		4.0%
DCF (3)	$33,725		$27,223		23.9%
DCF Coverage Ratio (3)	1.03	x	0.82	x	25.6%
Cash Coverage Ratio	1.03	x	1.04	x	1.0%

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

Adjusted EBITDA. Adjusted EBITDA during the three months ended March 31, 2018 increased $8.1 million, or 22.4%, over the three months ended March 31, 2017, primarily due to an  $8.7 million increase in gross operating margin and offset by a  $0.7 million increase in selling, general and administrative expenses, excluding transaction expenses, unit-based compensation expense and other non-recurring charges, during the three months ended March 31, 2018.

DCF. The $6.5 million, or 23.9%, increase in DCF during the three months ended March 31, 2018 was primarily attributable to (1) an  $8.7 million increase in gross operating margin, (2) a $1.1 million decrease in maintenance capital expenditures and (3) a $0.6 million increase in proceeds from insurance recovery received, offset by  (4)  a $3.4 million increase in cash interest expense, net and  (5)  a  $0.7 million increase in selling, general and administrative expenses, excluding transaction expenses, unit-based compensation expense and other non-recurring charges during the comparable period.  Cash interest expense, net was higher during the three months ended March 31, 2018 primarily due to incremental accrued interest from the senior notes issued on March 23, 2018.

Coverage Ratios. The increase in DCF Coverage Ratio for the three months ended March 31, 2018 was due to the period-to-period increase in DCF, partially offset by the period-to-period increase in number of common units outstanding.

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

We believe cash generated by operating activities and, where necessary, borrowings under our revolving credit facility will be sufficient to service our debt, fund working capital, fund our estimated 2018 expansion capital expenditures, fund our maintenance capital expenditures and pay distributions through the remainder of 2018. Because we distribute all of our available cash, which excludes prudent operating reserves, we expect to fund any future expansion capital expenditures or acquisitions primarily with capital from external financing sources, such as borrowings under our revolving credit facility and issuances of debt and equity securities, including under the DRIP.

To fund the CDM Acquisition completed on April 2, 2018, we issued $725.0 million in aggregate principal amount of senior notes due 2026 on March 23, 2018 and issued on April 2, 2018 Series A Preferred Units and Warrants for aggregate gross consideration of $500.0 million. Costs to fund these issuances were financed by our revolving credit facility. Additionally, our revolving credit facility capacity was increased from $1.1 billion to $1.6 billion on April 2, 2018 in connection with the closing of the CDM Acquisition.

Cash Flows

The following table summarizes our sources and uses of cash for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$36,394	$18,286
Net cash used in investing activities	$(34,681)	$(15,590)
Net cash provided by (used in) financing activities	$708,746	$(2,754)

Net cash provided by operating activities. The $18.1 million increase in net cash provided by operating activities for the three months ended March 31, 2018 was due primarily to $8.7 million higher gross operating margin, adjustments to non-cash items and changes in other working capital.

Net cash used in investing activities. Net cash used in investing activities for the three months ended March 31, 2018 and 2017 related primarily to purchases of new compression units, reconfiguration costs and related equipment.

Net cash provided by (used in) financing activities. During the three months ended March 31, 2018, we borrowed $761.2 million, on a net basis, of which $725.0 million related to the senior notes issued on March 23, 2018, to partially fund the CDM Acquisition. The remaining borrowings were used to support our purchases of new compression units, reconfiguration costs and related equipment. Additionally, and in connection with the CDM Acquisition, we paid various fees of $15.3 million related primarily to the issuance of the senior notes described above and the fourth amendment to our revolving credit facility. During the current period, we paid cash related to the net settlement of unit-based awards in the amount of $3.1 million and made cash distributions to our unitholders of $34.0 million.

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

We classify capital expenditures as maintenance or expansion on an individual asset basis.  Over the long-term, we expect that our maintenance capital expenditure requirements will continue to increase as the overall size and age of our fleet increases. Our aggregate maintenance capital expenditures for the three months ended March 31, 2018 and 2017 were $2.0 million and $3.2 million, respectively. We currently plan to spend approximately $23 million in maintenance capital expenditures during 2018, including parts consumed from inventory.

Without giving effect to any equipment we may acquire pursuant to any future acquisitions, we currently have budgeted between $200 million and $220 million in expansion capital expenditures during 2018. Our expansion capital expenditures for the three months ended March 31, 2018 and 2017 were $50.4 million and $25.1 million, respectively. As of April 2, 2018, and including those purchase commitments related to CDM, we had binding commitments to purchase $128.8 million of additional units and serialized parts, of which we expect to spend $125.1 million for units to be delivered in the remainder of 2018. Subsequent to March 31, 2018, we ordered an additional 50,000 horsepower for delivery during the first half of 2019 which will cost an additional $42.0 million.

Revolving Credit Facility

As of March 31, 2018 we were in compliance with all of our covenants under our revolving credit facility.  As of March 31, 2018, we had outstanding borrowings under our revolving credit facility of $819.1 million, $273.9 million of borrowing base availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $37.0 million.

As described in Note 12 to the unaudited condensed consolidated financial statements under Part I, Item 1 of this report, we entered into the Sixth A&R Credit Agreement on April 2, 2018 which amended our revolving credit facility to, among other things, (i) increase the borrowing capacity under the revolving credit facility from $1.1 billion to $1.6 billion (subject to availability under a borrowing base), (ii) extend the termination date (and the maturity date of the obligations thereunder) from January 6, 2020 to April 2, 2023, (iii) subject to the terms of the Sixth A&R Credit Agreement, permit up to $400.0 million of future increases in borrowing capacity, (iv) modify the leverage ratio covenant to be 5.75 to 1.0 through the end of the fiscal quarter ending March 31, 2019, 5.5 to 1.0 through the end of the fiscal quarter ending December 31, 2019, and 5.0 to 1.0 thereafter and (v) increase the applicable margin for eurodollar borrowings to range from 2.00% to 2.75%, depending on our leverage ratio, all as more fully set forth in the Sixth A&R Credit Agreement.

As of May 7, 2018, we had outstanding borrowings under our revolving credit facility of $926.7 million.

For a more detailed description of our revolving credit facility in place until April 2, 2018, please see Note 6 to our unaudited condensed consolidated financial statements under Part I, Item 1 of this report and Note 7 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed on February 13, 2018 (our “2017 Annual Report”).

Senior Notes

See Note 6 to our unaudited condensed consolidated financial statements under Part I, Item 1 of this report for information regarding our senior notes due 2026.

Distribution Reinvestment Plan

During the three months ended March 31, 2018, distributions of $0.2 million were reinvested under the DRIP resulting in the issuance of 9,570 common units. Such distributions are treated as non-cash transactions in the accompanying Unaudited Condensed Consolidated Statements of Cash Flows included under Part I, Item 1 of this report.

For a more detailed description of the DRIP, please see Note 7 to our unaudited condensed consolidated financial statements under Part I, Item 1 of this report and Note 8 to the consolidated financial statements included in our 2017 Annual Report.

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

The following table reconciles gross operating margin to operating income (loss), its most directly comparable GAAP financial measure, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenues:
Contract operations	$76,716	$60,432
Parts and service	1,023	5,600
Total revenues	77,739	66,032
Cost of operations, exclusive of depreciation and amortization	25,543	22,522
Gross operating margin	52,196	43,510
Other operating and administrative costs and expenses:
Selling, general and administrative	33,495	11,123
Depreciation and amortization	25,112	24,151
Gain on disposition of assets	(324)	(244)
Impairment of compression equipment	—	1,112
Total other operating and administrative costs and expenses	58,283	36,142
Operating income (loss)	$(6,087)	$7,368

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

The following table reconciles Adjusted EBITDA to net income (loss) and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$(15,370)	$1,552
Interest expense, net	9,219	5,674
Depreciation and amortization	25,112	24,151
Income tax expense	70	149
EBITDA	$19,031	$31,526
Impairment of compression equipment	—	1,112
Interest income on capital lease	351	431
Unit-based compensation expense (1)	2,239	2,945
Transaction expenses for acquisitions (2)	21,731	—
Severance charges	1,041	62
Other	—	171
Gain on disposition of assets	(324)	(244)
Adjusted EBITDA	$44,069	$36,003
Interest expense, net	(9,219)	(5,674)
Income tax expense	(70)	(149)
Interest income on capital lease	(351)	(431)
Non-cash interest expense	704	547
Transaction expenses for acquisitions	(21,731)	—
Severance charges	(1,041)	(62)
Other	—	(171)
Changes in operating assets and liabilities	24,033	(11,777)
Net cash provided by operating activities	$36,394	$18,286

(1)

For the three months ended March 31, 2018 and 2017, unit-based compensation expense included $0.8 million of cash payments related to quarterly payments of distribution equivalent rights on outstanding phantom unit awards in each period and $0.3 million and $0.4 million, respectively, related to the cash portion of any settlement of phantom unit awards upon vesting. The remainder of the unit-based compensation expense for both periods was related to non-cash adjustments to the unit-based compensation liability.

(2)	Represents certain transaction expenses related to potential and completed acquisitions and other items. We believe it is useful to investors to exclude these fees.

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

The following table reconciles DCF to net income (loss) and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$(15,370)	$1,552
Plus: Non-cash interest expense	704	547
Plus: Non-cash income tax expense	20	109
Plus: Depreciation and amortization	25,112	24,151
Plus: Unit-based compensation expense (1)	2,239	2,945
Plus: Impairment of compression equipment	—	1,112
Plus: Transaction expenses for acquisitions (2)	21,731	—
Plus: Severance charges	1,041	62
Plus: Proceeds from insurance recovery and other	613	171
Less: Gain on disposition of assets	(324)	(244)
Less: Maintenance capital expenditures (3)	(2,041)	(3,182)
DCF	$33,725	$27,223
Plus: Maintenance capital expenditures	2,041	3,182
Plus: Changes in operating assets and liabilities	24,033	(11,777)
Less: Transaction expenses for acquisitions	(21,731)	—
Less: Severance charges	(1,041)	(62)
Less: Other	(633)	(280)
Net cash provided by operating activities	$36,394	$18,286

(1)

For the three months ended March 31, 2018 and 2017, unit-based compensation expense included $0.8 million of cash payments related to quarterly payments of distribution equivalent rights on outstanding phantom unit awards in each period and $0.3 million and $0.4 million, respectively, related to the cash portion of any settlement of phantom unit awards upon vesting. The remainder of the unit-based compensation expense for both periods was related to non-cash adjustments to the unit-based compensation liability.

(2)	Represents certain transaction expenses related to potential and completed acquisitions and other items. We believe it is useful to investors to exclude these fees.

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

The following table summarizes certain coverage ratios for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
DCF	$33,725	$27,223
Less: Cash distributions to general partner and IDRs (1)	—	749
DCF attributable to limited partner interest	$33,725	$26,474

Distributions for DCF Coverage Ratio (2)	$32,783	$32,119

Distributions reinvested in the DRIP (3)	$175	$6,635

Distributions for Cash Coverage Ratio (4)	$32,608	$25,484

DCF Coverage Ratio (5)	1.03	0.82

Cash Coverage Ratio (6)	1.03	1.04

(1)

As discussed in Note 12 of our unaudited condensed consolidated financial statements under Part I, Item 1 of this report, the Restructuring Agreement completed on April 2, 2018 resulted in the conversion of the General Partner’s Interest into a non-economic general partner interest and the cancellation of the IDRs in exchange for the issuance of 8,000,000 common units to the General Partner.  As a result, no cash distributions attributable to the general partner interest and IDRs will be paid for the three months ended March 31, 2018 or in future periods.

(2)

Represents distributions to the holders of our common units as of the record date for each period,  excluding the common units issued in connection with the consummation of the CDM Acquisition on April 2, 2018.  For the three months ended March 31, 2018, actual distributions to holders of our common units as of the record date was $47.2 million, reflecting the common units issued on April 2, 2018 related to the CDM Acquisition.

(3)	Represents distributions to holders enrolled in the DRIP as of the record date for each period. The amount for the three months ended March 31, 2018 is based on an estimate as of the record date.

(4)

Represents cash distributions declared for common units not participating in the DRIP for each period. For the three months ended March 31, 2018, the amount excludes the common units issued in connection with the consummation of the CDM Acquisition on April 2, 2018.

(5)

For the three months ended March 31, 2018, the DCF Coverage Ratio based on actual common units outstanding as of the record date, including common units issued in connection with the consummation of the CDM Acquisition on April 2, 2018, was 0.71x.

(6)

For the three months ended March 31, 2018, the Cash Coverage Ratio based on actual common units outstanding as of the record date, including common units issued in connection with the consummation of the CDM Acquisition on April 2, 2018,  was 0.72x.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing activities.

Recent Accounting Pronouncements

For discussion on specific recent accounting pronouncements affecting us, please see Note 11 to our unaudited condensed consolidated financial statements under Part I, Item 1 of this report.

ITEM 3.Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices.  We do not take title to any natural gas or crude oil in connection with our services and, accordingly, have no direct exposure to fluctuating commodity prices. However, the demand for our compression services depends upon the continued demand for, and production of, natural gas and crude oil. Natural gas or crude oil prices remaining low over the long-term could result in a continued decline in the production of natural gas or crude oil, which could result in further reduced demand for our compression services. We do not intend to hedge our indirect exposure to fluctuating commodity prices. A 1% decrease in average revenue generating horsepower of our active fleet during the three months ended March 31, 2018 would have resulted in a decrease of approximately $3.1 million and $2.1 million in our revenue and gross operating margin, respectively. Gross operating margin is a non-GAAP financial measure. For a reconciliation of gross operating margin to net income (loss), its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read “Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” of this report.

Interest Rate Risk

We are exposed to market risk due to variable interest rates under our financing arrangements.

As of March 31, 2018 we had $819.1 million of variable-rate outstanding indebtedness at a weighted-average interest rate of 3.67%. A 1% increase or decrease in the effective interest rate on our variable-rate outstanding debt at March 31, 2018 would have resulted in an annual increase or decrease in our interest expense of approximately $8.2 million.

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

ITEM 4.Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2018 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, the adoption of ASC Topic 606 did require the implementation of new accounting processes, which changed our internal controls relating to revenue through additional review of new contracts, modifications to existing contracts and any significant changes in total revenues on a quarterly basis in order to monitor the significance of application of ASC Topic 606 going forward.

PART II.  OTHER INFORMATION

ITEM 1.Legal Proceedings

From time to time, we may be involved in various legal or governmental proceedings and litigation arising in the ordinary course of business. In management’s opinion, the resolution of such matters is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A.Risk Factors

Security holders and potential investors in our securities should carefully consider the risk factors set forth in Part I, “Item 1A. Risk Factors” of our 2017 Annual Report. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

ITEM 6.Exhibits

The following documents are filed, furnished or incorporated by reference as part of this report:

Exhibit No.		Description
2.1	**

Contribution Agreement dated as of January 15, 2018, by and among USA Compression Partners, LP, Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., ETC Compression, LLC and, solely for certain purposes therein, Energy Transfer Equity, L.P. (incorporated by reference to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on January 16, 2018)

2.2	**

Equity Restructuring Agreement, dated as of January 15, 2018, by and among Energy Transfer Equity, L.P., USA Compression Partners, LP and USA Compression GP, LLC (incorporated by reference to Exhibit 2.2 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on January 16, 2018)

3.1

Certificate of Limited Partnership of USA Compression Partners, LP (incorporated by reference to Exhibit 3.1 to Amendment No. 3 of the Partnership’s registration statement on Form S-1 (Registration No. 333-174803) filed on December 21, 2011)

3.2

First Amended and Restated Agreement of Limited Partnership of USA Compression Partners, LP (incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on January 18, 2013)

3.3

Second Amended and Restated Agreement of Limited Partnership of USA Compression Partners, LP (incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on April 6, 2018)

4.1

Indenture, dated as of March 23, 2018 by and among USA Compression Partners, LP, USA Compression Finance Corp., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on March 26, 2018).

4.2

Registration Rights Agreement, dated as of March 23, 2018, by and among USA Compression Partners, LP, USA Compression Finance Corp., the subsidiary guarantors named therein and J.P. Morgan Securities LLC and Barclays Capital Inc., as representatives of the initial purchasers named therein (incorporated by reference to Exhibit 4.3 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on March 26, 2018).

10.1

Amendment No. 1 to Services Agreement, dated effective as of November 3, 2017, by and among USA Compression Partners, LP, USA Compression GP, LLC and USA Compression Management Services, LLC (incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q (File No. 001-35779) filed on November 7, 2017).

10.2

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

10.3

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

*Filed herewith.

** Schedules and exhibits to this Exhibit have been omitted pursuant to Regulation S-K Item 601(b)(2). The Partnership agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

#Furnished herewith. Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 9, 2018	USA Compression Partners, LP

	By:	USA Compression GP, LLC
its General Partner

	By:	/s/ Matthew C. Liuzzi
Matthew C. Liuzzi
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

	By:	/s/ G. Tracy Owens
G. Tracy Owens
Vice President, Finance and Chief Accounting Officer
(Principal Accounting Officer)