Form 10-Q
period 2018-06-30
USA Compression Partners, LP
filed 2018-08-07
CIK 1522727

c

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2018

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

As of August 3, 2018, there were 89,953,619 common units and 6,397,965 Class B Units outstanding.

i

PART I.  FINANCIAL INFORMATION

ITEM 1.Financial Statements

USA COMPRESSION PARTNERS, LP

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$2,527	$4,013
Accounts receivable, net:
Trade, net	75,836	32,696
Other	3,602	—
Related party receivables	46,867	45
Inventory, net	82,440	33,221
Prepaid expenses and other assets	5,019	4,209
Total current assets	216,291	74,184
Property and equipment, net	2,515,150	1,192,921
Installment receivable	8,815	—
Identifiable intangible assets, net	406,686	198,215
Goodwill	619,411	253,428
Other assets	18,365	205
Total assets	$3,784,718	$1,718,953
Liabilities, Partners’ Capital and Predecessor Parent Company Net Investment
Current liabilities:
Accounts payable	$28,026	$1,383
Related party payables	25	1,977
Accrued liabilities	91,930	41,513
Deferred revenue	35,594	2,220
Total current liabilities	155,575	47,093
Long-term debt, net	1,658,368	—
Other liabilities	7,103	6,990
Total liabilities	1,821,046	54,083
Preferred Units	465,121	—
Partners’ capital:
Limited partner interest:
Common units, 89,953 units issued and outstanding as of June 30, 2018	1,398,447	—
Class B Units, 6,398 units issued and outstanding as of June 30, 2018	86,125	—
Warrants	13,979	—
Predecessor parent company net investment	—	1,664,870
Total partners’ capital and predecessor parent company net investment	1,498,551	1,664,870
Total liabilities, partners’ capital and predecessor parent company net investment	$3,784,718	$1,718,953

See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Contract operations	$155,261	$60,663	$225,068	$120,092
Parts and service	7,074	2,094	9,824	4,009
Related party	4,563	4,615	8,536	8,542
Total revenues	166,898	67,372	243,428	132,643
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	57,533	30,347	94,868	58,889
Selling, general and administrative	27,177	6,334	35,138	12,119
Depreciation and amortization	52,868	40,723	97,540	80,379
Loss (gain) on disposition of assets	731	(295)	11,078	(676)
Total costs and expenses	138,309	77,109	238,624	150,711
Operating income (loss)	28,589	(9,737)	4,804	(18,068)
Other income (expense):
Interest expense, net	(25,682)	—	(25,682)	—
Other	19	(22)	(1)	(45)
Total other expense	(25,663)	(22)	(25,683)	(45)
Net income (loss) before income tax expense (benefit)	2,926	(9,759)	(20,879)	(18,113)
Income tax expense (benefit)	(271)	(44)	(706)	2,050
Net income (loss)	3,197	(9,715)	(20,173)	(20,163)
Less: Preferred Unit distributions	(12,054)	—	(12,054)	—
Net loss attributable to common and Class B unitholders' interests	$(8,857)	$(9,715)	$(32,227)	$(20,163)

Weighted average common units outstanding:
Basic	89,906		58,722
Diluted	89,906		58,722

Weighted average Class B Units outstanding - basic and diluted	6,398		6,398

Basic and diluted net loss per common unit and Class B Unit	$(0.64)		$(1.64)

Distributions declared per common unit for respective periods	$0.525		$0.525

See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP

Unaudited Condensed Consolidated Statement of Changes in Partners’ Capital

And Predecessor Parent Company Net Investment

Six Months Ended June 30, 2018

(in thousands)

				Predecessor Parent
				Company Net
	Common Units	Class B Units	Warrants	Investment	Total
Balance, December 31, 2017	$—	$—	$—	$1,664,870	$1,664,870
Predecessor net loss for the period January 1, 2018 to April 1, 2018	—	—	—	(23,370)	(23,370)
Predecessor parent company net contribution for the period January 1, 2018 to April 1, 2018	—	—	—	26,730	26,730
Allocation of Predecessor parent company net investment	1,668,230	—	—	(1,668,230)	—
Deemed distribution for additional interest in USA Compression Predecessor	(37,178)	—	—	—	(37,178)
Purchase Price Adjustment for USA Compression Partners, LP	(654,340)	—	—	—	(654,340)
Issuance of common units for the Equity Restructuring	135,440	—	—	—	135,440
Issuance of common units for the CDM Acquisition	324,910	—	—	—	324,910
Issuance of Class B Units for the CDM Acquisition	—	86,125	—	—	86,125
Issuance of Warrants	—	—	13,979	—	13,979
Vesting of phantom units	5,193	—	—	—	5,193
Distributions and distribution equivalent rights	(47,217)	—	—	—	(47,217)
Issuance of common units under the DRIP	212	—	—	—	212
Net income for the period April 2, 2018 to June 30, 2018	3,197	—	—	—	3,197
Balance, June 30, 2018	$1,398,447	$86,125	$13,979	$—	$1,498,551

See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(20,173)	$(20,163)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	97,540	80,379
Bad debt expense (recovery)	283	(1,815)
Amortization of debt issue costs	2,039	—
Unit-based compensation expense	8,999	2,229
Deferred income tax expense (benefit)	(825)	2,008
Loss (gain) on disposition of assets	11,078	(676)
Changes in assets and liabilities, net of effects of business combination:
Accounts receivable, net	(50,836)	12,304
Inventory, net	2,919	—
Prepaid expenses and other current assets	5,792	630
Other noncurrent assets	(56)	—
Accounts payable and related party payables	(4,597)	2,139
Other current liabilities	(4,879)	(2,976)
Accrued liabilities and deferred revenue	47,086	(210)
Net cash provided by operating activities	94,370	73,849
Cash flows from investing activities:
Capital expenditures, net	(149,363)	(71,460)
Proceeds from disposition of property and equipment	6,433	13,992
Acquisition of USA Compression Predecessor	(1,232,546)	—
Assumed cash acquired in business combination of USA Compression Partners, LP	710,506	—
Net cash used in investing activities	(664,970)	(57,468)
Cash flows from financing activities:
Proceeds from revolving credit facility	261,425	—
Payments on revolving credit facility	(130,486)	—
Proceeds from issuance of Preferred Units and Warrants, net	479,100	—
Cash paid related to net settlement of unit-based awards	(4,438)	—
Cash distributions	(47,392)	—
Financing costs	(17,615)	—
Contributions from (to) Parent, net	28,520	(21,976)
Net cash provided by (used in) financing activities	569,114	(21,976)
Decrease in cash and cash equivalents	(1,486)	(5,595)
Cash and cash equivalents, beginning of period	4,013	14,181
Cash and cash equivalents, end of period	$2,527	$8,586
Supplemental cash flow information:
Cash paid for interest, net of capitalized amounts	$10,063	$—
Cash paid for taxes	$183	$—
Supplemental non-cash transactions:
Non-cash distributions to certain common unitholders (DRIP)	$212	$—
Predecessor's Non-cash contribution (to) from Predecessor's Parent	$(1,790)	$2,225
Transfers from inventory to property and equipment	$(12,612)	$—
Transfer from long-term installment receivable to short-term	$(919)	$—
Transfer from long-term liabilities to short-term	$303	$—
Change in capital expenditures included in accounts payable and accrued liabilities	$(32,580)	$8,984
Issuance of common units for the CDM Acquisition	$324,910	$—
Issuance of Class B Units for the CDM Acquisition	$86,125	$—
Issuance of common units for the Equity Restructuring	$135,440	$—

See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP AND USA COMPRESSION PREDECESSOR

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Organization and Description of Business

Unless the context otherwise requires or where otherwise indicated, the terms “our,” “we,” “us,” “the Partnership” and similar language when used in the present or future tense and for periods on and subsequent to April 2, 2018 (the “Transactions Date”) refer to USA Compression Partners, LP, collectively with its consolidated operating subsidiaries, including the USA Compression Predecessor. Unless the context otherwise requires or where otherwise indicated, the term “USA Compression Predecessor,” as well as the terms “our,” “we,” “us” and “its” when used in an historical context or in reference to periods prior to the Transactions Date, refers to CDM Resource Management LLC (“CDM Resource”) and CDM Environmental & Technical Services LLC (“CDM E&T”) collectively, which has been deemed to be the predecessor of the Partnership for financial reporting purposes.

We are a Delaware limited partnership. Through our operating subsidiaries, we provide compression services under fixed-term contracts with customers in the natural gas and crude oil industries, using natural gas compression packages that we design, engineer, own, operate and maintain. We primarily provide compression services in a number of shale plays throughout the United States, including the Utica, Marcellus, Permian Basin, Delaware Basin, Eagle Ford, Mississippi Lime, Granite Wash, Woodford, Barnett, Haynesville, Niobrara and Fayetteville shales.

USA Compression GP, LLC, a Delaware limited liability company, serves as our general partner and is referred to herein as the “General Partner.” Our General Partner is wholly owned by Energy Transfer Equity, L.P. (“ETE”), through its wholly owned subsidiary, Energy Transfer Partners, L.L.C. (“ETP LLC”).

The USA Compression Predecessor owned and operated a fleet of compressors used to provide natural gas compression services for customer specific systems. The USA Compression Predecessor also owned and operated a fleet of equipment used to provide treating services, such as carbon dioxide and hydrogen sulfide removal, natural gas cooling, and dehydration. The USA Compression Predecessor had operations located in Texas, Oklahoma, Louisiana, Arkansas, Pennsylvania, New Mexico, Colorado, Ohio, and West Virginia.

CDM Acquisition

On the Transactions Date, we consummated the transactions contemplated by the Contribution Agreement dated January 15, 2018, pursuant to which, among other things, we acquired all of the issued and outstanding membership interests of the USA Compression Predecessor from Energy Transfer Partners, L.P., (“ETP”) (the “CDM Acquisition”) in exchange for aggregate consideration of approximately $1.7 billion, consisting of (i) 19,191,351 common units representing limited partner interests in us (the “common units”), (ii) 6,397,965 Class B units representing limited partner interests in us (“Class B Units”) and (iii) $1.232 billion in cash (including estimated customary closing adjustments).

General Partner Purchase Agreement

On the Transactions Date, and in connection with the closing of the CDM Acquisition, we consummated the transactions contemplated by the Purchase Agreement dated January 15, 2018, by and among ETE, ETP LLC, USA Compression Holdings, LLC (“USA Compression Holdings”) and, solely for certain purposes therein, R/C IV USACP Holdings, L.P. and ETP, pursuant to which, among other things, ETE acquired from USA Compression Holdings (i) all of the outstanding limited liability company interests in the General Partner and (ii) 12,466,912 common units for cash consideration paid by ETE to USA Compression Holdings equal to $250.0 million (the “GP Purchase”).

Equity Restructuring Agreement

On the Transactions Date, and in connection with the closing of the CDM Acquisition, we consummated the transactions contemplated by the Equity Restructuring Agreement dated January 15, 2018, pursuant to which, among other things, the Partnership, the General Partner and ETE agreed to cancel the Partnership’s Incentive Distribution Rights (“IDRs”) and convert the General Partner Interest (as defined in the Equity Restructuring Agreement) into a non-

economic general partner interest, in exchange for the Partnership’s issuance of 8,000,000 common units to the General Partner (the “Equity Restructuring”).

The CDM Acquisition, GP Purchase and Equity Restructuring are collectively referred to as the “Transactions.”

(2)    Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Partnership

The unaudited condensed consolidated financial statements give effect to the business combination and the Transactions discussed above under the acquisition method of accounting, and the business combination has been accounted for in accordance with the applicable reverse merger accounting guidance. ETE acquired a controlling financial interest in us through the acquisition of our General Partner. As a result, the USA Compression Predecessor is deemed to be the accounting acquirer of the Partnership because its ultimate parent company obtained control of the Partnership through its control of the General Partner. Consequently, the USA Compression Predecessor is deemed to be the predecessor of the Partnership for financial reporting purposes, and the historical financial statements of the Partnership now reflect the USA Compression Predecessor for all periods prior to the closing of the Transactions. The closing of the Transactions occurred on the Transactions Date.

The USA Compression Predecessor’s assets and liabilities retained their historical carrying values.  Additionally, the Partnership’s assets acquired and liabilities assumed by the USA Compression Predecessor in the business combination have been recorded at their fair values measured as of the Transactions Date. The excess of the assumed purchase price of the Partnership over the estimated fair values of the Partnership’s net assets acquired has been recorded as goodwill. The assumed purchase price and fair value of the Partnership has been determined using acceptable fair value methods. Additionally, because the USA Compression Predecessor is reflected at ETE’s historical cost, the difference between the $1.7  billion in consideration paid by the Partnership and ETE’s historical carrying values (net book value) at the Transactions Date has been recorded as a decrease to partners’ capital in the amount of $37.2 million.

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As noted above, the historical condensed consolidated financial statements of the Partnership now reflect the historical condensed consolidated financial statements of the USA Compression Predecessor in accordance with the applicable accounting and financial reporting guidance. Therefore, the historical condensed consolidated financial statements are comprised of the balance sheet and statement of operations of the USA Compression Predecessor as of and for periods prior to the Transactions Date. The historical condensed consolidated financial statements are also comprised of the condensed consolidated balance sheet and statement of operations of the Partnership, which includes the USA Compression Predecessor, as of and for all periods subsequent to the Transactions Date.

In the opinion of our management, such financial information reflects all normal recurring adjustments necessary for a fair presentation of these interim unaudited condensed consolidated financial statements in accordance with GAAP.  Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.  Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2017 filed on February 13, 2018 (our “2017 Annual Report”) and the audited consolidated financial statements of the USA Compression Predecessor filed as Exhibit 99.2 to our Current Report on Form 8-K/A filed on June 11, 2018.

USA Compression Predecessor

ETP allocated various corporate overhead expenses to the USA Compression Predecessor based on a percentage of assets, net income (loss), or adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”). These allocations are not necessarily indicative of the cost that the USA Compression Predecessor would have incurred had it operated as an independent stand-alone entity. The USA Compression Predecessor also historically relied upon ETP for funding operating and capital expenditures as necessary. As a result, the historical financial statements of the USA Compression Predecessor may not fully reflect or be necessarily indicative of what the USA Compression Predecessor’s balance sheet, results of operations and cash flows would have been or will be in the future.

Certain expenses incurred by ETP are only indirectly attributable to the USA Compression Predecessor. As a result, certain assumptions and estimates are made in order to allocate a reasonable share of such expenses to the USA Compression Predecessor, so that the accompanying financial statements reflect substantially all costs of doing business. The allocations and related estimates and assumptions are described more fully in Note 14.

Certain amounts of the USA Compression Predecessor’s revenues are derived from related party transactions, as described more fully in Note 14.

Significant Accounting Policies

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

Identifiable Intangible Assets

Identifiable intangible assets are recorded at cost and amortized using the straight-line method over their estimated useful lives, which is the period over which the assets are expected to contribute directly or indirectly to our future cash flows. The estimated useful lives of our intangible assets range from 9 to 20 years.

We assess identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Neither we nor the USA Compression Predecessor recorded any impairment of identifiable intangible assets for the three and six months ended June 30, 2018 or 2017.

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

Capitalized interest is calculated by multiplying the Partnership’s monthly effective interest rate on outstanding debt by the amount of qualifying costs. Capitalized interest was $0.1 million for both the three and six months ended June 30, 2018.

Impairment of Long-Lived Assets

Long-lived assets with recorded values that are not expected to be recovered through future cash flows are written-down to estimated fair value. We test long-lived assets for impairment when events or circumstances indicate that the assets’ carrying value may not be recoverable or will no longer be utilized in the operating fleet. The most common circumstance requiring compression units to be evaluated for impairment is when idle units do not meet the desired performance characteristics of our active revenue generating horsepower.

Neither we nor the USA Compression Predecessor recorded any impairment of long-lived assets during the three and six months ended June 30, 2018 and 2017, respectively.

Goodwill

Goodwill represents consideration paid in excess of the fair value of the identifiable net assets acquired in a business combination. Goodwill is not amortized, but is reviewed for impairment annually based on the carrying values as of October 1, or more frequently if impairment indicators arise that suggest the carrying value of goodwill may not be recovered.

Neither we nor the USA Compression Predecessor recorded any impairment of goodwill during the three and six months ended June 30, 2018 and 2017, respectively.

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

As of June 30, 2018, our financial instruments consisted primarily of cash and cash equivalents, trade accounts receivable, trade accounts payable and long-term debt. The book values of cash and cash equivalents, trade accounts receivable and trade accounts payable are representative of fair value due to their short-term maturities. The carrying amount of our revolving credit facility approximates fair value due to the floating interest rates associated with the debt.

The carrying amount of our 6.875% Senior Notes due 2026 (the “Senior Notes”) was estimated using quoted prices in inactive markets and is considered a Level 2 measurement. The following table summarizes the carrying amount and fair value of these assets and liabilities (in thousands):

	June 30, 2018	December 31, 2017
Assets (Liabilities)	Level 2	Level 2
Carrying amount of Senior Notes	$708,368	$—
Fair value of Senior Notes	748,563	—

As of December 31, 2017, the USA Compression Predecessor did not have financial instruments with fair values determined using available market information and valuation methodologies. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to their short-term maturities.

Operating Segment

We operate in a single business segment, the compression services business.

Parent Company Net Investment

The USA Compression Predecessor participated in a centralized cash management function managed by ETP. Balances payable to or due from ETP generated under this arrangement are reflected as equity on the books and records of the USA Compression Predecessor.

ETP’s net investment in the operations of the USA Compression Predecessor is presented as Predecessor parent company net investment within the unaudited condensed consolidated balance sheets.  Parent company net investment represents the accumulated net earnings of the operations of the USA Compression Predecessor and accumulated net contributions from ETP. Net contributions for the period January 1, 2018 to April 1, 2018 were primarily comprised of intercompany operations and expense, cash clearing and other financing activities, and general and administrative cost allocations to the USA Compression Predecessor.

(3)  Acquisitions

The USA Compression Predecessor is deemed to be the accounting acquirer of the Partnership in the business combination because its ultimate parent company obtained control of the Partnership through its control of the General Partner. Consequently, the USA Compression Predecessor’s assets and liabilities retained their historical carrying values.  The Partnership’s assets acquired and liabilities assumed by the USA Compression Predecessor have been recorded at their fair values measured as of the Transactions Date. The excess of the assumed purchase price of the Partnership over the estimated fair values of the Partnership’s net assets acquired has been recorded as goodwill. The assumed purchase price and fair value of the Partnership was determined using a combination of an income and cost valuation methodology, the fair value of the Partnership’s common units as of the Transactions Date and the consideration paid by ETE for the General Partner and IDRs. The valuation and purchase price allocation is considered final.

The property and equipment of the USA Compression Predecessor is reflected at historical carrying value, which is less than the consideration paid for the business. The excess of  the consideration paid over the historical carrying value was $37.2  million and is reflected as a decrease to partners’ capital.

The Partnership incurred $21.7 million in transaction-related expenses prior to the Transactions Date as a result of the Transactions. These transaction-related expenses were recognized by the Partnership when incurred in the periods prior to the Transactions Date, and therefore are not included within the results of operations presented within the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2018.

For the period from April 2, 2018 to June 30, 2018, we recognized $87.4 million in revenues and $1.2 million in net income attributable to the Partnership’s historical assets.

The following table summarizes the assumed purchase price and fair value and the allocation to the assets acquired and liabilities assumed (in thousands):

Assumed purchase price allocation to USA Compression Partners, LP
Current assets	$786,258
Fixed assets	1,331,850
Other long-term assets	15,018
Customer relationships	221,500
Total identifiable assets acquired	2,354,626
Current liabilities	(110,465)
Long-term debt	(1,526,865)
Other long-term liabilities	(1,538)
Total liabilities assumed	(1,638,868)
Net identifiable assets acquired	715,758
Goodwill (1)	365,983
Net assets acquired	$1,081,741

April 2, 2018 Transactions:
Cash used in the CDM Acquisition	(710,506)
Issuance of Preferred Units	(465,121)
Issuance of Class B Units for the CDM Acquisition	(86,125)
Issuance of Warrants	(13,979)
Issuance of common units for the Equity Restructuring	(135,440)
Issuance of common units for the CDM Acquisition	(324,910)
Purchase Price Adjustment for USA Compression Partners, LP	$(654,340)

(1)

Goodwill recognized from the business combination primarily relates to the value attributed to additional growth opportunities, synergies and operating leverage within the Partnership’s areas of operation. The valuation of goodwill recognized from the business combination is final.

Transition Services Agreement

In connection with the closing of the Transactions, we entered into an agreement with the USA Compression Predecessor and ETP pursuant to which ETP and its affiliates provided certain services to us with respect to the business and operations of the USA Compression Predecessor’s existing assets, including information technology, accounting and emissions testing services, for a period of three months following the closing of the Transactions. Expenses associated with the transition services agreement were $0.9 million for the three months ended June 30, 2018.

Unaudited Pro Forma Financial Information

The following unaudited pro forma condensed financial information for the three and six months ended June 30, 2018 and 2017 gives effect to the Transactions as if they had occurred on January 1, 2017. The unaudited pro forma condensed financial information has been included for comparative purposes only and is not necessarily indicative of the results that might have occurred had the Transactions taken place on the dates indicated and is not intended to be a projection of future events.  The pro forma adjustments for the periods presented consist of (i) adjustments to combine the USA Compression Predecessor’s and the Partnership’s historical results of operations for the periods, (ii) adjustments to interest expense to include interest expense for additional revolving credit facility borrowings and include the interest expense associated with our Senior Notes (see Note 10), (iii) adjustments to depreciation and amortization expense attributable to adjustments recorded as a result of the purchase price allocation to the Partnership’s assets and liabilities and (iv) adjustments to net income (loss) attributable to common units and Class B Units attributable to distributions on the Partnership’s Series A Preferred Units (the “Preferred Units”).

The following table presents the unaudited pro forma revenues, net income (loss) and basic and diluted net loss per unit information for each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total revenues	$166,898	$139,223	$321,167	$278,447
Net income (loss)	$3,197	$(86,249)	$(53,276)	$(172,497)
Net loss attributable to limited partners	$(8,857)	$(98,436)	$(77,518)	$(196,872)
Basic and diluted net loss per common unit and Class B Unit	$(0.64)	$(0.91)	$(0.56)	$(1.81)

The pro forma net income (loss) for the three and six months ended June 30, 2018 includes expenses that were a direct result of the Transactions, including $1.0 million in employee severance charges attributable to employees not retained by the Partnership subsequent to the Transactions and $21.7 million in transaction expenses, including advisory, audit and legal fees. These expenses were recognized by the Partnership as they were incurred during the period from January 1, 2018 to April 1, 2018, but because the USA Compression Predecessor’s historical condensed consolidated financial statements are now reflected for that period, the condensed consolidated financial statements presented in accordance with GAAP for the six months ended June 30, 2018 do not reflect such expenses incurred as a direct result of the Transactions.

(4)  Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts, which was $1.1 million and $0.8 million at June 30, 2018 and December 31, 2017, respectively, is our best estimate of the amount of probable credit losses included in our existing accounts receivable. We determine the allowance based upon historical write-off experience and specific customer circumstances. The determination of the allowance for doubtful accounts requires us to make estimates and judgments regarding our customers’ ability to pay amounts due. We continuously evaluate the financial strength of our customers based on payment history, the overall business climate in which our customers operate and specific identification of customer bad debt and make adjustments to the allowance as necessary. Our evaluation of our customers’ financial strength is based on the aging of their respective receivables balance, customer correspondence, financial information and third-party credit ratings. Our evaluation of the business climate in which our customers operate is based on a review of various publicly-available materials regarding our customers’ industries, including the solvency of various companies in the industry.

The USA Compression Predecessor determined its allowance for doubtful accounts based upon historical write-off experience and specific identification of unrecoverable amounts. The USA Compression Predecessor reduced its allowance for doubtful accounts by $2.0 million during the three months ended June 30, 2017, due primarily to collections on accounts that had previously been reserved, and by $3.5 million during the six months ended June 30, 2017,  due to write-offs of receivables and collections on accounts that had previously been reserved.

(5)  Inventory

Components of inventory are as follows (in thousands):

	June 30, 2018	December 31, 2017
Serialized parts	$41,383	$—
Non-serialized parts	42,288	34,335
Total Inventory, gross	83,671	34,335
Less: obsolete and slow moving reserve	(1,231)	(1,114)
Total Inventory, net	$82,440	$33,221

(6)  Property and Equipment, Identifiable Intangible Assets and Goodwill

Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Compression and treating equipment	$3,149,534	$1,799,151
Furniture and fixtures	892	780
Automobiles and vehicles	51,106	41,796
Computer equipment	44,752	25,049
Buildings	14,448	13,891
Land	77	77
Leasehold improvements	3,532	2,051
Total Property and equipment, gross	3,264,341	1,882,795
Less: accumulated depreciation and amortization	(749,191)	(689,874)
Total Property and equipment, net	$2,515,150	$1,192,921

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Compression equipment, acquired new	25 years
Compression equipment, acquired used	5 - 25 years
Furniture and fixtures	3 - 10 years
Vehicles and computer equipment	1 - 10 years
Buildings	5 years
Leasehold improvements	5 years

Depreciation expense on property and equipment was $45.0 million and $84.5 million for the three and six months ended June 30, 2018, respectively. The USA Compression Predecessor recognized $35.6 million and $70.1 million of depreciation expense on property and equipment for the three and six months ended June 30, 2017, respectively.

The Partnership implemented a change in the estimated useful lives of the USA Compression Predecessor’s property and equipment to conform with the Partnership’s historical asset lives, which is accounted for as a change in accounting estimate beginning on the Transactions Date on a prospective basis. This change resulted in a $15.2 million increase to both operating income and net income for the three and six months ended June 30, 2018 and a $0.32 and $0.47 increase to both basic and diluted earnings per common unit and Class B Unit for the three and six months ended June 30, 2018, respectively.

As of June 30, 2018 and December 31, 2017, there was $7.5 million and $14.6 million, respectively, of property and equipment purchases in accounts payable and accrued liabilities.

During the three and six months ended June 30, 2018, there were net losses on the disposition of assets of $0.7 million and $11.1 million, respectively. The net loss for the six months ended June 30, 2018 was primarily attributable to disposals of various property and equipment by the USA Compression Predecessor. During the three and six months ended June 30, 2017, the USA Compression Predecessor recognized a $0.3 million and $0.7 million gain on disposition of assets, respectively.

Identifiable Intangible Assets

Identifiable intangible assets, net consisted of the following (in thousands):

	Customer
	Relationships	Trade Names	Total
Net Balance at December 31, 2017	$157,551	$40,664	$198,215
Additions (1)	221,500	—	221,500
Amortization expense	(11,391)	(1,638)	(13,029)
Net Balance at June 30, 2018	$367,660	$39,026	$406,686

(1)	Identifiable intangible assets were determined as part of the purchase price allocation to the Partnership’s assets acquired by the USA Compression Predecessor.

Accumulated amortization of intangible assets was $143.9 million and $130.9 million as of June 30, 2018 and December 31, 2017, respectively. The expected amortization of the intangible assets for each of the five succeeding years is $31.6 million.

Goodwill

As of June 30, 2018, the Partnership recognized $619.4 million of goodwill, of which $366.0 million was determined as part of the purchase price allocation to the Partnership’s assets acquired by the USA Compression Predecessor.

(7)  Installment Receivable

On June 30, 2014, we entered into a FMV Bargain Purchase Option Grant Agreement (the “BPO Capital Lease Transaction”) with a customer, pursuant to which we granted a bargain purchase option to the customer with respect to certain compressor packages leased to the customer. The bargain purchase option provides the customer with an option to acquire the equipment at a value significantly less than the fair market value at the end of the lease term, which is seven years.

The BPO Capital Lease Transaction was accounted for as a  sales type lease resulting in a current installment receivable included in other accounts receivable of $3.6 million and a long-term installment receivable of $8.8 million as of June 30, 2018. The USA Compression Predecessor had no capital lease installment receivables as of December 31, 2017.

Revenue and interest income related to the capital lease is recognized over the lease term.  We recognize maintenance revenue within Contract operations revenue and interest income within Interest expense, net. Maintenance revenue was $0.3  million for both the three and six months ended June 30, 2018. Interest income was $0.3  million for both the three and six months ended June 30, 2018. The USA Compression Predecessor had no capital lease revenue or maintenance revenue related to capital leases for the three and six months ended June 30, 2017, respectively.

(8)  Accrued Liabilities

Accrued liabilities include accrued sales tax contingency (Note 16), accrued interest, accrued payroll and benefits and accrued property taxes. As of June 30, 2018, we recognized $44.9 million of accrued sales tax contingency, $17.2 million of accrued interest, $10.0 million of accrued payroll and benefits and $9.6 million of accrued property taxes.

As of December 31, 2017, the USA Compression Predecessor recognized $27.8 million of accrued equipment and other asset purchases, $8.3 million of accrued payroll and benefits and $0.7 million of accrued property taxes.

(9)  Income Taxes

We, including the USA Compression Predecessor, are subject to the Revised Texas Franchise Tax (“Texas Margin Tax”). We do not conduct business in any other state where a similar tax is applied. The Texas Margin Tax requires certain forms of legal entities, including limited partnerships, to pay a tax of 0.75% on its “margin,” as defined in the law, based on annual results. The tax base to which the margin tax is applied is the least of (1) 70% of total revenues for federal income tax purposes, (2) total revenue less cost of goods sold or (3) total revenue less compensation for federal income tax purposes.

Components of our income tax expense (benefit) related to the Texas Margin Tax are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Current tax expense	$119	$42	$119	$42
Deferred tax expense (benefit)	$(390)	$(86)	$(825)	$2,008
Total income tax expense (benefit)	$(271)	$(44)	$(706)	$2,050

Deferred income tax balances are the direct effect of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the taxes are actually paid or recovered. The tax effects of temporary differences that give rise to deferred tax liabilities are as follows (in thousands):

	June 30, 2018	December 31, 2017
Deferred tax liability - Property and equipment	$4,378	$3,791

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 740 Income Taxes (“ASC Topic 740”) provides guidance on measurement and recognition in accounting for income tax uncertainties and provides related guidance on derecognition, classification, disclosure, interest and penalties. As of June 30, 2018 and December 31, 2017, neither we nor the USA Compression Predecessor had any material unrecognized tax benefits (as defined in ASC Topic 740). We do not expect to incur interest charges or penalties related to our tax positions, but if such charges or penalties are incurred, our policy is to account for interest charges as Interest expense, net and penalties as Income tax expense.

The Bipartisan Budget Act of 2015 provides that any tax adjustments (including any applicable penalties and interest) resulting from partnership audits will generally be determined at the partnership level for tax years beginning after December 31, 2017. To the extent possible under the new rules, our General Partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the Internal Revenue Service or, if we are eligible, issue a revised information statement to each unitholder and former unitholder with respect to an audited and adjusted return. The Bipartisan Budget Act of 2015 allows a partnership to elect to apply these provisions to any return of the partnership filed for partnership taxable years beginning after the date of enactment, November 2, 2015. We do not intend to elect to apply these provisions for any tax return filed for partnership taxable years beginning before January 1, 2018.

(10)  Long-Term Debt

Our long-term debt, of which there is no current portion, consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Revolving credit facility	$950,000	$—
Senior Notes, aggregate principal	725,000	—
Less: deferred financing costs, net of amortization	(16,632)	—
Senior Notes, net	708,368	—
Total long-term debt, net	$1,658,368	$—

Revolving Credit Facility

On April 2, 2018, we entered into the Sixth Amended and Restated Credit Agreement (the “Sixth A&R Credit Agreement”) by and among the Partnership, as borrower, USAC OpCo 2, LLC, USAC Leasing 2, LLC, USA Compression Partners, LLC, USAC Leasing, LLC, CDM Resource, CDM E&T and USA Compression Finance Corp. (“Finance Corp”), the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as agent and an LC issuer, JPMorgan Chase Bank, N.A., Barclays Bank PLC, Regions Capital Markets, a division of Regions Bank, RBC Capital Markets and Wells Fargo Bank, N.A., as joint lead arrangers and joint book runners, Barclays Bank PLC, Regions Bank, RBC Capital Markets and Wells Fargo Bank, N.A., as syndication agents, and MUFG Union Bank, N.A., SunTrust Bank and The Bank of Nova Scotia, as senior managing agents.

The Sixth A&R Credit Agreement has an aggregate commitment of $1.6 billion (subject to availability under our borrowing base), with a further potential increase of $400 million, and has a maturity date of April 2, 2023.

The Sixth A&R Credit Agreement permits us to make distributions of available cash to unitholders so long as (a) no default under the facility has occurred, is continuing or would result from the distribution, (b) immediately prior to and after giving effect to such distribution, we are in compliance with the facility’s financial covenants and (c) immediately after giving effect to such distribution, we have availability under the revolving credit facility of at least $100 million. In addition, the revolving credit facility contains various covenants that may limit, among other things, our ability to (subject to exceptions):

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

•

a maximum funded debt to EBITDA ratio, determined as of the last day of each fiscal quarter, for the annualized trailing three months of (a) 5.75 to 1.0 through the end of the fiscal quarter ending March 31, 2019, (b) 5.5 to 1.0 through the end of the fiscal quarter ending December 31, 2019 and (c) 5.00 to 1.0 thereafter, in each case subject to a provision for increases to such thresholds by 0.5 in connection with certain future acquisitions for the six consecutive month period following the period in which any such acquisition occurs.

If a default exists under the Sixth A&R Credit Agreement, the lenders will be able to accelerate the maturity on the amount then outstanding and exercise other rights and remedies.

In connection with entering into the Sixth A&R Credit Agreement, we paid certain upfront fees and arrangement fees to the arrangers, syndication agents and senior managing agents of the Sixth A&R Credit Agreement in the amount of $14.9 million during the three months ended June 30, 2018. These fees were capitalized to loan costs and will be amortized through April 2023. Amounts borrowed and repaid under the Sixth A&R Credit Agreement may be re-borrowed.

As of June 30, 2018, we were in compliance with all of our covenants under the Sixth A&R Credit Agreement.

As of June 30, 2018, we had outstanding borrowings under the Sixth A&R Credit Agreement of $950.0 million, $650.0 million of borrowing base availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $500.1 million. Our interest rate in effect for all borrowings under the Sixth A&R Credit Agreement as of June 30, 2018 was 4.56% with a weighted average interest rate of 4.54% during the three months ended June 30, 2018. There were no letters of credit issued as of June 30, 2018.

The Sixth A&R Credit Agreement matures in April 2023 and we expect to maintain it for the term. The facility is a “revolving credit facility” that includes a lock box arrangement, whereby remittances from customers are forwarded to a bank account controlled by the administrative agent and are applied to reduce borrowings under the facility.

Senior Notes

On March 23, 2018, the Partnership co-issued with Finance Corp $725.0 million aggregate principal amount of the Senior Notes that mature on April 1, 2026. The Senior Notes accrue interest from March 23, 2018 at the rate of 6.875% per year. Interest on the Senior Notes is payable semi-annually in arrears on each of April 1 and October 1, commencing on October 1, 2018.

Prior to April 1, 2021, we may redeem up to 35% of the aggregate principal amount of the Senior Notes at a redemption price equal to 106.875% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, in an amount not greater than the net proceeds from one or more equity offerings, provided that at least 65% of the aggregate principal amount of the Senior Notes remains outstanding immediately after the occurrence of such redemption (excluding Senior Notes held by us and our subsidiaries) and redemption occurs within 180 days of the date of the closing of such equity offering. Prior to April 1, 2021, we may redeem all or a part of the Senior Notes at a redemption price equal to the sum of (i) the principal amount thereof, plus (ii) a make-whole premium at the redemption date, plus accrued and unpaid interest, if any, to the redemption date. On or after April 1, 2021, we may redeem all or a part of the Senior Notes at redemption prices (expressed as percentages of the principal amount) equal to 105.156% for the twelve-month period beginning on April 1, 2021, 103.438% for the twelve-month period beginning on April 1, 2022, 101.719% for the twelve-month period beginning on April 1, 2023 and 100.00% beginning on April 1, 2024 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date. If we experience a change of control followed by a ratings decline, unless we have previously exercised or concurrently exercise the right to redeem the Senior Notes (as described above), we may be required to offer to repurchase the Senior Notes at a purchase price equal to 101% of the principal amount repurchased, plus accrued and unpaid interest, if any, to the repurchase date.

There are no financial maintenance covenants associated with the Senior Notes.

In connection with issuing the Senior Notes, we incurred certain issuance costs in the amount of $17.3 million which is amortized over the term of the Senior Notes using the effective interest method.

The Senior Notes are guaranteed (the “Guarantees”), jointly and severally, on a senior unsecured basis by our existing subsidiaries (other than Finance Corp) and each of our future restricted subsidiaries that either borrows under, or guarantees, our revolving credit facility or guarantees certain of our other indebtedness (collectively, the “Guarantors”). The Senior Notes and the Guarantees are general unsecured obligations and rank equally in right of payment with all of our existing and future senior unsecured indebtedness and senior to our future subordinated indebtedness, if any. The Senior Notes and the Guarantees are effectively subordinated in right of payment to all of the Guarantors and our existing and future secured debt, including debt under our revolving credit facility and guarantees thereof, to the extent of the value of the assets securing such debt, and are structurally subordinated to all indebtedness of any of our subsidiaries that do not guarantee the Senior Notes.

Subsidiary Guarantors

On April 20, 2017, the Partnership filed a Registration Statement on Form S-3 (the “Registration Statement”) with the SEC to register the issuance and sale of, among other securities, debt securities, which may be co-issued by Finance Corp (together with the Partnership, the “Issuers”) and fully and unconditionally guaranteed on a joint and several basis by the Partnership’s operating subsidiaries for the benefit of each Holder and the Trustee. Such guarantees will be subject to release, subject to certain limitations, as follows (i) upon the sale, exchange or transfer, by way of a merger or otherwise, to any Person that is not our Affiliate, of all of our direct or indirect limited partnership or other equity interest in such Subsidiary Guarantor; or (ii) upon delivery by an Issuer of a written notice to the Trustee of the release or discharge of all guarantees by such Subsidiary Guarantor of any Debt of the Issuers other than obligations arising under the indenture governing such debt and any debt securities issued under such indenture, except a discharge or release by or as a result of payment under such guarantees. Capitalized terms used but not defined in this paragraph are defined in the Form of Indenture filed as Exhibit 4.1 to the Registration Statement.

Our operating subsidiaries and Finance Corp are our only existing subsidiaries. We have no assets or operations independent of our subsidiaries, and there are no significant restrictions upon our ability to obtain funds from our subsidiaries by dividend or loan. None of the assets of our subsidiaries represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act of 1933, as amended.

The Senior Notes were issued in a private placement on March 23, 2018, and the Partnership has agreed to register the Senior Notes with the SEC by March 23, 2019 or be subject to certain penalties. The Senior Notes are fully and unconditionally guaranteed by our operating subsidiaries (other than Finance Corp), as described in more detail above.

The USA Compression Predecessor did not hold any debt as of December 31, 2017.

(11)  Partners’ Capital

Class B Units

As of June 30, 2018, we had 6,397,965 Class B Units outstanding which represent limited partner interests in the Partnership, all of which are held by ETP. Each Class B Unit will automatically be converted into one common unit following the record date attributable to the quarter ending June 30, 2019. Each Class B Unit has all of the rights and obligations of a common unit except the right to participate in distributions made prior to conversion into common units.

Common Units

As of June 30, 2018, we had 89,953,049 common units outstanding of which ETE, which controls our General Partner, and ETP held 20,466,912 and 19,191,351 common units, respectively. USA Compression Holdings, which controlled our General Partner and its IDRs until April 2, 2018, held 7,625,284 common units as of June 30, 2018.

Cash Distributions

We have declared quarterly distributions per unit to limited partner unitholders of record, including holders of common and phantom units, and distributions paid to the General Partner, including distributions on the General Partner Interest and IDRs, as follows (in millions, except distributions per unit):

	Distribution per	Amount Paid to	Amount Paid to	Amount Paid to
	Limited Partner	Common	General	Phantom	Total
Payment Date	Unit	Unitholders	Partner	Unitholders	Distribution
May 12, 2017	$0.525	$32.1	$0.7	$0.6	$33.4
August 11, 2017	$0.525	$32.3	$0.8	$0.6	$33.7
November 10, 2017	$0.525	$32.6	$0.8	$0.5	$33.9
February 14, 2018	$0.525	$32.7	$0.8	$0.8	$34.3
May 11, 2018	$0.525	$47.2	$—	$0.4	$47.6

With the closing of the Transactions on April 2, 2018 and effective with the May 11, 2018 distribution, the General Partner no longer receives distributions on the General Partner Interest or IDRs.

Announced Quarterly Distribution

On July 19, 2018, we announced a cash distribution of $0.525 per unit on our common units. The distribution will be paid on August 10, 2018 to common unitholders of record as of the close of business on July 30, 2018.

Distribution Reinvestment Plan

During the three months ended June 30, 2018, distributions of $0.2 million were reinvested under the Distribution Reinvestment Plan (“DRIP”) resulting in the issuance of 11,776 common units.

Earnings Per Unit

The computation of earnings per unit is based on the weighted average number of common units and Class B Units outstanding during the applicable period. Basic earnings per unit is determined by dividing net income (loss) allocated to the common units and Class B Units after deducting the amount distributed to Preferred Units, by the weighted average number of common units and Class B Units outstanding during the period. Net income (loss) is allocated to the common units and Class B Units based on their respective shares of the distributed and undistributed earnings for the period. To the extent cash distributions exceed net income (loss) for the period, the excess distributions are allocated to all participating units outstanding based on their respective ownership percentages. Diluted earnings per unit are computed using the treasury stock method, which considers the potential issuance of limited partner units associated with our long-term incentive plan and warrants. Unvested phantom units and unexercised warrants are not included in basic earnings per unit, as they are not considered to be participating securities, but are included in the calculation of diluted earnings per unit to the extent that they are dilutive.  For the three and six months ended June 30, 2018, approximately 50,000 and 25,000 incremental unvested phantom units, respectively, and 230,000 and 115,000 incremental warrants were excluded from the calculation of diluted earnings per unit because the impact was anti-dilutive. Earnings per unit is not applicable to the USA Compression Predecessor as the USA Compression Predecessor had no outstanding common units prior to the Transactions.

(12)   Preferred Units and Warrants

Series A Preferred Unit and Warrant Private Placement

On April 2, 2018, we completed a private placement of $500 million in the aggregate of (i) newly established Preferred Units and (ii) warrants to purchase common units (the “Warrants”) pursuant to a Series A Preferred Unit and Warrant Purchase Agreement dated January 15, 2018, with certain investment funds managed or advised by EIG Global Energy Partners (collectively, the “Preferred Unitholders”).  We issued 500,000 Preferred Units with a face value of $1,000 per Preferred Unit and issued two tranches of Warrants to the Preferred Unitholders, which included Warrants to purchase 5,000,000 common units with a strike price of $17.03 per unit and 10,000,000 common units with a strike price of $19.59 per unit. The Warrants may be exercised by the holders thereof at any time beginning April 2, 2019 and before April 2, 2028.

The Preferred Units rank senior to the common units with respect to distributions and rights upon liquidation. The Preferred Unitholders are entitled to receive cumulative quarterly distributions equal to $24.375 per Preferred Unit and which may be paid in cash or, subject to certain limits, a combination of cash and additional Preferred Units as determined by the General Partner with respect to any quarter ending on or prior to June 30, 2019.  For the three months ended June 30, 2018, the distribution will be pro-rated for the period the Preferred Units were outstanding, which results in an initial distribution of $24.107 per Preferred Unit. The distribution will be paid on August 10, 2018 to Preferred Unitholders of record as of the close of business on July 30, 2018.

The Preferred Units are convertible, at the option of the Preferred Unitholders, into common units as follows: one third on or after April 2, 2021, two thirds on or after April 2, 2022, and the remainder on or after April 2, 2023. On or after April 2, 2023, we have the option to redeem all or any portion of the Preferred Units then outstanding. On or after April 2, 2028, the Preferred Unitholders have the right to require us to redeem all or a portion of the Preferred Units then outstanding, which we may elect to pay up to 50% in common units, subject to certain additional limits.

We determined that pursuant to ASC Topic 480 and ASC Topic 815, the Preferred Units meet the requirement to be classified between liabilities and equity as “mezzanine equity” and the Warrants meet the requirement to be classified as equity. The Warrants were valued using the Black-Scholes-Merton model.

(13)  Revenue Recognition

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

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

On January 1, 2018, we adopted ASC Topic 606 Revenue from Contracts with Customers (“ASC Topic 606”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC Topic 605.

We identified no material impact on our historical revenues upon initial application of ASC Topic 606, and as such have not recognized any cumulative catch-up effect to the opening balance of our partners’ capital as of January 1, 2018. Additionally, the application of ASC Topic 606 has no material impact on any current financial statement line items.

The following table disaggregates our revenue by type of service (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017 (1)	2018	2017 (1)
Contract operations revenue	$159,574	$65,164	$233,239	$128,406
Retail parts and services revenue	6,121	—	6,121	—
Station installations revenue	1,203	2,208	4,068	4,237
Total revenues	$166,898	$67,372	$243,428	$132,643

(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method of ASC Topic 606.

The following table disaggregates our revenue by timing of provision of services or transfer of goods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017 (1)	2018	2017 (1)
Services provided or goods transferred at a point in time	$6,121	$—	$6,121	$—
Services provided over time:
Recurring term contracts:
Primary term	80,611	33,745	114,407	68,388
Month-to-month	78,963	31,419	118,832	60,018
Non-recurring term contracts:
Station installations	1,203	2,208	4,068	4,237
Total revenues	$166,898	$67,372	$243,428	$132,643

(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method of ASC Topic 606.

Contract operations revenue

Revenue from contracted compression, station, gas treating and maintenance services is recognized ratably under our fixed-fee contracts over the term of the contract as services are provided to our customers. Initial contract terms typically range from six months to five years, however we usually continue to provide compression services at a specific location beyond the initial contract term, either through contract renewal or on a month-to-month or longer basis. We primarily enter into take-or-pay contracts whereby our customers are required to pay our monthly fee even during periods of limited or disrupted throughput. Services are generally billed monthly, one month in advance of the commencement of the service month, except for certain customers who are billed at the beginning of the service month, and payment is generally due 30 days after receipt of our invoice. Amounts invoiced in advance are recorded as deferred revenue until earned, at which time they are recognized as revenue.  The amount of consideration we receive and revenue we recognize is based upon the fixed fee rate stated in each service contract.

Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenues to each performance obligation based on its relative standalone service fee. We generally determine standalone service fees based on the service fees charged to customers or use expected cost plus margin.

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

There are typically no material obligations for returns or refunds. Our standard contracts do not usually include material variable or non-cash consideration.

Retail parts and services revenue

Retail parts and services revenue is earned primarily on freight and crane charges that are directly reimbursable by our customers and maintenance work on units at our customers’ locations that are outside the scope of our core maintenance activities. Revenue from retail parts and services is recognized at the point in time the part is transferred or service is provided and control is transferred to the customer. At such time, the customer has the ability to direct the use of the benefits of such part or service after we have performed our services. We bill upon completion of the service or transfer of the parts, and payment is generally due 30 days after receipt of our invoice. The amount of consideration we receive and revenue we recognize is based upon the invoice amount.  There are typically no material obligations for returns, refunds, or warranties. Our standard contracts do not usually include material variable or non-cash consideration.

Station installations revenue

Revenue from station installations is earned on stations we build on behalf of, and sell to, our customers and such revenue is recognized over time as services are provided. A station typically consists of compressor equipment combined with other equipment ancillary to compression, such as slug catchers, pipe racks, tanks, dehydration units, valves, and control rooms, which together assist in the treating, processing, pressurization and transportation of natural gas. Our performance enhances an asset that the customer controls and does not create an asset with alternative use to us. Revenue is recognized over time based on the progress-toward-completion method and progress is measured using the efforts-expended input method. In applying the efforts-expended input method, we use the percentage of total completed workflows to date relative to estimated total workflows to determine the amount of revenue and profit to recognize for each contract. The amount of consideration we receive and revenue we recognize varies in accordance with each contractual agreement we negotiate with our customers.

The progress-toward-completion method of revenue recognition requires us to make estimates of contract revenues and costs to complete our projects. In making such estimates, management judgments are required to evaluate significant assumptions including the cost of materials and labor, expected labor productivity, the impact of potential variances in schedule completion, the amount of net contract revenues and the impact of any penalties, claims, change orders or performance incentives.

Our payment terms vary in accordance with each contractual agreement we negotiate with our customers. The term between invoicing and when payment is due is not significant. We retain the right to payment for performance completed to date at any point during the contract term. There are no material obligations for returns, refunds or warranties.

Contract assets and trade accounts receivable

We record contract assets when we have completed performance under a contract but our right to consideration is not yet unconditional. We had no contract assets as of June 30, 2018 and the USA Compression Predecessor had no contract assets as of December 31, 2017. Trade accounts receivable are recorded when our right to consideration becomes unconditional and increased by $36.2 million during the six months ended June 30, 2018 as a result of the USA Compression Predecessor’s acquisition of the Partnership for financial reporting purposes. There were no significant changes to our trade accounts receivable balances due to contract modifications or adjustments, or changes in time frame for a right to consideration to become unconditional during the period.

Deferred revenue

We record deferred revenue when cash payments are received or due in advance of our performance. The increase in the deferred revenue balance for the six months ended June 30, 2018 is primarily driven by cash payments received or due in advance of satisfying our performance obligations under a contract and the addition of $31.0 million of deferred revenue from the USA Compression Predecessor’s acquisition of the Partnership, offset by  $1.0 million of revenues recognized that were included in the deferred revenue balance of the USA Compression Predecessor as of December 31, 2017. There was no significant change to our deferred revenue balance as a result of changes in time frame for a performance obligation to be satisfied during the period.

Practical expedients and exemptions

We have elected to apply the practical expedient in ASC 606-10-50-14 and as such do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Costs to fulfill a contract

We sometimes incur non-reimbursable costs for loading, transporting and unloading equipment to and from our storage locations and customer locations. We defer and amortize these costs using the straight-line method over the life of the contract. We recognized $0.1 million of costs to fulfill a contract within Prepaid expenses on the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2018 and $0.1 million in amortization expense of costs to fulfill a contract within Cost of operations, exclusive of depreciation and amortization on the Unaudited Condensed Consolidated Statements of Operations for both the three and six months ended June 30, 2018.  The USA Compression Predecessor had no costs to fulfill a contract as of December 31, 2017 and amortization expense was zero for the three and six months ended June 30, 2017.

o

(14)  Transactions with Related Parties

We provide compression services to entities affiliated with ETP which owned 26.6% of our limited partner interests, including all of the Class B Units, as of June 30, 2018. During the three and six months ended June 30, 2018 and 2017, we recognized $4.6 million and $8.5 million, respectively, in revenue from such affiliated entities and we had $1.9 million in receivables as of June 30, 2018 from such affiliated entities. Additionally, the Partnership had a $44.9 million related party receivable from ETP as of June 30, 2018 related to indemnification for sales tax contingencies incurred by the USA Compression Predecessor. See Note 16 for more information related to such sales tax contingencies.

The USA Compression Predecessor also provided compression services to entities affiliated with ETP. As of December 31, 2017, the USA Compression Predecessor recognized $45,000 in related party receivables from such affiliated entities and $2.0 million in related party payables to such affiliated entities.

Accounts receivable and payable that related to revenues and expenses between the USA Compression Predecessor and ETP were reclassified to Predecessor parent company net investment as there was no expectation that those amounts would be settled in cash.

ETP provided medical, dental and other healthcare benefits to the USA Compression Predecessor employees. The total amount incurred by ETP for the benefit of the USA Compression Predecessor employees for the three and six months ended June 30, 2018 and the three and six months ended June 30, 2017 was $0,  $1.9 million, $1.7 million and $3.7 million, respectively, which was allocated to the USA Compression Predecessor and recorded in operation and maintenance and general and administrative expenses, as appropriate. ETP also provided a matching contribution to the USA Compression Predecessor employees’ 401(k) accounts. The total amount of matching contributions incurred for the benefit of the USA Compression Predecessor employees for the three and six months ended June 30, 2018 and the three and six months ended June 30, 2017 was $0,  $0.9 million, $0.7 million and $1.4 million, respectively, which was allocated to the USA Compression Predecessor and recorded in operation and maintenance and general and administrative expenses, as appropriate. ETP also provided a 3% profit sharing contribution to the 401(k) accounts for all USA Compression Predecessor employees with base compensation below a specified threshold. The contribution was in addition to the 401(k) matching contribution and employees became vested in the profit sharing contribution based on years of service.

ETP allocated certain overhead costs associated with general and administrative services, including salaries and benefits, facilities, insurance, information services, human resources and other support departments to the USA Compression Predecessor. Where costs incurred on the USA Compression Predecessor’s behalf could not be determined by specific identification, the costs were primarily allocated to the USA Compression Predecessor based on an average percentage of fixed assets, net income (loss) and adjusted EBITDA. The USA Compression Predecessor believes these allocations were a reasonable reflection of the utilization of services provided. However, the allocations may not fully reflect the expenses that would have been incurred had the USA Compression Predecessor been a standalone company during the periods presented. During the three and six months ended June 30, 2018, ETP allocated general and administrative expenses of $0 million and $1.8 million, respectively, to the USA Compression Predecessor. During the three and six months ended June 30, 2017, ETP allocated general and administrative expenses of $1.2 million and $2.0 million, respectively, to the USA Compression Predecessor.

(15)  Unit-Based Compensation

Phantom Units Accelerated Vesting

On April 2, 2018 and in connection with the closing of the CDM Acquisition, and pursuant to the change in control provisions of our outstanding phantom unit awards, all of the performance-based phantom units granted during 2018, 2017 and 2016, and outstanding as of April 2, 2018, vested immediately upon the change in control event at 100% of the target level. In addition, all outstanding time-based phantom units held by our CEO vested immediately upon the change in control event. As such, 563,544 outstanding phantom units vested resulting in $6.8 million of compensation expense recognized during the three months ended June 30, 2018. During the three months ended June 30, 2018, the Partnership granted 290,495 phantom units to employees. Unit-based compensation expense was $8.6 million and $9.0 million for the three and six months ended June 30, 2018, respectively.

All employees with phantom units have the option of settling a portion of their award in cash and a portion in common units upon vesting. The amount that can be settled in cash is in excess of the employee’s minimum statutory tax-withholding rate. ASC Topic 718 Compensation-Stock Compensation, requires the entire amount of an award with such features to be accounted for as a liability. Under the liability method of accounting for unit-based compensation, we re-measure the fair value of the award at each financial statement date until the award vests or is cancelled.

ETP had long-term incentive plans for the USA Compression Predecessor’s employees, officers and directors, which provided for various types of awards, including options to purchase ETP common units, restricted units, phantom units, distribution equivalent rights (“DERs”), ETP common unit appreciation rights and other unit-based awards. ETP had granted restricted unit awards to the USA Compression Predecessor’s employees that vested over a specified time period, typically five years, with vesting based on continued employment as of each applicable vesting date. Upon vesting, ETP common units were issued. These restricted unit awards also entitled the recipients of the unit awards to receive, with respect to each ETP common unit subject to such award that had not vested or been forfeited, a corresponding DER entitling the recipient to a cash payment equal to the cash distribution per ETP common unit paid by ETP to its unitholders promptly following each such distribution. All unit-based compensation awards were treated as equity within the USA Compression Predecessor financial statements.

Employees of the USA Compression Predecessor were granted awards under these long-term incentive plans, and therefore the USA Compression Predecessor recognized unit-based compensation expense of $1.0 million and $2.2 million recorded in general and administrative expense in the statements of operations of the USA Compression Predecessor for the three and six months ended June 30, 2017, respectively. On April 2, 2018 and in connection with the closing of the CDM Acquisition, and pursuant to the change in control provisions of the USA Compression Predecessor’s outstanding phantom unit awards, all of the USA Compression Predecessor’s outstanding phantom unit awards were forfeited.

(16)  Commitments and Contingencies

(a)  Major Customers

Neither we nor the USA Compression Predecessor had revenue from any single customer representing 10% or more of total revenue for the three and six months ended June 30, 2018 or 2017.

(b)  Litigation

From time to time, we and our subsidiaries may be involved in various claims and litigation arising in the ordinary course of business. In management’s opinion, the resolution of such matters is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

(c)  Equipment Purchase Commitments

Our future capital commitments are comprised of binding commitments under purchase orders for new compression units and serialized parts ordered but not received. Those commitments as of June 30, 2018 were $121.7 million, which are expected to be settled throughout 2018 and the first half of 2019.

(d)  Sales Tax Contingency

The Office of the Texas Comptroller of Public Accounts (“Comptroller”) has claimed that specific operational processes, which we and others in our industry regularly conduct, result in transactions that are subject to state sales taxes. We and other companies in our industry have disputed these claims based on existing tax statutes which provide for manufacturing exemptions on the transactions in question. The manufacturing exemptions are based on the fact that our natural gas compression equipment is used in the process of treating natural gas for ultimate use and sale.

The USA Compression Predecessor has several open audits with the Comptroller for certain periods prior to the Transactions Date wherein the Comptroller has challenged the applicability of the manufacturing exemption. Any liability for the periods prior to the Transactions Date will be covered by an indemnity between us and ETP. As a result, the Partnership recorded a $44.9 million accrued liability and $44.9 million related party receivable from ETP as of June 30, 2018.

The Partnership has an ongoing audit with the Comptroller that relates to the period from January 2009 to August 2012, wherein the Comptroller has challenged the applicability of the manufacturing exemption. We continue to work with the Comptroller on our position regarding the manufacturing exemption.

For more information, please see Note 13 to the consolidated financial statements included in our 2017 Annual Report.

(17)  Recent Accounting Pronouncements

In February 2016, the FASB issued ASC Topic 842 Leases (“ASC Topic 842”). ASC Topic 842 is a new leasing standard that increases transparency and comparability among organizations by, among other things, requiring lessees to recognize most lease assets and lease liabilities on the balance sheet and requiring both lessees and lessors to disclose expanded qualitative and quantitative information about leasing arrangements. This new leasing standard requires modified retrospective adoption for all leases existing at, or entered into after, the date of the initial application, with an option to use certain elective transition reliefs. ASC Topic 842 becomes effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption of this standard is permitted. We expect to adopt this new standard on January 1, 2019. We are in the preliminary stages of the assessment phase and are in the process of identifying potential contracts and transactions subject to the provisions of the standard so that we may assess the financial impact of adopting this standard on our consolidated financial statements and related disclosures. Further, we are in the preliminary stages of assessing the changes in controls, processes and accounting policies that are necessary to implement this standard.

(18)  Subsequent Events

Phantom Units

On July 30, 2018, an aggregate of 17,390 phantom units (including the corresponding DERs) were granted under the LTIP to certain independent directors of our General Partner. The phantom units and corresponding DERs awarded are subject to restrictions on transferability and customary forfeiture provisions, and 60% of the phantom units will vest on December 5, 2020, with the remaining 40% of the phantom units vesting on December 5, 2022.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Following the transactions described in further detail below, CDM Resource Management LLC and CDM Environmental & Technical Services LLC, which together represent the CDM Compression Business (the “USA Compression Predecessor”), has been determined to be the historical predecessor of USA Compression Partners, LP (the “Partnership”) for financial reporting purposes. The USA Compression Predecessor is considered the predecessor of the Partnership because Energy Transfer Equity, L.P. (“ETE”), through its wholly owned subsidiary Energy Transfer Partners, L.L.C. (“ETP LLC”), obtained control of the Partnership through its acquisition of USA Compression GP, LLC, the general partner of the Partnership (the “General Partner”).

The closing of the Transactions occurred on April 2, 2018 (the “Transactions Date”), and have been reflected in the consolidated financial statements of the Partnership.

You should read this discussion and analysis of financial condition and results of operations in conjunction with the historical financial statements and accompanying notes included elsewhere in this report. All references in this section to the USA Compression Predecessor, as well as the terms “our,” “we,” “us” and “its” refer to the USA Compression Predecessor when used in an historical context or in reference to the periods prior to the Transactions Date, unless the context otherwise requires or where otherwise indicated. All references in this section to the Partnership, as well as the terms “our”, “we,” “us” and “its” refer to USA Compression Partners, LP, together with its consolidated subsidiaries, including the USA Compression Predecessor, when used in the present or future tense and for periods subsequent to the Transactions Date, unless the context otherwise requires or where otherwise indicated.

This report contains “forward-looking statements.” All statements other than statements of historical fact contained in this report are forward-looking statements, including, without limitation, statements regarding our plans, strategies, prospects and expectations concerning our business, results of operations and financial condition. You can identify many of these statements by looking for words such as “believe,” “expect,” “intend,” “project,” “anticipate,” “estimate,” “continue” or similar words or the negatives thereof.

Known material factors that could cause our actual results to differ from those in these forward-looking statements are described in Part II, Item 1A (“Risk Factors”) and elsewhere in this report. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:

•	changes in general economic conditions and changes in economic conditions of the crude oil and natural gas industries specifically;

•	competitive conditions in our industry;

•	changes in the long-term supply of and demand for crude oil and natural gas;

•

our ability to realize the anticipated benefits of acquisitions and to integrate the acquired assets with our existing fleet, including the CDM Acquisition (as described in Note 1 to our unaudited condensed consolidated financial statements under Part I, Item 1 of this report);

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

Overview

We provide compression services in a number of shale plays throughout the U.S., including the Utica, Marcellus, Permian Basin, Delaware Basin, Eagle Ford, Mississippi Lime, Granite Wash, Woodford, Barnett, Haynesville, Niobrara and Fayetteville shales. Demand for our services is driven by the domestic production of natural gas and crude oil; as such, we have focused our activities in areas of attractive natural gas and crude oil production growth, which are generally found in these shale and unconventional resource plays. According to studies promulgated by the Energy Information Agency, the production and transportation volumes in these shale plays are expected to increase over the long term due to the comparably attractive economic returns versus returns achieved in many conventional basins. Furthermore, the changes in production volumes and pressures of shale plays over time require a wider range of compression services than in conventional basins. We believe we are well-positioned to meet these changing operating conditions due to the flexibility of our compression units. While our business focuses largely on compression services serving infrastructure installations, including centralized natural gas gathering systems and processing facilities, which utilize large horsepower compression units, typically in shale plays, we also provide compression services in more mature conventional basins, including gas lift applications on crude oil wells targeted by horizontal drilling techniques. Gas lift, a process by which natural gas is injected into the production tubing of an existing producing well to reduce the hydrostatic pressure and allow the oil to flow at a higher rate, and other artificial lift technologies are critical to the enhancement of oil production from horizontal wells operating in tight shale plays.

On the Transactions Date,  we closed the previously announced transactions with the Energy Transfer family, including, among other things, our purchase of the USA Compression Predecessor and ETE’s purchase of 100% of the limited liability company interests in our General Partner.

Factors Affecting the Comparability of our Operating Results

As described above, the USA Compression Predecessor has been deemed to be the accounting acquirer of the Partnership in accordance with applicable business combination accounting guidance, and, as a result, the historical financial statements reflect the balance sheet and results of operations of the USA Compression Predecessor for periods prior to the Transactions Date. Therefore, the Partnership’s future results of operations may not be comparable to the USA Compression Predecessor’s historical results of operations for the reasons described below.

The revenues generated by the Partnership will consist of the revenues from compression services as well as related ancillary revenues, including those generated by the USA Compression Predecessor, subsequent to the Transactions Date. The historical revenues included within the Partnership's financial statements relating to periods prior to the Transactions Date will only be comprised of those of the USA Compression Predecessor.

Additionally, selling, general and administrative expenses will not be comparable to the selling, general and administrative expenses previously allocated to the USA Compression Predecessor from ETP. The Partnership's selling, general and administrative expenses will also not be comparable to the historical USA Compression Predecessor's selling, general and administrative expenses because the Partnership's selling, general and administrative expenses will include the expenses associated with being a publicly traded master limited partnership whereas the USA Compression Predecessor was operated as a component of a larger company.

In connection with the Transactions, the Partnership issued 6.875% Senior Notes due 2026 (the “Senior Notes”) and entered into the Sixth Amended and Restated Credit Agreement (the “Sixth A&R Credit Agreement”). The USA Compression Predecessor held no long-term debt and had no outstanding publicly traded equity securities. As a result, the Partnership's long-term debt and related charges will not be comparable to the USA Compression Predecessor's historical long-term debt and related charges. We expect ongoing sources of liquidity to include cash generated from operating activities,  borrowings under our Sixth A&R Credit Agreement, and additional issuances of debt and equity securities.

During the three and six months ended June 30, 2018, we recorded $2.9 million in transactions expenses, $1.5 million in severance expenses and $6.8 million in unit-based compensation expense all of which are considered one-time non-recurring expenditures as a result of the CDM Acquisition.

Operating Highlights

The following table summarizes certain horsepower and horsepower utilization percentages for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Fleet horsepower (at period end) (1)	3,559,987	1,665,171	3,559,987	1,665,171
Total available horsepower (at period end) (2)	3,684,987	1,709,414	3,684,987	1,709,414
Revenue generating horsepower (at period end) (3)	3,156,868	1,269,122	3,156,868	1,269,122
Average revenue generating horsepower (4)	3,137,019	1,259,909	2,276,865	1,253,453
Average revenue per revenue generating horsepower per month (5)	$15.77	$15.81	$15.88	$15.78
Revenue generating compression units (at period end)	4,811	1,890	4,811	1,890
Average horsepower per revenue generating compression unit (6)	653	681	668	686
Horsepower utilization (7):
At period end	91.5%	80.8%	91.5%	80.8%
Average for the period (8)	91.5%	80.4%	89.5%	80.0%

(1)

Fleet horsepower is horsepower for compression units that have been delivered to us (and excludes units on order). As of June 30, 2018, we had approximately 158,000 horsepower on order, of which approximately 91,000 horsepower is expected for delivery during the remainder of 2018. Subsequent to June 30, 2018, we added an additional 3,500 horsepower for delivery during 2018.

(2)

Total available horsepower is the sum of (i) revenue generating horsepower under contract for which we are billing a customer, (ii) horsepower in our fleet that is under contract but is not yet generating revenue, (iii) horsepower not yet in our fleet that is under contract but not yet generating revenue and that is subject to a purchase order, and (iv) idle horsepower.  Total available horsepower excludes new horsepower on order for which we do not yet have a compression services contract.

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

(7)

Horsepower utilization is calculated as (i) the sum of (a) revenue generating horsepower, (b) horsepower in our fleet that is under contract but is not yet generating revenue, and (c) horsepower not yet in our fleet that is under contract, not yet generating revenue and is subject to a purchase order, divided by (ii) total available horsepower less idle horsepower that is under repair.  Horsepower utilization based on revenue generating horsepower and fleet horsepower as of June 30, 2018 and June 30, 2017 was 88.7% and 76.2%, respectively.

(8)

Calculated as the average utilization for the months in the period based on utilization at the end of each month in the period. Average horsepower utilization based on revenue generating horsepower and fleet horsepower for the three months ended June 30, 2018 and June 30, 2017 was 88.3% and 75.7%, respectively. Average horsepower utilization based on revenue generating horsepower and fleet horsepower for the six months ended June 30, 2018 and 2017 was 86.3% and 75.9%, respectively.

The 113.8% increase in fleet horsepower as of June 30, 2018 over the fleet horsepower as of June 30, 2017 was attributable to the horsepower acquired from the Partnership’s historical assets as well as compression units added to our fleet to meet incremental demand by new and current customers for our compression services. The 149.0% and 81.6% increase in average revenue generating horsepower during the three and six months ended June 30, 2018 over June 30, 2017, respectively, was primarily due to the addition of the Partnership’s historical assets in addition to organic growth in our large horsepower fleet. Average revenue per revenue generating horsepower per month for the three and six months ended June 30, 2018 was materially consistent with the three and six months ended June 30, 2017, with less than 1% change.

The 11.1% and 9.5% increase in average horsepower utilization for the three and six months ended June 30, 2018 over the three and six months ended June 30, 2017, respectively, is primarily attributable to the high utilization of the Partnership’s historical fleet that was added to the USA Compression Predecessor’s fleet during the three months ended June 30, 2018, and which resulted in a decrease in total idle horsepower as a percentage of total available horsepower during the three and six months ended June 30, 2018.

The 12.6% and 10.4% increase in average horsepower utilization based on revenue generating horsepower and fleet horsepower during the three and six months ended June 30, 2018 over the three and six months ended June 30, 2017, respectively, is primarily attributable the high utilization of the Partnership’s fleet that was added to the USA Compression Predecessor’s fleet during the three months ended June 30, 2018, and which resulted in an increase in total active horsepower as a percentage of total fleet horsepower during the three and six months ended June 30, 2018.

Financial Results of Operations

Three months ended June 30, 2018 compared to the three months ended June 30, 2017

The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Percent
	2018	2017	Change
Revenues:
Contract operations	$155,261	$60,663	155.9%
Parts and service	7,074	2,094	237.8%
Related party	4,563	4,615	(1.1)%
Total revenues	166,898	67,372	147.7%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	57,533	30,347	89.6%
Gross operating margin	109,365	37,025	195.4%
Other operating and administrative costs and expenses:
Selling, general and administrative	27,177	6,334	329.1%
Depreciation and amortization	52,868	40,723	29.8%
Loss (gain) on disposition of assets	731	(295)	(347.8)%
Total other operating and administrative costs and expenses	80,776	46,762	72.7%
Operating income (loss)	28,589	(9,737)	393.6%
Other income (expense):
Interest expense, net	(25,682)	—	*
Other	19	(22)	186.4%
Total other expense	(25,663)	(22)	*
Net income (loss) before income tax benefit	2,926	(9,759)	130.0%
Income tax benefit	(271)	(44)	515.9%
Net income (loss)	$3,197	$(9,715)	132.9%

*Not meaningful

Contract operations revenue.  During the three months ended June 30, 2018, we increased our operational capability and expanded our geographic footprint as a result of the addition of the Partnership’s historical assets and experienced a year-to-year increase in demand for our compression services driven by increased operating activity in the oil and gas industry, resulting in a $94.6 million increase in our contract operations revenue. The Partnership’s historical assets accounted for $81.0 million of contract operations revenue for the three months ended June 30, 2018.  Average revenue generating horsepower increased 149.0% during the three months ended June 30, 2018 over June 30, 2017 while average revenue per revenue generating horsepower per month remained materially consistent between periods.

Parts and service revenue.  The $5.0 million increase in parts and service revenue was primarily attributable to a  $6.1 million increase in parts and service revenue earned on maintenance work performed on units at our customers’ locations that are outside the scope of our core maintenance activities and freight and crane charges that are directly reimbursable by customers.  The increase is due to the addition of the Partnership’s historical assets and such increase is offset by a $1.0 million decrease in revenue associated with installation services. We offer these services as a courtesy to our customers and the demand fluctuates from period to period based on the varying needs of our customers.

Related party revenue.  Related party revenue was materially consistent between periods. The related parties of the USA Compression Predecessor remain related parties of the Partnership because the USA Compression Predecessor’s ultimate parent company obtained control of the Partnership through its control of the General Partner.

Cost of operations, exclusive of depreciation and amortization. The $27.2 million increase in cost of operations was driven by (1) a $9.6 million increase in direct expenses, such as parts and fluids expenses, (2) a $6.2 million increase in retail parts and service expenses, which have a corresponding increase in parts and service revenue,  (3) a $5.5 million increase in direct labor expenses,  (4) a $4.1 million increase in property and other taxes and  (5) a $1.6 million increase in vehicle expenses. The increase in direct parts, fluids, labor,  property taxes and vehicle expenses is primarily driven by the increase in average revenue generating horsepower during the current period as a result of the addition of the Partnership’s historical assets.

Gross operating margin. The $72.3 million increase in gross operating margin was primarily due to an increase in revenues, partially offset by an increase in cost of operations, exclusive of depreciation and amortization, during the three months ended June 30, 2018 due to the addition of the Partnership’s historical assets.

Selling, general and administrative expense.  The $20.8 million increase in selling, general and administrative expense for the three months ended June 30, 2018 was primarily attributable to (1) a $7.6 million increase in unit-based compensation expense, (2) a $7.0 million increase in payroll and benefits expenses, (3) a $1.6 million increase in professional fees expenses and (4) a $1.0 million increase in bad debt expense, along with (5) $2.9 million of non-recurring transaction expenses and (6) $1.3 million of severance charges incurred during the current period, all related to the Transactions.  Unit-based compensation expense increased primarily due to the accelerated vesting of certain outstanding phantom units as a result of the change in control associated with the Transactions. Payroll and benefits expenses and professional fees increased due to the addition of the Partnership’s historical assets to the USA Compression Predecessor’s operations. Transaction expenses included advisory, legal, accounting and bank fees. Bad debt expense was reduced by $1.3 million during the three months ended June 30, 2017 primarily due to collections on accounts previously expensed.

Depreciation and amortization expense.  The $12.1 million increase in depreciation and amortization expense was primarily a result of $22.1 million in depreciation and amortization expense attributable to the addition of the Partnership’s historical assets, which were adjusted to fair value in connection with the Transactions, offset by a  $15.2 million decrease in depreciation expense to conform the useful lives used by the USA Compression Predecessor to those used by the Partnership.  The remaining change in depreciation and amortization expense was primarily related to an increase in the USA Compression Predecessor’s gross property and equipment balances during the three months ended June 30, 2018 compared to gross balances during the three months ended June 30, 2017.

Interest expense, net. The $25.7 million increase in interest expense, net was primarily attributable to interest expense incurred on $725.0 million of Senior Notes and outstanding borrowings on our revolving credit facility for which there were no comparable borrowings by the USA Compression Predecessor in the prior period. The interest rate on our revolving credit facility was 4.56% at June 30, 2018, and the weighted-average interest rate was 4.54% for the three months ended June 30, 2018. Average outstanding borrowings under our revolving credit facility was $938.8 million for the three months ended June 30, 2018.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017

The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Six Months Ended June 30,		Percent
	2018	2017	Change
Revenues:
Contract operations	$225,068	$120,092	87.4%
Parts and service	9,824	4,009	145.0%
Related party	8,536	8,542	(0.1)%
Total revenues	243,428	132,643	83.5%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	94,868	58,889	61.1%
Gross operating margin	148,560	73,754	101.4%
Other operating and administrative costs and expenses:
Selling, general and administrative	35,138	12,119	189.9%
Depreciation and amortization	97,540	80,379	21.4%
Loss (gain) on disposition of assets	11,078	(676)	* %
Total other operating and administrative costs and expenses	143,756	91,822	56.6%
Operating income (loss)	4,804	(18,068)	126.6%
Other income (expense):
Interest expense, net	(25,682)	—	*
Other	(1)	(45)	(97.8)%
Total other expense	(25,683)	(45)	*
Net loss before income tax expense (benefit)	(20,879)	(18,113)	15.3%
Income tax expense (benefit)	(706)	2,050	(134.4)%
Net loss	$(20,173)	$(20,163)	0.0%

*Not meaningful

Contract operations revenue.  During the six months ended June 30, 2018, we increased our operational capability and expanded our geographic footprint as a result of the addition of the Partnership’s historical assets and we experienced a year-to-year increase in demand for our compression services driven by increased operating activity in the oil and gas industry, resulting in a $105.0 million increase in our contract operations revenue. The Partnership’s historical assets accounted for $81.0 million of contract operations revenue for the six months ended June 30, 2018. Average revenue generating horsepower increased 81.6% during the six months ended June 30, 2018 over June 30, 2017 and average revenue per revenue generating horsepower per month increased 0.6%, from $15.78 for the six months ended June 30, 2017 to $15.88 for the six months ended June 30, 2018.

Parts and service revenue.  The $5.8 million increase in parts and service revenue was primarily attributable to a  $6.1 million increase in parts and service revenue earned on maintenance work performed on units at our customers’ locations that are outside the scope of our core maintenance activities and freight and crane charges that are directly reimbursable by customers.  The increase is due to the addition of the Partnership’s historical assets. We offer these services as a courtesy to our customers and the demand fluctuates from period to period based on the varying needs of our customers.

Related party revenue.  Related party revenue was materially consistent between periods.  The related parties of the USA Compression Predecessor remain related parties of the Partnership because the USA Compression Predecessor’s ultimate parent company obtained control of the Partnership through its control of the General Partner.

Cost of operations, exclusive of depreciation and amortization. The $36.0 million increase in cost of operations was driven by (1) a $10.5 million increase in direct expenses, such as parts and fluids expenses, (2) an  $8.1 million increase in direct labor expenses, (3) a $6.2 million increase in retail parts and service expenses, which have a corresponding increase in parts and service revenue, (4) a $4.1 million increase in property and other taxes and  (5) a $2.1 million increase in vehicle expenses. The increase in direct parts, fluids, labor, property taxes and vehicle expenses is primarily driven by the increase in average revenue generating horsepower during the current period as a result of the addition of the Partnership’s historical assets.

Gross operating margin. The $74.8 million increase in gross operating margin was primarily due to an increase in revenues, partially offset by an increase in cost of operations, exclusive of depreciation and amortization, during the six months ended June 30, 2018 due to the addition of the Partnership’s historical assets.

Selling, general and administrative expense.  The $23.0 million increase in selling, general and administrative expense for the six months ended June 30, 2018 was primarily attributable to (1) a $6.8 million increase in unit-based compensation expense, (2) a $6.8 million increase in payroll and benefits expenses, (3) a $2.1 million increase in bad debt expense and (4) a $1.6 million increase in professional fees expenses, along with (5) $2.9 million of non-recurring transaction expenses and (6) $1.3 million of severance charges incurred during the current period, all related to the Transactions.  Unit-based compensation expense increased primarily due to the accelerated vesting of certain outstanding phantom units as a result of the change in control associated with the Transactions. Payroll and benefits expenses and professional fees increased due to the addition of the Partnership’s historical assets to the USA Compression Predecessor’s operations. Transaction expenses included advisory, legal, accounting and bank fees.  Bad debt expense was reduced by $1.8 million during the six months ended June 30, 2017 primarily due to collections on accounts previously expensed.

Depreciation and amortization expense.  The $17.2 million increase in depreciation and amortization expense was primarily a result of $22.1 million in depreciation and amortization expense attributable to the addition of the Partnership’s historical assets, which were adjusted to fair value in connection with the Transactions, offset by  a $15.2 million decrease in depreciation expense to conform the useful lives used by the USA Compression Predecessor to those used by the Partnership. The remaining change in depreciation and amortization expense was primarily related to an increase in the USA Compression Predecessor’s gross property and equipment balances during the six months ended June 30, 2018 compared to gross balances during the six months ended June 30, 2017.

Loss (gain) on disposition of assets.  The $11.0 million loss on disposition of assets during the six months ended June 30, 2018 was primarily attributable to disposals of various property and equipment by the USA Compression Predecessor.

Interest expense, net.  The $25.7 million increase in interest expense, net was primarily attributable to interest expense incurred on $725.0 million of Senior Notes and outstanding borrowings on our revolving credit facility for which there were no comparable borrowings by the USA Compression Predecessor in the prior period. The interest rate on our revolving credit facility was 4.56% at June 30, 2018, and the weighted-average interest rate was 4.54% for the three months ended June 30, 2018. Average outstanding borrowings under our revolving credit facility was $938.8 million for the period from the Transactions Date to June 30, 2018.

Other Financial Data

The following table summarizes other financial data for the periods presented (dollars in thousands):

	Three Months Ended June 30,			Percent	Six Months Ended June 30,			Percent
Other Financial Data: (1)	2018		2017 (3)	Change	2018		2017 (3)	Change
Gross operating margin	$109,365		$37,025	195.4%	$148,560		$73,754	101.4%
Gross operating margin percentage (2)	65.5%		55.0%	19.1%	61.0%		55.6%	9.7%
Adjusted EBITDA	$95,438		$31,622	201.8%	$127,087		$63,819	99.1%
Adjusted EBITDA percentage (2)	57.2%		46.9%	22.0%	52.2%		48.1%	8.5%
DCF	$51,422		$27,207	89.0%	$73,858		$54,204	36.3%
DCF Coverage Ratio	1.09	x			1.56	x
Cash Coverage Ratio	1.09	x			1.57	x

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

(3)

Amounts attributed to the USA Compression Predecessor are calculated using the same definitions used by the Partnership. DCF Coverage Ratio and Cash Coverage Ratio are not applicable to the USA Compression Predecessor as the USA Compression Predecessor had no outstanding common units for each period.

Adjusted EBITDA. Adjusted EBITDA during the three months ended June 30, 2018 increased $63.8 million, or 201.8%, over the three months ended June 30, 2017, driven by the addition of the Partnership’s historical assets which was the primary cause of a $72.3 million increase in gross operating margin and offset by a $9.0 million increase in selling, general and administrative expenses, excluding transaction expenses, unit-based compensation expense and other non-recurring charges, during the three months ended June 30, 2018.

Adjusted EBITDA during the six months ended June 30, 2018 increased $63.3 million, or 99.1%, over the six months ended June 30, 2017, driven by the addition of the Partnership’s historical assets which was the primary cause of a  $74.8 million increase in gross operating margin offset by a $12.0 million increase in selling, general and administrative expenses, excluding transaction expenses, unit-based compensation expense and other non-recurring charges, during the six months ended June 30, 2018.

DCF. The $24.2 million, or 89.0%, increase in DCF during the three months ended June 30, 2018 over the three months ended June 30, 2017 was driven by the addition of the Partnership’s historical assets which was the primary cause of (1) a $72.3 million increase in gross operating margin offset by (2) a $23.6 million increase in cash interest expense, net, (3) $12.1 million of distributions on the newly issued Series A Preferred Units (the “Preferred Units”), (4) a  $9.0 million increase in selling, general and administrative expenses, excluding transaction expenses, unit-based compensation expense and other non-recurring charges and (5) a $3.6 million increase in maintenance capital expenditures during the comparable period. The USA Compression Predecessor had no outstanding debt on which cash interest expense was paid in the prior period. The increase in selling, general and administrative expenses and maintenance capital expenditures was primarily due to incremental additional activity as a result of the combination of the Partnership’s legacy operations and the USA Compression Predecessor.

The $19.7 million, or 36.3%, increase in DCF during the six months ended June 30, 2018 over the six months ended June 30, 2017 was driven by the addition of the Partnership’s historical assets which was the primary cause of (1) a  $74.8 million increase in gross operating margin offset by (2) a $23.6 million increase in cash interest expense, net, (3) $12.1 million of distributions on Preferred Units,  (4) a $12.0 million increase in selling, general and administrative expenses, excluding transaction expenses, unit-based compensation expense and other non-recurring charges,  and  (5) a $7.6 million increase in maintenance capital expenditures during the comparable period. The USA Compression Predecessor had no outstanding debt on which cash interest expense was paid in the prior period.  The increase in selling, general and administrative expenses and maintenance capital expenditures was primarily due to incremental additional activity as a result of the combination of the Partnership’s legacy operations and the USA Compression Predecessor.

Coverage Ratios. Historical coverage ratios are not applicable as the USA Compression Predecessor had no outstanding common units for each period.  Coverage ratios for the six months ended June 30, 2018 reflect only one quarter’s distribution as the USA Compression Predecessor did not pay any distributions prior to the Transactions Date.

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

To fund a portion of the CDM Acquisition completed on April 2, 2018, on March 23, 2018 the Partnership issued $725.0 million in aggregate principal amount of Senior Notes and on April 2, 2018 issued the Preferred Units and warrants to purchase common units (the “Warrants”) for aggregate gross consideration of $500.0 million. The transaction fees associated with these issuances were financed with borrowings under our revolving credit facility. Additionally, we increased the capacity under our revolving credit facility from $1.1 billion to $1.6 billion by entering into the Sixth Amended and Restated Credit Agreement (the “Sixth A&R Credit Agreement”) on April 2, 2018.

Cash Flows

The following table summarizes our sources and uses of cash for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$94,370	$73,849
Net cash used in investing activities	$(664,970)	$(57,468)
Net cash provided by (used in) financing activities	$569,114	$(21,976)

Net cash provided by operating activities. The $20.5 million increase in net cash provided by operating activities for the six months ended June 30, 2018 was due primarily to $74.8 million higher gross operating margin, adjustments to non-cash items and changes in other working capital.

Net cash used in investing activities. Net cash used in investing activities for the six months ended June 30, 2018 related primarily to $1.232 billion of cash paid, offset by $710.5 million of cash assumed,  each as part of the CDM Acquisition.  Additionally, during the six months ended June 30, 2018 and 2017, net cash used in investing activities of $149.4 million and $71.5 million, respectively, related to purchases of new compression units, reconfiguration costs and related equipment.

Net cash provided by (used in) financing activities. During the six months ended June 30, 2018, we borrowed $130.9 million, on a net basis, to support our purchases of new compression units, reconfiguration costs and related equipment as well as fund certain costs associated with the CDM Acquisition. During the six months ended June 30, 2018, we received $479.1 million in net proceeds from the issuance of Preferred Units and Warrants which was used to partially fund the CDM Acquisition and a $28.5 million contribution from the USA Compression Predecessor’s former parent company, ETP. Additionally, and in connection with the CDM Acquisition, we paid various fees of $17.6 million related primarily to the Sixth A&R Credit Agreement. During the six months ended June 30, 2018, we also paid cash related to the net settlement of unit-based equity awards under our long-term incentive plan in the amount of $4.4 million and made cash distributions to our common unitholders of $47.4 million.

During the six months ended June 30, 2017, the USA Compression Predecessor paid $22.0 million in intercompany distributions to its former parent company.

Capital Expenditures

The compression services business is capital intensive, requiring significant investment to maintain, expand and upgrade existing operations. Our capital requirements have consisted, and we anticipate that they will continue to consist, primarily of the following:

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

We classify capital expenditures as maintenance or expansion on an individual asset basis.  Over the long-term, we expect that our maintenance capital expenditure requirements will continue to increase as the overall size and age of our fleet increases. Aggregate maintenance capital expenditures for the six months ended June 30, 2018 and 2017 were $17.1 million and $9.6 million, respectively. We currently plan to spend approximately $30 million in maintenance capital expenditures for the year 2018, including parts consumed from inventory.

Without giving effect to any equipment we may acquire pursuant to any future acquisitions, we currently have budgeted between $190 million and $210  million in expansion capital expenditures for the year 2018. Expansion capital expenditures for the six months ended June 30, 2018 and 2017 were $94.4 million and $62.4 million, respectively. As of June 30, 2018, we had binding commitments to purchase $121.7 million of additional compression units and serialized parts, of which we expect to spend $72.4 million for units to be delivered in the remainder of 2018.

Revolving Credit Facility

As of June 30, 2018, we were in compliance with all of our covenants under our revolving credit facility. As of June 30, 2018, we had outstanding borrowings under our revolving credit facility of $950.0 million, $650.0 million of borrowing base availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $500.1 million.

As described in Note 10 to the unaudited condensed consolidated financial statements under Part I, Item 1 of this report, we entered into the Sixth A&R Credit Agreement on April 2, 2018 which amended our revolving credit facility to, among other things, (i) increase the borrowing capacity under the revolving credit facility from $1.1 billion to $1.6 billion (subject to availability under a borrowing base), (ii) extend the termination date (and the maturity date of the obligations thereunder) from January 6, 2020 to April 2, 2023, (iii) subject to the terms of the Sixth A&R Credit Agreement, permit up to $400.0 million of future increases in borrowing capacity, (iv) modify the leverage ratio covenant to be 5.75 to 1.0 through the end of the fiscal quarter ending March 31, 2019, 5.5 to 1.0 through the end of the fiscal quarter ending December 31, 2019, and 5.0 to 1.0 thereafter and (v) increase the applicable margin for eurodollar borrowings to range from 2.00% to 2.75%, depending on our leverage ratio, all as more fully set forth in the Sixth A&R Credit Agreement.

As of August 3, 2018, we had outstanding borrowings under our revolving credit facility of $931.2 million.

For a more detailed description of our revolving credit facility, please see Note 10 to our unaudited condensed consolidated financial statements under Part I, Item 1 of this report and Note 7 to the consolidated financial statements included in our 2017 Annual Report.

Senior Notes

See Note 10 to our unaudited condensed consolidated financial statements under Part I, Item 1 of this report for information regarding the Senior Notes.

Distribution Reinvestment Plan

During the six months ended June 30, 2018, distributions of $0.2 million were reinvested under the Distribution Reinvestment Plan (“DRIP”) resulting in the issuance of 11,776 common units. Such distributions are treated as non-cash transactions in the accompanying Unaudited Condensed Consolidated Statements of Cash Flows included under Part I, Item 1 of this report.

For a more detailed description of the DRIP, please see Note 8 to the consolidated financial statements included in our 2017 Annual Report.

Total Contractual Cash Obligations

The following table summarizes the total contractual cash obligations of the USA Compression Predecessor as of December 31, 2017:

	Payments Due by Period
					More than
Contractual Obligations	Total	1 year	2 - 3 years	4 - 5 years	5 years
	(in thousands)
Long-term debt	$—	$—	$—	$—	$—
Equipment/capital purchases (1)	19,844	19,844	—	—	—
Operating and capital lease obligations (2)	8,769	3,438	3,198	1,125	1,008
Total contractual cash obligations	$28,613	$23,282	$3,198	$1,125	$1,008

(1)	Represents commitments for new compression units that are being fabricated and ancillary equipment.

(2)	Represents commitments for future minimum lease payments on non-cancelable leases.

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

The following table reconciles gross operating margin to operating income (loss), its most directly comparable GAAP financial measure, for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Contract operations	$155,261	$60,663	$225,068	$120,092
Parts and service	7,074	2,094	9,824	4,009
Related party	4,563	4,615	8,536	8,542
Total revenues	166,898	67,372	243,428	132,643
Cost of operations, exclusive of depreciation and amortization	57,533	30,347	94,868	58,889
Gross operating margin	109,365	37,025	148,560	73,754
Other operating and administrative costs and expenses:
Selling, general and administrative	27,177	6,334	35,138	12,119
Depreciation and amortization	52,868	40,723	97,540	80,379
Loss (gain) on disposition of assets	731	(295)	11,078	(676)
Total other operating and administrative costs and expenses	80,776	46,762	143,756	91,822
Operating income (loss)	$28,589	$(9,737)	$4,804	$(18,068)

Adjusted EBITDA

We define EBITDA as net income (loss) before net interest expense, depreciation and amortization expense, and income tax expense. We define Adjusted EBITDA as EBITDA plus impairment of compression equipment, impairment of goodwill, interest income on capital lease, unit-based compensation expense, severance charges, certain transaction fees, loss (gain) on disposition of assets and other. We view Adjusted EBITDA as one of management’s primary tools for evaluating our results of operations, and we track this item on a monthly basis both as an absolute amount and as a percentage of revenue compared to the prior month, year-to-date, prior year and budget. Adjusted EBITDA is used as a supplemental financial measure by our management and external users of our financial statements, such as investors and commercial banks, to assess:

•	the financial performance of our assets without regard to the impact of financing methods, capital structure or historical cost basis of our assets;

•	the viability of capital expenditure projects and the overall rates of return on alternative investment opportunities;

•	the ability of our assets to generate cash sufficient to make debt payments and to pay distributions; and

•	our operating performance as compared to those of other companies in our industry without regard to the impact of financing methods and capital structure.

We believe that Adjusted EBITDA provides useful information to investors because, when viewed with our GAAP results and the accompanying reconciliations, it may provide a more complete understanding of our performance than GAAP results alone. We also believe that external users of our financial statements benefit from having access to the same financial measures that management uses in evaluating the results of our business.

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

Because we use capital assets, depreciation and the interest cost of acquiring compression equipment are also necessary elements of our costs. Unit-based compensation expense related to equity awards to employees is also a necessary component of our business. Therefore, measures that exclude these elements have material limitations. To compensate for these limitations, we believe that it is important to consider both net income (loss) and net cash provided by operating activities determined under GAAP, as well as Adjusted EBITDA, to evaluate our financial performance and our liquidity. Our Adjusted EBITDA excludes some, but not all, items that affect net income (loss) and net cash provided by operating activities, and these measures may vary among companies. Management compensates for the limitations of Adjusted EBITDA as an analytical tool by reviewing the comparable GAAP measures, understanding the differences between the measures and incorporating this knowledge into their decision making processes.

The following table reconciles Adjusted EBITDA to net income (loss) and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$3,197	$(9,715)	$(20,173)	$(20,163)
Interest expense, net	25,682	—	25,682	—
Depreciation and amortization	52,868	40,723	97,540	80,379
Income tax expense (benefit)	(271)	(44)	(706)	2,050
EBITDA	$81,476	$30,964	$102,343	$62,266
Interest income on capital lease	273	—	273	—
Unit-based compensation expense (1)	8,564	953	8,999	2,229
Transaction expenses for acquisitions (2)	2,863	—	2,863	—
Severance charges	1,531	—	1,531	—
Loss (gain) on disposition of assets	731	(295)	11,078	(676)
Adjusted EBITDA	$95,438	$31,622	$127,087	$63,819
Interest expense, net	(25,682)	—	(25,682)	—
Income tax expense (benefit)	271	44	706	(2,050)
Interest income on capital lease	(273)	—	(273)	—
Non-cash interest expense	2,039	—	2,039	—
Transaction expenses for acquisitions	(2,863)	—	(2,863)	—
Severance charges	(1,531)	—	(1,531)	—
Other	85	(618)	(542)	193
Changes in operating assets and liabilities	8,019	(2,026)	(4,571)	11,887
Net cash provided by operating activities	$75,503	$29,022	$94,370	$73,849

(1)

For the three and six months ended June 30, 2018, unit-based compensation expense included $0.4 million of cash payments related to quarterly payments of distribution equivalent rights on outstanding phantom unit awards in each period and $3.7 million related to the cash portion of any settlement of phantom unit awards upon vesting. The remainder of the unit-based compensation expense for both periods was related to non-cash adjustments to the unit-based compensation liability.

(2)	Represents certain transaction expenses related to potential and completed acquisitions and other items. We believe it is useful to investors to exclude these fees.

Distributable Cash Flow

We define DCF as net income (loss) plus non-cash interest expense, non-cash income tax expense, depreciation and amortization expense, unit-based compensation expense, impairment of compression equipment, impairment of goodwill, certain transaction fees, severance charges, loss (gain) on disposition of assets, proceeds from insurance recovery and other, less distributions to Preferred Units and maintenance capital expenditures. We believe DCF is an important measure of operating performance because it allows management, investors and others to compare basic cash flows we generate (after distributions on our Preferred Units but prior to any retained cash reserves established by our General Partner and the effect of the DRIP) to the cash distributions we expect to pay to our common unitholders. Using DCF, management can quickly compute the coverage ratio of estimated cash flows to planned cash distributions.

DCF should not be considered as an alternative to, or more meaningful than, net income (loss), operating income (loss), cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP as measures of operating performance and liquidity. Moreover, our DCF as presented may not be comparable to similarly titled measures of other companies.

Because we use capital assets, depreciation, loss (gain) on disposition of assets, and maintenance capital expenditures are necessary elements of our costs. Unit-based compensation expense related to equity awards to employees is also a necessary component of our business. Therefore, measures that exclude these elements have material limitations. To compensate for these limitations, we believe that it is important to consider both net income (loss) and net cash provided by operating activities determined under GAAP, as well as DCF, to evaluate our financial performance and our liquidity. Our DCF excludes some, but not all, items that affect net income (loss) and net cash provided by operating activities, and these measures may vary among companies. Management compensates for the limitations of DCF as an analytical tool by reviewing the comparable GAAP measures, understanding the differences between the measures and incorporating this knowledge into their decision making processes.

The following table reconciles DCF to net income (loss) and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$3,197	$(9,715)	$(20,173)	$(20,163)
Plus: Non-cash interest expense	2,039	—	2,039	—
Plus: Non-cash income tax expense (benefit)	(390)	(86)	(825)	2,008
Plus: Depreciation and amortization	52,868	40,723	97,540	80,379
Plus: Unit-based compensation expense (1)	8,564	953	8,999	2,229
Plus: Transaction expenses for acquisitions (2)	2,863	—	2,863	—
Plus: Severance charges	1,531	—	1,531	—
Less: Loss (gain) on disposition of assets	731	(295)	11,078	(676)
Less: Distribution to Preferred Units	(12,054)	—	(12,054)	—
Less: Maintenance capital expenditures (3)	(7,927)	(4,373)	(17,140)	(9,573)
DCF	$51,422	$27,207	$73,858	$54,204
Plus: Maintenance capital expenditures	7,927	4,373	17,140	9,573
Plus: Changes in operating assets and liabilities	8,019	(2,026)	(4,571)	11,887
Less: Transaction expenses for acquisitions	(2,863)	—	(2,863)	—
Less: Severance charges	(1,531)	—	(1,531)	—
Less: Distribution to Preferred Units	12,054	—	12,054	—
Less: Other	475	(532)	283	(1,815)
Net cash provided by operating activities	$75,503	$29,022	$94,370	$73,849

(1)

For the three and six months ended June 30, 2018, unit-based compensation expense included $0.4 million of cash payments related to quarterly payments of distribution equivalent rights on outstanding phantom unit awards in each period and $3.7 million related to the cash portion of any settlement of phantom unit awards upon vesting. The remainder of the unit-based compensation expense for both periods was related to non-cash adjustments to the unit-based compensation liability.

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

Coverage Ratios

DCF Coverage Ratio is defined as DCF divided by distributions declared to common unitholders in respect of such period.  Cash Coverage Ratio is defined as DCF divided by cash distributions expected to be paid to common unitholders in respect of such period, after taking into account the non-cash impact of the DRIP. We believe DCF Coverage Ratio and Cash Coverage Ratio are important measures of operating performance because they allow management, investors and others to gauge our ability to pay cash distributions to common unitholders using the cash flows that we generate. Our DCF Coverage Ratio and Cash Coverage Ratio as presented may not be comparable to similarly titled measures of other companies.

The following table summarizes certain coverage ratios for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017 (4)	2018 (5)	2017 (4)
DCF	$51,422	$27,207	$73,858	$54,204

Distributions for DCF Coverage Ratio (1)	$47,225		$47,225

Distributions reinvested in the DRIP (2)	$218		$218

Distributions for Cash Coverage Ratio (3)	$47,007		$47,007

DCF Coverage Ratio	1.09		1.56

Cash Coverage Ratio	1.09		1.57

(1)	Represents distributions to the holders of our common units as of the record date for each period.

(2)

Represents distributions to holders enrolled in the DRIP as of the record date for each period.  The amount for the three and six months ended June 30, 2018 is based on an estimate as of the record date.

(3)	Represents cash distributions declared for common units not participating in the DRIP for each period.

(4)	DCF Coverage Ratio and Cash Coverage Ratio are not applicable to the USA Compression Predecessor as the USA Compression Predecessor had no outstanding common units for each period.

(5)	Distributions for the six months ended June 30, 2018 reflect only one quarter of distributions as the USA Compression Predecessor did not pay distributions prior to the Transactions Date.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing activities.

Recent Accounting Pronouncements

For discussion on specific recent accounting pronouncements affecting us, please see Note 17 to our unaudited condensed consolidated financial statements under Part I, Item 1 of this report.

ITEM 3.Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to any natural gas or crude oil in connection with our services and, accordingly, have no direct exposure to fluctuating commodity prices. However, the demand for our compression services depends upon the continued demand for, and production of, natural gas and crude oil. Natural gas or crude oil prices remaining low over the long-term could result in a continued decline in the production of natural gas or crude oil, which could result in reduced demand for our compression services. We do not intend to hedge our indirect exposure to fluctuating commodity prices. A 1% decrease in average revenue generating horsepower of our active fleet during the six months ended June 30, 2018 would have resulted in a decrease of approximately $5.9 million and $3.9 million in our revenue and gross operating margin, respectively. Gross operating margin is a non-GAAP financial measure. For a reconciliation of gross operating margin to net income (loss), its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read “Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” of this report.

Interest Rate Risk

We are exposed to market risk due to variable interest rates under our financing arrangements.

As of June 30, 2018 we had $950.0 million of variable-rate outstanding indebtedness at a weighted-average interest rate of 4.54%. A 1% increase or decrease in the effective interest rate on our variable-rate outstanding debt at June 30, 2018 would have resulted in an annual increase or decrease in our interest expense of approximately $9.5 million.

For further information regarding our exposure to interest rate fluctuations on our debt obligations see Note 10 to our unaudited condensed consolidated financial statements under Part I, Item 1 of this report. Although we do not currently hedge our variable rate debt, we may, in the future, hedge all or a portion of such debt.

Credit Risk

Our credit exposure generally relates to receivables for services provided. If any significant customer of ours should have credit or financial problems resulting in a delay or failure to pay the amount it owes us, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

ITEM 4.Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2018 at the reasonable assurance level.

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

Equity Restructuring Agreement, dated as of January 15, 2018, by and among Energy Transfer Equity, L.P., USA Compression Partners, LP and USA Compression GP, LLC (incorporated by reference to Exhibit 2.2 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on January 16, 2018)

3.1

Certificate of Limited Partnership of USA Compression Partners, LP (incorporated by reference to Exhibit 3.1 to Amendment No. 3 of the Partnership’s registration statement on Form S-1 (Registration No. 333-174803) filed on December 21, 2011)

3.2

First Amended and Restated Agreement of Limited Partnership of USA Compression Partners, LP (incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on January 18, 2013)

3.3

Second Amended and Restated Agreement of Limited Partnership of USA Compression Partners, LP (incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on April 6, 2018)

4.1

Registration Rights Agreement, dated as of April 2, 2018, by and among USA Compression Partners, LP, Energy Transfer Equity, L.P., Energy Transfer Partners, L.P. and USA Compression Holdings, LLC (incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on April 6, 2018)

4.2

Registration Rights Agreement, dated as of April 2, 2018, by and among USA Compression Partners, LP and the Purchasers party thereto (incorporated by reference to Exhibit 4.2 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on April 6, 2018)

4.3

Board Representation Agreement, dated as of April 2, 2018, by and among USA Compression Partners, LP, USA Compression GP, LLC, Energy Transfer Equity, L.P. and the Purchasers party thereto (incorporated by reference to Exhibit 4.3 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on April 6, 2018)

4.4

First Supplemental Indenture, dated as of April 2, 2018, among USA Compression Partners, LP, USA Compression Finance Corp., the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on April 6, 2018)

10.1

Sixth Amended and Restated Credit Agreement, dated as of April 2, 2018, by and among the Partnership, as borrower, USAC OpCo 2, LLC, USAC Leasing 2, LLC, USA Compression Partners, LLC, USAC Leasing, LLC, CDM Resource Management LLC and CDM Environmental & Technical Services LLC and USA Compression Finance Corp., the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as agent and an LC issuer, JPMorgan Chase Bank, N.A., Barclays Bank PLC, Regions Capital Markets, a division of Regions Bank, RBC Capital Markets and Wells Fargo Bank, N.A., as joint lead arrangers and joint book runners, Barclays Bank PLC, Regions Bank, RBC Capital Markets and Wells Fargo Bank, N.A., as syndication agents, and MUFG Union Bank, N.A., SunTrust Bank and The Bank of Nova Scotia, as senior managing agents (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on April 6, 2018).

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

August 7, 2018	USA Compression Partners, LP

	By:	USA Compression GP, LLC
its General Partner

	By:	/s/ Matthew C. Liuzzi
Matthew C. Liuzzi
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

	By:	/s/ G. Tracy Owens
G. Tracy Owens
Vice President, Finance and Chief Accounting Officer
(Principal Accounting Officer)