Form 10-Q
period 2018-09-30
USA Compression Partners, LP
filed 2018-11-06
CIK 1522727

c

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 2, 2018, there were 89,966,676 common units and 6,397,965 Class B Units outstanding.

i

PART I.  FINANCIAL INFORMATION

ITEM 1.Financial Statements

USA COMPRESSION PARTNERS, LP

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$2,830	$4,013
Accounts receivable, net:
Trade, net	89,010	32,696
Other	3,753	—
Related party receivables	46,712	45
Inventory, net	83,043	33,221
Prepaid expenses and other assets	4,195	4,209
Total current assets	229,543	74,184
Property and equipment, net	2,541,343	1,192,921
Installment receivable	7,544	—
Identifiable intangible assets, net	398,788	198,215
Goodwill	619,411	253,428
Other assets	17,423	205
Total assets	$3,814,052	$1,718,953
Liabilities, Partners’ Capital and Predecessor Parent Company Net Investment
Current liabilities:
Accounts payable	$52,681	$1,383
Related party payables	—	1,977
Accrued liabilities	86,542	41,513
Deferred revenue	34,238	2,220
Total current liabilities	173,461	47,093
Long-term debt, net	1,730,763	—
Other liabilities	5,759	6,990
Total liabilities	1,909,983	54,083
Preferred Units	477,309	—
Partners’ capital:
Limited partner interest:
Common units, 89,967 units issued and outstanding as of September 30, 2018	1,334,365	—
Class B Units, 6,398 units issued and outstanding as of September 30, 2018	78,416	—
Warrants	13,979	—
Predecessor parent company net investment	—	1,664,870
Total partners’ capital and predecessor parent company net investment	1,426,760	1,664,870
Total liabilities, partners’ capital and predecessor parent company net investment	$3,814,052	$1,718,953

See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Contract operations	$158,664	$62,645	$383,732	$182,737
Parts and service	6,012	4,061	15,836	8,070
Related party	4,271	4,383	12,807	12,925
Total revenues	168,947	71,089	412,375	203,732
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	64,309	31,667	159,177	90,556
Selling, general and administrative	17,753	6,766	52,891	18,885
Depreciation and amortization	59,403	42,535	156,943	122,914
Loss (gain) on disposition of assets	1,250	521	12,328	(155)
Impairment of compression equipment	2,292	—	2,292	—
Total costs and expenses	145,007	81,489	383,631	232,200
Operating income (loss)	23,940	(10,400)	28,744	(28,468)
Other income (expense):
Interest expense, net	(25,443)	—	(51,125)	—
Other	22	(51)	21	(96)
Total other expense	(25,421)	(51)	(51,104)	(96)
Net loss before income tax expense (benefit)	(1,481)	(10,451)	(22,360)	(28,564)
Income tax expense (benefit)	(918)	1,904	(1,624)	3,954
Net loss	(563)	(12,355)	(20,736)	(32,518)
Less: Preferred Unit distributions	(12,188)	—	(24,242)	—
Net loss attributable to common and Class B unitholders' interests	$(12,751)	$(12,355)	$(44,978)	$(32,518)

Net loss attributable to:
Common units	$(8,768)		$(33,185)
Class B Units	$(3,983)		$(11,793)

Weighted average common units outstanding - basic and diluted	89,973		69,253

Weighted average Class B Units outstanding - basic and diluted	6,398		6,398

Basic and diluted net loss per common unit	$(0.10)		$(0.48)

Basic and diluted net loss per Class B Unit	$(0.62)		$(1.84)

Distributions declared per common unit for respective periods	$0.525		$1.05

See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP

Unaudited Condensed Consolidated Statement of Changes in Partners’ Capital

And Predecessor Parent Company Net Investment

Nine Months Ended September 30, 2018

(in thousands)

				Predecessor Parent
				Company Net
	Common Units	Class B Units	Warrants	Investment	Total
Balance, December 31, 2017	$—	$—	$—	$1,664,870	$1,664,870
Predecessor net loss for the period January 1, 2018 to April 1, 2018	—	—	—	(23,370)	(23,370)
Predecessor parent company net contribution for the period January 1, 2018 to April 1, 2018	—	—	—	26,730	26,730
Allocation of Predecessor parent company net investment	1,668,230	—	—	(1,668,230)	—
Deemed distribution for additional interest in USA Compression Predecessor	(37,178)	—	—	—	(37,178)
Purchase Price Adjustment for USA Compression Partners, LP	(654,340)	—	—	—	(654,340)
Issuance of common units for the Equity Restructuring	135,440	—	—	—	135,440
Issuance of common units for the CDM Acquisition	324,910	—	—	—	324,910
Issuance of Class B Units for the CDM Acquisition	—	86,125	—	—	86,125
Issuance of Warrants	—	—	13,979	—	13,979
Vesting of phantom units	5,230	—	—	—	5,230
Distributions and distribution equivalent rights	(94,452)	—	—	—	(94,452)
Issuance of common units under the DRIP	424	—	—	—	424
Net loss for the period April 2, 2018 to September 30, 2018	(13,899)	(7,709)	—	—	(21,608)
Balance, September 30, 2018	$1,334,365	$78,416	$13,979	$—	$1,426,760

See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(20,736)	$(32,518)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	156,943	122,914
Bad debt expense (recovery)	633	(1,837)
Amortization of debt issue costs	3,555	—
Unit-based compensation expense	10,891	3,195
Deferred income tax expense (benefit)	(1,863)	3,954
Loss (gain) on disposition of assets	12,328	(155)
Impairment of compression equipment	2,292	—
Changes in assets and liabilities, net of effects of business combination:
Accounts receivable, net	(63,576)	(8,996)
Inventory, net	(764)	—
Prepaid expenses and other current assets	6,520	5,213
Other noncurrent assets	(58)	—
Accounts payable and related party payables	(4,751)	(15,053)
Other current liabilities	(4,879)	21,023
Accrued liabilities and deferred revenue	36,665	(455)
Net cash provided by operating activities	133,200	97,285
Cash flows from investing activities:
Capital expenditures, net	(200,932)	(112,624)
Proceeds from disposition of property and equipment	6,870	14,326
Proceeds from insurance recovery	253	—
Acquisition of USA Compression Predecessor	(1,232,546)	—
Assumed cash acquired in business combination of USA Compression Partners, LP	710,506	—
Net cash used in investing activities	(715,849)	(98,298)
Cash flows from financing activities:
Proceeds from revolving credit facility	482,414	—
Payments on revolving credit facility	(279,651)	—
Proceeds from issuance of Preferred Units and Warrants, net	479,100	—
Cash paid related to net settlement of unit-based awards	(4,447)	—
Cash distributions on common units	(94,801)	—
Cash distributions on Preferred Units	(12,054)	—
Financing costs	(17,615)	—
Contributions from (to) Parent, net	28,520	(7,154)
Net cash provided by (used in) financing activities	581,466	(7,154)
Decrease in cash and cash equivalents	(1,183)	(8,167)
Cash and cash equivalents, beginning of period	4,013	14,181
Cash and cash equivalents, end of period	$2,830	$6,014
Supplemental cash flow information:
Cash paid for interest, net of capitalized amounts	$47,972	$—
Cash paid for taxes	$183	$—
Supplemental non-cash transactions:
Non-cash distributions to certain common unitholders (DRIP)	$424	$—
Predecessor's Non-cash contribution (to) from Predecessor's Parent	$(1,790)	$3,196
Transfers to inventory from property and equipment	$(9,533)	$—
Transfer from long-term installment receivable to short-term	$(2,190)	$—
Transfer from long-term liabilities to short-term	$609	$—
Change in capital expenditures included in accounts payable and accrued liabilities	$(5,885)	$15,465
Issuance of common units for the CDM Acquisition	$324,910	$—
Issuance of Class B Units for the CDM Acquisition	$86,125	$—
Issuance of common units for the Equity Restructuring	$135,440	$—

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

USA Compression GP, LLC, a Delaware limited liability company, serves as our general partner and is referred to herein as the “General Partner.” Our General Partner was wholly owned by Energy Transfer Equity, L.P. (“ETE”), through its wholly owned subsidiary, Energy Transfer Partners, L.L.C. (“ETP LLC”).  In October 2018, ETE and Energy Transfer Partners, L.P. (“ETP”) completed the merger of ETP with a wholly owned subsidiary of ETE in a unit-for-unit exchange (the “ETE Merger”).  Following the closing of the ETE Merger, ETE changed its name to “Energy Transfer LP” and ETP changed its name to “Energy Transfer Operating, L.P.” Upon the closing of the ETE Merger, ETE contributed to ETP 100% of the limited liability company interests in our General Partner. References herein to “ETP” refer to Energy Transfer Partners, L.P. for periods prior to the ETE Merger and Energy Transfer Operating, L.P. following the ETE Merger, and references to “ETE” refer to Energy Transfer Equity, L.P. for periods prior to the ETE Merger and Energy Transfer LP following the ETE Merger.

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

CDM Acquisition

On the Transactions Date, we consummated the transactions contemplated by the Contribution Agreement dated January 15, 2018, pursuant to which, among other things, we acquired all of the issued and outstanding membership interests of the USA Compression Predecessor from ETP (the “CDM Acquisition”) in exchange for aggregate consideration of approximately $1.7 billion, consisting of (i) 19,191,351 common units representing limited partner interests in us (the “common units”), (ii) 6,397,965 Class B units representing limited partner interests in us (“Class B Units”) and (iii) $1.232 billion in cash (including estimated customary closing adjustments).

General Partner Purchase Agreement

On the Transactions Date, and in connection with the closing of the CDM Acquisition, we consummated the transactions contemplated by the Purchase Agreement dated January 15, 2018, by and among ETE, ETP LLC, USA Compression Holdings, LLC (“USA Compression Holdings”) and, solely for certain purposes therein, R/C IV USACP Holdings, L.P. and ETP, pursuant to which, among other things, ETE acquired from USA Compression Holdings (i) all of the outstanding limited liability company interests in the General Partner and (ii) 12,466,912 common units for cash consideration paid by ETE to USA Compression Holdings equal to $250.0 million (the “GP Purchase”). Upon the closing of the ETE Merger, ETE contributed all of the interests in the General Partner and the 12,466,912 common units to ETP.

Equity Restructuring Agreement

On the Transactions Date, and in connection with the closing of the CDM Acquisition, we consummated the transactions contemplated by the Equity Restructuring Agreement dated January 15, 2018, pursuant to which, among other things, the Partnership, the General Partner and ETE agreed to cancel the Partnership’s Incentive Distribution Rights (“IDRs”) and convert the General Partner Interest (as defined in the Equity Restructuring Agreement) into a non-economic general partner interest, in exchange for the Partnership’s issuance of 8,000,000 common units to the General Partner (the “Equity Restructuring”).

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

In the opinion of our management, such financial information reflects all normal recurring adjustments necessary for a fair presentation of these interim unaudited condensed consolidated financial statements in accordance with GAAP.  Operating results for the three months and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.  Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2017 filed on February 13, 2018 (our “2017 Annual Report”) and the audited consolidated financial statements of the USA Compression Predecessor filed as Exhibit 99.1 to our Current Report on Form 8-K filed on November 2, 2018.

USA Compression Predecessor

ETP allocated various corporate overhead expenses to the USA Compression Predecessor based on a percentage of assets, net income (loss), or adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”). These allocations are not necessarily indicative of the cost that the USA Compression Predecessor would have incurred had it operated as an independent standalone entity. The USA Compression Predecessor also historically relied upon ETP for funding operating and capital expenditures as necessary. As a result, the historical financial statements of the USA Compression Predecessor may not fully reflect or be necessarily indicative of what the USA Compression Predecessor’s balance sheet, results of operations and cash flows would have been or will be in the future.

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

We assess identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Neither we nor the USA Compression Predecessor recorded any impairment of identifiable intangible assets during the three and nine months ended September 30, 2018 and 2017, respectively.

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

Capitalized interest is calculated by multiplying the Partnership’s monthly effective interest rate on outstanding debt by the amount of qualifying costs, which include upfront payments to acquire certain compression units. Capitalized interest was $0.2 million and $0.3 million for the three and nine months ended September 30, 2018, respectively.  The USA Compression Predecessor had no capitalized interest for the three and nine months ended September 30, 2017, as it did not hold any debt during either period.

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

During the three and nine months ended September 30, 2018, we evaluated the future deployment of our idle fleet under then-current market conditions and determined to retire, sell or re-utilize key components of 18 compressor units, or approximately 5,800 horsepower, that were previously used to provide services in our business.  As a result, we recorded $2.3 million in impairment of compression equipment for the three and nine months ended September 30, 2018. The primary causes for this impairment were: (i) units were not considered marketable in the foreseeable future, (ii) units were subject to excessive maintenance costs or (iii) units were unlikely to be accepted by customers due to certain performance characteristics of the unit, such as the inability to meet then-current quoting criteria without excessive retrofitting costs. These compression units were written down to their respective estimated salvage values, if any.

The USA Compression Predecessor did not record any impairment of long-lived assets during the three and nine months ended September 30, 2017.

Goodwill

Goodwill represents consideration paid in excess of the fair value of the identifiable net assets acquired in a business combination. Goodwill is not amortized, but is reviewed for impairment annually based on the carrying values as of October 1, or more frequently if impairment indicators arise that suggest the carrying value of goodwill may not be recovered.

Neither we nor the USA Compression Predecessor recorded any impairment of goodwill during the three and nine months ended September 30, 2018 and 2017, respectively.

Pass Through Taxes

Sales taxes incurred on behalf of, and passed through to, customers are accounted for on a net basis.

Fair Value Measurements

Accounting standards on fair value measurements establish a framework for measuring fair value and stipulate disclosures about fair value measurements. The standards apply to recurring and non-recurring financial and non-financial assets and liabilities that require or permit fair value measurements. Among the required disclosures is the fair value hierarchy of inputs we use to value an asset or a liability. The three levels of the fair value hierarchy are described as follows:

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access at the measurement date.

Level 2 inputs are those other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 inputs are unobservable inputs for the asset or liability.

As of September 30, 2018, our financial instruments consisted primarily of cash and cash equivalents, trade accounts receivable, trade accounts payable and long-term debt. The book values of cash and cash equivalents, trade accounts receivable and trade accounts payable are representative of fair value due to their short-term maturities. The carrying amount of our revolving credit facility approximates fair value due to the floating interest rates associated with the debt.

The fair value of our 6.875% Senior Notes due 2026 (the “Senior Notes”) was estimated using quoted prices in inactive markets and is considered a Level 2 measurement. The following table summarizes the carrying amount and fair value of these assets and liabilities (in thousands):

	September 30, 2018	December 31, 2017
Assets (Liabilities)	Level 2	Level 2
Carrying amount of Senior Notes (1)	$708,939	$—
Fair value of Senior Notes	748,563	—

(1)

Carrying amount is shown net of unamortized deferred financing costs.  As of September 30, 2018, the outstanding aggregate principal amount of our Senior Notes was $725.0 million. See Note 10 for further details.

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

The Partnership incurred $21.7 million in transaction-related expenses prior to the Transactions Date, which were recognized by the Partnership when incurred in the periods prior to the Transactions Date, and therefore are not included within the results of operations presented within the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2018.

For the period from April 2, 2018 to September 30, 2018, we recognized $177.0 million in revenues and $10.8 million in net income attributable to the Partnership’s historical assets.

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

Transition Services Agreement

In connection with the closing of the Transactions, we entered into an agreement with the USA Compression Predecessor and ETP pursuant to which ETP and its affiliates provided certain services to us with respect to the business and operations of the USA Compression Predecessor’s existing assets, including information technology, accounting and emissions testing services, for a period of three months following the closing of the Transactions. Expenses associated with the transition services agreement were $0.7 million for the nine months ended September 30, 2018.

Unaudited Pro Forma Financial Information

The following unaudited pro forma condensed financial information for the three and nine months ended September 30, 2018 and 2017 gives effect to the Transactions as if they had occurred on January 1, 2017. The unaudited pro forma condensed financial information has been included for comparative purposes only and is not necessarily indicative of the results that might have occurred had the Transactions taken place on the dates indicated and is not intended to be a projection of future events.  The pro forma adjustments for the periods presented consist of (i) adjustments to combine the USA Compression Predecessor’s and the Partnership’s historical results of operations for the periods, (ii) adjustments to interest expense to include interest expense for additional revolving credit facility borrowings and include the interest expense associated with our Senior Notes (see Note 10), (iii) adjustments to depreciation and amortization expense attributable to adjustments recorded as a result of the purchase price allocation to the Partnership’s assets and liabilities and (iv) adjustments to net loss attributable to common units and Class B Units attributable to distributions on the Partnership’s Series A Preferred Units (the “Preferred Units”).

The following table presents the unaudited pro forma revenues, net loss and basic and diluted net loss per unit information for each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total revenues	$168,947	$139,223	$490,114	$417,670
Net loss	$(563)	$(86,249)	$(53,839)	$(258,746)
Net loss attributable to common and Class B unitholders' interests	$(12,751)	$(98,436)	$(90,269)	$(295,309)
Basic and diluted net loss per common unit and Class B Unit	$(0.72)	$(1.03)	$(0.95)	$(3.10)

The pro forma net loss for the three and nine months ended September 30, 2018 includes expenses that were a direct result of the Transactions, including $1.0 million in employee severance charges attributable to employees not retained by the Partnership subsequent to the Transactions and $21.7 million in transaction expenses, including advisory, audit and legal fees. These expenses were recognized by the Partnership as they were incurred during the period from January 1, 2018 to April 1, 2018, but because the USA Compression Predecessor’s historical condensed consolidated financial statements are now reflected for that period, the condensed consolidated financial statements presented in accordance with GAAP for the nine months ended September 30, 2018 do not reflect such expenses incurred as a direct result of the Transactions.

(4)  Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts, which was $1.7 million and $0.8 million at September 30, 2018 and December 31, 2017, respectively, is our best estimate of the amount of probable credit losses included in our existing accounts receivable. We determine the allowance based upon historical write-off experience and specific customer circumstances. The determination of the allowance for doubtful accounts requires us to make estimates and judgments regarding our customers’ ability to pay amounts due. We continuously evaluate the financial strength of our customers based on payment history, the overall business climate in which our customers operate and specific identification of customer bad debt and make adjustments to the allowance as necessary. Our evaluation of our customers’ financial strength is based on the aging of their respective receivables balance, customer correspondence, financial information and third-party credit ratings. Our evaluation of the business climate in which our customers operate is based on a review of various publicly available materials regarding our customers’ industries, including the solvency of various companies in the industry.  During the three and nine months ended September 30, 2018, we increased our allowance for doubtful accounts by $0.5 million and $0.9 million, respectively, due primarily to estimated uncollectible amounts from customers of the USA Compression Predecessor.

The USA Compression Predecessor determined its allowance for doubtful accounts based upon historical write-off experience and specific identification of unrecoverable amounts. The USA Compression Predecessor reduced its allowance for doubtful accounts by $0.2 million and $3.7 million during the three and nine months ended September 30, 2017, respectively, due to write-offs of receivables and collections on accounts previously reserved.

(5)  Inventory

Components of inventory are as follows (in thousands):

	September 30, 2018	December 31, 2017
Serialized parts	$40,997	$—
Non-serialized parts	42,327	34,335
Total Inventory, gross	83,324	34,335
Less: obsolete and slow moving reserve	(281)	(1,114)
Total Inventory, net	$83,043	$33,221

(6)  Property and Equipment, Identifiable Intangible Assets and Goodwill

Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Compression and treating equipment	$3,224,882	$1,799,151
Furniture and fixtures	1,114	780
Automobiles and vehicles	48,319	41,796
Computer equipment	51,896	25,049
Buildings	9,335	13,891
Land	77	77
Leasehold improvements	5,264	2,051
Total Property and equipment, gross	3,340,887	1,882,795
Less: accumulated depreciation and amortization	(799,544)	(689,874)
Total Property and equipment, net	$2,541,343	$1,192,921

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Compression equipment, acquired new	25 years
Compression equipment, acquired used	5 - 25 years
Furniture and fixtures	3 - 10 years
Vehicles and computer equipment	1 - 10 years
Buildings	5 years
Leasehold improvements	5 years

Depreciation expense on property and equipment was $51.5 million and $136.0 million for the three and nine months ended September 30, 2018, respectively. The USA Compression Predecessor recognized $37.4 million and $107.5 million of depreciation expense on property and equipment for the three and nine months ended September 30, 2017, respectively.

The Partnership implemented a change in the estimated useful lives of the USA Compression Predecessor’s property and equipment to conform with the Partnership’s historical asset lives, which is accounted for as a change in accounting estimate beginning on the Transactions Date on a prospective basis. This change resulted in an $11.3 million and $22.5 million increase to both operating income and net income for the three and nine months ended September 30, 2018, respectively, and a $0.12 and $0.30 increase to both basic and diluted earnings per common unit and Class B Unit for the three and nine months ended September 30, 2018, respectively.

As of September 30, 2018 and December 31, 2017, there was $34.2 million and $14.6 million, respectively, of property and equipment purchases in accounts payable and accrued liabilities.

During the three and nine months ended September 30, 2018, there were net losses on the disposition of assets of $1.3 million and $12.3 million, respectively. The net loss for the nine months ended September 30, 2018 was primarily attributable to disposals of various property and equipment by the USA Compression Predecessor. During the three and nine months ended September 30, 2017, the USA Compression Predecessor recognized a $0.5 million net loss and $0.2 million net gain on disposition of assets, respectively.

Identifiable Intangible Assets

Identifiable intangible assets, net consisted of the following (in thousands):

	Customer
	Relationships	Trade Names	Total
Net Balance at December 31, 2017	$157,551	$40,664	$198,215
Additions (1)	221,500	—	221,500
Amortization expense	(18,471)	(2,456)	(20,927)
Net Balance at September 30, 2018	$360,580	$38,207	$398,788

(1)	Identifiable intangible assets were determined as part of the purchase price allocation to the Partnership’s assets acquired by the USA Compression Predecessor.

Accumulated amortization of intangible assets was $151.8 million and $130.9 million as of September 30, 2018 and December 31, 2017, respectively. The expected amortization of the intangible assets for each of the five succeeding years is $31.6 million.

Goodwill

As of September 30, 2018, the Partnership recognized $619.4 million of goodwill, of which $366.0 million was determined as part of the purchase price allocation to the Partnership’s assets acquired by the USA Compression Predecessor.

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

The BPO Capital Lease Transaction was accounted for as a  sales type lease resulting in a current installment receivable included in other accounts receivable of $3.5 million and a long-term installment receivable of $7.5 million as of September 30, 2018. The USA Compression Predecessor had no capital lease installment receivables as of December 31, 2017.

Revenue and interest income related to the capital lease is recognized over the lease term.  We recognize maintenance revenue within Contract operations revenue and interest income within Interest expense, net. Maintenance revenue was $0.3  million and $0.6 million for the three and nine  months ended September 30, 2018, respectively. Interest income was $0.2  million and $0.5 million for the three and nine months ended September 30, 2018, respectively.  The USA Compression Predecessor had no capital lease revenue or maintenance revenue related to capital leases for the three and nine months ended September 30, 2017, respectively.

(8)  Accrued Liabilities

As of September 30, 2018, accrued liabilities included $44.9 million of accrued sales tax contingency (Note 16),  $13.2 million of accrued property taxes and $11.3 million of accrued payroll and benefits.

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

Components of our income tax expense (benefit) related to the Texas Margin Tax are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Current tax expense	$120	$(42)	$239	$—
Deferred tax expense (benefit)	$(1,038)	$1,946	$(1,863)	$3,954
Total income tax expense (benefit)	$(918)	$1,904	$(1,624)	$3,954

Deferred income tax balances are the direct effect of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the taxes are actually paid or recovered. The tax effects of temporary differences that give rise to deferred tax liabilities are as follows (in thousands):

	September 30, 2018	December 31, 2017
Deferred tax liability - Property and equipment	$3,340	$3,791

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 740 Income Taxes (“ASC Topic 740”) provides guidance on measurement and recognition in accounting for income tax uncertainties and provides related guidance on derecognition, classification, disclosure, interest and penalties. As of September 30, 2018 and December 31, 2017, neither we nor the USA Compression Predecessor had any material unrecognized tax benefits (as defined in ASC Topic 740). We do not expect to incur interest charges or penalties related to our tax positions, but if such charges or penalties are incurred, our policy is to account for interest charges as Interest expense, net and penalties as Income tax expense.

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

(10)  Long-Term Debt

Our long-term debt, of which there is no current portion, consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Revolving credit facility	$1,021,824	$—
Senior Notes, aggregate principal	725,000	—
Less: deferred financing costs, net of amortization	(16,061)	—
Senior Notes, net	708,939	—
Total long-term debt, net	$1,730,763	$—

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

In connection with entering into the Sixth A&R Credit Agreement, we paid certain upfront fees and arrangement fees to the arrangers, syndication agents and senior managing agents of the Sixth A&R Credit Agreement in the amount of $14.3 million during the nine months ended September 30, 2018. These fees were capitalized to loan costs and will be amortized through April 2023. Amounts borrowed and repaid under the Sixth A&R Credit Agreement may be re-borrowed.

As of September 30, 2018, we were in compliance with all of our covenants under the Sixth A&R Credit Agreement.

As of September 30, 2018, we had outstanding borrowings under the Sixth A&R Credit Agreement of $1.0  billion, $578.2 million of borrowing base availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $309.7 million. Our interest rate in effect for all borrowings under the Sixth A&R Credit Agreement as of September 30, 2018 was 4.68% with a weighted average interest rate of 4.65% for the three months ended September 30, 2018 and 4.60% for the period from the Transactions Date to September 30, 2018. There were no letters of credit issued as of September 30, 2018.

The Sixth A&R Credit Agreement matures in April 2023 and we expect to maintain it for the term. The facility is a “revolving credit facility” that includes a lock box arrangement, whereby remittances from customers are forwarded to a bank account controlled by the administrative agent and are applied to reduce borrowings under the facility.

Senior Notes

On March 23, 2018, the Partnership and its wholly owned finance subsidiary, Finance Corp, co-issued $725.0 million aggregate principal amount of the Senior Notes that mature on April 1, 2026. The Senior Notes accrue interest from March 23, 2018 at the rate of 6.875% per year. Interest on the Senior Notes is payable semi-annually in arrears on each of April 1 and October 1, commencing on October 1, 2018.

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

The Senior Notes are fully and unconditionally guaranteed (the “Guarantees”), jointly and severally, on a senior unsecured basis by all of our existing subsidiaries (other than Finance Corp), and will be fully and unconditionally guaranteed, jointly and severally, by each of our future restricted subsidiaries that either borrows under, or guarantees, our revolving credit facility or guarantees certain of our other indebtedness (collectively, the “Guarantors”). The Senior Notes and the Guarantees are general unsecured obligations and rank equally in right of payment with all of the Guarantors’ and our existing and future senior indebtedness and senior to the Guarantors’ and our future subordinated indebtedness, if any. The Senior Notes and the Guarantees are effectively subordinated in right of payment to all of the Guarantors and our existing and future secured debt, including debt under our revolving credit facility and guarantees thereof, to the extent of the value of the assets securing such debt, and are structurally subordinated to all indebtedness of any of our subsidiaries that do not guarantee the Senior Notes.

We have no assets or operations independent of our subsidiaries, and there are no significant restrictions upon our ability to obtain funds from our subsidiaries by dividend or loan. Each of the Guarantors is 100% owned by us. None of the assets of our subsidiaries represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act of 1933, as amended.

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

(11)  Partners’ Capital

Class B Units

As of September 30, 2018, we had 6,397,965 Class B Units outstanding which represent limited partner interests in the Partnership, all of which were held by ETP. Each Class B Unit will automatically be converted into one common unit following the record date attributable to the quarter ending June 30, 2019. Each Class B Unit has all of the rights and obligations of a common unit except the right to participate in distributions made prior to conversion into common units.

Common Units

As of September 30, 2018, we had 89,966,676 common units outstanding. As of September 30, 2018, ETE held 20,466,912 common units, including 8,000,000 common units held by the General Partner and controlled by ETE, and ETP held 19,191,351 common units.  Subsequent to the ETE Merger, ETP holds 39,658,263 common units, including 8,000,000 common units held by the General Partner and controlled by ETP.

USA Compression Holdings, which controlled our General Partner and its IDRs until April 2, 2018, sold all of its remaining common units during the three months ended September 30, 2018.

Cash Distributions

We have declared quarterly distributions per unit to limited partner unitholders of record, including holders of common and phantom units, and distributions paid to the General Partner, including distributions on the General Partner Interest and IDRs, as follows (in millions, except distributions per unit):

	Distribution per	Amount Paid to	Amount Paid to	Amount Paid to
	Limited Partner	Common	General	Phantom	Total
Payment Date	Unit	Unitholders	Partner	Unitholders	Distribution
August 11, 2017	$0.525	$32.3	$0.8	$0.6	$33.7
November 10, 2017	$0.525	$32.6	$0.8	$0.5	$33.9
February 14, 2018	$0.525	$32.7	$0.8	$0.8	$34.3
May 11, 2018	$0.525	$47.2	$—	$0.4	$47.6
August 10, 2018	$0.525	$47.2	$—	$0.4	$47.6

With the closing of the Transactions on April 2, 2018 and effective beginning with the May 11, 2018 distribution, the General Partner no longer receives distributions on the General Partner Interest or IDRs.

Announced Quarterly Distribution

On October  18, 2018, we announced a cash distribution of $0.525 per unit on our common units. The distribution will be paid on November 9, 2018 to common unitholders of record as of the close of business on October 29, 2018.

Distribution Reinvestment Plan

During the nine months ended September 30, 2018, distributions of $0.4 million were reinvested under the Distribution Reinvestment Plan (“DRIP”) resulting in the issuance of 24,261 common units.

Earnings Per Unit

The computation of earnings per unit is based on the weighted average number of participating securities outstanding during the applicable period. Basic earnings per unit is determined by dividing net income (loss) allocated to participating securities after deducting the amount distributed on Preferred Units, by the weighted average number of participating securities outstanding during the period. Net income (loss) is allocated to participating securities based on their respective shares of the distributed and undistributed earnings for the period. To the extent cash distributions exceed net income (loss) for the period, the excess distributions are allocated to all participating securities outstanding based on their respective ownership percentages. Diluted earnings per unit are computed using the treasury stock method, which considers the potential issuance of limited partner units associated with our long-term incentive plan and warrants.  The classes of participating securities include common units, Class B Units, and certain equity-based compensation awards. Unvested phantom units and unexercised warrants are not included in basic earnings per unit, as they are not considered to be participating securities, but are included in the calculation of diluted earnings per unit to the extent that they are dilutive.  For the three and nine months ended September 30, 2018, approximately 156,000 and 52,000 incremental unvested phantom units, respectively, and 0 and 31,000 incremental warrants were excluded from the calculation of diluted earnings per unit because the impact was anti-dilutive. Earnings per unit is not applicable to the USA Compression Predecessor as the USA Compression Predecessor had no outstanding common units prior to the Transactions.

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

The Preferred Units rank senior to the common units with respect to distributions and rights upon liquidation. The Preferred Unitholders are entitled to receive cumulative quarterly distributions equal to $24.375 per Preferred Unit and which may be paid in cash or, subject to certain limits, a combination of cash and additional Preferred Units as determined by the General Partner with respect to any quarter ending on or prior to June 30, 2019.  For the three months ended June 30, 2018, the distribution was pro-rated for the period the Preferred Units were outstanding, which resulted in an initial distribution of $24.107 per Preferred Unit which was paid on August 10, 2018. The distribution attributable to the quarter ended September 30, 2018 will be paid on November 9, 2018 to Preferred Unitholders of record as of the close of business on October 29, 2018.

The Preferred Units are convertible, at the option of the Preferred Unitholders, into common units as follows: one third on or after April 2, 2021, two thirds on or after April 2, 2022, and the remainder on or after April 2, 2023. On or after April 2, 2023, we have the option to redeem all or any portion of the Preferred Units then outstanding. On or after April 2, 2028, the Preferred Unitholders have the right to require us to redeem all or a portion of the Preferred Units then outstanding, the purchase price for which we may elect to pay up to 50% in common units, subject to certain additional limits.

We determined that pursuant to ASC Topic 480 and ASC Topic 815, the Preferred Units meet the requirement to be classified between liabilities and equity as “mezzanine equity” and the Warrants meet the requirement to be classified as equity. The Warrants were valued using the Black-Scholes-Merton model. The Preferred Units have been recorded at their issuance date fair value, net of issuance cost.  Net income allocations increase the carrying value and declared distributions decrease the carrying value of the Preferred Units. As the Preferred Units are not currently redeemable and it is not probable that they will become redeemable, adjustment to the initial carrying amount is not necessary and would only be required if it becomes probable that the Preferred Units would become redeemable.

The changes in the Preferred Units balance from December 31, 2017 through September 30, 2018 are summarized below (in thousands):

Preferred Units
Balance at December 31, 2017	$—
Issuance of Preferred Units on April 2, 2018, net	465,121
Net income allocated for April 2, 2018 through September 30, 2018	24,242
Distributions received by Preferred Unitholders	(12,054)
Balance at September 30, 2018	$477,309

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

The following table disaggregates our revenue by type of service (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017 (1)	2018	2017 (1)
Contract operations revenue	$162,895	$66,914	$396,134	$195,320
Retail parts and services revenue	4,763	—	10,884	—
Station installations revenue	1,289	4,175	5,357	8,412
Total revenues	$168,947	$71,089	$412,375	$203,732

(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method of ASC Topic 606.

The following table disaggregates our revenue by timing of provision of services or transfer of goods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017 (1)	2018	2017 (1)
Services provided or goods transferred at a point in time	$4,763	$—	$10,884	$—
Services provided over time:
Recurring term contracts:
Primary term	84,620	32,672	199,027	101,060
Month-to-month	78,275	34,242	197,107	94,260
Non-recurring term contracts:
Station installations	1,289	4,175	5,357	8,412
Total revenues	$168,947	$71,089	$412,375	$203,732

(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method of ASC Topic 606.

Contract operations revenue

Revenue from contracted compression, station, gas treating and maintenance services is recognized ratably under our fixed-fee contracts over the term of the contract as services are provided to our customers. Initial contract terms typically range from six months to five years, however we usually continue to provide compression services at a specific location beyond the initial contract term, either through contract renewal or on a month-to-month or longer basis. We primarily enter into fixed-fee contracts whereby our customers are required to pay our monthly fee even during periods of limited or disrupted throughput. Services are generally billed monthly, one month in advance of the commencement of the service month, except for certain customers who are billed at the beginning of the service month, and payment is generally due 30 days after receipt of our invoice. Amounts invoiced in advance are recorded as deferred revenue until earned, at which time they are recognized as revenue.  The amount of consideration we receive and revenue we recognize is based upon the fixed fee rate stated in each service contract.

Variable consideration exists in select contracts when billing rates vary based on actual equipment availability or volume of total installed horsepower.

Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenues to each performance obligation based on its relative standalone service fee. We generally determine standalone service fees based on the service fees charged to customers or use expected cost plus margin.

The majority of our service performance obligations are satisfied over time as services are rendered at selected customer locations on a monthly basis and based upon specific performance criteria identified in the applicable contract. The monthly service for each location is substantially the same service month to month and is promised consecutively over the service contract term. We measure progress and performance of the service consistently using a straight-line, time-based method as each month passes, because our performance obligations are satisfied evenly over the contract term as the customer simultaneously receives and consumes the benefits provided by our service. If variable consideration exists, it is allocated to the distinct monthly service within the series to which such variable consideration relates.  We have elected to apply the invoicing practical expedient to recognize revenue for such variable consideration, as the invoice corresponds directly to the value transferred to the customer based on our performance completed to date.

There are typically no material obligations for returns or refunds. Our standard contracts do not usually include material non-cash consideration.

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

Contract assets and trade accounts receivable

We record contract assets when we have completed performance under a contract but our right to consideration is not yet unconditional. We had no contract assets as of September 30, 2018 and the USA Compression Predecessor had no contract assets as of December 31, 2017. Trade accounts receivable are recorded when our right to consideration becomes unconditional and increased by $36.2 million during the nine months ended September 30, 2018 as a result of the USA Compression Predecessor’s acquisition of the Partnership for financial reporting purposes. There were no significant changes to our trade accounts receivable balances due to contract modifications or adjustments, or changes in time frame for a right to consideration to become unconditional during the period.

Deferred revenue

We record deferred revenue when cash payments are received or due in advance of our performance. The increase in the deferred revenue balance for the nine months ended September 30, 2018 is primarily driven by cash payments received or due in advance of satisfying our performance obligations under a contract and the addition of $31.0 million of deferred revenue from the USA Compression Predecessor’s acquisition of the Partnership, offset by  $1.0 million of revenues recognized that were included in the deferred revenue balance of the USA Compression Predecessor as of December 31, 2017. There was no significant change to our deferred revenue balance as a result of changes in time frame for a performance obligation to be satisfied during the period.

Practical expedients and exemptions

We have elected to apply the practical expedient in ASC 606-10-50-14 and as such do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Costs to fulfill a contract

We sometimes incur non-reimbursable costs for loading, transporting and unloading equipment to and from our storage locations and customer locations. We defer and amortize these costs using the straight-line method over the life of the contract. We recognized $0.1 million of costs to fulfill a contract within Prepaid expenses on the Unaudited Condensed Consolidated Balance Sheets as of September 30, 2018 and $0.1 million in amortization expense of costs to fulfill a contract within Cost of operations, exclusive of depreciation and amortization on the Unaudited Condensed Consolidated Statements of Operations for both the three and nine months ended September 30, 2018.  The USA Compression Predecessor had no costs to fulfill a contract as of December 31, 2017 and amortization expense was zero for the three and nine months ended September 30, 2017.

o

(14)  Transactions with Related Parties

We provide compression services to entities affiliated with ETP, which as of September 30, 2018, owned 26.6% of our limited partner interests, including all of the Class B Units. During the three and nine months ended September 30, 2018, we recognized $4.3 million and $12.8 million, respectively, in revenue from such affiliated entities and we had $1.8 million in receivables as of September 30, 2018 from such affiliated entities. Additionally, the Partnership had a $44.9 million related party receivable from ETP as of September 30, 2018 related to indemnification for sales tax contingencies incurred by the USA Compression Predecessor. See Note 16 for more information related to such sales tax contingencies.

The USA Compression Predecessor also provided compression services to entities affiliated with ETP. During the three and nine months ended September 30, 2017, the USA Compression Predecessor recognized $4.4 million and $12.9 million, respectively, in revenue from such affiliated entities.  As of December 31, 2017, the USA Compression Predecessor recognized $45,000 in related party receivables from such affiliated entities and $2.0 million in related party payables to such affiliated entities.

Accounts receivable and payable that related to revenues and expenses between the USA Compression Predecessor and ETP were reclassified to Predecessor parent company net investment as there was no expectation that those amounts would be settled in cash.

ETP provided certain benefits to the USA Compression Predecessor employees which did not continue following the Transactions Date. ETP provided medical, dental and other healthcare benefits to the USA Compression Predecessor employees. The total amount incurred by ETP for the benefit of the USA Compression Predecessor employees for the three and nine months ended September 30, 2018 and the three and nine months ended September 30, 2017 was $0,  $1.9 million, $3.8 million and $5.5 million, respectively, which was allocated to the USA Compression Predecessor and recorded in operation and maintenance and general and administrative expenses, as appropriate. ETP also provided a matching contribution to the USA Compression Predecessor employees’ 401(k) accounts. The total amount of matching contributions incurred for the benefit of the USA Compression Predecessor employees for the three and nine months ended September 30, 2018 and the three and nine months ended September 30, 2017 was $0,  $0.9 million, $1.6 million and $2.3 million, respectively, which was allocated to the USA Compression Predecessor and recorded in operation and maintenance and general and administrative expenses, as appropriate. ETP also provided a 3% profit sharing contribution to the 401(k) accounts for all USA Compression Predecessor employees with base compensation below a specified threshold. The contribution was in addition to the 401(k) matching contribution and employees became vested in the profit sharing contribution based on years of service.

ETP allocated certain overhead costs associated with general and administrative services, including salaries and benefits, facilities, insurance, information services, human resources and other support departments to the USA Compression Predecessor which did not continue following the Transactions Date. Where costs incurred on the USA Compression Predecessor’s behalf could not be determined by specific identification, the costs were primarily allocated to the USA Compression Predecessor based on an average percentage of fixed assets, net income (loss) and adjusted EBITDA. The USA Compression Predecessor believes these allocations were a reasonable reflection of the utilization of services provided. However, the allocations may not fully reflect the expenses that would have been incurred had the USA Compression Predecessor been a standalone company during the periods presented. During the three and nine months ended September 30, 2018, ETP allocated general and administrative expenses of $0 million and $1.8 million, respectively, to the USA Compression Predecessor. During the three and nine months ended September 30, 2017, ETP allocated general and administrative expenses of $1.2 million and $3.2 million, respectively, to the USA Compression Predecessor.

(15)  Unit-Based Compensation

Phantom Units Accelerated Vesting

On April 2, 2018 and in connection with the closing of the CDM Acquisition, and pursuant to the change in control provisions of our outstanding phantom unit awards, all of the performance-based phantom units granted during 2018, 2017 and 2016 and outstanding as of April 2, 2018, vested immediately upon the change in control event at 100% of the target level. In addition, all outstanding time-based phantom units held by our CEO vested immediately upon the change in control event. As such, 563,544 outstanding phantom units vested resulting in $6.8 million of compensation expense recognized during the nine months ended September 30, 2018. During the three and nine months ended September 30, 2018, the Partnership granted 23,600 and 314,095 phantom units to employees. Unit-based compensation expense was $1.9 million and $10.9 million for the three and nine months ended September 30, 2018, respectively.

All employees with phantom units have a portion of their award settled in cash and a portion settled in common units upon vesting. The amount that can be settled in cash is in excess of the employee’s minimum statutory tax-withholding rate. ASC Topic 718 Compensation-Stock Compensation, requires the entire amount of an award with such features to be accounted for as a liability. Under the liability method of accounting for unit-based compensation, we re-measure the fair value of the award at each financial statement date until the award vests or is cancelled.

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

Employees of the USA Compression Predecessor were granted awards under these long-term incentive plans, and therefore the USA Compression Predecessor recognized unit-based compensation expense of $1.0 million and $3.2 million recorded in general and administrative expense in the statements of operations of the USA Compression Predecessor for the three and nine months ended September 30, 2017, respectively. On April 2, 2018 and in connection with the closing of the CDM Acquisition, and pursuant to the change in control provisions of the USA Compression Predecessor’s outstanding phantom unit awards, all of the USA Compression Predecessor’s outstanding phantom unit awards were forfeited.

(16)  Commitments and Contingencies

(a)  Major Customers

Neither we nor the USA Compression Predecessor had revenue from any single customer representing 10% or more of total revenue for the three and nine months ended September 30, 2018 or 2017.

(b)  Litigation

From time to time, we and our subsidiaries may be involved in various claims and litigation arising in the ordinary course of business. In management’s opinion, the resolution of such matters is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

(c)  Equipment Purchase Commitments

Our future capital commitments are comprised of binding commitments under purchase orders for new compression units and serialized parts ordered but not received. Those commitments as of September 30, 2018 were $126.4 million, the majority of which are expected to be settled throughout 2018 and 2019.

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

The USA Compression Predecessor has several open audits with the Comptroller for certain periods prior to the Transactions Date wherein the Comptroller has challenged the applicability of the manufacturing exemption. Any liability for the periods prior to the Transactions Date will be covered by an indemnity between us and ETP. As of September 30, 2018,  we have recorded a $44.9 million accrued liability and $44.9 million related party receivable from ETP.

During the three months ended September 30, 2018, we entered into a compromise and settlement agreement with the Comptroller for the audit of the Partnership for the period from January 2009 to August 2012 for a $0.2 million refund to the Partnership.

For more information, please see Note 13 to the consolidated financial statements included in our 2017 Annual Report.

(17)  Recent Accounting Pronouncements

In February 2016, the FASB issued ASC Topic 842 Leases (“ASC Topic 842”). ASC Topic 842 is a new leasing standard that increases transparency and comparability among organizations by, among other things, requiring lessees to recognize most lease assets and lease liabilities on the balance sheet and requiring both lessees and lessors to disclose expanded qualitative and quantitative information about leasing arrangements. ASC Topic 842 becomes effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption of this standard is permitted. In March 2018, the FASB approved amendments to ASC Topic 842 which allow the additional transition method of using the effective date as the date of initial application, as compared to the beginning of the earliest period presented, and recognize a cumulative-effect adjustment to the beginning balance of retained earnings as of the effective date. We will adopt this new standard on January 1, 2019 and plan to use the current period adjustment method. We are finalizing our analysis to determine the financial impact of adopting this standard on our consolidated financial statements and related disclosures. We are implementing processes and information technology tools to assist in our ongoing lease data collection and analysis, and updating our accounting policies and internal controls that would be impacted by the new guidance, to ensure readiness for adoption in the first quarter of 2019.

In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (“ASC Topic 820”): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.  The amendments to ASC Topic 820 eliminate, add and modify certain disclosure requirements for fair value measurements as part of the FASB’s disclosure framework project. The amendments in this update are effective for interim and annual periods beginning on January 1, 2020, with early adoption permitted. We are currently evaluating the impact, if any, of the amendments to ASC Topic 820 on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (“ASC Subtopic 350-40”): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments to ASC Subtopic 350-40 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments to ASC Subtopic 350-40. The amendments in this update are effective for interim and annual periods beginning on January 1, 2020, with early adoption permitted. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are currently evaluating the impact, if any, of the amendments to ASC Subtopic 350-40 on our consolidated financial statements.

(18)  Subsequent Events

Amendment to the USA Compression Partners, LP 2013 Long-Term Incentive Plan

On November 1, 2018 and effective the same day, the Board of Directors of the General Partner (the “Board”) approved and adopted an amendment to the USA Compression Partners, LP 2013 Long-Term Incentive Plan (“LTIP”) which, among other things, increases the number of common units of the Partnership available to be awarded under the LTIP by 8,590,000 common units (which brings the total number of common units available to be awarded under the LTIP to 10,000,000 common units) and extends the term of the LTIP until November 1, 2028.

Retention Phantom Unit Agreements

Also on November 1, 2018, the Partnership entered into Retention Phantom Unit Agreements (“Agreements”) under the LTIP with certain executive officers of our General Partner. An aggregate of 170,000 phantom units (including the corresponding DERs) were granted under these Agreements.  The phantom units and corresponding DERs awarded are subject to restrictions on transferability, customary forfeiture provisions and certain retention provisions, that will vest incrementally, with 60% of the phantom units vesting on December 5, 2021 and 40% of the phantom units vesting on December 5, 2023.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Following the transactions described in further detail below, CDM Resource Management LLC and CDM Environmental & Technical Services LLC, which together represent the CDM Compression Business (the “USA Compression Predecessor”), has been determined to be the historical predecessor of USA Compression Partners, LP (the “Partnership”) for financial reporting purposes. The USA Compression Predecessor is considered the predecessor of the Partnership because Energy Transfer Equity, L.P. (“ETE”), through its wholly owned subsidiary Energy Transfer Partners, L.L.C., obtained control of the Partnership through its acquisition of USA Compression GP, LLC, the general partner of the Partnership (the “General Partner”).

The closing of the Transactions occurred on April 2, 2018 (the “Transactions Date”) and has been reflected in the consolidated financial statements of the Partnership.

In October 2018, ETE and Energy Transfer Partners, L.P. (“ETP”) completed the merger of ETP with a wholly owned subsidiary of ETE in a unit-for-unit exchange (the “ETE Merger”).  Following the closing of the ETE Merger, ETE changed its name to “Energy Transfer LP” and ETP changed its name to “Energy Transfer Operating, L.P.” Upon the closing of the ETE Merger, ETE contributed to ETP 100% of the limited liability company interests in our General Partner. References herein to “ETP” refer to Energy Transfer Partners, L.P. for periods prior to the ETE Merger and Energy Transfer Operating, L.P. following the ETE Merger, and references to “ETE” refer to Energy Transfer Equity, L.P. for periods prior to the ETE Merger and Energy Transfer LP following the ETE Merger.

You should read this discussion and analysis of financial condition and results of operations in conjunction with the historical financial statements and accompanying notes included elsewhere in this report. All references in this section to the USA Compression Predecessor, as well as the terms “our,” “we,” “us” and “its” refer to the USA Compression Predecessor when used in an historical context or in reference to the periods prior to the Transactions Date, unless the context otherwise requires or where otherwise indicated. All references in this section to the Partnership, as well as the terms “our,” “we,” “us” and “its” refer to USA Compression Partners, LP, together with its consolidated subsidiaries, including the USA Compression Predecessor, when used in the present or future tense and for periods subsequent to the Transactions Date, unless the context otherwise requires or where otherwise indicated.

This report contains “forward-looking statements.” All statements other than statements of historical fact contained in this report are forward-looking statements, including, without limitation, statements regarding our plans, strategies, prospects and expectations concerning our business, results of operations and financial condition. You can identify many of these statements by looking for words such as “believe,” “expect,” “intend,” “project,” “anticipate,” “estimate,” “continue” “if,” “project,” “outlook,” “will,” “could,” “should,” or similar words or the negatives thereof.

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

Additionally, selling, general and administrative expenses will not be comparable to the selling, general and administrative expenses previously allocated to the USA Compression Predecessor from ETP. The Partnership’s  selling, general and administrative expenses will also not be comparable to the historical USA Compression Predecessor’s  selling, general and administrative expenses because the Partnership’s  selling, general and administrative expenses will include the expenses associated with being a publicly traded master limited partnership whereas the USA Compression Predecessor was operated as a component of a larger company.

In connection with the Transactions, the Partnership issued 6.875% Senior Notes due 2026 (the “Senior Notes”) and entered into the Sixth Amended and Restated Credit Agreement (the “Sixth A&R Credit Agreement”). The USA Compression Predecessor held no long-term debt and had no outstanding publicly traded equity securities. As a result, the Partnership’s long-term debt and related charges will not be comparable to the USA Compression Predecessor’s historical long-term debt and related charges. We expect ongoing sources of liquidity to include cash generated from operating activities,  borrowings under our Sixth A&R Credit Agreement, and additional issuances of debt and equity securities.

During the three and nine months ended September 30, 2018, we recorded $1.3 million and $4.1 million, respectively, in transactions expenses, and during the nine months ended September 30, 2018 we recorded $1.4 million in severance expenses and $6.8 million in unit-based compensation expense, all of which are considered one-time non-recurring expenditures as a result of the CDM Acquisition.

Operating Highlights

The following table summarizes certain horsepower and horsepower utilization percentages for the periods presented and excludes certain gas treating assets for which horsepower is not a relevant metric.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Fleet horsepower (at period end) (1)	3,613,647	1,721,196	3,613,647	1,721,196
Total available horsepower (at period end) (2)	3,682,922	1,767,553	3,682,922	1,767,553
Revenue generating horsepower (at period end) (3)	3,217,923	1,317,749	3,217,923	1,317,749
Average revenue generating horsepower (4)	3,212,183	1,298,602	2,588,638	1,268,503
Average revenue per revenue generating horsepower per month (5)	$16.17	$15.83	$15.98	$15.80
Revenue generating compression units (at period end)	4,756	1,940	4,756	1,940
Average horsepower per revenue generating compression unit (6)	674	676	670	683
Horsepower utilization (7):
At period end	93.2%	83.9%	93.2%	83.9%
Average for the period (8)	92.8%	82.9%	90.6%	80.9%

(1)

Fleet horsepower is horsepower for compression units that have been delivered to us (and excludes units on order). As of September 30, 2018, we had approximately 158,000 horsepower on order, of which approximately 38,000 horsepower is expected for delivery during the remainder of 2018.

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

(7)

Horsepower utilization is calculated as (i) the sum of (a) revenue generating horsepower, (b) horsepower in our fleet that is under contract but is not yet generating revenue, and (c) horsepower not yet in our fleet that is under contract, not yet generating revenue and is subject to a purchase order, divided by (ii) total available horsepower less idle horsepower that is under repair.  Horsepower utilization based on revenue generating horsepower and fleet horsepower as of September 30, 2018 and September 30, 2017 was 89.0% and 76.6%, respectively.

(8)

Calculated as the average utilization for the months in the period based on utilization at the end of each month in the period. Average horsepower utilization based on revenue generating horsepower and fleet horsepower for the three months ended September 30, 2018 and September 30, 2017 was 89.7% and 76.1%, respectively. Average horsepower utilization based on revenue generating horsepower and fleet horsepower for the nine months ended September 30, 2018 and 2017 was 86.4% and 76.0%, respectively.

The 109.9% increase in fleet horsepower as of September 30, 2018 over the fleet horsepower as of September 30, 2017 was attributable to the horsepower acquired from the Partnership’s historical assets as well as compression units added to our fleet to meet incremental demand by new and current customers for our compression services. The 147.4% and 104.1% increase in average revenue generating horsepower during the three and nine months ended September 30, 2018 over the three and nine months ended September 30, 2017, respectively, was primarily due to the addition of the Partnership’s historical assets in addition to organic growth in our large horsepower fleet. Average revenue per revenue generating horsepower per month for the three and nine months ended September 30, 2018 increased 2.1% and 1.1%, respectively, compared to the three and nine months ended September 30, 2017, primarily due to contracts on new compression units as well as selective price increases on the existing fleet.

The 9.9% and 9.7% increase in average horsepower utilization for the three and nine months ended September 30, 2018 over the three and nine months ended September 30, 2017, respectively, is primarily attributable to the higher utilization of the Partnership’s historical fleet that was added to the USA Compression Predecessor’s fleet during the nine months ended September 30, 2018, and resulted in a decrease in total idle horsepower as a percentage of total available horsepower during the three and nine months ended September 30, 2018.

The 13.6% and 10.4% increase in average horsepower utilization based on revenue generating horsepower and fleet horsepower during the three and nine months ended September 30, 2018 over the three and nine months ended September 30, 2017, respectively, is primarily attributable to the higher utilization of the Partnership’s fleet that was added to the USA Compression Predecessor’s fleet during the nine months ended September 30, 2018, and resulted in an increase in total active horsepower as a percentage of total fleet horsepower during the three and nine months ended September 30, 2018.

Financial Results of Operations

Three months ended September 30, 2018 compared to the three months ended September 30, 2017

The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Percent
	2018	2017	Change
Revenues:
Contract operations	$158,664	$62,645	153.3%
Parts and service	6,012	4,061	48.0%
Related party	4,271	4,383	(2.6)%
Total revenues	168,947	71,089	137.7%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	64,309	31,667	103.1%
Gross operating margin	104,638	39,422	165.4%
Other operating and administrative costs and expenses:
Selling, general and administrative	17,753	6,766	162.4%
Depreciation and amortization	59,403	42,535	39.7%
Loss on disposition of assets	1,250	521	139.9%
Impairment of compression equipment	2,292	—	*
Total other operating and administrative costs and expenses	80,698	49,822	62.0%
Operating income (loss)	23,940	(10,400)	330.2%
Other income (expense):
Interest expense, net	(25,443)	—	*
Other	22	(51)	143.1%
Total other expense	(25,421)	(51)	*
Net loss before income tax expense (benefit)	(1,481)	(10,451)	85.8%
Income tax expense (benefit)	(918)	1,904	(148.2)%
Net loss	$(563)	$(12,355)	95.4%

*Not meaningful

Contract operations revenue.  During the three months ended September 30, 2018, we increased our operational capability and expanded our geographic footprint as a result of the addition of the Partnership’s historical assets and experienced a year-to-year increase in demand for our compression services driven by increased operating activity in the oil and gas industry, resulting in a $96.0 million increase in our contract operations revenue. The Partnership’s historical assets accounted for $83.6 million of contract operations revenue for the three months ended September 30, 2018.  Average revenue generating horsepower increased 147.4% during the three months ended September 30, 2018 over the three months ended September 30, 2017 and average revenue per revenue generating horsepower per month increased 2.1% from $15.83 for the three months ended September 30, 2017 to $16.17 for the three months ended September 30, 2018.

Parts and service revenue.  The $2.0 million increase in parts and service revenue was primarily attributable to a  $4.8 million increase in parts and service revenue earned on maintenance work performed on units at our customers’ locations that are outside the scope of our core maintenance activities, and offered as a courtesy to our customers, and freight and crane charges that are directly reimbursable by customers.  The increase is due to the addition of the Partnership’s historical assets and such increase is offset by a $2.9 million decrease in revenue associated with installation services. Demand for retail parts and services fluctuates from period to period based on the varying needs of our customers.

Related party revenue.  Related party revenue was materially consistent between periods. The related parties of the USA Compression Predecessor remain related parties of the Partnership because the USA Compression Predecessor’s ultimate parent company obtained control of the Partnership through its control of the General Partner.

Cost of operations, exclusive of depreciation and amortization. The $32.6 million increase in cost of operations was driven by (1) a $10.6 million increase in direct expenses, such as parts, fluids and freight expenses, (2) a $7.7 million increase in direct labor expenses, (3) a $4.4 million increase in retail parts and service expenses, which have a corresponding increase in parts and service revenue,  (4) a $3.8 million increase in outside maintenance expenses and  (5) a $3.6 million increase in property and other taxes. The increase in direct parts, fluids, labor and property taxes is primarily driven by the increase in average revenue generating horsepower during the current period as a result of the addition of the Partnership’s historical assets. The increase in outside maintenance expenses was due to greater use of third-party labor during the current period. We do not expect to incur significant amounts of outside maintenance expense in future periods.

Gross operating margin. The $65.2 million increase in gross operating margin was primarily due to an increase in revenues, partially offset by an increase in cost of operations, exclusive of depreciation and amortization, during the three months ended September 30, 2018 due to the addition of the Partnership’s historical assets.

Selling, general and administrative expense.  The $11.0 million increase in selling, general and administrative expense for the three months ended September 30, 2018 was primarily attributable to (1) a $6.8 million increase in payroll and benefits expenses, (2) a $2.0 million increase in professional fees expenses, (3)  $1.3 million of non-recurring transaction expenses, along with (4) a $0.9 million increase in unit-based compensation expense. Unit-based compensation expense increased primarily due to the difference in the number of outstanding unvested phantom units of the USA Compression Predecessor as of September 30, 2017 compared to the Partnership as of September 30, 2018. Payroll and benefits expenses and professional fees increased due to the addition of the Partnership’s historical assets to the USA Compression Predecessor’s operations. Transaction expenses included advisory, legal and accounting fees.

Depreciation and amortization expense.  The $16.9 million increase in depreciation and amortization expense was primarily a result of $22.1 million in depreciation and amortization expense attributable to the addition of the Partnership’s historical assets, which were adjusted to fair value in connection with the Transactions, offset by a  $11.3 million decrease in depreciation expense to conform the useful lives used by the USA Compression Predecessor to those used by the Partnership.  The remaining change in depreciation and amortization expense was primarily related to an increase in the USA Compression Predecessor’s gross property and equipment balances during the three months ended September 30, 2018 compared to gross balances during the three months ended September 30, 2017.

Interest expense, net. The $25.4 million increase in interest expense, net was primarily attributable to interest expense incurred on $725.0 million of Senior Notes and on outstanding borrowings on our revolving credit facility for which there were no comparable borrowings by the USA Compression Predecessor in the prior period. The interest rate on our revolving credit facility was 4.68% at September 30, 2018, and the weighted-average interest rate was 4.65% for the three months ended September 30, 2018. Average outstanding borrowings under our revolving credit facility was $972.3 million for the three months ended September 30, 2018.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Nine Months Ended September 30,		Percent
	2018	2017	Change
Revenues:
Contract operations	$383,732	$182,737	110.0%
Parts and service	15,836	8,070	96.2%
Related party	12,807	12,925	(0.9)%
Total revenues	412,375	203,732	102.4%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	159,177	90,556	75.8%
Gross operating margin	253,198	113,176	123.7%
Other operating and administrative costs and expenses:
Selling, general and administrative	52,891	18,885	180.1%
Depreciation and amortization	156,943	122,914	27.7%
Loss (gain) on disposition of assets	12,328	(155)	* %
Impairment of compression equipment	2,292	—	*
Total other operating and administrative costs and expenses	224,454	141,644	58.5%
Operating income (loss)	28,744	(28,468)	201.0%
Other income (expense):
Interest expense, net	(51,125)	—	*
Other	21	(96)	(121.9)%
Total other expense	(51,104)	(96)	*
Net loss before income tax expense (benefit)	(22,360)	(28,564)	(21.7)%
Income tax expense (benefit)	(1,624)	3,954	(141.1)%
Net loss	$(20,736)	$(32,518)	(36.2)%

*Not meaningful

Contract operations revenue.  During the nine months ended September 30, 2018, we increased our operational capability and expanded our geographic footprint as a result of the addition of the Partnership’s historical assets and we experienced a year-to-year increase in demand for our compression services driven by increased operating activity in the oil and gas industry, resulting in a $201.0 million increase in our contract operations revenue. The Partnership’s historical assets accounted for $164.5 million of contract operations revenue for the nine months ended September 30, 2018. Average revenue generating horsepower increased 104.1% during the nine months ended September 30, 2018 over the nine months ended September 30, 2017 and average revenue per revenue generating horsepower per month increased 1.1%, from $15.80 for the nine months ended September 30, 2017 to $15.98 for the nine months ended September 30, 2018.

Parts and service revenue.  The $7.8 million increase in parts and service revenue was primarily attributable to an  $11.1 million increase in parts and service revenue earned on maintenance work performed on units at our customers’ locations that are outside the scope of our core maintenance activities, and offered as a courtesy to our customers, and freight and crane charges that are directly reimbursable by customers.  The increase is due to the addition of the Partnership’s historical assets and such increase is offset by a $3.1 million decrease in revenue associated with installation services.  Demand for retail parts and services fluctuates from period to period based on the varying needs of our customers.

Related party revenue.  Related party revenue was materially consistent between periods.  The related parties of the USA Compression Predecessor remain related parties of the Partnership because the USA Compression Predecessor’s ultimate parent company obtained control of the Partnership through its control of the General Partner.

Cost of operations, exclusive of depreciation and amortization. The $68.6 million increase in cost of operations was driven by (1) a $21.1 million increase in direct expenses, such as parts, fluids and freight expenses, (2) a $16.0 million increase in direct labor expenses, (3) a $10.2 million increase in property and other taxes, (4) a $9.7 million increase in retail parts and service expenses, which have a corresponding increase in parts and service revenue, and  (5) a $5.1 million increase in outside maintenance expenses. The increase in direct parts, fluids, labor and property taxes is primarily driven by the increase in average revenue generating horsepower during the current period as a result of the addition of the Partnership’s historical assets.  The increase in outside maintenance expenses was due to greater use of third-party labor during the current period. We do not expect to incur significant amounts of outside maintenance expense in future periods.

Gross operating margin. The $140.0 million increase in gross operating margin was primarily due to an increase in revenues, partially offset by an increase in cost of operations, exclusive of depreciation and amortization, during the nine months ended September 30, 2018 due to the addition of the Partnership’s historical assets.

Selling, general and administrative expense.  The $34.0 million increase in selling, general and administrative expense for the nine months ended September 30, 2018 was primarily attributable to (1) a $13.6 million increase in payroll and benefits expenses, (2) a $7.7 million increase in unit-based compensation expense, (3) $4.1 million of non-recurring transaction expenses, (4) a $3.5 million increase in professional fees expenses, (5) a $2.5  million increase in bad debt expense and (6) $1.4 million of severance charges incurred during the current period, all related to the Transactions.  Unit-based compensation expense increased primarily due to the accelerated vesting of certain outstanding phantom units as a result of the change in control associated with the Transactions along with the difference in the number of outstanding unvested phantom units of the USA Compression Predecessor as of September 30, 2017 compared to the Partnership as of September 30, 2018. Payroll and benefits expenses and professional fees increased due to the addition of the Partnership’s historical assets to the USA Compression Predecessor’s operations. Transaction expenses included advisory, legal and accounting fees.  Bad debt expense was reduced by $1.8 million during the nine months ended September 30, 2017 primarily due to collections on accounts previously expensed.

Depreciation and amortization expense.  The $34.0 million increase in depreciation and amortization expense was primarily a result of $44.2 million in depreciation and amortization expense attributable to the addition of the Partnership’s historical assets, which were adjusted to fair value in connection with the Transactions, offset by  a  $22.5 million decrease in depreciation expense to conform the useful lives used by the USA Compression Predecessor to those used by the Partnership. The remaining change in depreciation and amortization expense was primarily related to an increase in the USA Compression Predecessor’s gross property and  equipment balances during the nine months ended September 30, 2018 compared to gross balances during the nine months ended September 30, 2017.

Loss (gain) on disposition of assets.  The $12.3 million loss on disposition of assets during the nine months ended September 30, 2018 was primarily attributable to disposals of various property and equipment by the USA Compression Predecessor prior to the Transactions Date.

Interest expense, net.  The $51.1 million increase in interest expense, net was primarily attributable to interest expense incurred on $725.0 million of Senior Notes and outstanding borrowings on our revolving credit facility for which there were no comparable borrowings by the USA Compression Predecessor in the prior period. The interest rate on our revolving credit facility was 4.68% at September 30, 2018, and the weighted-average interest rate was 4.60% for the period from the Transactions Date to September 30, 2018. Average outstanding borrowings under our revolving credit facility was $955.6 million for the period from the Transactions Date to September 30, 2018.

Other Financial Data

The following table summarizes other financial data for the periods presented (dollars in thousands):

	Three Months Ended September 30,			Percent	Nine Months Ended September 30,			Percent
Other Financial Data: (1)	2018		2017 (3)	Change	2018		2017 (3)	Change
Gross operating margin	$104,638		$39,422	165.4%	$253,198		$113,176	123.7%
Gross operating margin percentage (2)	61.9%		55.5%	11.5%	61.4%		55.6%	10.4%
Adjusted EBITDA	$90,132		$33,571	168.5%	$217,219		$97,390	123.0%
Adjusted EBITDA percentage (2)	53.3%		47.2%	12.9%	52.7%		47.8%	10.3%
DCF	$47,478		$29,158	62.8%	$121,336		$83,362	45.6%
DCF Coverage Ratio	1.01	x			1.28	x
Cash Coverage Ratio	1.01	x			1.29	x

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

Adjusted EBITDA. Adjusted EBITDA during the three months ended September 30, 2018 increased $56.6 million, or 168.5%, over the three months ended September 30, 2017, driven by the addition of the Partnership’s historical assets which was the primary cause of a $65.2 million increase in gross operating margin and offset by a $9.0 million increase in selling, general and administrative expenses, excluding transaction expenses, unit-based compensation expense and other non-recurring charges, during the three months ended September 30, 2018.

Adjusted EBITDA during the nine months ended September 30, 2018 increased $119.8 million, or 123.0%, over the nine months ended September 30, 2017, driven by the addition of the Partnership’s historical assets which was the primary cause of a  $140.0 million increase in gross operating margin, offset by a $20.8 million increase in selling, general and administrative expenses, excluding transaction expenses, unit-based compensation expense and other non-recurring charges, during the nine months ended September 30, 2018.

DCF. The $18.3 million, or 62.8%, increase in DCF during the three months ended September 30, 2018 over the three months ended September 30, 2017 was driven by the addition of the Partnership’s historical assets which was the primary cause of (1) a $65.2 million increase in gross operating margin offset by (2) a $23.9 million increase in cash interest expense, net, (3) $12.2 million of distributions on the newly issued Series A Preferred Units (the “Preferred Units”), (4) a  $9.0 million increase in selling, general and administrative expenses, excluding transaction expenses, unit-based compensation expense and other non-recurring charges and (5) a $2.0 million increase in maintenance capital expenditures during the comparable period. The USA Compression Predecessor had no outstanding debt on which cash interest expense was paid in the prior period. The increase in selling, general and administrative expenses and maintenance capital expenditures was primarily due to additional activity as a result of the combination of the Partnership’s legacy operations and the USA Compression Predecessor.

The $38.0 million, or 45.6%, increase in DCF during the nine months ended September 30, 2018 over the nine months ended September 30, 2017 was driven by the addition of the Partnership’s historical assets which was the primary cause of (1) a  $140.0 million increase in gross operating margin offset by (2) a $47.5 million increase in cash interest expense, net, (3) $24.2 million of distributions on Preferred Units,  (4) a $20.8 million increase in selling, general and administrative expenses, excluding transaction expenses, unit-based compensation expense and other non-recurring charges and  (5) a $9.6 million increase in maintenance capital expenditures during the comparable period. The USA Compression Predecessor had no outstanding debt on which cash interest expense was paid in the prior period.  The increase in selling, general and administrative expenses and maintenance capital expenditures was primarily due to additional activity as a result of the combination of the Partnership’s legacy operations and the USA Compression Predecessor.

Coverage Ratios. Historical coverage ratios are not applicable as the USA Compression Predecessor had no outstanding common units for each period.  Coverage ratios for the nine months ended September 30, 2018 reflect only two quarters  of distributions as the USA Compression Predecessor did not pay any distributions prior to the Transactions Date.

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

Cash Flows

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$133,200	$97,285
Net cash used in investing activities	$(715,849)	$(98,298)
Net cash provided by (used in) financing activities	$581,466	$(7,154)

Net cash provided by operating activities. The $35.9 million increase in net cash provided by operating activities for the nine months ended September 30, 2018 was due primarily to  a $68.5 million increase in net income, as adjusted for non-cash items, and changes in other working capital.

Net cash used in investing activities. Net cash used in investing activities for the nine months ended September 30, 2018 related primarily to $1.232 billion of cash paid, offset by $710.5 million of cash assumed,  each as part of the CDM Acquisition.  Additionally, during the nine months ended September 30, 2018 and 2017, net cash used in investing activities of $200.9 million and $112.6 million, respectively, related to purchases of new compression units, reconfiguration costs and related equipment and net cash provided by investing activities of $6.8 million and $14.3 million, respectively, related to proceeds from disposition of property and equipment.

Net cash provided by (used in) financing activities. During the nine months ended September 30, 2018, we borrowed $202.8 million, on a net basis, to support our purchases of new compression units, reconfiguration costs and related equipment as well as fund certain costs associated with the CDM Acquisition. During the nine months ended September 30, 2018, we received $479.1 million in net proceeds from the issuance of Preferred Units and Warrants which was used to partially fund the CDM Acquisition and a $28.5 million contribution from the USA Compression Predecessor’s former parent company, ETP. Additionally, and in connection with the CDM Acquisition, we paid various fees of $17.6 million related primarily to the Sixth A&R Credit Agreement. During the nine months ended September 30, 2018, we also paid cash related to the net settlement of unit-based equity awards under our long-term incentive plan in the amount of $4.4 million, made cash distributions to our common unitholders of $94.8 million and made cash distributions to our Preferred Unitholders of $12.1 million.

During the nine months ended September 30, 2017, the USA Compression Predecessor paid $7.2 million in intercompany distributions to its former parent company.

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

We classify capital expenditures as maintenance or expansion on an individual asset basis.  Over the long term, we expect that our maintenance capital expenditure requirements will continue to increase as the overall size and age of our fleet increases. Aggregate maintenance capital expenditures for the nine months ended September 30, 2018 and 2017 were $23.6 million and $14.0 million, respectively. We currently plan to spend approximately $29.6 million in maintenance capital expenditures for the year 2018, including parts consumed from inventory.

Without giving effect to any equipment we may acquire pursuant to any future acquisitions, we currently have budgeted between $190 million and $200  million in expansion capital expenditures for the year 2018. Expansion capital expenditures for the nine months ended September 30, 2018 and 2017 were $167.5 million and $114.9 million, respectively. As of September 30, 2018, we had binding commitments to purchase $126.4 million of additional compression units and serialized parts, of which we expect to spend $33.0 million for units to be delivered in the remainder of 2018.

Revolving Credit Facility

As of September 30, 2018, we were in compliance with all of our covenants under our revolving credit facility. As of September 30, 2018, we had outstanding borrowings under our revolving credit facility of $1.0 billion, $578.2 million of borrowing base availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $309.7 million.

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

As of November 2, 2018, we had outstanding borrowings under our revolving credit facility of $1.0 billion.

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

Distribution Reinvestment Plan

During the nine months ended September 30, 2018, distributions of $0.4 million were reinvested under the Distribution Reinvestment Plan (“DRIP”) resulting in the issuance of 24,261 common units. Such distributions are treated as non-cash transactions in the accompanying Unaudited Condensed Consolidated Statements of Cash Flows included under Part I, Item 1 of this report.

For a more detailed description of the DRIP, please see Note 8 to the consolidated financial statements included in our 2017 Annual Report.

Total Contractual Cash Obligations

The following table summarizes our total contractual cash obligations as of September 30, 2018:

	Payments Due by Period
					More than
Contractual Obligations	Total	1 year	2 - 3 years	4 - 5 years	5 years
	(in thousands)
Long-term debt (1)	$1,746,824	$—	$—	$1,021,824	$725,000
Interest on long-term debt obligations (2)	572,747	97,665	195,330	163,450	116,302
Equipment/capital purchases (3)	93,357	93,357	—	—	—
Operating and capital lease obligations (4)	13,017	5,332	4,610	2,196	879
Total contractual cash obligations	$2,425,945	$196,354	$199,940	$1,187,470	$842,181

(1)

We assumed that the amount outstanding under our revolving credit facility at September 30, 2018 would be repaid in April 2023, the maturity date of the facility. The aggregate principal amount of our Senior Notes outstanding is due April 2026.

(2)

Represents future interest payments under our revolving credit facility based on the interest rate as of September 30, 2018 of 4.68% and on $725.0 million aggregate principal amount of the Senior Notes.

(3)	Represents commitments for new compression units that are being fabricated, and is a component of our overall projected expansion capital expenditures during 2019.

(4)	Represents commitments for future minimum lease payments on noncancelable operating and capital leases.

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

The following table reconciles gross operating margin to operating income (loss), its most directly comparable GAAP financial measure, for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Contract operations	$158,664	$62,645	$383,732	$182,737
Parts and service	6,012	4,061	15,836	8,070
Related party	4,271	4,383	12,807	12,925
Total revenues	168,947	71,089	412,375	203,732
Cost of operations, exclusive of depreciation and amortization	64,309	31,667	159,177	90,556
Gross operating margin	104,638	39,422	253,198	113,176
Other operating and administrative costs and expenses:
Selling, general and administrative	17,753	6,766	52,891	18,885
Depreciation and amortization	59,403	42,535	156,943	122,914
Loss (gain) on disposition of assets	1,250	521	12,328	(155)
Impairment of compression equipment	2,292	—	2,292	—
Total other operating and administrative costs and expenses	80,698	49,822	224,454	141,644
Operating income (loss)	$23,940	$(10,400)	$28,744	$(28,468)

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

The following table reconciles Adjusted EBITDA to net loss and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(563)	$(12,355)	$(20,736)	$(32,518)
Interest expense, net	25,443	—	51,125	—
Depreciation and amortization	59,403	42,535	156,943	122,914
Income tax expense (benefit)	(918)	1,904	(1,624)	3,954
EBITDA	$83,365	$32,084	$185,708	$94,350
Impairment of compression equipment	2,292	—	2,292	—
Interest income on capital lease	225	—	498	—
Unit-based compensation expense (1)	1,892	966	10,891	3,195
Transaction expenses for acquisitions (2)	1,257	—	4,120	—
Severance charges	(149)	—	1,382	—
Loss (gain) on disposition of assets	1,250	521	12,328	(155)
Adjusted EBITDA	$90,132	$33,571	$217,219	$97,390
Interest expense, net	(25,443)	—	(51,125)	—
Income tax expense (benefit)	918	(1,904)	1,624	(3,954)
Interest income on capital lease	(225)	—	(498)	—
Non-cash interest expense	1,516	—	3,555	—
Transaction expenses for acquisitions	(1,257)	—	(4,120)	—
Severance charges	149	—	(1,382)	—
Other	(688)	1,924	(1,230)	2,117
Changes in operating assets and liabilities	(26,272)	(10,155)	(30,843)	1,732
Net cash provided by operating activities	$38,830	$23,436	$133,200	$97,285

(1)

For the three and nine months ended September 30, 2018, unit-based compensation expense included $0.4 million and $0.8 million, respectively, of cash payments related to quarterly payments of distribution equivalent rights on outstanding phantom unit awards in each period and $0 and $3.7 million, respectively, related to the cash portion of any settlement of phantom unit awards upon vesting. The remainder of the unit-based compensation expense for both periods was related to non-cash adjustments to the unit-based compensation liability.

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

The following table reconciles DCF to net loss and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(563)	$(12,355)	$(20,736)	$(32,518)
Non-cash interest expense	1,516	—	3,555	—
Non-cash income tax expense (benefit)	(1,038)	1,946	(1,863)	3,954
Depreciation and amortization	59,403	42,535	156,943	122,914
Unit-based compensation expense (1)	1,892	966	10,891	3,195
Impairment of compression equipment	2,292	—	2,292	—
Transaction expenses for acquisitions (2)	1,257	—	4,120	—
Severance charges	(149)	—	1,382	—
Proceeds from insurance recovery	253	—	253	—
Loss (gain) on disposition of assets	1,250	521	12,328	(155)
Distribution to Preferred Units	(12,188)	—	(24,242)	—
Maintenance capital expenditures (3)	(6,447)	(4,455)	(23,587)	(14,028)
DCF	$47,478	$29,158	$121,336	$83,362
Maintenance capital expenditures	6,447	4,455	23,587	14,028
Changes in operating assets and liabilities	(26,272)	(10,155)	(30,843)	1,732
Transaction expenses for acquisitions	(1,257)	—	(4,120)	—
Severance charges	149	—	(1,382)	—
Distribution to Preferred Units	12,188	—	24,242	—
Other	97	(22)	380	(1,837)
Net cash provided by operating activities	$38,830	$23,436	$133,200	$97,285

(1)

For the three and nine months ended September 30, 2018, unit-based compensation expense included $0.4 million and $0.8 million, respectively, of cash payments related to quarterly payments of distribution equivalent rights on outstanding phantom unit awards in each period and $0 and $3.7 million, respectively, related to the cash portion of any settlement of phantom unit awards upon vesting. The remainder of the unit-based compensation expense for both periods was related to non-cash adjustments to the unit-based compensation liability.

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

The following table summarizes certain coverage ratios for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017 (4)	2018 (5)	2017 (4)
DCF	$47,478	$29,158	$121,336	$83,362

Distributions for DCF Coverage Ratio (1)	$47,233		$94,458

Distributions reinvested in the DRIP (2)	$218		$436

Distributions for Cash Coverage Ratio (3)	$47,015		$94,022

DCF Coverage Ratio	1.01		1.28

Cash Coverage Ratio	1.01		1.29

(1)	Represents distributions to the holders of our common units as of the record date for each period.

(2)

Represents distributions to holders enrolled in the DRIP as of the record date for each period.  The amount for the three and nine months ended September 30, 2018 is based on an estimate as of the record date.

(3)	Represents cash distributions declared for common units not participating in the DRIP for each period.

(4)	DCF Coverage Ratio and Cash Coverage Ratio are not applicable to the USA Compression Predecessor as the USA Compression Predecessor had no outstanding common units for each period.

(5)	Distributions for the nine months ended September 30, 2018 reflect only two quarters of distributions as the USA Compression Predecessor did not pay distributions prior to the Transactions Date.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing activities.

Recent Accounting Pronouncements

For discussion on specific recent accounting pronouncements affecting us, please see Note 17 to our unaudited condensed consolidated financial statements under Part I, Item 1 of this report.

ITEM 3.Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to any natural gas or crude oil in connection with our services and, accordingly, have no direct exposure to fluctuating commodity prices. However, the demand for our compression services depends upon the continued demand for, and production of, natural gas and crude oil. Natural gas or crude oil prices remaining low over the long-term could result in a continued decline in the production of natural gas or crude oil, which could result in reduced demand for our compression services. We do not intend to hedge our indirect exposure to fluctuating commodity prices. A 1% decrease in average revenue generating horsepower of our active fleet during the nine months ended September 30, 2018 would have resulted in a decrease of approximately $5.0 million and $3.0 million in our revenue and gross operating margin, respectively. Gross operating margin is a non-GAAP financial measure. For a reconciliation of gross operating margin to net income (loss), its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read “Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” of this report.

Interest Rate Risk

We are exposed to market risk due to variable interest rates under our financing arrangements.

As of September 30, 2018 we had $1.0 billion of variable-rate outstanding indebtedness at a weighted-average interest rate of 4.68%. A 1% increase or decrease in the effective interest rate on our variable-rate outstanding debt at September 30, 2018 would have resulted in an annual increase or decrease in our interest expense of approximately $10.0 million.

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

ITEM 4.Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2018 at the reasonable assurance level.

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

ITEM 5.Other Information

First Amendment to the USA Compression Partners, LP 2013 Long-Term Incentive Plan

On November 1, 2018, the Board of Directors of the General Partner (the “Board”) approved and adopted the First Amendment (the “First Amendment”) to the USA Compression Partners, LP 2013 Long-Term Incentive Plan (“LTIP”). The First Amendment is effective as of November 1, 2018 and (i) increases the number of common units of the Partnership available to be awarded under the LTIP by 8,590,000 common units (which brings the total number of common units available to be awarded under the LTIP to 10,000,000 common units); (ii) provides that common units withheld to satisfy the exercise price or tax withholding obligations with respect to an award will not be considered to be common units that have been delivered under the LTIP; (iii) for awards granted on or after April 3, 2018, modifies the definition of “Change in Control” under the LTIP to refer to Energy Transfer Operating, L.P., Energy Transfer LP and their Affiliates (as defined under the LTIP) and successors; (iv) updates the tax withholding provision of the LTIP and (v) extends the term of the LTIP until November 1, 2028.

The foregoing description of the First Amendment is qualified in its entirety by reference to the text of the First Amendment which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

Retention Phantom Unit Agreements

Also on November 1, 2018 (the “Grant Date”), the Compensation Committee of the Board (the “Committee”) approved the form of, and the Partnership entered into a, Retention Phantom Unit Agreement (collectively, the “Retention Agreements”) under the LTIP with each of Eric D. Long, Matthew C. Liuzzi and William G. Manias (each an “Employee” and collectively, the “Employees”), which provide for a grant of phantom units (the “Phantom Units”) in the following amounts: (i) 90,000 Phantom Units to Mr. Long; (ii) 35,000 Phantom Units to Mr. Liuzzi; and (iii) 45,000 Phantom Units to Mr. Manias. The Phantom Units will vest incrementally, with 60% of the Phantom Units vesting on December 5, 2021 and 40% of the Phantom Units vesting on December 5, 2023, subject in each case to the Employee’s continued employment with the Partnership. For each Phantom Unit granted, a corresponding distribution equivalent right (DER) was granted, which entitles the Employee to a payment in the amount of the quarterly distributions made on the Partnership’s common units underlying the Phantom Units from the Grant Date until the vesting or forfeiture of the related Phantom Unit, at which time the DER will automatically expire.

The Retention Agreements provide for the vesting of 100% of the then-unvested Phantom Units upon (i) the Employee’s termination of employment without Cause or for Good Reason (each as defined in the Retention Agreements) (ii) a Change in Control (as defined under the LTIP) or (iii) the death or Disability (as defined under the LTIP) of the Employee. Upon Mr. Long’s termination of employment due to retirement, provided that Mr. Long is at least 65 years of age at the time of such retirement, 40% of the then remaining unvested Phantom Units outstanding will be accelerated in their vesting pursuant to the terms of the Retention Agreement.

The Retention Agreements also provide for an additional payment (the “Release Payment”) in the event of the Employee’s termination without Cause or separation with Good Reason, provided the Employee executes and does not revoke a general release and waiver of all claims against the General Partner, the Partnership and their affiliates, intended to capture the value of future distributions associated with Phantom Units forfeited for tax withholding purposes. The Release Payment will be paid in a lump sum on or before the 60th day following the Employee’s separation.

The foregoing description of the Retention Agreements is qualified in its entirety by reference to the text of the form of Retention Agreement which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

Termination of Employment Agreements

Also on November 1, 2018, the Committee approved the form of a Termination Agreement and Mutual Release (collectively, the “Termination Agreements”) that a subsidiary of the General Partner entered into with each of the Employees, which provides for the termination, effective as of November 1, 2018, of (i) the Employment Agreement between Mr. Long, USA Compression Partners, LLC and USA Compression Management Services, LLC, dated December 10, 2010; (ii) the Employment Agreement between Mr. Liuzzi and USA Compression Management Services, LLC, dated April 17, 2013; and (iii) the Employment Agreement between Mr. Manias and USA Compression Management Services, LLC, dated July 15, 2013. The Termination Agreements also include a mutual release by each party to the other of all obligations, claims and causes of action arising under the applicable Employment Agreement.

The foregoing description of the Termination Agreements is qualified in its entirety by reference to the text of the form of Termination Agreement which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

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

10.1	*†	First Amendment to the USA Compression Partners, LP 2013 Long-Term Incentive Plan
10.2	*†	USA Compression Partners, LP 2018 Long-Term Incentive Plan—Form of Retention Phantom Unit Agreement
10.3	*†	Form of Termination Agreement and Mutual Release
10.4	*†	USA Compression GP, LLC Amended and Restated Outside Director Compensation Policy
10.5	*†	USA Compression Partners, LP 2013 Long-Term Incentive Plan—Form of Director Phantom Unit Agreement
10.6	*†	USA Compression Partners, LP 2013 Long-Term Incentive Plan—Form of Employee Phantom Unit Agreement
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1	*	Interactive data files pursuant to Rule 405 of Regulation S-T

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

November 6, 2018	USA Compression Partners, LP

	By:	USA Compression GP, LLC
its General Partner

	By:	/s/ Matthew C. Liuzzi
Matthew C. Liuzzi
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

	By:	/s/ G. Tracy Owens
G. Tracy Owens
Vice President, Finance and Chief Accounting Officer
(Principal Accounting Officer)