Form 10-Q
period 2019-03-31
USA Compression Partners, LP
filed 2019-05-07
CIK 1522727

c

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common units representing limited partner interests	USAC	New York Stock Exchange

As of May 3, 2019, there were 90,158,987 common units and 6,397,965 Class B Units outstanding.

i

PART I.  FINANCIAL INFORMATION

ITEM 1.Financial Statements

USA COMPRESSION PARTNERS, LP

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$227	$99
Accounts receivable, net:
Trade, net	78,990	75,572
Other	4,816	3,809
Related party receivables	45,589	47,661
Inventory, net	93,780	89,007
Prepaid expenses and other assets	2,842	1,592
Total current assets	226,244	217,740
Installment receivable	5,952	6,924
Property and equipment, net	2,502,392	2,521,488
Identifiable intangible assets, net	385,205	392,550
Goodwill	619,411	619,411
Other assets	18,643	16,536
Total assets	$3,757,847	$3,774,649
Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$19,593	$23,804
Related party payables	—	395
Accrued liabilities	79,150	94,028
Deferred revenue	34,540	31,372
Total current liabilities	133,283	149,599
Long-term debt, net	1,808,309	1,759,058
Other liabilities	10,304	9,827
Total liabilities	1,951,896	1,918,484
Preferred Units	477,309	477,309
Commitments and contingencies
Partners’ capital:
Limited partner interest:
Common units, 90,158 and 89,984 units issued and outstanding, respectively	1,243,029	1,289,731
Class B Units, 6,398 units issued and outstanding as of each period	71,634	75,146
Warrants	13,979	13,979
Total partners’ capital	1,328,642	1,378,856
Total liabilities and partners’ capital	$3,757,847	$3,774,649

See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per unit amounts)

	Three Months Ended March 31,
	2019	2018
Revenues:
Contract operations	$163,976	$69,807
Parts and service	2,684	2,750
Related party	4,086	3,973
Total revenues	170,746	76,530
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	57,025	37,335
Selling, general and administrative	15,995	7,961
Depreciation and amortization	58,924	44,672
Loss on disposition of assets	40	10,347
Impairment of compression equipment	3,234	—
Total costs and expenses	135,218	100,315
Operating income (loss)	35,528	(23,785)
Other income (expense):
Interest expense, net	(28,857)	—
Other	20	(20)
Total other expense	(28,837)	(20)
Net income (loss) before income tax expense (benefit)	6,691	(23,805)
Income tax expense (benefit)	104	(435)
Net income (loss)	6,587	(23,370)
Less: distributions on Preferred Units	(12,187)	—
Net loss attributable to common and Class B unitholders’ interests	$(5,600)	$(23,370)

Net loss attributable to:
Common units	$(2,088)
Class B Units	$(3,512)

Weighted average common units outstanding - basic and diluted	90,060

Weighted average Class B Units outstanding - basic and diluted	6,398

Basic and diluted net loss per common unit	$(0.02)

Basic and diluted net loss per Class B Unit	$(0.55)

Distributions declared per common unit for respective periods	$0.525

See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP

Unaudited Condensed Consolidated Statements of Changes in Partners’ Capital

And Predecessor Parent Company Net Investment

 (in thousands, except per unit amounts)

	For the three months ended March 31, 2019
				Predecessor Parent
				Company Net
	Common Units	Class B Units	Warrants	Investment	Total
Balance, December 31, 2018	$1,289,731	$75,146	$13,979	$—	$1,378,856
Vesting of phantom units	2,393	—	—	—	2,393
Distributions and distribution equivalent rights, $0.525 per unit	(47,259)	—	—	—	(47,259)
Issuance of common units under the DRIP	252	—	—	—	252
Net loss	(2,088)	(3,512)	—	—	(5,600)
Balance, March 31, 2019	$1,243,029	$71,634	$13,979	$—	$1,328,642

	For the three months ended March 31, 2018
				Predecessor Parent
				Company Net
	Common Units	Class B Units	Warrants	Investment	Total
Balance, December 31, 2017	$—	$—	$—	$1,664,870	$1,664,870
Predecessor net loss	—	—	—	(23,370)	(23,370)
Predecessor parent company net contribution	—	—	—	26,730	26,730
Balance, March 31, 2018	$—	$—	$—	$1,668,230	$1,668,230

See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$6,587	$(23,370)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	58,924	44,672
Bad debt recovery	—	(192)
Amortization of debt issue costs	1,680	—
Unit-based compensation expense	3,134	435
Deferred income tax expense (benefit)	14	(435)
Loss on disposition of assets	40	10,347
Impairment of compression equipment	3,234	—
Changes in assets and liabilities:
Accounts receivable, net	(1,381)	(8,637)
Inventory, net	(6,659)	(660)
Prepaid expenses and other current assets	(1,250)	3,162
Other noncurrent assets	449	(3)
Accounts payable and related party payables	(4,013)	(1,586)
Accrued liabilities and deferred revenue	(12,990)	(4,866)
Net cash provided by operating activities	47,769	18,867
Cash flows from investing activities:
Capital expenditures, net	(36,339)	(51,669)
Proceeds from disposition of property and equipment	321	5,845
Proceeds from insurance recovery	1,365	—
Net cash used in investing activities	(34,653)	(45,824)
Cash flows from financing activities:
Proceeds from revolving credit facility	221,792	—
Proceeds from senior notes	750,000	—
Payments on revolving credit facility	(909,914)	—
Cash paid related to net settlement of unit-based awards	(1,433)	—
Cash distributions on common units	(47,739)	—
Cash distributions on Preferred Units	(12,187)	—
Financing costs	(13,220)	—
Other	(287)	—
Contributions from Parent, net	—	28,520
Net cash provided by (used in) financing activities	(12,988)	28,520
Increase in cash and cash equivalents	128	1,563
Cash and cash equivalents, beginning of period	99	4,013
Cash and cash equivalents, end of period	$227	$5,576
Supplemental cash flow information:
Cash paid for interest, net of capitalized amounts	$38,737	$—
Cash paid for taxes	$—	$—
Supplemental non-cash transactions:
Non-cash distributions to certain common unitholders (DRIP)	$252	$—
Transfers from inventory to property and equipment	$1,951	$—
Change in capital expenditures included in accounts payable and accrued liabilities	$(782)	$(5,322)
Financing costs included in accounts payable and accrued liabilities	$139	$—
Predecessor’s non-cash contribution to Predecessor’s Parent	$—	$(1,790)

See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Organization and Description of Business

Unless the context otherwise requires or where otherwise indicated, the terms “our,” “we,” “us,” “the Partnership” and similar language when used in the present or future tense and for periods on and subsequent to April 2, 2018 (the “Transactions Date”) refer to USA Compression Partners, LP, collectively with its consolidated operating subsidiaries, including the USA Compression Predecessor. Unless the context otherwise requires or where otherwise indicated, the term “USA Compression Predecessor,” as well as the terms “our,” “we,” “us” and “its” when used in a historical context or in reference to periods prior to the Transactions Date, refer to CDM Resource Management LLC and CDM Environmental & Technical Services LLC collectively, which has been deemed to be the predecessor of the Partnership for financial reporting purposes.

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

USA Compression GP, LLC, a Delaware limited liability company, serves as our general partner and is referred to herein as the “General Partner.” The General Partner has been wholly owned by Energy Transfer Operating, L.P. (“ETO”) since October 2018, when Energy Transfer Equity, L.P. (“ETE”) and Energy Transfer Partners, L.P. (“ETP”) completed the merger of ETP with a wholly owned subsidiary of ETE in a unit-for-unit exchange (the “ETE Merger”).  Following the closing of the ETE Merger, ETE changed its name to “Energy Transfer LP” (“ET LP”) and ETP changed its name to “Energy Transfer Operating, L.P.” Upon the closing of the ETE Merger, ETE contributed to ETO 100% of the limited liability company interests in the General Partner. References herein to “ETO” refer to ETP for periods prior to the ETE Merger and ETO following the ETE Merger, and references to “ET LP” refer to ETE for periods prior to the ETE Merger and ET LP following the ETE Merger.

The USA Compression Predecessor owned and operated a fleet of compressors used to provide natural gas compression services for customer specific systems. The USA Compression Predecessor also owned and operated a fleet of equipment used to provide natural gas treating services, such as carbon dioxide and hydrogen sulfide removal, cooling, and dehydration. The USA Compression Predecessor had operations located in Texas, Oklahoma, Louisiana, Arkansas, Pennsylvania, New Mexico, Colorado, Ohio, and West Virginia.

CDM Acquisition

On the Transactions Date, we consummated the transactions contemplated by the Contribution Agreement dated January 15, 2018, pursuant to which, among other things, we acquired all of the issued and outstanding membership interests of the USA Compression Predecessor from ETO (the “CDM Acquisition”) in exchange for aggregate consideration of approximately $1.7 billion, consisting of (i) 19,191,351 common units representing limited partner interests in us, (ii) 6,397,965 Class B units representing limited partner interests in us (“Class B Units”) and (iii) $1.2 billion in cash (including customary closing adjustments).

General Partner Purchase Agreement

On the Transactions Date, and in connection with the closing of the CDM Acquisition, we consummated the transactions contemplated by the Purchase Agreement dated January 15, 2018, by and among ET LP,  Energy Transfer Partners, L.L.C., USA Compression Holdings, LLC (“USA Compression Holdings”) and, solely for certain purposes therein, R/C IV USACP Holdings, L.P. and ETO, pursuant to which, among other things, ET LP acquired from USA Compression Holdings (i) all of the outstanding limited liability company interests in the General Partner and (ii) 12,466,912 common units for cash consideration paid by ET LP to USA Compression Holdings equal to $250.0 million (the “GP Purchase”). Upon the closing of the ETE Merger, ET LP contributed all of the interests in the General Partner and the 12,466,912 common units to ETO.

Equity Restructuring Agreement

On the Transactions Date, and in connection with the closing of the CDM Acquisition, we consummated the transactions contemplated by the Equity Restructuring Agreement dated January 15, 2018, pursuant to which, among other things, the Partnership, the General Partner and ET LP agreed to cancel the Partnership’s Incentive Distribution Rights and convert the General Partner Interest (as defined in the Equity Restructuring Agreement) into a non-economic general partner interest, in exchange for the Partnership’s issuance of 8,000,000 common units to the General Partner (the “Equity Restructuring”).

The CDM Acquisition, GP Purchase and Equity Restructuring are collectively referred to as the “Transactions.”

(2)    Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Partnership

The unaudited condensed consolidated financial statements give effect to the business combination and the Transactions discussed above under the acquisition method of accounting, and the business combination has been accounted for in accordance with the applicable reverse merger accounting guidance. ET LP acquired a controlling financial interest in us through the acquisition of the General Partner. As a result, the USA Compression Predecessor is deemed to be the accounting acquirer of the Partnership because its ultimate parent company obtained control of the Partnership through its control of the General Partner. Consequently, the USA Compression Predecessor is deemed to be the predecessor of the Partnership for financial reporting purposes, and the historical financial statements of the Partnership reflect the USA Compression Predecessor for all periods prior to the closing of the Transactions, which occurred on the Transactions Date.

The USA Compression Predecessor’s assets and liabilities retained their historical carrying values.  Additionally, the Partnership’s assets acquired and liabilities assumed by the USA Compression Predecessor in the business combination were recorded at their fair values measured as of the Transactions Date. The excess of the assumed purchase price of the Partnership over the estimated fair values of the Partnership’s net assets acquired was recorded as goodwill. The assumed purchase price and fair value of the Partnership was determined using acceptable fair value methods. Additionally, the USA Compression Predecessor was reflected at ET LP’s historical cost, and the difference between the consideration paid by the Partnership and ET LP’s historical carrying values (net book value) at the Transactions Date was recorded to partners’ capital.

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As noted above, the historical condensed consolidated financial statements of the Partnership reflect the historical condensed consolidated financial statements of the USA Compression Predecessor in accordance with the applicable accounting and financial reporting guidance. Therefore, the historical condensed consolidated financial statements are comprised of the USA Compression Predecessor for periods prior to the Transactions Date. The historical condensed consolidated financial statements are also comprised of the condensed consolidated balance sheet and statement of operations of the Partnership, which includes the USA Compression Predecessor, as of and for all periods subsequent to the Transactions Date.

In the opinion of our management, such financial information reflects all normal recurring adjustments necessary for a fair presentation of these interim unaudited condensed consolidated financial statements in accordance with GAAP. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2018 filed on February 19, 2019 (our “2018 Annual Report”).

USA Compression Predecessor

ETO allocated various corporate overhead expenses to the USA Compression Predecessor based on a percentage of assets, net income (loss), or adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”). These allocations are not necessarily indicative of the cost that the USA Compression Predecessor would have incurred had it operated as an independent standalone entity. The USA Compression Predecessor also historically relied upon ETO for funding operating and capital expenditures as necessary. As a result, the historical financial statements of the USA Compression Predecessor may not fully reflect or be indicative of what the USA Compression Predecessor’s balance sheet, results of operations and cash flows would have been or will be in the future.

Certain expenses incurred by ETO are only indirectly attributable to the USA Compression Predecessor. As a result, certain assumptions and estimates are made in order to allocate a reasonable share of such expenses to the USA Compression Predecessor, so that the accompanying financial statements reflect substantially all costs of doing business. The allocations and related estimates and assumptions are described more fully in Note 12.

Certain amounts of the USA Compression Predecessor’s revenues are derived from related party transactions, as described more fully in Note 12.

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

Inventory

Inventory consists of serialized and non-serialized parts used primarily in the repair of compression units.  All inventory is stated at the lower of cost or net realizable value. Serialized parts inventory is determined using the specific identification method, while non-serialized parts inventory is determined using the weighted average cost method. Purchases of inventory are considered operating activities on the unaudited condensed consolidated statements of cash flows.

Property and Equipment

Property and equipment are carried at cost except for (i) certain acquired assets which are recorded at fair value on their respective acquisition dates and (ii) impaired assets which are recorded at fair value on the last impairment evaluation date for which an adjustment was required. Overhauls and major improvements that increase the value or extend the life of compression equipment are capitalized and depreciated over three to five years. Ordinary maintenance and repairs are charged to cost of operations, exclusive of depreciation and amortization.

When property and equipment is retired or sold, its carrying value and the related accumulated depreciation are removed from our accounts and any associated gains or losses are recorded on our statements of operations in the period of sale or disposition.

Capitalized interest is calculated by multiplying the Partnership’s monthly effective interest rate on outstanding debt by the amount of qualifying costs, which include upfront payments to acquire certain compression units. Capitalized interest was $0.2 million for the three months ended March 31, 2019.  The USA Compression Predecessor had no capitalized interest for the three months ended March 31, 2018.

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

Refer to Note 5 for more detailed information about impairment charges during the three months ended March 31, 2019.

Identifiable Intangible Assets

Identifiable intangible assets are recorded at cost and amortized using the straight-line method over their estimated useful lives, which is the period over which the assets are expected to contribute directly or indirectly to our future cash flows. The estimated useful lives of our intangible assets range from 15 to 25 years.

We assess identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Neither we nor the USA Compression Predecessor recorded any impairment of identifiable intangible assets during the three months ended March 31, 2019 and 2018.

Goodwill

Goodwill represents consideration paid in excess of the fair value of the identifiable net assets acquired in a business combination. Goodwill is not amortized, but is reviewed for impairment annually based on the carrying values as of October 1, or more frequently if impairment indicators arise that suggest the carrying value of goodwill may not be recovered.

Neither we nor the USA Compression Predecessor recorded any impairment of goodwill during the three months ended March 31, 2019 and 2018.

Revenue Recognition

Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs with the transfer of our services or goods. Revenue is measured at the amount of consideration we expect to receive in exchange for providing services or transferring goods. Incidental items, if any, that are immaterial in the context of the contract are recognized as expenses.

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

As of March 31, 2019, our financial instruments consisted primarily of cash and cash equivalents, trade accounts receivable, trade accounts payable and long-term debt. The book values of cash and cash equivalents, trade accounts receivable and trade accounts payable are representative of fair value due to their short-term maturities. The carrying amount of our revolving credit facility approximates fair value due to the floating interest rates associated with the debt.

The fair value of our Senior Notes 2026 and Senior Notes 2027, both defined in Note 8, were estimated using quoted prices in inactive markets and are considered Level 2 measurements.

The following table summarizes the aggregate principal amount and fair value of these assets and liabilities (in thousands):

	March 31, 2019	December 31, 2018
	Level 2	Level 2
Senior Notes 2026, aggregate principal	$725,000	$725,000
Fair value of Senior Notes 2026	744,938	696,000
Senior Notes 2027, aggregate principal	$750,000	$—
Fair value of Senior Notes 2027	767,813	—

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

Adoption of Lease Accounting Standard

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which has amended the FASB Accounting Standards Codification (“ASC”) and introduced ASC Topic 842, Leases (“ASC Topic 842”).  On January 1, 2019, we adopted ASC Topic 842, which is effective for interim and annual reporting periods beginning on or after December 15, 2018.  ASC Topic 842 requires entities to recognize lease assets and liabilities on the balance sheet for all leases with a term of more than one year, including operating leases, which historically were not recorded on the balance sheet in accordance with the prior standard.

To adopt ASC Topic 842, we recognized a cumulative catch-up adjustment to the opening balance sheet presented January 1, 2019 related to certain leases that existed as of that date.  As permitted, we have not retrospectively modified our consolidated financial statements for comparative purposes.  The adoption of the standard had an impact on our consolidated balance sheet, but did not have an impact on our consolidated statements of operations or cash flows.  As a result of adoption, we have recorded additional net right-of-use (“ROU”) lease assets and lease liabilities of approximately $3.5 million and $3.7 million, respectively, as of January 1, 2019.  In addition, we have updated our business processes, systems and internal controls to support the on-going reporting requirements under the new standard.

To adopt ASC Topic 842, we elected the package of practical expedients permitted under the transition guidance within the standard.  The expedient package allowed us not to reassess whether existing contracts contained a lease, the lease classification of existing leases and initial direct cost for existing leases.  In addition to the package of practical expedients, we have elected not to capitalize amounts pertaining to leases with terms less than twelve months, to use the portfolio approach to determine discount rates, not to separate non-lease components from lease components and not to apply the use of hindsight to the active lease population.

Cumulative-effect adjustments made to the opening balance sheet at January 1, 2019 were as follows (in thousands):

		Balance at
		December 31,	Adjustments
		2018, as	Due to	Balance at
	Balance Sheet	Previously	ASC Topic 842	January 1,
Assets (liabilities)	Line Item	Reported	(Leases)	2019
Operating lease right-of use assets	Other assets	$-	$3,502	$3,502
Operating lease liabilities, current	Accrued liabilities	-	(2,015)	(2,015)
Operating lease liabilities, long term	Other liabilities	-	(1,706)	(1,706)

Additional disclosures related to lease accounting are included in Note 7.

(3)  Trade Accounts Receivable

The allowance for doubtful accounts, which was $1.7 million at March 31, 2019 and December 31, 2018, is our best estimate of the amount of probable credit losses included in our existing accounts receivable.

The USA Compression Predecessor reduced its allowance for doubtful accounts by $0.4 million during the three months ended March 31, 2018,  due to write-offs of receivables and collections on accounts previously reserved.

(4)  Inventory

Components of inventory are as follows (in thousands):

	March 31, 2019	December 31, 2018
Serialized parts	$47,018	$45,568
Non-serialized parts	46,762	43,439
Total Inventory, gross	93,780	89,007
Less: obsolete and slow moving reserve	—	—
Total Inventory, net	$93,780	$89,007

(5)  Property and Equipment, Identifiable Intangible Assets and Goodwill

Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Compression and treating equipment	$3,270,065	$3,239,831
Furniture and fixtures	1,129	1,129
Automobiles and vehicles	31,863	32,490
Computer equipment	55,810	54,806
Buildings	9,146	9,314
Land	77	77
Leasehold improvements	5,511	5,377
Total Property and equipment, gross	3,373,601	3,343,024
Less: accumulated depreciation and amortization	(871,209)	(821,536)
Total Property and equipment, net	$2,502,392	$2,521,488

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Compression equipment, acquired new	25 years
Compression equipment, acquired used	5 - 25 years
Furniture and fixtures	3 - 10 years
Vehicles and computer equipment	1 - 10 years
Buildings	5 years
Leasehold improvements	5 years

Depreciation expense on property and equipment was $51.6 million for the three months ended March 31, 2019. The USA Compression Predecessor recognized $39.5 million of depreciation expense on property and equipment for the three months ended March 31, 2018.

As of March 31, 2019 and December 31, 2018, there was $7.2 million and $7.9 million, respectively, of property and equipment purchases in accounts payable and accrued liabilities.

During the three months ended March 31, 2018, the USA Compression Predecessor recognized a $10.3 million net loss on disposition of assets.

During the three months ended March 31, 2019, we evaluated the future deployment of our idle fleet under then-current market conditions and determined to retire, sell or re-utilize key components of 14 compressor units, or approximately 4,700 horsepower, that were previously used to provide services in our business.  As a result, we recorded $3.2 million in impairment of compression equipment for the three months ended March 31, 2019. The primary causes for this impairment were: (i) units were not considered marketable in the foreseeable future, (ii) units were subject to excessive maintenance costs or (iii) units were unlikely to be accepted by customers due to certain performance characteristics of the unit, such as the inability to meet then-current quoting criteria without excessive retrofitting costs. These compression units were written down to their respective estimated salvage values, if any.

The USA Compression Predecessor did not record any impairment of long-lived assets during the three months ended March 31, 2018.

Identifiable Intangible Assets

Identifiable intangible assets, net consisted of the following (in thousands):

	Customer
	Relationships	Trade Names	Total
Net Balance at December 31, 2018	$355,161	$37,389	$392,550
Amortization expense	(6,526)	(819)	(7,345)
Net Balance at March 31, 2019	$348,635	$36,570	$385,205

Accumulated amortization of intangible assets was $165.5 million and $158.1 million as of March 31, 2019 and December 31, 2018, respectively. The expected amortization of the intangible assets for each of the five succeeding years is $29.4 million.

(6)   Other Current Liabilities

As of March  31, 2019,  accrued liabilities included $44.9 million of accrued sales tax contingency (Note 13),  $5.0 million of accrued interest expense, $6.1 million of accrued payroll and benefits and $7.2 million of accrued capital expenditures.

As of December 31, 2018, accrued liabilities included $44.9 million of accrued sales tax contingency (Note 13), $16.4 million of accrued interest expense, $10.7 million of accrued payroll and benefits and $7.9 million of accrued capital expenditures.

(7)  Lease Accounting

Lessee Accounting

We maintain both finance leases and operating leases, primarily related to office space, warehouse facilities and certain corporate equipment. Our leases have remaining lease terms of one to seven years, some of which include options to extend the leases for up to two years, and some of which include options to terminate the leases within one year.

We determine if an arrangement is a lease at inception. Operating leases are included in other assets, accrued liabilities and other liabilities in our unaudited condensed consolidated balance sheets. Finance leases are included in property and equipment, accrued liabilities and other liabilities in our unaudited condensed consolidated balance sheets.

ROU lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available on the commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. ROU lease assets also include any lease payments made and exclude lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

For short-term leases (leases that have terms of twelve months or less upon commencement), lease payments are recognized on a straight line basis and no ROU assets are recorded.  For certain equipment leases, such as office equipment, we account for the lease and non-lease components as a single lease component.

Components of lease expense consisted of the following (in thousands):

	Income Statement Line Item	Three months ended March 31, 2019
Operating lease cost	Cost of operations & Selling, general and administrative	$610
Amortization of finance lease right-of-use assets	Depreciation and amortization	819

Supplemental balance sheet information related to leases consisted of the following (in thousands):

Operating Leases

Assets (liabilities)	Balance Sheet Line Item	March 31, 2019	December 31, 2018
Operating lease right-of-use assets	Other assets	$2,943	$-
Operating lease liabilities, current	Accrued liabilities	(1,485)	-
Operating lease liabilities, long-term	Other liabilities	(1,626)	-

Finance Leases

Assets (liabilities)	March 31, 2019	December 31, 2018
Property and equipment, gross	$7,516	$7,683
Accumulated depreciation	(5,533)	(4,882)
Property and equipment, net	$1,983	$2,801
Accrued liabilities	(1,050)	(1,085)
Other liabilities	(1,852)	(2,114)

Weighted Average Remaining Lease Term	March 31, 2019
Operating leases	3.66 years
Finance Leases	3.85 years

Weighted Average Discount Rate	March 31, 2019
Operating leases	2.92%
Finance Leases	2.17%

Supplemental cash flow information related to leases consisted of the following (in thousands):

Three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(662)
Operating cash flows from finance leases	(194)
Financing cash flows from finance leases	(287)
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$-
Finance leases	-

Maturities of lease liabilities consisted of the following (in thousands):

	Operating Leases	Finance Leases	Total
2019 (remainder)	$1,396	$1,147	$2,543
2020	595	1,026	1,621
2021	390	509	899
2022	276	342	618
2023	241	312	553
Thereafter	405	237	642
Total lease payments	3,303	3,573	6,876
Less: present value discount	(192)	(671)	(863)
Present value of lease liabilities	$3,111	$2,902	$6,013

As of March 31, 2019, we have an additional operating lease that has not yet commenced of $6.7 million. This operating lease will commence in 2020 with a lease term of 10 years.

Lessor Accounting

We granted a bargain purchase option to a customer with respect to certain compressor packages leased to the customer. The bargain purchase option provides the customer with an option to acquire the equipment at a value significantly less than the fair market value at the end of the lease term in 2021.

We accounted for this option as a sales type lease resulting in a current installment receivable included in other accounts receivable of $3.8 million and $3.7 million and a long-term installment receivable of $6.0 million and $6.9 million as of March 31, 2019 and December 31, 2018, respectively.

Revenue and interest income related to the lease is recognized over the lease term. We recognize maintenance revenue within Contract operations revenue and interest income within Interest expense, net. Maintenance revenue was $0.3 million for the three months ended March 31, 2019. Interest income was $0.2 million for the three months ended March 31, 2019.

Lease payments expected to be received subsequent to March 31, 2019 are as follows:

Lease payments
2019 (remainder)	$4,254
2020	5,673
2021	3,356
Total installment receivables	13,283
Less: present value discount	(3,550)
Present value of installment receivables	$9,733

The USA Compression Predecessor had no capital lease revenue or maintenance revenue related to capital leases for the three months ended March 31, 2018.

ASC Topic 842 provides lessors with a practical expedient to not separate non-lease components from the associated lease components and, instead, to account for those components as a single component if the non-lease components otherwise would be accounted for under ASC Topic 606 Revenue from Contracts with Customers (“ASC Topic 606”) and certain conditions are met. Our contract operations services agreements meet these conditions and we consider the predominant component to be the non-lease components, resulting in the ongoing recognition of revenue following ASC Topic 606 guidance.

(8)  Long-Term Debt

Our long-term debt, of which there is no current portion, consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Revolving credit facility	$361,425	$1,049,547
Senior Notes 2026, aggregate principal	725,000	725,000
Senior Notes 2027, aggregate principal	750,000	—
Less: deferred financing costs, net of amortization	(28,116)	(15,489)
Total Senior Notes, net	1,446,884	709,511
Total long-term debt, net	$1,808,309	$1,759,058

Revolving Credit Facility

As of March 31, 2019, we were in compliance with all of our covenants under the Sixth Amended and Restated Credit Agreement (the “Credit Agreement”).

As of March 31, 2019, we had outstanding borrowings under the Credit Agreement of $361.4 million, $1.2 billion of borrowing base availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $492.7 million. Our interest rate in effect for all borrowings under the Credit Agreement as of March 31, 2019 was 5.17%, with a weighted average interest rate of 5.07%  for the three months ended March 31, 2019. There were no letters of credit issued as of March 31, 2019.

The Credit Agreement permits us to make distributions of available cash to unitholders so long as (a) no default under the facility has occurred, is continuing or would result from the distribution, (b) immediately prior to and after giving effect to such distribution, we are in compliance with the facility’s financial covenants and (c) immediately after giving effect to such distribution, we have availability under the Credit Agreement of at least $100 million.

The Credit Agreement also contains various financial covenants, including covenants requiring us to maintain:

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

Senior Notes 2026

On March 23, 2018, the Partnership and its wholly owned finance subsidiary, USA Compression Finance Corp. (“Finance Corp”), co-issued $725.0 million aggregate principal amount of senior notes due on April 1, 2026 (the “Senior Notes 2026”). The Senior Notes 2026 accrue interest at the rate of 6.875% per year. Interest on the Senior Notes 2026 is payable semi-annually in arrears on each of April 1 and October 1.

The indenture governing the Senior Notes 2026 (the “2026 Indenture”) contains a Fixed Charge Coverage Ratio (as defined in the 2026 Indenture) that we must comply with in order to make certain Restricted Payments (as defined in the 2026 Indenture).

The Senior Notes 2026 are fully and unconditionally guaranteed (the “2026 Guarantees”), jointly and severally, on a senior unsecured basis by all of our existing subsidiaries (other than Finance Corp), and will be fully and unconditionally guaranteed, jointly and severally, by each of our future restricted subsidiaries that either borrows under, or guarantees, our revolving credit facility or guarantees certain of our other indebtedness (collectively, the “Guarantors”). The Senior Notes 2026 and the 2026 Guarantees are general unsecured obligations and rank equally in right of payment with all of the Guarantors’ and our existing and future senior indebtedness and senior to the Guarantors’ and our future subordinated indebtedness, if any. The Senior Notes 2026 and the 2026 Guarantees are effectively subordinated in right of payment to all of the Guarantors’ and our existing and future secured debt, including debt under the Credit Agreement and guarantees thereof, to the extent of the value of the assets securing such debt, and are structurally subordinated to all indebtedness of any of our subsidiaries that do not guarantee the Senior Notes 2026.

We have no assets or operations independent of our subsidiaries, and there are no significant restrictions upon our ability to obtain funds from our subsidiaries by dividend or loan. Each of the Guarantors is 100% owned by us. None of the assets of our subsidiaries represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act.

On January 14, 2019, the Partnership closed an exchange offer whereby holders of the Senior Notes 2026 exchanged all of the Senior Notes 2026 for an equivalent amount of senior notes (“Exchange Notes”) registered under the Securities Act of 1933, as amended (the “Securities Act”).  The Exchange Notes are substantially identical to the Senior Notes 2026, except that the Exchange Notes have been registered with the SEC and do not contain the transfer restrictions, restrictive legends, registration rights or additional interest provisions of the Senior Notes 2026.

Senior Notes 2027

On March 7, 2019, the Partnership and Finance Corp co-issued $750.0 million aggregate principal amount of senior notes due on September 1, 2027 (the “Senior Notes 2027”). The Senior Notes 2027 accrue interest from March 7, 2019 at the rate of 6.875% per year. Interest on the Senior Notes 2027 is payable semi-annually in arrears on each of March 1 and September 1, commencing on September 1, 2019.

At any time prior to September 1, 2022, we may redeem up to 35% of the aggregate principal amount of the Senior Notes 2027 at a redemption price equal to 106.875% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, in an amount not greater than the net proceeds from one or more equity offerings, provided that at least 65% of the aggregate principal amount of the Senior Notes 2027 remains outstanding immediately after the occurrence of such redemption (excluding Senior Notes 2027 held by us and our subsidiaries) and redemption occurs within 180 days of the date of the closing of such equity offering.

Prior to September 1, 2022, we may redeem all or a part of the Senior Notes 2027 at a redemption price equal to the sum of (i) the principal amount thereof, plus (ii) a make-whole premium at the redemption date, plus accrued and unpaid interest, if any, to the redemption date.

On or after September 1, 2022, we may redeem all or a part of the Senior Notes 2027 at redemption prices (expressed as percentages of the principal amount) set forth below, plus accrued and unpaid interest, if any, to the applicable redemption date, if redeemed during the twelve-month period beginning on September 1 of the years indicated below:

Year	Percentages
2022	105.156%
2023	103.438%
2024	101.719%
2025 and thereafter	100.000%

If we experience a change of control followed by a ratings decline, unless we have previously exercised or concurrently exercise our right to redeem the Senior Notes 2027 (as described above), we may be required to offer to repurchase the Senior Notes 2027 at a purchase price equal to 101% of the principal amount repurchased, plus accrued and unpaid interest, if any, to the repurchase date.

The indenture governing the Senior Notes 2027 (the “2027 Indenture”) contains a Fixed Charge Coverage Ratio (as defined in the 2027 Indenture) that we must comply with in order to make certain Restricted Payments (as defined in the 2027 Indenture).

In connection with issuing the Senior Notes 2027, we incurred certain issuance costs in the amount of $13.1 million, which is amortized over the term of the Senior Notes 2027.

The Senior Notes 2027 are fully and unconditionally guaranteed (the “2027 Guarantees”), jointly and severally, on a senior unsecured basis by the Guarantors. The Senior Notes 2027 and the 2027 Guarantees are general unsecured obligations and rank equally in right of payment with all of the Guarantors’ and our existing and future senior indebtedness, including the Exchange Notes, and senior to the Guarantors’ and our future subordinated indebtedness, if any. The Senior Notes 2027 and the 2027 Guarantees are effectively subordinated in right of payment to all of the Guarantors’ and our existing and future secured debt, including debt under the Credit Agreement and guarantees thereof, to the extent of the value of the assets securing such debt, and are structurally subordinated to all indebtedness of any of our subsidiaries that do not guarantee the Senior Notes 2027.

We have no assets or operations independent of our subsidiaries, and there are no significant restrictions upon our ability to obtain funds from our subsidiaries by dividend or loan. Each of the Guarantors is 100% owned by us. None of the assets of our subsidiaries represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act.

(9) Preferred Units and Warrants

Series A Preferred Unit and Warrant Private Placement

On the Transactions Date, we completed a private placement of $500 million in the aggregate of (i) newly authorized and established Series A Preferred Units (the “Preferred Units”) and (ii) warrants to purchase common units (the “Warrants”) pursuant to a Series A Preferred Unit and Warrant Purchase Agreement dated January 15, 2018, with certain investment funds managed or advised by EIG Global Energy Partners (collectively, the “Preferred Unitholders”).  We issued 500,000 Preferred Units with a face value of $1,000 per Preferred Unit and issued two tranches of Warrants to the Preferred Unitholders, which included Warrants to purchase 5,000,000 common units with a strike price of $17.03 per unit and 10,000,000 common units with a strike price of $19.59 per unit. The Warrants may be exercised by the holders thereof at any time beginning April 2, 2019 and before April 2, 2028.

The Preferred Units rank senior to the common units with respect to distributions and rights upon liquidation. The Preferred Unitholders are entitled to receive cumulative quarterly distributions equal to $24.375 per Preferred Unit, which may be paid in cash or, subject to certain limits, a combination of cash and additional Preferred Units as determined by the General Partner, with respect to any quarter ending on or prior to June 30, 2019. The distribution attributable to the quarter ended March 31, 2019 will be paid on May 10, 2019 to Preferred Unitholders of record as of the close of business on April 29, 2019.

The Preferred Units are presented as temporary equity in the mezzanine section of the unaudited condensed consolidated balance sheets because the redemption provisions exercisable on or after April 2, 2028 are outside the Partnership’s control. The Preferred Units have been recorded at their issuance date fair value, net of issuance cost.  Net income allocations increase the carrying value and declared distributions decrease the carrying value of the Preferred Units. As the Preferred Units are not currently redeemable and it is not probable that they will become redeemable by us, adjustment to the initial carrying amount is not necessary and would only be required if it becomes probable that the Preferred Units would become redeemable by us.

Changes in the Preferred Units balance from December 31, 2018 through March 31, 2019 are summarized below (in thousands):

Preferred Units
Balance at December 31, 2018	$477,309
Net income allocated to Preferred Units	12,187
Cash distributions on Preferred Units	(12,187)
Balance at March 31, 2019	$477,309

The Warrants are presented within the equity section of the unaudited condensed consolidated balance sheets in accordance with GAAP as they are indexed to the Partnership’s common units and require physical settlement or net common unit settlement.

Refer to Note 12  for information about the rights EIG Veteran Equity Aggregator, L.P. (along with its affiliated funds, “EIG”) has to designate one of the members of the Board of Directors of USA Compression GP, LLC (the “Board”).

(10)  Partners’ Capital

Common Units

As of March 31, 2019, we had 90,157,764 common units outstanding. As of March 31, 2019, ETO held 39,658,263 common units, including 8,000,000 common units held by the General Partner and controlled by ETO.

Class B Units

As of March 31, 2019, we had 6,397,965 Class B Units outstanding which represent limited partner interests in the Partnership, all of which were held by ETO. Each Class B Unit will automatically convert into one common unit following the record date attributable to the quarter ending June 30, 2019. Each Class B Unit has all of the rights and obligations of a common unit except the right to participate in distributions made prior to conversion into a common unit.

Cash Distributions

As the USA Compression Predecessor is deemed to be the predecessor of the Partnership for financial reporting purposes, cash distributions made by the Partnership in periods prior to the Transactions Date are not included within the results of operations presented within the unaudited condensed consolidated financial statements for the three months ended March 31, 2018.

We have declared quarterly distributions per unit to our limited partner unitholders of record, including holders of our common units and phantom units, as follows (dollars in millions, except distribution per unit):

	Distribution per	Amount Paid to	Amount Paid to
	Limited Partner	Common	Phantom	Total
Payment Date	Unit	Unitholders	Unitholders	Distribution
February 8, 2019	$0.525	$47.2	$0.7	$47.9

Announced Quarterly Distribution

On April 18, 2019, we announced a cash distribution of $0.525 per unit on our common units. The distribution will be paid on May 10, 2019 to common unitholders of record as of the close of business on April 29, 2019.

Distribution Reinvestment Plan

During the three months ended March 31, 2019, distributions of $0.3 million were reinvested under the Distribution Reinvestment Plan (“DRIP”) resulting in the issuance of 16,714 common units.

Earnings Per Unit

The computation of earnings per unit is based on the weighted average number of participating securities outstanding during the applicable period. Basic earnings per unit is determined by dividing net income (loss) allocated to participating securities after deducting the amount distributed on Preferred Units, by the weighted average number of participating securities outstanding during the period. Net income (loss) is allocated to participating securities based on their respective shares of the distributed and undistributed earnings for the period. To the extent cash distributions exceed net income (loss) for the period, the excess distributions are allocated to all participating securities outstanding based on their respective ownership percentages. Diluted earnings per unit are computed using the treasury stock method, which considers the potential issuance of limited partner units associated with our long-term incentive plan and Warrants. The classes of participating securities include common units, Class B Units, and certain equity-based compensation awards. Unvested phantom units and unexercised Warrants are not included in basic earnings per unit, as they are not considered to be participating securities, but are included in the calculation of diluted earnings per unit to the extent that they are dilutive, and in the case of Warrants to the extent they are considered “in the money.”  For the three months ended March  31, 2019, approximately 114,000 incremental unvested phantom units were excluded from the calculation of diluted earnings per unit because the impact was anti-dilutive. Our outstanding Warrants are not included in the computation as of March 31, 2019 as they are not considered “in the money” for the period. Earnings per unit is not applicable to the USA Compression Predecessor as the USA Compression Predecessor had no outstanding common units prior to the Transactions.

(11)  Revenue Recognition

On January 1, 2018, we adopted ASC Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018.

We identified no material impact on our historical revenues upon initial application of ASC Topic 606, and as such did not recognize any cumulative catch-up effect to the opening balance of our partners’ capital as of January 1, 2018. Additionally, the application of ASC Topic 606 had no material impact on any financial statement line items.

The following table disaggregates our revenue by type of service (in thousands):

	Three Months Ended March 31,
	2019	2018
Contract operations revenue	$168,010	$73,665
Retail parts and services revenue	2,736	2,865
Total revenues	$170,746	$76,530

The following table disaggregates our revenue by timing of provision of services or transfer of goods (in thousands):

	Three Months Ended March 31,
	2019	2018
Services provided or goods transferred at a point in time	$2,736	$2,865
Services provided over time:
Primary term	97,359	33,796
Month-to-month	70,651	39,869
Total revenues	$170,746	$76,530

Contract assets and trade accounts receivable

We record contract assets when we have completed performance under a contract but our right to consideration is not yet unconditional. We had no contract assets as of March 31, 2019 and December 31, 2018.  There were no significant changes to our trade accounts receivable balances due to contract modifications or adjustments, or changes in time frame for a right to consideration to become unconditional during the period.

Deferred revenue

We record deferred revenue when cash payments are received or due in advance of our performance. The increase in the deferred revenue balance for the three months ended March 31, 2019 is primarily driven by cash payments received or due in advance of satisfying our performance obligations under a contract. There was no significant change to our deferred revenue balance as a result of changes in time frame for a performance obligation to be satisfied during the period.

Practical expedients and exemptions

We have elected to apply the practical expedient in ASC 606-10-50-14 and as such do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

o

(12)  Transactions with Related Parties

We provide compression services to entities affiliated with ETO, which as of March 31, 2019 owned approximately 48% of our limited partner interests, including all of the Class B Units and 100% of the General Partner. During the three months ended March 31, 2019, we recognized $4.1 million in revenue from such affiliated entities, and we had $0.7 million and $2.7 million in receivables as of March 31, 2019 and December 31, 2018, respectively, from such affiliated entities. Additionally, the Partnership had a $44.9 million related party receivable from ETO as of March 31, 2019 and December 31, 2018, related to indemnification for sales tax contingencies incurred by the USA Compression Predecessor. See Note 13 for more information related to such sales tax contingencies.

The USA Compression Predecessor also provided compression services to entities affiliated with ETO.  During the three months ended March 31, 2018, the USA Compression Predecessor recognized $4.0 million in revenue from such affiliated entities.

ETO provided certain benefits to the USA Compression Predecessor employees which did not continue following the Transactions Date. ETO provided medical, dental and other healthcare benefits to the USA Compression Predecessor employees. The total amount incurred by ETO for the benefit of the USA Compression Predecessor employees for the three months ended March  31, 2018 was $1.9 million, which was allocated to the USA Compression Predecessor and recorded in operation and maintenance and general and administrative expenses, as appropriate. ETO also provided a matching contribution to the USA Compression Predecessor employees’ 401(k) accounts. The total amount of matching contributions incurred for the benefit of the USA Compression Predecessor employees for the three months ended March 31, 2018 was $0.9 million, which was allocated to the USA Compression Predecessor and recorded in operation and maintenance and general and administrative expenses, as appropriate. ETO also provided a 3% profit sharing contribution to the 401(k) accounts for all USA Compression Predecessor employees with base compensation below a specified threshold. The contribution was in addition to the 401(k) matching contribution and employees became vested in the profit sharing contribution based on years of service.

ETO allocated certain overhead costs associated with general and administrative services, including salaries and benefits, facilities, insurance, information services, human resources and other support departments to the USA Compression Predecessor which did not continue following the Transactions Date. Where costs incurred on the USA Compression Predecessor’s behalf could not be determined by specific identification, the costs were primarily allocated to the USA Compression Predecessor based on an average percentage of fixed assets, net income (loss) and adjusted EBITDA. The USA Compression Predecessor believes these allocations were a reasonable reflection of the utilization of services provided. However, the allocations may not fully reflect the expenses that would have been incurred had the USA Compression Predecessor been a standalone company during the periods presented. During the three months ended March 31, 2018, ETO allocated general and administrative expenses of $1.8 million to the USA Compression Predecessor.

Pursuant to that certain Board Representation Agreement entered into by us, the General Partner, ET LP and EIG in connection with our private placement of Preferred Units and Warrants to EIG, EIG Management Company, LLC has the right to designate one of the members of the Board for so long as the holders of the Preferred Units hold more than 5% of the Partnership’s outstanding common units in the aggregate (taking into account the common units that would be issuable upon conversion of the Preferred Units and exercise of the Warrants).

(13)  Commitments and Contingencies

(a)  Major Customers

Neither we nor the USA Compression Predecessor had revenue from any single customer representing 10% or more of total revenue for the three months ended March 31, 2019 or 2018.

(b)  Litigation

From time to time, we and our subsidiaries may be involved in various claims and litigation arising in the ordinary course of business. In management’s opinion, the resolution of such matters is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

(c)  Equipment Purchase Commitments

Our future capital commitments are comprised of binding commitments under purchase orders for new compression units and serialized parts ordered but not received. Those commitments as of March 31, 2019 were $84.5 million, which are expected to be settled throughout 2019.

(d)  Sales Tax Contingency

Our compliance with state and local sales tax regulations is subject to audit by various taxing authorities.  The Office of the Texas Comptroller of Public Accounts (“Comptroller”) has claimed that specific operational processes, which we and others in our industry regularly conduct, result in transactions that are subject to state sales taxes. We and other companies in our industry have disputed these claims based on existing tax statutes which provide for manufacturing exemptions on the transactions in question. The manufacturing exemptions are based on the fact that our natural gas compression equipment is used in the process of preparing natural gas for ultimate use and sale.

The USA Compression Predecessor has several open audits with the Comptroller for certain periods prior to the Transactions Date wherein the Comptroller has challenged the applicability of the manufacturing exemption. Any liability for the periods prior to the Transactions Date is covered by an indemnity between us and ETO.  As of March  31, 2019,  we have recorded a $44.9 million accrued liability and $44.9 million related party receivable from ETO.

For more information, see Note 17 to the consolidated financial statements included in our 2018 Annual Report.

(e) Self-Insurance

Effective January 1, 2019, we became self-insured for medical claims up to certain stop loss limits. Liabilities are accrued for self-insured claims when sufficient information is available to reasonably estimate the amount of the loss. As of March 31, 2019, we have recorded a $0.8 million accrued liability.

(14)  Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (“ASC Topic 326”): Measurement of Credit Losses on Financial Instruments. The amendments to ASC Topic 326 require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets. The amendments in this update are effective for interim and annual periods beginning after January 1, 2020, with early adoption permitted by one year. We plan to adopt this new standard on January 1, 2020 and expect that our adoption of this standard will not have a material impact on our consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (“ASC Subtopic 350-40”): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments to ASC Subtopic 350-40 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments to ASC Subtopic 350-40. The amendments in this update are effective for interim and annual periods beginning on January 1, 2020, with early adoption permitted. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are currently evaluating the impact, if any, of the amendments to ASC Subtopic 350-40 on our consolidated financial statements.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Following the Transactions described in Note 1 to our unaudited condensed consolidated financial statements under Part I, Item 1 of this report, CDM Resource Management LLC and CDM Environmental & Technical Services LLC, which together represent the CDM Compression Business (the “USA Compression Predecessor”), has been determined to be the historical predecessor of USA Compression Partners, LP (the “Partnership”) for financial reporting purposes. The USA Compression Predecessor is considered the predecessor of the Partnership because Energy Transfer  LP (“ET LP”), through its wholly owned subsidiary Energy Transfer Partners, L.L.C., obtained control of the Partnership through its acquisition of USA Compression GP, LLC, the general partner of the Partnership (the “General Partner”).

The closing of the Transactions occurred on April 2, 2018 (the “Transactions Date”) and has been reflected in the consolidated financial statements of the Partnership.

In October 2018, Energy Transfer Equity, L.P. (“ETE”) and Energy Transfer Partners, L.P. (“ETP”) completed the merger of ETP with a wholly owned subsidiary of ETE in a unit-for-unit exchange (the “ETE Merger”).  Following the closing of the ETE Merger, ETE changed its name to “Energy Transfer LP” (“ET LP”) and ETP changed its name to “Energy Transfer Operating, L.P.” (“ETO”). Upon the closing of the ETE Merger, ETE contributed to ETO 100% of the limited liability company interests in the General Partner. References herein to “ETO” refer to ETP for periods prior to the ETE Merger and ETO following the ETE Merger, and references to “ET LP” refer to ETE for periods prior to the ETE Merger and ET LP following the ETE Merger.

You should read this discussion and analysis of financial condition and results of operations in conjunction with the historical financial statements and accompanying notes included elsewhere in this report. All references in this section to the USA Compression Predecessor, as well as the terms “our,” “we,” “us” and “its” refer to the USA Compression Predecessor when used in an historical context or in reference to periods prior to the Transactions Date, unless the context otherwise requires or where otherwise indicated. All references in this section to the Partnership, as well as the terms “our,” “we,” “us” and “its” refer to USA Compression Partners, LP, together with its consolidated subsidiaries, including the USA Compression Predecessor, when used in the present or future tense and for periods subsequent to the Transactions Date, unless the context otherwise requires or where otherwise indicated.

This report contains “forward-looking statements.” All statements other than statements of historical fact contained in this report are forward-looking statements, including, without limitation, statements regarding our plans, strategies, prospects and expectations concerning our business, results of operations and financial condition. You can identify many of these statements by looking for words such as “believe,” “expect,” “intend,” “project,” “anticipate,” “estimate,” “continue,” “if,” “project,” “outlook,” “will,” “could,” “should,” or similar words or the negatives thereof.

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

Factors Affecting the Comparability of our Operating Results

As described above, the USA Compression Predecessor has been deemed to be the accounting acquirer of the Partnership in accordance with applicable business combination accounting guidance, and, as a result, the historical financial statements reflect the results of operations of the USA Compression Predecessor for periods prior to the Transactions Date. Therefore, the Partnership’s future results of operations may not be comparable to the USA Compression Predecessor’s historical results of operations for the reasons described below.

The revenues generated by the Partnership consist of the revenues from compression services as well as related ancillary revenues, including those generated by the USA Compression Predecessor, subsequent to the Transactions Date. The historical revenues included within the Partnership’s financial statements relating to periods prior to the Transactions Date are only comprised of those of the USA Compression Predecessor.

Additionally, selling, general and administrative expenses will not be comparable to the selling, general and administrative expenses previously allocated to the USA Compression Predecessor by ETO. The Partnership’s  selling, general and administrative expenses will also not be comparable to the historical USA Compression Predecessor’s  selling, general and administrative expenses because the Partnership’s  selling, general and administrative expenses will include the expenses associated with being a publicly traded master limited partnership, whereas the USA Compression Predecessor was operated as a component of a larger company.

The Partnership incurs interest on its long-term debt and makes distributions to its unitholders. The USA Compression Predecessor held no long-term debt and had no outstanding publicly traded equity securities. As a result, the Partnership’s long-term debt and related charges will not be comparable to the USA Compression Predecessor’s historical long-term debt and related charges.

Operating Highlights

The following table summarizes certain horsepower and horsepower utilization percentages for the periods presented and excludes certain gas treating assets for which horsepower is not a relevant metric.

	Three Months Ended March 31,
	2019	2018
Fleet horsepower (at period end) (1)	3,619,898	1,748,624
Total available horsepower (at period end) (2)	3,720,023	1,780,399
Revenue generating horsepower (at period end) (3)	3,293,903	1,440,651
Average revenue generating horsepower (4)	3,280,601	1,416,711
Average revenue per revenue generating horsepower per month (5)	$16.45	$15.99
Revenue generating compression units (at period end)	4,595	2,097
Average horsepower per revenue generating compression unit (6)	714	681
Horsepower utilization (7):
At period end	94.5%	88.0%
Average for the period (8)	94.2%	87.6%

(1)

Fleet horsepower is horsepower for compression units that have been delivered to us (and excludes units on order). As of March 31, 2019, we had approximately 103,000 horsepower on order, all of which is expected for delivery throughout 2019.

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

(7)

Horsepower utilization is calculated as (i) the sum of (a) revenue generating horsepower, (b) horsepower in our fleet that is under contract but is not yet generating revenue, and (c) horsepower not yet in our fleet that is under contract, not yet generating revenue and that is subject to a purchase order, divided by (ii) total available horsepower less idle horsepower that is under repair.  Horsepower utilization based on revenue generating horsepower and fleet horsepower as of March 31, 2019 and 2018 was 91.0% and 82.4%, respectively.

(8)

Calculated as the average utilization for the months in the period based on utilization at the end of each month in the period. Average horsepower utilization based on revenue generating horsepower and fleet horsepower for the three months ended March 31, 2019 and 2018 was 90.8% and 81.2%, respectively.

The 107.0% increase in fleet horsepower as of March 31, 2019 over the fleet horsepower as of March 31, 2018 was attributable to the horsepower acquired from the Partnership’s historical assets as well as compression units added to our fleet to meet incremental demand by new and current customers for our compression services. The 131.6% increase in average revenue generating horsepower during the three months ended March 31, 2019 over the three months ended March 31, 2018 was primarily due to the addition of the Partnership’s historical assets, in addition to organic growth in our large horsepower fleet. Average revenue per revenue generating horsepower per month for the three months ended March 31, 2019 increased 2.9%, compared to the three months ended March 31, 2018, primarily due to contracts on new compression units as well as selective price increases on the existing fleet.

The 6.6% increase in average horsepower utilization for the three months ended March 31, 2019 over the three months ended March 31, 2018 is primarily attributable to the higher utilization of the Partnership’s historical fleet that was added to the USA Compression Predecessor’s fleet during 2018, and resulted in an increase in total active horsepower as a percentage of total available horsepower during the three months ended March 31, 2019.

The 9.6% increase in average horsepower utilization based on revenue generating horsepower and fleet horsepower during the three months ended March 31, 2019 over the three months ended March 31, 2018 is primarily attributable to the higher utilization of the Partnership’s fleet that was added to the USA Compression Predecessor’s fleet during 2018, and resulted in an increase in total active horsepower as a percentage of total fleet horsepower during the three months ended March 31, 2019.

Financial Results of Operations

Three months ended March 31, 2019 compared to the three months ended March 31, 2018

The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Three Months Ended March 31,		Percent
	2019	2018	Change
Revenues:
Contract operations	$163,976	$69,807	134.9%
Parts and service	2,684	2,750	(2.4)%
Related party	4,086	3,973	2.8%
Total revenues	170,746	76,530	123.1%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	57,025	37,335	52.7%
Gross operating margin	113,721	39,195	190.1%
Other operating and administrative costs and expenses:
Selling, general and administrative	15,995	7,961	100.9%
Depreciation and amortization	58,924	44,672	31.9%
Loss on disposition of assets	40	10,347	(99.6)%
Impairment of compression equipment	3,234	—	*
Total other operating and administrative costs and expenses	78,193	62,980	24.2%
Operating income (loss)	35,528	(23,785)	249.4%
Other income (expense):
Interest expense, net	(28,857)	—	*
Other	20	(20)	200.0%
Total other expense	(28,837)	(20)	*
Net income (loss) before income tax expense (benefit)	6,691	(23,805)	128.1%
Income tax expense (benefit)	104	(435)	(123.9)%
Net income (loss)	$6,587	$(23,370)	128.2%

*Not meaningful

Contract operations revenue.  The $94.2 million increase in contract operations revenue was primarily attributable to the increase in our operational capability and expanded geographic footprint as a result of the addition of the Partnership’s historical assets. Also, we have experienced a year-to-year increase in demand for our compression services driven by increased operating activity in the oil and gas industry. The Partnership’s historical assets accounted for $89.0 million of contract operations revenue for the three months ended March 31, 2019.  Average revenue generating horsepower increased 131.6% during the three months ended March 31, 2019 over the three months ended March 31, 2018 and average revenue per revenue generating horsepower per month increased 2.9% from $15.99 for the three months ended March 31, 2018 to $16.45 for the three months ended March 31, 2019.

Parts and service revenue.  The $0.1 million decrease in parts and service revenue was primarily attributable to a decrease in maintenance work performed on units at our customers’ locations that are outside the scope of our core maintenance activities, and offered as a courtesy to our customers, and freight and crane charges that are directly reimbursable by customers.  Demand for retail parts and services fluctuates from period to period based on the varying needs of our customers.

Related party revenue.  Related party revenue was materially consistent between periods. The related parties of the USA Compression Predecessor remain related parties of the Partnership because the USA Compression Predecessor’s ultimate parent company obtained control of the Partnership through its control of the General Partner.

Cost of operations, exclusive of depreciation and amortization. The $19.7 million increase in cost of operations was driven by (1) a $12.8 million increase in direct expenses, such as parts, fluids and freight expenses, (2) a $5.4 million increase in direct labor expenses,  (3) a $2.9 million increase in property and other taxes offset by (4) a $3.4 million decrease in indirect expenses. The increase in direct parts, fluids, labor and property taxes is primarily driven by the increase in average revenue generating horsepower during the current period as a result of the addition of the Partnership’s historical assets.

Gross operating margin. The $74.5 million increase in gross operating margin was primarily due to an increase in revenues, partially offset by an increase in cost of operations, exclusive of depreciation and amortization, during the three months ended March  31, 2019 due to the addition of the Partnership’s historical assets.

Selling, general and administrative expense.  The $8.0 million increase in selling, general and administrative expense for the three months ended March 31, 2019 was primarily attributable to (1) a $5.1 million increase in payroll and benefits expenses, (2) a $1.9 million increase in professional fees expenses, along with (3) a $2.7 million increase in unit-based compensation expense offset by (4) a $1.6 million decrease in other miscellaneous expenses. Unit-based compensation expense increased primarily due to the difference in the number of outstanding unvested phantom units of the USA Compression Predecessor as of March 31, 2018 compared to the Partnership as of March 31, 2019. Payroll and benefits expenses and professional fees increased due to the addition of the Partnership’s historical assets. Other miscellaneous expenses decreased primarily due to the expense allocation to the USA Compression Predecessor for the three months ended March 31, 2018.

Depreciation and amortization expense.  The $14.3 million increase in depreciation and amortization expense was primarily a result of $19.0 million in depreciation and amortization expense attributable to the addition of the Partnership’s historical assets, which were adjusted to fair value in connection with the Transactions, offset by a $15.2 million decrease in depreciation expense to conform the useful lives used by the USA Compression Predecessor to those used by the Partnership.  The remaining change in depreciation and amortization expense was primarily related to an increase in the USA Compression Predecessor’s gross property and equipment balances during the three months ended March 31, 2019 compared to gross balances during the three months ended March 31, 2018.

Interest expense, net. The $28.9 million increase in interest expense, net was primarily attributable to interest expense incurred on $1.5 billion of 6.875% senior notes and on outstanding borrowings under the Credit Agreement for which there were no comparable borrowings by the USA Compression Predecessor in the prior period. The interest rate applicable to borrowings under the Credit Agreement was 5.17% at March 31, 2019, and the weighted-average interest rate was 5.07% for the three months ended March 31, 2019. Average outstanding borrowings under the Credit Agreement were  $852.6 million for the three months ended March 31, 2019.

Other Financial Data

The following table summarizes other financial data for the periods presented (dollars in thousands):

	Three Months Ended March 31,			Percent
Other Financial Data: (1)	2019		2018 (3)	Change
Gross operating margin	$113,721		$39,195	190.1%
Gross operating margin percentage (2)	66.6%		51.2%	11.5%
Adjusted EBITDA	$101,377		$31,649	220.3%
Adjusted EBITDA percentage (2)	59.4%		41.4%	12.9%
DCF	$54,852		$22,436	144.5%
DCF Coverage Ratio	1.16	x
Cash Coverage Ratio	1.16	x

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

(3)

Amounts attributed to the USA Compression Predecessor are calculated using the same definitions used by the Partnership. DCF Coverage Ratio and Cash Coverage Ratio are not applicable to the USA Compression Predecessor as the USA Compression Predecessor had no outstanding common units for the period.

Adjusted EBITDA. Adjusted EBITDA during the three months ended March 31, 2019 increased $69.7 million, or 220.3%, over the three months ended March 31, 2018,  driven by the addition of the Partnership’s historical assets which was the primary cause of a $74.5 million increase in gross operating margin and partially offset by a $4.6 million increase in selling, general and administrative expenses, excluding transaction expenses and unit-based compensation expense during the three months ended March 31, 2019.

DCF. The $32.4 million, or 144.5%, increase in DCF during the three months ended March 31, 2019 over the three months ended March 31, 2018 was driven by the addition of the Partnership’s historical assets which was the primary cause of (1) a $74.5 million increase in gross operating margin offset by (2) a $27.2 million increase in cash interest expense, net, (3) $12.2 million of distributions to our Preferred Unitholders, and (4) a  $4.6 million increase in selling, general and administrative expenses, excluding transaction expenses and unit-based compensation expense.  Additionally, maintenance capital expenditures were lower by $2.3 million for the three months ended March 31, 2019. The USA Compression Predecessor had no outstanding debt on which cash interest expense was paid in the prior period. The increase in selling, general and administrative expenses was primarily due to additional activity as a result of the combination of the Partnership’s legacy operations and the USA Compression Predecessor.

Coverage Ratios. Historical coverage ratios are not applicable as the USA Compression Predecessor had no outstanding common units for the period.

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

We believe cash generated by operating activities and, where necessary, borrowings under the Credit Agreement will be sufficient to service our debt, fund working capital, fund our estimated expansion capital expenditures, fund our maintenance capital expenditures and pay distributions through the remainder of 2019. Because we distribute all of our available cash, which excludes prudent operating reserves, we expect to fund any future expansion capital expenditures or acquisitions primarily with capital from external financing sources, such as borrowings under the Credit Agreement and issuances of debt and equity securities, including under the DRIP.

Cash Flows

The following table summarizes our sources and uses of cash for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$47,769	$18,867
Net cash used in investing activities	$(34,653)	$(45,824)
Net cash provided by (used in) financing activities	$(12,988)	$28,520

Net cash provided by operating activities. The $28.9 million increase in net cash provided by operating activities for the three months ended March 31, 2019 was due primarily to  a $42.1 million increase in net income, as adjusted for non-cash items, as a result of the addition of the Partnership’s historical assets. This increase in net income was partially offset by payments for accrued interest and accrued bonus during the three months ended March 31, 2019.

Net cash used in investing activities.  Net cash used in investing activities for the three months ended March 31, 2019 and 2018 of $36.3 million and $51.7 million, respectively, related to purchases of new compression units, related equipment, and reconfiguration costs. Net cash provided by investing activities for the three months ended March 31, 2019 and 2018 of $0.3 million and $5.8 million, respectively, related to proceeds from disposition of property and equipment. Net cash provided by investing activities for the three months ended March 31, 2019 also included $1.4 million from insurance proceeds on compression units previously damaged.

Net cash provided by (used in) financing activities. During the three months ended March  31, 2019, we received $750 million (before fees and expenses) from the issuance of the Senior Notes 2027.  Additionally, and in connection with the issuance of the Senior Notes 2027, we paid fees and expenses of $13.1 million. We used the net proceeds to reduce our borrowings under the Credit Agreement.  During the three months ended March 31, 2019, we also paid cash related to the net settlement of unit-based equity awards under our long-term incentive plan in the amount of $1.4 million, made cash distributions to our common unitholders of $47.7 million and made cash distributions to our Preferred Unitholders of $12.2 million.

During the three months ended March 31, 2018, the USA Compression Predecessor received  $28.5 million in intercompany distributions from its former parent company.

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

We classify capital expenditures as maintenance or expansion on an individual asset basis.  Over the long term, we expect that our maintenance capital expenditure requirements will continue to increase as the overall size and age of our fleet increases. Our aggregate maintenance capital expenditures for the three months ended March 31, 2019 and 2018 were $6.9 million and $9.2 million, respectively. We currently plan to spend approximately $25 million in maintenance capital expenditures for the year 2019, including parts consumed from inventory.

Without giving effect to any equipment we may acquire pursuant to any future acquisitions, we currently have budgeted between $140 million and $150 million in expansion capital expenditures for the year 2019. Our expansion capital expenditures for the three months ended March 31, 2019 and 2018 were $33.0 million and $27.1 million, respectively. As of March 31, 2019, we had binding commitments to purchase $84.5 million of additional compression units and serialized parts, which are expected to be delivered throughout 2019.

Revolving Credit Facility

As of March 31, 2019, we were in compliance with all of our covenants under the Credit Agreement. As of March 31, 2019, we had outstanding borrowings under the Credit Agreement of $361.4 million, $1.2 billion of borrowing base availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $492.7 million.

As of May 3, 2019, we had outstanding borrowings under the Credit Agreement of $330.0  million.

For a more detailed description of the Credit Agreement,  see Note 8 to our unaudited condensed consolidated financial statements under Part I, Item 1 of this report and Note 10 to the consolidated financial statements included in our 2018 Annual Report.

Senior Notes 2026

On March 23, 2018, the Partnership and Finance Corp co-issued $725.0 million aggregate principal amount of senior notes due on April 1, 2026 (the “Senior Notes 2026”). The Senior Notes 2026 accrue interest at the rate of 6.875% per year. Interest on the Senior Notes 2026 is payable semi-annually in arrears on each of April 1 and October 1.  The Senior Notes 2026 were used to fund a portion of the CDM Acquisition completed on the Transactions Date.

For a more detailed description of the Senior Notes 2026, see Note 8 to our unaudited condensed consolidated financial statements under Part I, Item 1 of this report and Note 10 to the consolidated financial statements included in our 2018 Annual Report.

Senior Notes 2027

On March 7, 2019, the Partnership and Finance Corp co-issued $750.0 million aggregate principal amount of senior notes due on September 1, 2027 (the “Senior Notes 2027”). The Senior Notes 2027 accrue interest from March 7, 2019 at the rate of 6.875% per year. Interest on the Senior Notes 2027 is payable semi-annually in arrears on each of March 1 and September 1, commencing on September 1, 2019.  Net proceeds from the Senior Notes 2027 were used to reduce our outstanding borrowings under the Credit Agreement.

For a more detailed description of the Senior Notes 2027, see Note 8 to our unaudited condensed consolidated financial statements under Part I, Item 1 of this report.

Distribution Reinvestment Plan

During the three months ended March 31, 2019, distributions of $0.3 million were reinvested under the Distribution Reinvestment Plan (“DRIP”) resulting in the issuance of 16,714 common units. Such distributions are treated as non-cash transactions in the accompanying Unaudited Condensed Consolidated Statements of Cash Flows included under Part I, Item 1 of this report.

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

The following table reconciles gross operating margin to operating income (loss), its most directly comparable GAAP financial measure, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenues:
Contract operations	$163,976	$69,807
Parts and service	2,684	2,750
Related party	4,086	3,973
Total revenues	170,746	76,530
Cost of operations, exclusive of depreciation and amortization	57,025	37,335
Gross operating margin	113,721	39,195
Other operating and administrative costs and expenses:
Selling, general and administrative	15,995	7,961
Depreciation and amortization	58,924	44,672
Loss on disposition of assets	40	10,347
Impairment of compression equipment	3,234	—
Total other operating and administrative costs and expenses	78,193	62,980
Operating income (loss)	$35,528	$(23,785)

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

Because we use capital assets, depreciation, impairment of compression equipment, loss (gain) on disposition of assets and the interest cost of acquiring compression equipment are also necessary elements of our costs. Unit-based compensation expense related to equity awards to employees is also a necessary component of our business. Therefore, measures that exclude these elements have material limitations. To compensate for these limitations, we believe that it is important to consider both net income (loss) and net cash provided by operating activities determined under GAAP, as well as Adjusted EBITDA, to evaluate our financial performance and our liquidity. Our Adjusted EBITDA excludes some, but not all, items that affect net income (loss) and net cash provided by operating activities, and these measures may vary among companies. Management compensates for the limitations of Adjusted EBITDA as an analytical tool by reviewing the comparable GAAP measures, understanding the differences between the measures and incorporating this knowledge into their decision making processes.

The following table reconciles Adjusted EBITDA to net income (loss) and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$6,587	$(23,370)
Interest expense, net	28,857	—
Depreciation and amortization	58,924	44,672
Income tax expense (benefit)	104	(435)
EBITDA	$94,472	$20,867
Impairment of compression equipment (1)	3,234	—
Interest income on capital lease	194	—
Unit-based compensation expense (2)	3,134	435
Transaction expenses for acquisitions (3)	86	—
Severance charges	217	—
Loss on disposition of assets	40	10,347
Adjusted EBITDA	$101,377	$31,649
Interest expense, net	(28,857)	—
Income tax expense (benefit)	(104)	435
Interest income on capital lease	(194)	—
Non-cash interest expense	1,680	—
Transaction expenses for acquisitions	(86)	—
Severance charges	(217)	—
Other	14	(627)
Changes in operating assets and liabilities	(25,844)	(12,590)
Net cash provided by operating activities	$47,769	$18,867

(1)	Represents non-cash charges incurred to write down long-lived assets with recorded values that are not expected to be recovered through future cash flows.

(2)

For the three months ended March 31, 2019, unit-based compensation expense included $0.7 million of cash payments related to quarterly payments of distribution equivalent rights on outstanding phantom unit awards and $0.3 million related to the cash portion of any settlement of phantom unit awards upon vesting. The remainder of the unit-based compensation expense for both periods was related to non-cash adjustments to the unit-based compensation liability.

(3)	Represents certain transaction expenses related to potential and completed acquisitions and other items. We believe it is useful to investors to exclude these fees.

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

Because we use capital assets, depreciation, impairment of compression equipment, loss (gain) on disposition of assets, the interest cost of acquiring compression equipment and maintenance capital expenditures are necessary elements of our costs. Unit-based compensation expense related to equity awards to employees is also a necessary component of our business. Therefore, measures that exclude these elements have material limitations. To compensate for these limitations, we believe that it is important to consider both net income (loss) and net cash provided by operating activities determined under GAAP, as well as DCF, to evaluate our financial performance and our liquidity. Our DCF excludes some, but not all, items that affect net income (loss) and net cash provided by operating activities, and these measures may vary among companies. Management compensates for the limitations of DCF as an analytical tool by reviewing the comparable GAAP measures, understanding the differences between the measures and incorporating this knowledge into their decision making processes.

The following table reconciles DCF to net income (loss) and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$6,587	$(23,370)
Non-cash interest expense	1,680	—
Non-cash income tax expense (benefit)	14	(435)
Depreciation and amortization	58,924	44,672
Unit-based compensation expense (1)	3,134	435
Impairment of compression equipment (2)	3,234	—
Transaction expenses for acquisitions (3)	86	—
Severance charges	217	—
Proceeds from insurance recovery	44	—
Loss on disposition of assets	40	10,347
Distributions on Preferred Units	(12,187)	—
Maintenance capital expenditures (4)	(6,921)	(9,213)
DCF	$54,852	$22,436
Maintenance capital expenditures	6,921	9,213
Changes in operating assets and liabilities	(25,844)	(12,590)
Transaction expenses for acquisitions	(86)	—
Severance charges	(217)	—
Distributions on Preferred Units	12,187	—
Other	(44)	(192)
Net cash provided by operating activities	$47,769	$18,867

(1)

For the three months ended March 31, 2019, unit-based compensation expense included $0.7 million of cash payments related to quarterly payments of distribution equivalent rights on outstanding phantom unit awards and $0.3 million related to the cash portion of any settlement of phantom unit awards upon vesting. The remainder of the unit-based compensation expense for both periods was related to non-cash adjustments to the unit-based compensation liability.

(2)	Represents non-cash charges incurred to write down long-lived assets with recorded values that are not expected to be recovered through future cash flows.

(3)	Represents certain transaction expenses related to potential and completed acquisitions and other items. We believe it is useful to investors to exclude these fees.

(4)

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

The following table summarizes certain coverage ratios for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2019	2018 (4)
DCF	$54,852	$22,436

Distributions for DCF Coverage Ratio (1)	$47,333

Distributions reinvested in the DRIP (2)	$226

Distributions for Cash Coverage Ratio (3)	$47,107

DCF Coverage Ratio	1.16

Cash Coverage Ratio	1.16

(1)	Represents distributions to the holders of our common units as of the record date.

(2)	Represents distributions to holders enrolled in the DRIP as of the record date.

(3)	Represents cash distributions declared for common units not participating in the DRIP.

(4)	DCF Coverage Ratio and Cash Coverage Ratio are not applicable to the USA Compression Predecessor as the USA Compression Predecessor had no outstanding common units for the period.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing activities.

Recent Accounting Pronouncements

For discussion on specific recent accounting pronouncements affecting us, see Note 14 to our unaudited condensed consolidated financial statements under Part I, Item 1 of this report.

ITEM 3.Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to any natural gas or crude oil in connection with our services and, accordingly, have no direct exposure to fluctuating commodity prices. However, the demand for our compression services depends upon the continued demand for, and production of, natural gas and crude oil. Sustained changes in natural gas or crude oil prices over the long term could result in a decline in the production of natural gas or crude oil, which could result in reduced demand for our compression services. We do not intend to hedge our indirect exposure to fluctuating commodity prices. A 1% decrease in average revenue generating horsepower of our active fleet during the three months ended March 31, 2019 would have resulted in a decrease of approximately $6.5 million and $4.3 million in our revenue and gross operating margin, respectively. Gross operating margin is a non-GAAP financial measure. For a reconciliation of gross operating margin to net income (loss), its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read “Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” of this report.

Interest Rate Risk

We are exposed to market risk due to variable interest rates under our financing arrangements.

As of March 31, 2019 we had $361.4 million of variable-rate outstanding indebtedness at a weighted-average interest rate of 5.07%. A 1% increase or decrease in the effective interest rate on our variable-rate outstanding debt at March 31, 2019 would result in an annual increase or decrease in our interest expense of approximately $3.6 million.

For further information regarding our exposure to interest rate fluctuations on our debt obligations, see Note 8 to our unaudited condensed consolidated financial statements under Part I, Item 1 of this report. Although we do not currently hedge our variable rate debt, we may, in the future, hedge all or a portion of such debt.

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

ITEM 4.Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2019 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

In connection with our adoption of ASC Topic 842 effective January 1, 2019, we have made appropriate design and implementation updates to our business processes, systems and internal controls to support recognition and disclosure under the new standard. Our adoption and implementation of ASC Topic 842 is discussed in Note 2 and Note 7 to the unaudited condensed consolidated financial statements included in “Item 1. Financial Statements.”

There were no changes, other than those discussed above, in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.Legal Proceedings

From time to time, we may be involved in various legal or governmental proceedings and litigation arising in the ordinary course of business. In management’s opinion, the resolution of such matters is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A.Risk Factors

Security holders and potential investors in our securities should carefully consider the risk factors set forth in Part I, “Item 1A. Risk Factors” of our 2018 Annual Report. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

ITEM 6.Exhibits

The following documents are filed, furnished or incorporated by reference as part of this report:

Exhibit No.		Description
3.1

Certificate of Limited Partnership of USA Compression Partners, LP (incorporated by reference to Exhibit 3.1 to Amendment No. 3 of the Partnership’s registration statement on Form S-1 (Registration No. 333-174803) filed on December 21, 2011)

3.2

Second Amended and Restated Agreement of Limited Partnership of USA Compression Partners, LP (incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on April 6, 2018)

4.1

Indenture, dated as of March 7, 2019 by and among USA Compression Partners, LP, USA Compression Finance Corp., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on March 7, 2019)

4.2

Registration Rights Agreement, dated as of March 7, 2019, by and among USA Compression Partners, LP, USA Compression Finance Corp., the subsidiary guarantors named therein and J.P. Morgan Securities LLC, as representative of the initial purchasers named therein (incorporated by reference to Exhibit 4.3 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on March 7, 2019)

10.1	†

USA Compression Partners, LP Amended and Restated Annual Cash Incentive Plan (incorporated by reference to Exhibit 10.21 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-35779) filed on February 19, 2019)

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

May 7, 2019	USA Compression Partners, LP

	By:	USA Compression GP, LLC
its General Partner

	By:	/s/ Matthew C. Liuzzi
Matthew C. Liuzzi
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

	By:	/s/ G. Tracy Owens
G. Tracy Owens
Vice President, Finance and Chief Accounting Officer
(Principal Accounting Officer)