Form 10-Q
period 2019-06-30
USA Compression Partners, LP
filed 2019-08-06
CIK 1522727

c

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ⌧  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ⌧	Accelerated filer ◻

Non-accelerated filer ◻	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ◻  No ⌧

As of August 2, 2019, there were 96,600,171 common units outstanding.

i

PART I.  FINANCIAL INFORMATION

ITEM 1.Financial Statements

USA COMPRESSION PARTNERS, LP

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$2	$99
Accounts receivable, net:
Trade, net	90,348	75,572
Other	3,914	3,809
Related party receivables	47,009	47,661
Inventory	95,532	89,007
Prepaid expenses and other assets	3,781	1,592
Total current assets	240,586	217,740
Installment receivable	4,962	6,924
Property and equipment, net	2,499,694	2,521,488
Identifiable intangible assets, net	377,860	392,550
Goodwill	619,411	619,411
Other assets	17,158	16,536
Total assets	$3,759,671	$3,774,649
Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$24,885	$23,804
Related party payables	—	395
Accrued liabilities	112,119	94,028
Deferred revenue	39,993	31,372
Total current liabilities	176,997	149,599
Long-term debt, net	1,811,106	1,759,058
Other liabilities	14,400	9,827
Total liabilities	2,002,503	1,918,484
Preferred Units	477,309	477,309
Commitments and contingencies
Partners’ capital:
Limited partner interest:
Common units, 90,202 and 89,984 units issued and outstanding, respectively	1,197,532	1,289,731
Class B Units, 6,398 units issued and outstanding as of each period	68,348	75,146
Warrants	13,979	13,979
Total partners’ capital	1,279,859	1,378,856
Total liabilities and partners’ capital	$3,759,671	$3,774,649

See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Contract operations	$162,937	$155,261	$326,913	$225,068
Parts and service	4,400	7,074	7,084	9,824
Related party	6,338	4,563	10,424	8,536
Total revenues	173,675	166,898	344,421	243,428
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	56,245	57,533	113,270	94,868
Selling, general and administrative	16,210	27,177	32,205	35,138
Depreciation and amortization	56,783	52,868	115,707	97,540
Loss on disposition of assets	1,546	731	1,586	11,078
Impairment of compression equipment	—	—	3,234	—
Total costs and expenses	130,784	138,309	266,002	238,624
Operating income	42,891	28,589	78,419	4,804
Other income (expense):
Interest expense, net	(32,679)	(25,682)	(61,536)	(25,682)
Other	12	19	32	(1)
Total other expense	(32,667)	(25,663)	(61,504)	(25,683)
Net income (loss) before income tax expense (benefit)	10,224	2,926	16,915	(20,879)
Income tax expense (benefit)	275	(271)	379	(706)
Net income (loss)	9,949	3,197	16,536	(20,173)
Less: distributions on Preferred Units	(12,188)	(12,054)	(24,375)	(12,054)
Net loss attributable to common and Class B unitholders’ interests	$(2,239)	$(8,857)	$(7,839)	$(32,227)

Net income (loss) attributable to:
Common units	$1,047	$(5,131)	$(1,041)	$(24,417)
Class B Units	$(3,286)	$(3,726)	$(6,798)	$(7,810)

Weighted average common units outstanding - basic	90,209	89,906	90,135	58,722

Weighted average common units outstanding - diluted	90,421	89,906	90,135	58,722

Weighted average Class B Units outstanding - basic and diluted	6,398	6,398	6,398	6,398

Basic and diluted net income (loss) per common unit	$0.01	$(0.06)	$(0.01)	$(0.42)

Basic and diluted net loss per Class B Unit	$(0.51)	$(0.58)	$(1.06)	$(1.22)

Distributions declared per common unit for respective periods	$0.525	$0.525	$1.05	$0.525

See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP

Unaudited Condensed Consolidated Statements of Changes in Partners’ Capital

And Predecessor Parent Company Net Investment

(in thousands, except per unit amounts)

	For the Six Months Ended June 30, 2019
				Predecessor Parent
				Company Net
	Common Units	Class B Units	Warrants	Investment	Total
Balance, December 31, 2018	$1,289,731	$75,146	$13,979	$—	$1,378,856
Vesting of phantom units	2,393	—	—	—	2,393
Distributions and distribution equivalent rights, $0.525 per unit	(47,259)	—	—	—	(47,259)
Issuance of common units under the DRIP	252	—	—	—	252
Net loss	(2,088)	(3,512)	—	—	(5,600)
Balance, March 31, 2019	$1,243,029	$71,634	$13,979	$—	$1,328,642
Vesting of phantom units	580	—	—	—	580
Distributions and distribution equivalent rights, $0.525 per unit	(47,351)	—	—	—	(47,351)
Issuance of common units under the DRIP	227	—	—	—	227
Net income (loss)	1,047	(3,286)	—	—	(2,239)
Balance, June 30, 2019	$1,197,532	$68,348	$13,979	$—	$1,279,859

	For the Six Months Ended June 30, 2018
				Predecessor Parent
				Company Net
	Common Units	Class B Units	Warrants	Investment	Total
Balance, December 31, 2017	$—	$—	$—	$1,664,870	$1,664,870
Predecessor net loss	—	—	—	(23,370)	(23,370)
Predecessor parent company net contribution	—	—	—	26,730	26,730
Balance, March 31, 2018	$—	$—	$—	$1,668,230	$1,668,230
Allocation of Predecessor parent company net investment	1,668,230	—	—	(1,668,230)	—
Deemed distribution for additional interest in USA Compression Predecessor	(37,178)	—	—	—	(37,178)
Purchase Price Adjustment for USA Compression Partners, LP	(654,340)	—	—	—	(654,340)
Conversion of GP interest	135,440	—	—	—	135,440
Issuance of common units for acquisition	324,910	—	—	—	324,910
Issuance of Class B units	—	86,125	—	—	86,125
Issuance of Warrants	—	—	13,979	—	13,979
Vesting of phantom units	5,193	—	—	—	5,193
Distributions and DERs	(47,217)	—	—	—	(47,217)
Issuance of common units under the DRIP	212	—	—	—	212
Net loss for the period April 2, 2018 to June 30, 2018	(5,131)	(3,726)	—	—	(8,857)
Balance, June 30, 2018	$1,390,119	$82,399	$13,979	$—	$1,486,497

See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$16,536	$(20,173)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	115,707	97,540
Bad debt expense	300	283
Amortization of debt issuance costs	3,655	2,039
Unit-based compensation expense	5,840	8,999
Deferred income tax expense (benefit)	200	(825)
Loss on disposition of assets	1,586	11,078
Impairment of compression equipment	3,234	—
Changes in assets and liabilities:
Accounts receivable and related party receivables, net	(12,567)	(50,836)
Inventory	(14,864)	2,919
Prepaid expenses and other current assets	(2,189)	5,792
Other noncurrent assets	987	(56)
Other noncurrent liabilities	(8)	—
Accounts payable and related party payables	(1,264)	(4,597)
Accrued liabilities and deferred revenue	30,433	42,207
Net cash provided by operating activities	147,586	94,370
Cash flows from investing activities:
Capital expenditures, net	(87,821)	(149,363)
Proceeds from disposition of property and equipment	8,855	6,433
Proceeds from insurance recovery	3,017	—
Acquisitions of USA Compression Predecessor	—	(1,232,546)
Assumed cash acquired in business combination of USA Compression Partners, LP	—	710,506
Net cash used in investing activities	(75,949)	(664,970)
Cash flows from financing activities:
Proceeds from revolving credit facility	413,775	261,425
Proceeds from senior notes	750,000	—
Payments on revolving credit facility	(1,099,970)	(130,486)
Proceeds from issuance of Preferred Units and Warrants, net	—	479,100
Cash paid related to net settlement of unit-based awards	(1,692)	(4,438)
Cash distributions on common units	(95,453)	(47,392)
Cash distributions on Preferred Units	(24,375)	—
Financing costs	(13,468)	(17,615)
Other	(551)	—
Contributions from Parent, net	—	28,520
Net cash provided by (used in) financing activities	(71,734)	569,114
Decrease in cash and cash equivalents	(97)	(1,486)
Cash and cash equivalents, beginning of period	99	4,013
Cash and cash equivalents, end of period	$2	$2,527
Supplemental cash flow information:
Cash paid for interest, net of capitalized amounts	$44,346	$10,063
Cash paid for taxes	$171	$183
Supplemental non-cash transactions:
Non-cash distributions to certain common unitholders (DRIP)	$479	$212
Transfers to (from) inventory to property and equipment	$8,316	$(12,612)
Change in capital expenditures included in accounts payable and accrued liabilities	$(434)	$(32,580)
Financing costs included in accounts payable and accrued liabilities	$49	$—
Predecessor’s non-cash contribution to Predecessor’s Parent	$—	$(1,790)

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

In the opinion of our management, such financial information reflects all normal recurring adjustments necessary for a fair presentation of these interim unaudited condensed consolidated financial statements in accordance with GAAP. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2018 filed on February 19, 2019 (our “2018 Annual Report”).

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

Capitalized interest is calculated by multiplying the Partnership’s monthly effective interest rate on outstanding debt by the amount of qualifying costs, which include upfront payments to acquire certain compression units. Capitalized interest was $0.2 million and $0.4 million for the three and six months ended June 30, 2019, respectively, and $0.1 million for the three and six months ended June 30, 2018.

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

Refer to Note 5 for more detailed information about impairment charges during the six months ended June 30, 2019.

Identifiable Intangible Assets

Identifiable intangible assets are recorded at cost and amortized using the straight-line method over their estimated useful lives, which is the period over which the assets are expected to contribute directly or indirectly to our future cash flows. The estimated useful lives of our intangible assets range from 15 to 25 years.

We assess identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We did not record any impairment of identifiable intangible assets during the three and six months ended June 30, 2019 and 2018.

Goodwill

Goodwill represents consideration paid in excess of the fair value of the identifiable net assets acquired in a business combination. Goodwill is not amortized, but is reviewed for impairment annually based on the carrying values as of October 1, or more frequently if impairment indicators arise that suggest the carrying value of goodwill may not be recovered.

We did not record any impairment of goodwill during the three and six months ended June 30, 2019 and 2018.

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

As of June 30, 2019, our financial instruments consisted primarily of cash and cash equivalents, trade accounts receivable, trade accounts payable and long-term debt. The book values of cash and cash equivalents, trade accounts receivable and trade accounts payable are representative of fair value due to their short-term maturities. The carrying amount of our revolving credit facility approximates fair value due to the floating interest rates associated with the debt.

The fair value of our Senior Notes 2026 and Senior Notes 2027, both defined in Note 8, were estimated using quoted prices in inactive markets and are considered Level 2 measurements.

The following table summarizes the aggregate principal amount and fair value of these assets and liabilities (in thousands):

	June 30, 2019	December 31, 2018
	Level 2	Level 2
Senior Notes 2026, aggregate principal	$725,000	$725,000
Fair value of Senior Notes 2026	765,781	696,000
Senior Notes 2027, aggregate principal	$750,000	$—
Fair value of Senior Notes 2027	790,313	—

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

Cumulative-effect adjustments made to the opening balance sheet at January 1, 2019 were as follows (in thousands):

		Balance at
		December 31,	Adjustments
		2018, as	Due to	Balance at
	Balance Sheet	Previously	ASC Topic 842	January 1,
Assets (liabilities)	Line Item	Reported	(Leases)	2019
Operating lease right-of-use assets	Other assets	$—	$3,502	$3,502
Operating lease liabilities, current	Accrued liabilities	—	(2,015)	(2,015)
Operating lease liabilities, long-term	Other liabilities	—	(1,706)	(1,706)

Additional disclosures related to lease accounting are included in Note 7.

(3)  Trade Accounts Receivable

The allowance for doubtful accounts, which was $1.8 million and $1.7 million at June 30, 2019 and December 31, 2018, respectively, is our best estimate of the amount of probable credit losses included in our existing accounts receivable.

During the three months ended June 30, 2019, we recognized bad debt expense of $0.3 million and wrote-off $0.1 million of receivables on accounts previously reserved, resulting in a $0.2 million increase in our allowance for doubtful accounts. During the six months ended June 30, 2019, we recognized bad debt expense of $0.3 million and wrote-off $0.2 million of receivables on accounts previously reserved, resulting in a $0.1 million increase in our allowance for doubtful accounts.

During the three and six months ended June 30, 2018, we increased our allowance for doubtful accounts by $0.7 million and $0.3 million, respectively, due primarily to estimated uncollectible amounts from customers of the USA Compression Predecessor.

(4) Inventory

Components of inventory are as follows (in thousands):

	June 30, 2019	December 31, 2018
Serialized parts	$47,451	$45,568
Non-serialized parts	48,081	43,439
Total Inventory	$95,532	$89,007

(5)  Property and Equipment and Identifiable Intangible Assets

Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Compression and treating equipment	$3,312,060	$3,239,831
Furniture and fixtures	1,129	1,129
Automobiles and vehicles	31,313	32,490
Computer equipment	56,421	54,806
Buildings	8,639	9,314
Land	77	77
Leasehold improvements	6,103	5,377
Total Property and equipment, gross	3,415,742	3,343,024
Less: accumulated depreciation and amortization	(916,048)	(821,536)
Total Property and equipment, net	$2,499,694	$2,521,488

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Compression equipment, acquired new	25 years
Compression equipment, acquired used	5 - 25 years
Furniture and fixtures	3 - 10 years
Vehicles and computer equipment	1 - 10 years
Buildings	5 years
Leasehold improvements	5 years

Depreciation expense on property and equipment was $49.4 million and $101.0 million for the three and six months ended June 30, 2019, respectively. We recognized $45.0 million and $84.5 million of depreciation expense on property and equipment for the three and six months ended June 30, 2018, respectively.

As of June 30, 2019 and December 31, 2018, there was $7.5 million and $7.9 million, respectively, of property and equipment purchases in accounts payable and accrued liabilities.

During the three and six months ended June 30, 2019, we recognized $1.5 million and $1.6 million of net losses on disposition of assets, respectively.

During the three and six months ended June 30, 2018, we recognized $0.7 million and $11.1 million of net losses on disposition of assets, respectively. The net loss for the six months ended June 30, 2018 was primarily attributable to disposals of various property and equipment by the USA Compression Predecessor.

During the six months ended June 30, 2019, we evaluated the future deployment of our idle fleet under then-current market conditions.  As a result, we recorded $3.2 million in impairment of compression equipment for the six months ended June 30, 2019. The primary causes for this impairment were: (i) units were not considered marketable in the foreseeable future, (ii) units were subject to excessive maintenance costs or (iii) units were unlikely to be accepted by customers due to certain performance characteristics of the unit, such as the inability to meet then-current quoting criteria without excessive retrofitting costs. These compression units were written down to their respective estimated salvage values, if any.

We did not record any impairment of long-lived assets during the three months ended June 30, 2019 or the three and six months ended June 30, 2018.

Identifiable Intangible Assets

Identifiable intangible assets, net consisted of the following (in thousands):

	Customer
	Relationships	Trade Names	Total
Net Balance at December 31, 2018	$355,161	$37,389	$392,550
Amortization expense	(13,052)	(1,638)	(14,690)
Net Balance at June 30, 2019	$342,109	$35,751	$377,860

Accumulated amortization of intangible assets was $172.8 million and $158.1 million as of June 30, 2019 and December 31, 2018, respectively. The expected amortization of the intangible assets for each of the five succeeding years is $29.4 million.

(6) Other Current Liabilities

As of June 30, 2019, accrued liabilities included $44.9 million of accrued sales tax contingency (Note 13), $30.3 million of accrued interest expense, $11.3 million of accrued payroll and benefits and $7.5 million of accrued capital expenditures.

As of December 31, 2018, accrued liabilities included $44.9 million of accrued sales tax contingency (Note 13), $16.4 million of accrued interest expense, $10.7 million of accrued payroll and benefits and $7.9 million of accrued capital expenditures.

(7) Lease Accounting

Lessee Accounting

We maintain both finance leases and operating leases, primarily related to office space, warehouse facilities and certain corporate equipment. Our leases have remaining lease terms of up to seven years, some of which include options that permit renewals for additional periods.

We determine if an arrangement is a lease at inception. Operating leases are included in other assets, accrued liabilities and other liabilities in our unaudited condensed consolidated balance sheets. Finance leases are included in property and equipment, accrued liabilities and other liabilities in our unaudited condensed consolidated balance sheets.

ROU lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available on the commencement date in determining the present value of lease payments. ROU lease assets also include any lease payments made and exclude lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Variable costs such as our proportionate share of actual costs for utilities, common area maintenance, property taxes and insurance are not included in the lease liability and are recognized in the period in which they are incurred.

For short-term leases (leases that have terms of twelve months or less upon commencement), lease payments are recognized on a straight line basis and no ROU assets are recorded. For certain equipment leases, such as office equipment, we account for the lease and non-lease components as a single lease component.

Components of lease expense consisted of the following (in thousands):

	Income Statement Line Item	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease costs:
Operating lease cost	Cost of operations, exclusive of depreciation and amortization	$282	$655
Operating lease cost	Selling, general and administrative	209	475
Total operating lease costs		491	1,130
Finance lease costs:
Amortization of lease assets	Depreciation and amortization	591	1,410
Short-term lease costs:
Short-term lease cost	Cost of operations, exclusive of depreciation and amortization	77	144
Short-term lease cost	Selling, general and administrative	8	9
Total short-term lease costs		85	153
Variable lease costs:
Variable lease cost	Cost of operations, exclusive of depreciation and amortization	129	146
Variable lease cost	Selling, general and administrative	383	716
Total variable lease costs		512	862
Total lease costs		$1,679	$3,555

Supplemental balance sheet information related to leases consisted of the following (in thousands):

Operating Leases
Assets (liabilities)	Balance Sheet Line Item	June 30, 2019	December 31, 2018
Operating lease ROU assets	Other assets	$2,473	$—
Operating lease liabilities, current	Accrued liabilities	(1,113)	—
Operating lease liabilities, long-term	Other liabilities	(1,482)	—

Finance Leases
Assets (liabilities)	June 30, 2019	December 31, 2018
Property and equipment, gross	$7,268	$7,683
Accumulated depreciation	(5,617)	(4,882)
Property and equipment, net	1,651	2,801
Accrued liabilities	(987)	(1,085)
Other liabilities	(1,821)	(2,114)

Other supplemental information related to leases was as follows:

Weighted Average Remaining Lease Term	June 30, 2019
Operating leases	4 years
Finance leases	4 years

Weighted Average Discount Rate	June 30, 2019
Operating leases	3.2%
Finance leases	2.5%

Supplemental cash flow information related to leases consisted of the following (in thousands):

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(1,198)
Operating cash flows from finance leases	(456)
Financing cash flows from finance leases	(551)
ROU assets obtained in exchange for lease obligations:
Operating leases	$29
Finance leases	259

Maturities of lease liabilities consisted of the following (in thousands):

	Operating Leases	Finance Leases	Total
2019 (remainder)	$860	$510	$1,370
2020	595	814	1,409
2021	390	567	957
2022	276	398	674
2023	241	369	610
Thereafter	405	284	689
Total lease payments	2,767	2,942	5,709
Less: present value discount	(172)	(134)	(306)
Present value of lease liabilities	$2,595	$2,808	$5,403

As of June 30, 2019, we have entered into additional operating leases that have not yet commenced with an estimated present value of $23.7 million. These operating leases will be commencing over the third quarter of 2019 through the first quarter of 2020 and the terms range from seven to ten years.

Lessor Accounting

We granted a bargain purchase option to a customer with respect to certain compressor packages leased to the customer. The bargain purchase option provides the customer with an option to acquire the equipment at a value significantly less than the fair market value at the end of the lease term in 2021.

We accounted for this option as a sales type lease resulting in a current installment receivable included in other accounts receivable of $3.8 million and $3.7 million and a long-term installment receivable of $5.0 million and $6.9 million as of June 30, 2019 and December 31, 2018, respectively.

Revenue and interest income related to the lease is recognized over the lease term. We recognize maintenance revenue within contract operations revenue and interest income within interest expense, net. Maintenance revenue was $0.3 million and $0.6 million, respectively, for the three and six months ended June 30, 2019. Interest income was $0.2 million and $0.4 million, respectively, for the three and six months ended June 30, 2019.

We recognized $0.3 million of maintenance revenue and $0.3 million of interest income for the three and six months ended June 30, 2018.

Lease payments expected to be received subsequent to June 30, 2019 are as follows (in thousands):

Lease Payments
2019 (remainder)	$2,837
2020	5,673
2021	3,356
Total installment receivables	11,866
Less: present value discount	(3,051)
Present value of installment receivables	$8,815

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

(8)  Long-Term Debt

Our long-term debt, of which there is no current portion, consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Revolving credit facility	$363,352	$1,049,547
Senior Notes 2026, aggregate principal	725,000	725,000
Senior Notes 2027, aggregate principal	750,000	—
Less: deferred financing costs, net of amortization	(27,246)	(15,489)
Total Senior Notes, net	1,447,754	709,511
Total long-term debt, net	$1,811,106	$1,759,058

Revolving Credit Facility

As of June 30, 2019, we were in compliance with all of our covenants under the Sixth Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement has an aggregate commitment of $1.6 billion (subject to availability under our borrowing base), with a further potential increase of $400 million, and has a maturity date of April 2, 2023.

As of June 30, 2019, we had outstanding borrowings under the Credit Agreement of $363.4 million, $1.2 billion of borrowing base availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $438.9 million. Our interest rate in effect for all borrowings under the Credit Agreement as of June 30, 2019 was 5.10%, with a weighted average interest rate of 5.06% for the six months ended June 30, 2019. There were no letters of credit issued as of June 30, 2019.

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

The Credit Agreement also contains various financial covenants, including covenants requiring us to maintain:

●	a minimum EBITDA to interest coverage ratio of 2.5 to 1.0, determined as of the last day of each fiscal quarter; and

●

a maximum funded debt to EBITDA ratio, determined as of the last day of each fiscal quarter, for the annualized trailing three months of (a) 5.5 to 1.0 through the end of the fiscal quarter ending December 31, 2019 and (b) 5.00 to 1.0 thereafter, in each case subject to a provision for increases to such thresholds by 0.5 in connection with certain future acquisitions for the six consecutive month period following the period in which any such acquisition occurs.

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

We have no assets or operations independent of our subsidiaries, and there are no significant restrictions upon our ability to obtain funds from our subsidiaries by dividend or loan. Each of the Guarantors is 100% owned by us. None of the assets of our subsidiaries represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act of 1933, as amended (the “Securities Act”).

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

The Preferred Units rank senior to the common units with respect to distributions and rights upon liquidation. The Preferred Unitholders are entitled to receive cumulative quarterly cash distributions equal to $24.375 per Preferred Unit. The distribution attributable to the quarter ended June 30, 2019 will be paid on August 9, 2019 to Preferred Unitholders of record as of the close of business on July 29, 2019.

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

Changes in the Preferred Units balance from December 31, 2018 through June 30, 2019 are summarized below (in thousands):

Preferred Units
Balance at December 31, 2018	$477,309
Net income allocated to Preferred Units	24,375
Cash distributions on Preferred Units	(24,375)
Balance at June 30, 2019	$477,309

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

(10)  Partners’ Capital

Common Units

As of June 30, 2019, we had 90,201,799 common units outstanding. As of June 30, 2019, ETO held 39,658,263 common units, including 8,000,000 common units held by the General Partner and controlled by ETO.

Class B Units

As of June 30, 2019, we had 6,397,965 Class B Units outstanding which represented limited partner interests in the Partnership, all of which were held by ETO. Each Class B Unit automatically converted into one common unit on July 30, 2019. Each Class B Unit had all of the rights and obligations of a common unit except the right to participate in distributions made prior to conversion into a common unit.

Cash Distributions

As the USA Compression Predecessor is deemed to be the predecessor of the Partnership for financial reporting purposes, cash distributions made by the Partnership in periods prior to the Transactions Date are not included within the results of operations presented within the unaudited condensed consolidated financial statements for the six months ended June 30, 2018.

We have declared quarterly distributions per unit to our limited partner unitholders of record, including holders of our common units and phantom units, as follows (dollars in millions, except distribution per unit):

	Distribution per	Amount Paid to	Amount Paid to
	Limited Partner	Common	Phantom	Total
Payment Date	Unit	Unitholders	Unitholders	Distribution
February 8, 2019	$0.525	$47.2	$0.7	$47.9
May 10, 2019	$0.525	$47.3	$0.6	$47.9

Announced Quarterly Distribution

On July 18, 2019, we announced a cash distribution of $0.525 per unit on our common units. The distribution will be paid on August 9, 2019 to common unitholders of record as of the close of business on July 29, 2019.

Distribution Reinvestment Plan

During the six months ended June 30, 2019, distributions of $0.5 million were reinvested under the Distribution Reinvestment Plan (“DRIP”) resulting in the issuance of 30,241 common units.

Earnings Per Unit

The computation of earnings per unit is based on the weighted average number of participating securities outstanding during the applicable period. Basic earnings per unit is determined by dividing net income (loss) allocated to participating securities after deducting the amount distributed on Preferred Units, by the weighted average number of participating securities outstanding during the period. Net income (loss) is allocated to participating securities based on their respective shares of the distributed and undistributed earnings for the period. To the extent cash distributions exceed net income (loss) for the period, the excess distributions are allocated to all participating securities outstanding based on their respective ownership percentages. Diluted earnings per unit are computed using the treasury stock method, which considers the potential issuance of limited partner units associated with our long-term incentive plan and Warrants. The classes of participating securities include common units, Class B Units, and certain equity-based compensation awards. Unvested phantom units and unexercised Warrants are not included in basic earnings per unit, as they are not considered to be participating securities, but are included in the calculation of diluted earnings per unit to the extent that they are dilutive, and in the case of Warrants to the extent they are considered “in the money.” For the three months ended June 30, 2019, approximately 172,000 incremental unvested phantom units and 40,000 incremental warrants represent the differences between our basic and diluted weighted average common units outstanding. For the six months ended June 30, 2019, approximately 86,000 incremental unvested phantom units and 20,000 incremental warrants were excluded from the calculation of diluted earnings per common unit because the impact was anti-dilutive. For the three and six months ended June 30, 2018, approximately 50,000 and 25,000 incremental unvested phantom units, respectively, and 230,000 and 115,000 incremental warrants, respectively, were excluded from the calculation of diluted earnings per common unit because the impact was anti-dilutive.

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

The following table disaggregates our revenue by type of service (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Contract operations revenue	$169,273	$159,574	$337,283	$233,239
Retail parts and services revenue	4,402	7,324	7,138	10,189
Total revenues	$173,675	$166,898	$344,421	$243,428

The following table disaggregates our revenue by timing of provision of services or transfer of goods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Services provided or goods transferred at a point in time	$4,402	$7,324	$7,138	$10,189
Services provided over time:
Primary term	106,066	80,611	203,424	114,407
Month-to-month	63,207	78,963	133,859	118,832
Total revenues	$173,675	$166,898	$344,421	$243,428

Contract assets and trade accounts receivable

We record contract assets when we have completed performance under a contract but our right to consideration is not yet unconditional. We had no contract assets as of June 30, 2019 and December 31, 2018. There were no significant changes to our trade accounts receivable balances due to contract modifications or adjustments, or changes in time frame for a right to consideration to become unconditional during the period.

Deferred revenue

We record deferred revenue when cash payments are received or due in advance of our performance. The increase in the deferred revenue balance for the six months ended June 30, 2019 is primarily driven by cash payments received or due in advance of satisfying our performance obligations under a contract. There was no significant change to our deferred revenue balance as a result of changes in time frame for a performance obligation to be satisfied during the period.

Practical expedients and exemptions

We have elected to apply the practical expedient in ASC 606-10-50-14 and as such do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

o

(12)  Transactions with Related Parties

We provide compression services to entities affiliated with ETO, which as of June 30, 2019 owned approximately 48% of our limited partner interests, including all of the Class B Units and 100% of the General Partner. During the three and six months ended June 30, 2019, we recognized revenue of $6.3 million and $10.4 million, respectively, from such affiliated entities and we recognized revenue of $4.6 million and $8.5 million during the three and six months ended June 30, 2018, respectively. We had $2.1 million and $2.7 million in receivables as of June 30, 2019 and December 31, 2018, respectively, from such affiliated entities. Additionally, the Partnership had a $44.9 million related party receivable from ETO as of June 30, 2019 and December 31, 2018, related to indemnification for sales tax contingencies incurred by the USA Compression Predecessor. See Note 13 for more information related to such sales tax contingencies.

ETO provided certain benefits to the USA Compression Predecessor employees which did not continue following the Transactions Date. ETO provided medical, dental and other healthcare benefits to the USA Compression Predecessor employees. The total amount incurred by ETO for the benefit of the USA Compression Predecessor employees for the six months ended June 30, 2018 was $1.9 million, which was allocated to the USA Compression Predecessor and recorded in operation and maintenance and general and administrative expenses, as appropriate. ETO also provided a matching contribution to the USA Compression Predecessor employees’ 401(k) accounts. The total amount of matching contributions incurred for the benefit of the USA Compression Predecessor employees for the six months ended June 30, 2018 was $0.9 million, which was allocated to the USA Compression Predecessor and recorded in operation and maintenance and general and administrative expenses, as appropriate. ETO also provided a 3% profit sharing contribution to the 401(k) accounts for all USA Compression Predecessor employees with base compensation below a specified threshold. The contribution was in addition to the 401(k) matching contribution and employees became vested in the profit sharing contribution based on years of service.

ETO allocated certain overhead costs associated with general and administrative services, including salaries and benefits, facilities, insurance, information services, human resources and other support departments to the USA Compression Predecessor which did not continue following the Transactions Date. Where costs incurred on the USA Compression Predecessor’s behalf could not be determined by specific identification, the costs were primarily allocated to the USA Compression Predecessor based on an average percentage of fixed assets, net income (loss) and adjusted EBITDA. The USA Compression Predecessor believes these allocations were a reasonable reflection of the utilization of services provided. However, the allocations may not fully reflect the expenses that would have been incurred had the USA Compression Predecessor been a standalone company during the periods presented. During the six months ended June 30, 2018, ETO allocated general and administrative expenses of $1.8 million to the USA Compression Predecessor.

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

(13)  Commitments and Contingencies

(a)  Major Customers

We did not have revenue from any single customer representing 10% or more of total revenue for the three and six months ended June 30, 2019 or 2018.

(b)  Litigation

From time to time, we and our subsidiaries may be involved in various claims and litigation arising in the ordinary course of business. In management’s opinion, the resolution of such matters is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

(c)  Equipment Purchase Commitments

Our future capital commitments are comprised of binding commitments under purchase orders for new compression units and serialized parts ordered but not received. Those commitments as of June 30, 2019 were $82.0 million, which are expected to be settled throughout 2019 and 2020.

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

The USA Compression Predecessor has several open audits with the Comptroller for certain periods prior to the Transactions Date wherein the Comptroller has challenged the applicability of the manufacturing exemption. Any liability for the periods prior to the Transactions Date is covered by an indemnity between us and ETO. As of June 30, 2019, we have recorded a $44.9 million accrued liability and $44.9 million related party receivable from ETO.

For more information, see Note 17 to the consolidated financial statements included in our 2018 Annual Report.

(e)  Self-Insurance

Effective January 1, 2019, we became self-insured for medical claims up to certain stop loss limits. Liabilities are accrued for self-insured claims when sufficient information is available to reasonably estimate the amount of the loss. As of June 30, 2019, we have recorded a $0.7 million accrued liability.

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

Known material factors that could cause our actual results to differ from those in these forward-looking statements are described in Part II, Item 1A (“Risk Factors”) and elsewhere in this report. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:

●	changes in general economic conditions and changes in economic conditions of the crude oil and natural gas industries specifically;

●	competitive conditions in our industry;

●	changes in the long-term supply of and demand for crude oil and natural gas;

●	our ability to realize the anticipated benefits of acquisitions;

●	actions taken by our customers, competitors and third-party operators;

●	the deterioration of the financial condition of our customers;

●	changes in the availability and cost of capital;

●	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;

●	the effects of existing and future laws and governmental regulations; and

●	the effects of future litigation.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Fleet horsepower (at period end) (1)	3,657,362	3,559,987	3,657,362	3,559,987
Total available horsepower (at period end) (2)	3,709,662	3,684,987	3,709,662	3,684,987
Revenue generating horsepower (at period end) (3)	3,259,795	3,156,868	3,259,795	3,156,868
Average revenue generating horsepower (4)	3,270,379	3,137,019	3,275,490	2,276,865
Average revenue per revenue generating horsepower per month (5)	$16.60	$15.77	$16.53	$15.88
Revenue generating compression units (at period end)	4,518	4,811	4,518	4,811
Average horsepower per revenue generating compression unit (6)	720	653	717	668
Horsepower utilization (7):
At period end	94.5%	91.5%	94.5%	91.5%
Average for the period (8)	94.6%	91.5%	94.4%	89.5%

(1)	Fleet horsepower is horsepower for compression units that have been delivered to us (and excludes units on order). As of June 30, 2019, we had approximately 95,000 horsepower on order, all of which is expected for delivery throughout 2019 and 2020.

(2)	Total available horsepower is revenue generating horsepower under contract for which we are billing a customer, horsepower in our fleet that is under contract but is not yet generating revenue, horsepower not yet in our fleet that is under contract but not yet generating revenue and that is subject to a purchase order, and idle horsepower. Total available horsepower excludes new horsepower on order for which we do not have an executed compression services contract.

(3)	Revenue generating horsepower is horsepower under contract for which we are billing a customer.

(4)	Calculated as the average of the month-end revenue generating horsepower for each of the months in the period.

(5)	Calculated as the average of the result of dividing the contractual monthly rate for all units at the end of each month in the period by the sum of the revenue generating horsepower at the end of each month in the period.

(6)	Calculated as the average of the month-end revenue generating horsepower per revenue generating compression unit for each of the months in the period.

(7)	Horsepower utilization is calculated as (i) the sum of (a) revenue generating horsepower, (b) horsepower in our fleet that is under contract but is not yet generating revenue, and (c) horsepower not yet in our fleet that is under contract, not yet generating revenue and that is subject to a purchase order, divided by (ii) total available horsepower less idle horsepower that is under repair. Horsepower utilization based on revenue generating horsepower and fleet horsepower as of June 30, 2019 and 2018 was 89.1% and 88.7%, respectively.

(8)	Calculated as the average utilization for the months in the period based on utilization at the end of each month in the period. Average horsepower utilization based on revenue generating horsepower and fleet horsepower for the three months ended June 30, 2019 and 2018 was 89.9% and 88.3%, respectively. Average horsepower utilization based on revenue generating horsepower and fleet horsepower for the six months ended June 30, 2019 and 2018 was 90.3% and 86.3%, respectively.

The 2.7% increase in fleet horsepower as of June 30, 2019 over the fleet horsepower as of June 30, 2018 was attributable to compression units added to our fleet to meet incremental demand by new and current customers for our compression services. The 4.3% increase in average revenue generating horsepower during the three months ended June 30, 2019 over June 30, 2018 was primarily due to organic growth in our large horsepower fleet. The 43.9% increase in average revenue generating horsepower during the six months ended June 30, 2019 over June 30, 2018 was primarily due to the addition of the Partnership’s historical assets, in addition to organic growth in our large horsepower fleet. The 5.3% increase in average revenue per revenue generating horsepower per month during the three months ended June 30, 2019 over June 30, 2018 was primarily due to contracts on new compression units as well as selective price increases on the existing fleet. The 4.1% increase in average revenue per revenue generating horsepower per month during the six months ended June 30, 2019 over June 30, 2018 was primarily due to the addition of the Partnership’s historical assets, in addition to contracts on new compression units and selective price increases on the existing fleet.

Average horsepower utilization increased to 94.6% during the three months ended June 30, 2019 compared to 91.5% during the three months ended June 30, 2018. The 3.1% increase in average horsepower utilization is primarily attributable to the increased demand for our services commensurate with increased operating activity in the oil and gas industry. The above noted fluctuation describes the change in period end horsepower utilization between the six months ended June 30, 2019 and 2018 as well. Average horsepower utilization increased to 94.4% during the six months ended June 30, 2019 compared to 89.5% during the six months ended June 30, 2018.  The 4.9% increase in average horsepower utilization is primarily attributable to the higher utilization of the Partnership’s fleet that was added to the USA Compression Predecessor’s fleet after the Transactions Date, which resulted in an increase in total active horsepower as a percentage of total fleet horsepower during the six months ended June 30, 2019.

Financial Results of Operations

Three months ended June 30, 2019 compared to the three months ended June 30, 2018

The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Percent
	2019	2018	Change
Revenues:
Contract operations	$162,937	$155,261	4.9%
Parts and service	4,400	7,074	(37.8)%
Related party	6,338	4,563	38.9%
Total revenues	173,675	166,898	4.1%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	56,245	57,533	(2.2)%
Gross operating margin	117,430	109,365	7.4%
Other operating and administrative costs and expenses:
Selling, general and administrative	16,210	27,177	(40.4)%
Depreciation and amortization	56,783	52,868	7.4%
Loss on disposition of assets	1,546	731	111.5%
Total other operating and administrative costs and expenses	74,539	80,776	(7.7)%
Operating income	42,891	28,589	50.0%
Other income (expense):
Interest expense, net	(32,679)	(25,682)	27.2%
Other	12	19	(36.8)%
Total other expense	(32,667)	(25,663)	27.3%
Net income before income tax expense (benefit)	10,224	2,926	249.4%
Income tax expense (benefit)	275	(271)	201.5%
Net income	$9,949	$3,197	211.2%

Contract operations revenue. During the three months ended June 30, 2019, we experienced a year-to-year increase in demand for our compression services driven by increased operating activity in the oil and gas industry, resulting in an increase of $7.7 million in contract operations revenue. Average revenue generating horsepower increased 4.3% during the three months ended June 30, 2019 over June 30, 2018, while average revenue per revenue generating horsepower per month increased from $15.77 for the three months ended June 30, 2018 to $16.60 for the three months ended June 30, 2019, an increase of 5.3%.

Parts and service revenue. The $2.7 million decrease in parts and service revenue was primarily attributable to a decrease in maintenance work performed on units at our customers’ locations that are outside the scope of our core maintenance activities and offered as a courtesy to our customers, and freight and crane charges that are directly reimbursable by customers. Demand for retail parts and services fluctuates from period to period based on the varying needs of our customers.

Related party revenue. Related party revenue was earned through related party transactions in the ordinary course of business with various affiliated entities of ETO. The $1.8 million increase in related party revenue was primarily attributable to additional compression service demand from such affiliates.

Cost of operations, exclusive of depreciation and amortization. The $1.3 million decrease in cost of operations was driven by (1) a $5.3 million decrease in ad valorem tax expense, due primarily from prior year refunds received during the three months ended June 30, 2019 and lower 2019 ad valorem tax rates, and (2) a $2.8 million decrease in retail parts and service expenses, which have a corresponding decrease in parts and service revenue, offset by (3) a $5.0 million increase in direct expenses, such as parts, fluids and freight expenses, and (4) a $2.0 million increase in direct labor expenses. The increase in direct parts, fluids, and labor is primarily driven by the increase in average revenue generating horsepower during the current period.

Gross operating margin. The $8.1 million increase in gross operating margin was primarily due to an increase in revenues and a decrease in cost of operations, exclusive of depreciation and amortization, during the three months ended June 30, 2019 due to the increase in average revenue generating horsepower.

Selling, general and administrative expense. The $11.0 million decrease in selling, general and administrative expense for the three months ended June 30, 2019 was primarily attributable to (1) a $1.8 million decrease in payroll and benefits expenses, (2) a $2.4 million decrease in transaction expenses, (3) a $1.3 million decrease in severance expenses, and (4) a $5.9 million decrease in unit-based compensation expense, offset by (5) a $0.6 million increase in professional fees expenses. The decrease in payroll and benefits expenses are primarily due to a decrease in our selling, general and administrative employee headcount in the three months ended June 30, 2019 compared to June 30, 2018. Transaction expenses and severance expenses were lower during the three months ended June 30, 2019 primarily due to the Transactions completed during the three months ended June 30, 2018. Unit-based compensation expense was lower for the three months ended June 30, 2019 primarily due to the accelerated vesting of certain outstanding phantom units as a result of the change in control associated with the Transactions during the three months ended June 30, 2018, partially offset by an increase in the number of outstanding unvested phantom units as of June 30, 2019 compared to June 30, 2018.

Depreciation and amortization expense. The $3.9 million increase in depreciation and amortization expense was primarily related to an increase in the gross property and equipment balances during the three months ended June 30, 2019 compared to the gross property and equipment balances during the three months ended June 30, 2018, which increase was driven primarily by compression unit purchases to meet demand for our compression services.

Interest expense, net. The $7.0 million increase in interest expense, net was primarily attributable to (1) interest expense incurred on $750.0 million of 6.875% senior notes issued in March 2019, which were used to reduce borrowings under the Credit Agreement, (2) higher overall debt balances for the three months ended June 30, 2019 compared to June 30, 2018, and (3) higher interest rates on borrowings under the Credit Agreement. The interest rate applicable to borrowings under the Credit Agreement was 5.10% and 4.56% at June 30, 2019 and June 30, 2018, respectively, and the weighted-average interest rate was 5.05% and 4.54% for the three months ended June 30, 2019 and June 30, 2018, respectively. Average outstanding borrowings under the Credit Agreement were $355.4 million for the three months ended June 30, 2019 compared to $938.8 million for the three months ended June 30, 2018.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018

The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Six Months Ended June 30,		Percent
	2019	2018	Change
Revenues:
Contract operations	$326,913	$225,068	45.3%
Parts and service	7,084	9,824	(27.9)%
Related party	10,424	8,536	22.1%
Total revenues	344,421	243,428	41.5%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	113,270	94,868	19.4%
Gross operating margin	231,151	148,560	55.6%
Other operating and administrative costs and expenses:
Selling, general and administrative	32,205	35,138	(8.3)%
Depreciation and amortization	115,707	97,540	18.6%
Loss on disposition of assets	1,586	11,078	*
Impairment of compression equipment	3,234	—	*
Total other operating and administrative costs and expenses	152,732	143,756	6.2%
Operating income	78,419	4,804	1,532.4%
Other income (expense):
Interest expense, net	(61,536)	(25,682)	139.6%
Other	32	(1)	*
Total other expense	(61,504)	(25,683)	139.5%
Net income (loss) before income tax expense (benefit)	16,915	(20,879)	181.0%
Income tax expense (benefit)	379	(706)	153.7%
Net income (loss)	$16,536	$(20,173)	182.0%

*Not meaningful

Contract operations revenue. The $101.8 million increase in contract operations revenue during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily attributable to the first three months of 2018 including only the results of the USA Compression Predecessor prior to the Transactions Date. Also, we have experienced a year-to-year increase in demand for our compression services driven by increased operating activity in the oil and gas industry. Average revenue generating horsepower increased 43.9% during the six months ended June 30, 2019 over the six months ended June 30, 2018, primarily from the addition of the Partnership’s historical assets after the Transactions Date, and average revenue per revenue generating horsepower per month increased 4.1% from $15.88 for the six months ended June 30, 2018 to $16.53 for the six months ended June 30, 2019.

Parts and service revenue. The $2.7 million decrease in parts and service revenue was primarily attributable to a decrease in maintenance work performed on units at our customers’ locations that are outside the scope of our core maintenance activities and offered as a courtesy to our customers, and freight and crane charges that are directly reimbursable by customers. Demand for retail parts and services fluctuates from period to period based on the varying needs of our customers.

Related party revenue. Related party revenue was earned through related party transactions in the ordinary course of business with various affiliated entities of ETO. The $1.9 million increase in related party revenue was primarily attributable to additional compression service demand from such affiliates.

Cost of operations, exclusive of depreciation and amortization. The $18.4 million increase in cost of operations was driven by (1) a $17.9 million increase in direct expenses, such as parts, fluids and freight expenses, and (2) a $7.4 million increase in direct labor expenses, offset by (3) a $2.4 million decrease in ad valorem tax expense due primarily to prior year refunds received during the six months ended June 30, 2019 and lower 2019 ad valorem tax rates, and (4) a $2.5 million decrease in retail parts and service expenses, which have a corresponding decrease in parts and service revenue.

The increase in direct parts, fluids and labor is primarily driven by the increase in average revenue generating horsepower during the current period as a result of the addition of the Partnership’s historical assets after the Transactions Date.

Gross operating margin. The $82.6 million increase in gross operating margin was primarily due to an increase in revenues, partially offset by an increase in cost of operations, exclusive of depreciation and amortization, during the six months ended June 30, 2019 due to the addition of the Partnership’s historical assets after the Transactions Date.

Selling, general and administrative expense. The $2.9 million decrease in selling, general and administrative expense for the six months ended June 30, 2019 was primarily attributable to (1) a $3.2 million decrease in unit-based compensation expense, (2) a $2.3 million decrease in transactions expenses, (3) a $1.1 million decrease in severance expenses and (4) a $1.7 million decrease in other miscellaneous expenses, offset by (5) a $3.3 million increase in payroll and benefits expenses, and (6) a $2.5 million increase in professional fees expenses. Unit-based compensation expense was lower for the six months ended June 30, 2019 primarily due to the accelerated vesting of certain outstanding phantom units as a result of the change in control associated with the Transactions during the six months ended June 30, 2018, partially offset by an increase in the number of outstanding unvested phantom units as of June 30, 2019 compared to June 30, 2018. Transaction expenses and severance expenses were lower during the six months ended June 30, 2019 primarily due to the Transactions completed during the six months ended June 30, 2018. Other miscellaneous expenses decreased primarily due to the expense allocation to the USA Compression Predecessor ending after the Transactions Date. Payroll and benefits expenses and professional fees increased due to the addition of the Partnership’s historical assets after the Transactions Date.

Depreciation and amortization expense. The $18.2 million increase in depreciation and amortization expense was primarily the result of the addition of the Partnership’s historical assets on the Transactions Date. The remaining change in depreciation and amortization expense was primarily related to an increase in the gross property and equipment balances during the six months ended June 30, 2019 compared to the gross property and equipment balances during the six months ended June 30, 2018, which increase was driven primarily by compression unit purchases to meet demand for our compression services.

Interest expense, net. The $35.9 million increase in interest expense, net was primarily attributable to (1) higher overall debt balances for the six months ended June 30, 2019 compared to June 30, 2018, as the USA Compression Predecessor had no borrowings prior to the Transactions Date, (2) interest expense incurred on $750.0 million of 6.875% senior notes issued in March 2019, which were used to reduce borrowings under the Credit Agreement, and (3) higher interest rates on borrowings under the Credit Agreement. The interest rate applicable to borrowings under the Credit Agreement was 5.10% and 4.56% at June 30, 2019 and June 30, 2018, respectively, and the weighted-average interest rate was 5.06% for the six months ended June 30, 2019 and 4.54% for the period from the Transactions Date to June 30, 2018. Average outstanding borrowings under the Credit Agreement were $610.1 million for the six months ended June 30, 2019 compared to $938.8 million for the period from the Transactions Date to June 30, 2018.

Other Financial Data

The following table summarizes other financial data for the periods presented (dollars in thousands):

	Three Months Ended June 30,				Percent	Six Months Ended June 30,				Percent
Other Financial Data: (1)	2019		2018		Change	2019		2018		Change
Gross operating margin	$117,430		$109,365		7.4%	$231,151		$148,560		55.6%
Gross operating margin percentage (2)	67.6%		65.5%		3.2%	67.1%		61.0%		10.0%
Adjusted EBITDA	$104,708		$95,438		9.7%	$206,085		$127,087		62.2%
Adjusted EBITDA percentage (2)	60.3%		57.2%		5.4%	59.8%		52.2%		14.6%
DCF	$54,062		$51,422		5.1%	$108,914		$73,858		47.5%
DCF Coverage Ratio	1.14	x	1.09	x	4.6%	1.15	x	1.56	x	(26.3)%
Cash Coverage Ratio	1.15	x	1.09	x	5.5%	1.16	x	1.57	x	(26.1)%
(1)	Gross operating margin, Adjusted EBITDA, Distributable Cash Flow (“DCF”), DCF Coverage Ratio and Cash Coverage Ratio are all non-GAAP financial measures. Definitions of each measure, as well as reconciliations of each measure to its most directly comparable financial measure(s) calculated and presented in accordance with GAAP, can be found below under the caption “—Non-GAAP Financial Measures.”

(2)	Gross operating margin percentage and Adjusted EBITDA percentage are calculated as a percentage of revenue.

Adjusted EBITDA. Adjusted EBITDA during the three months ended June 30, 2019 increased $9.3 million, or 9.7%, over the three months ended June 30, 2018, primarily due to an $8.1 million increase in gross operating margin and a $1.4 million decrease in selling, general and administrative expenses, excluding transaction expenses and unit-based compensation expense during the three months ended June 30, 2019.

Adjusted EBITDA during the six months ended June 30, 2019 increased $79.0 million, or 62.2% over the six months ended June 30, 2018, driven by the addition of the Partnership’s historical assets after the Transactions Date, which was the primary cause of an $82.6 million increase in gross operating margin, and offset by a $3.7 million increase in selling, general and administrative expenses, excluding transaction expenses, unit-based compensation expense and other non-recurring charges, during the six months ended June 30, 2019.

DCF. The $2.6 million, or 5.1%, increase in DCF during the three months ended June 30, 2019 over the three months ended June 30, 2018 was primarily attributable to an $8.1 million increase in gross operating margin and a $1.4 million decrease in selling, general and administrative expenses, excluding transaction expenses and unit-based compensation expense, offset by a $7.1 million increase in cash interest expense, net.

The $35.1 million, or 47.5%, increase in DCF during the six months ended June 30, 2019 over the six months ended June 30, 2018 was driven by (1) the addition of the Partnership’s historical assets after the Transactions Date, which was the primary cause of an $82.6 million increase in gross operating margin and (2) a $2.3 million decrease in maintenance capital expenditures offset by (3) a $34.2 million increase in cash interest expense, net, (4) a $12.3 million increase in distributions on Preferred Units and (5) a $3.7 million increase in selling, general and administrative expenses, excluding transaction expenses, unit-based compensation expense and other non-recurring charges, during the six months ended June 30, 2019.

Coverage Ratios. The decrease in DCF Coverage Ratio and Cash Coverage Ratio for the six months ended June 30, 2019 compared to June 30, 2018 was attributable to the fact that distributions for the six months ended June 30, 2018 reflect only one quarter of distributions, as the USA Compression Predecessor did not pay distributions prior to the Transactions Date.

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

Cash Flows

The following table summarizes our sources and uses of cash for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$147,586	$94,370
Net cash used in investing activities	$(75,949)	$(664,970)
Net cash provided by (used in) financing activities	$(71,734)	$569,114

Net cash provided by operating activities. The $53.2 million increase in net cash provided by operating activities for the six months ended June 30, 2019 was due primarily to a $48.1 million increase in net income, as adjusted for non-cash items, as a result of the addition of the Partnership’s historical assets after the Transactions Date and a year-to-year increase in demand for our compression services.

Net cash used in investing activities. Net cash used in investing activities decreased $589.0 million for the six months ended June 30, 2019 compared to June 30, 2018. This decrease was due to (1) $1.2 billion of cash paid, offset by $710.5 million of cash assumed, each as part of the CDM Acquisition, (2) a $61.5 million decrease in capital expenditures, for purchases of new compression units, related equipment and reconfiguration costs, (3) a $2.4 million increase in proceeds from disposition of property and equipment and (4) $3.0 million of insurance proceeds received during the six months ended June 30, 2019 for compression units previously damaged.

Net cash provided by (used in) financing activities. Net cash used in financing activities was $71.7 million for the six months ended June 30, 2019 compared to net cash provided by financing activities of $569.1 million for the six months ended June 30, 2018. This change was primarily due to (1) $479.1 million of net proceeds received during the six months ended June 30, 2018 for the issuance of Preferred Units and Warrants used to partially fund the CDM Acquisition, (2) $24.4 million of cash distributions paid on Preferred Units during the six months ended June 30, 2019, (3) an increase of $48.1 million in cash distributions paid on common units, as the USA Compression Predecessor did not pay distributions prior to the Transactions Date, (4) a decrease in net borrowings of $67.1 million, as additional borrowings were made under the Credit Agreement to pay fees and expenses related to the CDM Acquisition, and (5) during the six months ended June 30, 2018, the USA Compression Predecessor received $28.5 million in intercompany distributions from its former parent company.

During the six months ended June 30, 2019, we received $750.0 million (before fees and expenses) from the issuance of the Senior Notes 2027. Additionally, and primarily in connection with the issuance of the Senior Notes 2027, we paid fees and expenses of $13.5 million. We used the net proceeds to reduce our borrowings under the Credit Agreement.

Capital Expenditures

The compression services business is capital intensive, requiring significant investment to maintain, expand and upgrade existing operations. Our capital requirements have consisted primarily of, and we anticipate that our capital requirements will continue to consist primarily of, the following:

●	maintenance capital expenditures, which are capital expenditures made to maintain the operating capacity of our assets and extend their useful lives, to replace partially or fully depreciated assets, or other capital expenditures that are incurred in maintaining our existing business and related operating income; and

●	expansion capital expenditures, which are capital expenditures made to expand the operating capacity or operating income capacity of assets, including by acquisition of compression units or through modification of existing compression units to increase their capacity, or to replace certain partially or fully depreciated assets that were not currently generating operating income.

We classify capital expenditures as maintenance or expansion on an individual asset basis. Over the long term, we expect that our maintenance capital expenditure requirements will continue to increase as the overall size and age of our fleet increases. Our aggregate maintenance capital expenditures for the six months ended June 30, 2019 and 2018 were $14.8 million and $17.1 million, respectively. We currently plan to spend approximately $25 million in maintenance capital expenditures for the year 2019, including parts consumed from inventory.

Without giving effect to any equipment we may acquire pursuant to any future acquisitions, we currently have budgeted between $140 million and $150 million in expansion capital expenditures for the year 2019. Our expansion capital expenditures for the six months ended June 30, 2019 and 2018 were $84.0 million and $94.4 million, respectively. As of June 30, 2019, we had binding commitments to purchase $82.0 million of additional compression units and serialized parts, which are expected to be delivered throughout 2019 and 2020.

Revolving Credit Facility

As of June 30, 2019, we were in compliance with all of our covenants under the Credit Agreement. As of June 30, 2019, we had outstanding borrowings under the Credit Agreement of $363.4 million, $1.2 billion of borrowing base availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $438.9 million.

As of August 2, 2019, we had outstanding borrowings under the Credit Agreement of $330.0 million.

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

Class B Unit Conversion

On July 30, 2019, 6,397,965 Class B Units automatically converted into common units on a one-for-one basis, resulting in the issuance of 6,397,965 common units to ETO. Following the conversion, there are no longer any Class B Units in the Partnership outstanding.

Distribution Reinvestment Plan

During the six months ended June 30, 2019, distributions of $0.5 million were reinvested under the DRIP resulting in the issuance of 30,241 common units. Such distributions are treated as non-cash transactions in the accompanying Unaudited Condensed Consolidated Statements of Cash Flows included under Part I, Item 1 of this report.

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

The following table reconciles gross operating margin to operating income, its most directly comparable GAAP financial measure, for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Contract operations	$162,937	$155,261	$326,913	$225,068
Parts and service	4,400	7,074	7,084	9,824
Related party	6,338	4,563	10,424	8,536
Total revenues	173,675	166,898	344,421	243,428
Cost of operations, exclusive of depreciation and amortization	56,245	57,533	113,270	94,868
Gross operating margin	117,430	109,365	231,151	148,560
Other operating and administrative costs and expenses:
Selling, general and administrative	16,210	27,177	32,205	35,138
Depreciation and amortization	56,783	52,868	115,707	97,540
Loss on disposition of assets	1,546	731	1,586	11,078
Impairment of compression equipment	—	—	3,234	—
Total other operating and administrative costs and expenses	74,539	80,776	152,732	143,756
Operating income	$42,891	$28,589	$78,419	$4,804

Adjusted EBITDA

We define EBITDA as net income (loss) before net interest expense, depreciation and amortization expense, and income tax expense (benefit). We define Adjusted EBITDA as EBITDA plus impairment of compression equipment, impairment of goodwill, interest income on capital lease, unit-based compensation expense, severance charges, certain transaction fees, loss (gain) on disposition of assets and other. We view Adjusted EBITDA as one of management’s primary tools for evaluating our results of operations, and we track this item on a monthly basis both as an absolute amount and as a percentage of revenue compared to the prior month, year-to-date, prior year and budget. Adjusted EBITDA is used as a supplemental financial measure by our management and external users of our financial statements, such as investors and commercial banks, to assess:

●	the financial performance of our assets without regard to the impact of financing methods, capital structure or historical cost basis of our assets;

●	the viability of capital expenditure projects and the overall rates of return on alternative investment opportunities;

●	the ability of our assets to generate cash sufficient to make debt payments and to pay distributions; and

●	our operating performance as compared to those of other companies in our industry without regard to the impact of financing methods and capital structure.

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

The following table reconciles Adjusted EBITDA to net income (loss) and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$9,949	$3,197	$16,536	$(20,173)
Interest expense, net	32,679	25,682	61,536	25,682
Depreciation and amortization	56,783	52,868	115,707	97,540
Income tax expense (benefit)	275	(271)	379	(706)
EBITDA	$99,686	$81,476	$194,158	$102,343
Interest income on capital lease	177	273	371	273
Unit-based compensation expense (1)	2,706	8,564	5,840	8,999
Transaction expenses (2)	465	2,863	551	2,863
Severance charges	128	1,531	345	1,531
Loss on disposition of assets	1,546	731	1,586	11,078
Impairment of compression equipment (3)	—	—	3,234	—
Adjusted EBITDA	$104,708	$95,438	$206,085	$127,087
Interest expense, net	(32,679)	(25,682)	(61,536)	(25,682)
Non-cash interest expense	1,975	2,039	3,655	2,039
Income tax (expense) benefit	(275)	271	(379)	706
Interest income on capital lease	(177)	(273)	(371)	(273)
Transaction expenses	(465)	(2,863)	(551)	(2,863)
Severance charges	(128)	(1,531)	(345)	(1,531)
Other	486	85	500	(542)
Changes in operating assets and liabilities	26,372	8,019	528	(4,571)
Net cash provided by operating activities	$99,817	$75,503	$147,586	$94,370
(1)	For the three and six months ended June 30, 2019, unit-based compensation expense included $0.6 million and $1.3 million, respectively, of cash payments related to quarterly payments of distribution equivalent rights on outstanding phantom unit awards and $0.3 million and $0.6 million, respectively, related to the cash portion of any settlement of phantom unit awards upon vesting. For the three and six months ended June 30, 2018, unit-based compensation expense included $0.4 million of cash payments related to quarterly payments of distribution equivalent rights on outstanding phantom unit awards in each period and $3.7 million related to the cash portion of any settlement of phantom unit awards upon vesting. The remainder of the unit-based compensation expense for all periods was related to non-cash adjustments to the unit-based compensation liability.

(2)	Represents certain expenses related to potential and completed transactions and other items. We believe it is useful to investors to exclude these fees.

(3)	Represents non-cash charges incurred to write down long-lived assets with recorded values that are not expected to be recovered through future cash flows.

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

The following table reconciles DCF to net income (loss) and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$9,949	$3,197	$16,536	$(20,173)
Non-cash interest expense	1,975	2,039	3,655	2,039
Depreciation and amortization	56,783	52,868	115,707	97,540
Non-cash income tax expense (benefit)	187	(390)	201	(825)
Unit-based compensation expense (1)	2,706	8,564	5,840	8,999
Transaction expenses (2)	465	2,863	551	2,863
Severance charges	128	1,531	345	1,531
Loss on disposition of assets	1,546	731	1,586	11,078
Impairment of compression equipment (3)	—	—	3,234	—
Distributions on Preferred Units	(12,188)	(12,054)	(24,375)	(12,054)
Proceeds from insurance recovery	383	—	427	—
Maintenance capital expenditures (4)	(7,872)	(7,927)	(14,793)	(17,140)
DCF	$54,062	$51,422	$108,914	$73,858
Maintenance capital expenditures	7,872	7,927	14,793	17,140
Transaction expenses	(465)	(2,863)	(551)	(2,863)
Severance charges	(128)	(1,531)	(345)	(1,531)
Distributions on Preferred Units	12,188	12,054	24,375	12,054
Other	(84)	475	(128)	283
Changes in operating assets and liabilities	26,372	8,019	528	(4,571)
Net cash provided by operating activities	$99,817	$75,503	$147,586	$94,370

(1)	For the three and six months ended June 30, 2019, unit-based compensation expense included $0.6 million and $1.3 million, respectively, of cash payments related to quarterly payments of distribution equivalent rights on outstanding phantom unit awards and $0.3 million and $0.6 million, respectively, related to the cash portion of any settlement of phantom unit awards upon vesting. For the three and six months ended June 30, 2018, unit-based compensation expense included $0.4 million of cash payments related to quarterly payments of distribution equivalent rights on outstanding phantom unit awards in each period and $3.7 million related to the cash portion of any settlement of phantom unit awards upon vesting. The remainder of the unit-based compensation expense for all periods was related to non-cash adjustments to the unit-based compensation liability.

(2)	Represents certain expenses related to potential and completed transactions and other items. We believe it is useful to investors to exclude these fees.

(3)	Represents non-cash charges incurred to write down long-lived assets with recorded values that are not expected to be recovered through future cash flows.

(4)	Reflects actual maintenance capital expenditures for the period presented. Maintenance capital expenditures are capital expenditures made to maintain the operating capacity of our assets and extend their useful lives, replace partially or fully depreciated assets, or other capital expenditures that are incurred in maintaining our existing business and related cash flow.

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

The following table summarizes certain coverage ratios for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018 (4)
DCF	$54,062	$51,422	$108,914	$73,858

Distributions for DCF Coverage Ratio (1)	$47,356	$47,225	$94,689	$47,225

Distributions reinvested in the DRIP (2)	$236	$218	$462	$218

Distributions for Cash Coverage Ratio (3)	$47,120	$47,007	$94,227	$47,007

DCF Coverage Ratio	1.14	1.09	1.15	1.56

Cash Coverage Ratio	1.15	1.09	1.16	1.57
(1)	Represents distributions to the holders of our common units as of the record date.

(2)	Represents distributions to holders enrolled in the DRIP as of the record date.

(3)	Represents cash distributions declared for common units not participating in the DRIP.

(4)	Distributions for the six months ended June 30, 2018 reflect only one quarter of distributions as the USA Compression Predecessor did not pay distributions prior to the Transactions Date.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing activities.

Recent Accounting Pronouncements

For discussion on specific recent accounting pronouncements affecting us, see Note 14 to our unaudited condensed consolidated financial statements under Part I, Item 1 of this report.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to any natural gas or crude oil in connection with our services and, accordingly, have no direct exposure to fluctuating commodity prices. However, the demand for our compression services depends upon the continued demand for, and production of, natural gas and crude oil. Sustained changes in natural gas or crude oil prices over the long term could result in a decline in the production of natural gas or crude oil, which could result in reduced demand for our compression services. We do not intend to hedge our indirect exposure to fluctuating commodity prices. A 1% decrease in average revenue generating horsepower of our active fleet during the six months ended June 30, 2019 would have resulted in a decrease of approximately $6.5 million and $4.4 million in our revenue and gross operating margin, respectively. Gross operating margin is a non-GAAP financial measure. For a reconciliation of gross operating margin to net income (loss), its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read “Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” of this report.

Interest Rate Risk

We are exposed to market risk due to variable interest rates under our financing arrangements.

As of June 30, 2019 we had $363.4 million of variable-rate outstanding indebtedness at a weighted-average interest rate of 5.10%. A 1% increase or decrease in the effective interest rate on our variable-rate outstanding debt at June 30, 2019 would result in an annual increase or decrease in our interest expense of approximately $3.6 million.

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

Management’s Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2019 at the reasonable assurance level.

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

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1	*	Interactive data files pursuant to Rule 405 of Regulation S-T

*	Filed herewith.

#	Furnished herewith. Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 6, 2019	USA Compression Partners, LP

	By:	USA Compression GP, LLC
its General Partner

	By:	/s/ Matthew C. Liuzzi
Matthew C. Liuzzi
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

	By:	/s/ G. Tracy Owens
G. Tracy Owens
Vice President, Finance and Chief Accounting Officer
(Principal Accounting Officer)