Form 10-Q
period 2019-09-30
USA Compression Partners, LP
filed 2019-11-05
CIK 1522727

c

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2019

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

As of November 1, 2019, there were 96,615,998 common units outstanding.

i

PART I.  FINANCIAL INFORMATION

ITEM 1.Financial Statements

USA COMPRESSION PARTNERS, LP

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$2	$99
Accounts receivable, net:
Trade	80,926	75,572
Other	7,333	3,809
Related party receivables	48,557	47,661
Inventories	92,520	89,007
Prepaid expenses and other assets	3,360	1,592
Total current assets	232,698	217,740
Installment receivable	3,953	6,924
Property and equipment, net	2,497,456	2,521,488
Identifiable intangible assets, net	370,515	392,550
Goodwill	619,411	619,411
Other assets	27,197	16,536
Total assets	$3,751,230	$3,774,649
Liabilities, Preferred Units and Partners’ Capital
Current liabilities:
Accounts payable	$26,272	$23,804
Related party payables	2	395
Accrued liabilities	99,307	94,028
Deferred revenue	47,161	31,372
Total current liabilities	172,742	149,599
Long-term debt, net	1,843,309	1,759,058
Other liabilities	23,950	9,827
Total liabilities	2,040,001	1,918,484
Commitments and contingencies
Preferred Units	477,309	477,309
Partners’ capital:
Limited partner interests:
Common units, 96,616 and 89,984 units issued and outstanding, respectively	1,219,941	1,289,731
Class B Units, 6,398 units issued and outstanding as of December 31, 2018	—	75,146
Warrants	13,979	13,979
Total partners’ capital	1,233,920	1,378,856
Total liabilities, preferred units and partners’ capital	$3,751,230	$3,774,649

See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per unit amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Contract operations	$166,197	$158,664	$493,110	$383,732
Parts and service	4,460	6,012	11,544	15,836
Related party	5,099	4,271	15,523	12,807
Total revenues	175,756	168,947	520,177	412,375
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	57,423	64,309	170,693	159,177
Selling, general and administrative	16,631	17,753	48,836	52,891
Depreciation and amortization	57,513	59,403	173,220	156,943
Loss (gain) on disposition of assets	(1,975)	1,250	(389)	12,328
Impairment of compression equipment	—	2,292	3,234	2,292
Total costs and expenses	129,592	145,007	395,594	383,631
Operating income	46,164	23,940	124,583	28,744
Other income (expense):
Interest expense, net	(32,626)	(25,443)	(94,162)	(51,125)
Other	21	22	53	21
Total other expense	(32,605)	(25,421)	(94,109)	(51,104)
Net income (loss) before income tax expense (benefit)	13,559	(1,481)	30,474	(22,360)
Income tax expense (benefit)	244	(918)	623	(1,624)
Net income (loss)	13,315	(563)	29,851	(20,736)
Less: distributions on Preferred Units	(12,188)	(12,188)	(36,563)	(24,242)
Net income (loss) attributable to common and Class B unitholders’ interests	$1,127	$(12,751)	$(6,712)	$(44,978)

Net income (loss) attributable to:
Common units	$2,084	$(8,768)	$1,043	$(33,185)
Class B Units	$(957)	$(3,983)	$(7,755)	$(11,793)

Weighted average common units outstanding - basic	94,625	89,973	91,648	69,253

Weighted average common units outstanding - diluted	94,846	89,973	91,817	69,253

Weighted average Class B Units outstanding - basic and diluted	2,017	6,398	4,921	6,398

Basic and diluted net income (loss) per common unit	$0.02	$(0.10)	$0.01	$(0.48)

Basic and diluted net loss per Class B Unit	$(0.47)	$(0.62)	$(1.58)	$(1.84)

Distributions declared per common unit for respective periods	$0.525	$0.525	$1.575	$1.05

See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP

Unaudited Condensed Consolidated Statements of Changes in Partners’ Capital

And Predecessor Parent Company Net Investment

(in thousands, except per unit amounts)

	For the Nine Months Ended September 30, 2019
	Common Units	Class B Units	Warrants	Total
Partners’ capital ending balance, December 31, 2018	$1,289,731	$75,146	$13,979	$1,378,856
Vesting of phantom units	2,393	—	—	2,393
Distributions and distribution equivalent rights, $0.525 per unit	(47,259)	—	—	(47,259)
Issuance of common units under the DRIP	252	—	—	252
Net loss attributable to common and Class B unitholders’ interests	(2,088)	(3,512)	—	(5,600)
Partners’ capital ending balance, March 31, 2019	$1,243,029	$71,634	$13,979	$1,328,642
Vesting of phantom units	580	—	—	580
Distributions and distribution equivalent rights, $0.525 per unit	(47,351)	—	—	(47,351)
Issuance of common units under the DRIP	227	—	—	227
Net income (loss) attributable to common and Class B unitholders’ interests	1,047	(3,286)	—	(2,239)
Partners’ capital ending balance, June 30, 2019	$1,197,532	$68,348	$13,979	$1,279,859
Vesting of phantom units	71	—	—	71
Distributions and distribution equivalent rights, $0.525 per unit	(47,373)	—	—	(47,373)
Issuance of common units under the DRIP	236	—	—	236
Net income (loss) attributable to common and Class B unitholders’ interests	2,084	(957)	—	1,127
Conversion of Class B Units to common units	67,391	(67,391)	—	—
Partners’ capital ending balance, September 30, 2019	$1,219,941	$—	$13,979	$1,233,920

USA COMPRESSION PARTNERS, LP

Unaudited Condensed Consolidated Statements of Changes in Partners’ Capital

And Predecessor Parent Company Net Investment

(continued)

(in thousands, except per unit amounts)

	For the Nine Months Ended September 30, 2018
				Predecessor Parent
				Company Net
	Common Units	Class B Units	Warrants	Investment	Total
Ending balance, December 31, 2017	$—	$—	$—	$1,664,870	$1,664,870
Predecessor net loss	—	—	—	(23,370)	(23,370)
Predecessor parent company net contribution	—	—	—	26,730	26,730
Ending balance, March 31, 2018	$—	$—	$—	$1,668,230	$1,668,230
Allocation of Predecessor parent company net investment	1,668,230	—	—	(1,668,230)	—
Deemed distribution for additional interest in USA Compression Predecessor	(37,178)	—	—	—	(37,178)
Purchase Price Adjustment for USA Compression Partners, LP	(654,340)	—	—	—	(654,340)
Issuance of common units for the Equity Restructuring	135,440	—	—	—	135,440
Issuance of common units for the CDM Acquisition	324,910	—	—	—	324,910
Issuance of Class B units for the CDM Acquisition	—	86,125	—	—	86,125
Issuance of Warrants	—	—	13,979	—	13,979
Vesting of phantom units	5,193	—	—	—	5,193
Distributions and distribution equivalent rights	(47,217)	—	—	—	(47,217)
Issuance of common units under the DRIP	212	—	—	—	212
Net loss attributable to common and Class B unitholders’ interests for the period April 2, 2018 to June 30, 2018	(5,131)	(3,726)	—	—	(8,857)
Partners’ capital ending balance, June 30, 2018	$1,390,119	$82,399	$13,979	$—	$1,486,497
Vesting of phantom units	37	—	—	—	37
Distributions and distribution equivalent rights	(47,235)	—	—	—	(47,235)
Issuance of common units under the DRIP	212	—	—	—	212
Net loss attributable to common and Class B unitholders’ interests	(8,768)	(3,983)	—	—	(12,751)
Partners’ capital ending balance, September 30, 2018	$1,334,365	$78,416	$13,979	$—	$1,426,760

See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$29,851	$(20,736)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	173,220	156,943
Bad debt expense	300	633
Amortization of debt issuance costs	5,620	3,555
Unit-based compensation expense	7,930	10,891
Deferred income tax expense (benefit)	352	(1,863)
Loss (gain) on disposition of assets	(389)	12,328
Impairment of compression equipment	3,234	2,292
Changes in assets and liabilities:
Accounts receivable and related party receivables, net	(7,103)	(63,576)
Inventories	(21,223)	(764)
Prepaid expenses and other current assets	(1,768)	6,520
Other noncurrent assets	1,783	(58)
Other noncurrent liabilities	(8)	—
Accounts payable and related party payables	2,468	(4,751)
Accrued liabilities and deferred revenue	14,613	31,786
Net cash provided by operating activities	208,880	133,200
Cash flows from investing activities:
Capital expenditures, net	(134,146)	(200,932)
Proceeds from disposition of property and equipment	22,165	6,870
Proceeds from insurance recovery	3,754	253
Acquisitions of USA Compression Predecessor	—	(1,232,546)
Assumed cash acquired in business combination of USA Compression Partners, LP	—	710,506
Net cash used in investing activities	(108,227)	(715,849)
Cash flows from financing activities:
Proceeds from revolving credit facility	653,721	482,414
Proceeds from issuance of senior notes	750,000	—
Payments on revolving credit facility	(1,308,731)	(279,651)
Proceeds from issuance of Preferred Units and Warrants, net	—	479,100
Cash paid related to net settlement of unit-based awards	(1,714)	(4,447)
Cash distributions on common units	(143,158)	(94,801)
Cash distributions on Preferred Units	(36,563)	(12,054)
Financing costs	(13,517)	(17,615)
Contributions from Parent, net	—	28,520
Other	(788)	—
Net cash provided by (used in) financing activities	(100,750)	581,466
Decrease in cash and cash equivalents	(97)	(1,183)
Cash and cash equivalents, beginning of period	99	4,013
Cash and cash equivalents, end of period	$2	$2,830
Supplemental cash flow information:
Cash paid for interest, net of capitalized amounts	$99,646	$47,972
Cash paid for taxes	$173	$183
Supplemental non-cash transactions:
Non-cash distributions to certain common unitholders (DRIP)	$715	$424
Transfers from inventories to property and equipment	$17,686	$9,533
Changes in capital expenditures included in accounts payable and accrued liabilities	$3,825	$(5,885)
Conversion of Class B Units to common units	$67,391	$—
Predecessor’s non-cash distribution to Predecessor’s Parent	$—	$(1,790)
Issuance of common units for the CDM Acquisition	$—	$324,910
Issuance of Class B Units for the CDM Acquisition	$—	$86,125
Issuance of common units for the Equity Restructuring	$—	$135,440

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

In the opinion of our management, such financial information reflects all normal recurring adjustments necessary for a fair presentation of these interim unaudited condensed consolidated financial statements in accordance with GAAP. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2018 filed on February 19, 2019 (our “2018 Annual Report”).

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

Inventories

Inventories consist of serialized and non-serialized parts used primarily in the repair of compression units. All inventories are stated at the lower of cost or net realizable value. Serialized parts inventories are determined using the specific identification method, while non-serialized parts inventories are determined using the weighted average cost method. Purchases of inventories are considered operating activities on the unaudited condensed consolidated statements of cash flows.

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

Capitalized interest is calculated by multiplying the Partnership’s monthly effective interest rate on outstanding debt by the amount of qualifying costs, which include upfront payments to acquire certain compression units. Capitalized interest was $0.1 million and $0.5 million for the three and nine months ended September 30, 2019, respectively, and $0.2 million and $0.3 million for the three and nine months ended September 30, 2018, respectively.

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

Refer to Note 5 for more detailed information about impairment charges during the three and nine months ended September 30, 2019 and 2018.

Identifiable Intangible Assets

Identifiable intangible assets are recorded at cost and amortized using the straight-line method over their estimated useful lives, which is the period over which the assets are expected to contribute directly or indirectly to our future cash flows. The estimated useful lives of our intangible assets range from 15 to 25 years.

We assess identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We did not record any impairment of identifiable intangible assets during the three and nine months ended September 30, 2019 and 2018.

Goodwill

Goodwill represents consideration paid in excess of the fair value of the identifiable net assets acquired in a business combination. Goodwill is not amortized, but is reviewed for impairment annually based on the carrying values as of October 1, or more frequently if impairment indicators arise that suggest the carrying value of goodwill may not be recovered.

We did not record any impairment of goodwill during the three and nine months ended September 30, 2019 and 2018.

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

As of September 30, 2019, our financial instruments consisted primarily of cash and cash equivalents, trade accounts receivable, trade accounts payable and long-term debt. The book values of cash and cash equivalents, trade accounts receivable and trade accounts payable are representative of fair value due to their short-term maturities. The carrying amount of our revolving credit facility approximates fair value due to the floating interest rates associated with the debt.

The fair value of our Senior Notes 2026 and Senior Notes 2027, both defined in Note 8, were estimated using quoted prices in inactive markets and are considered Level 2 measurements.

The following table summarizes the aggregate principal amount and fair value of our Senior Notes 2026 and Senior Notes 2027 (in thousands):

	September 30, 2019	December 31, 2018
	Level 2	Level 2
Senior Notes 2026, aggregate principal	$725,000	$725,000
Fair value of Senior Notes 2026	750,375	696,000
Senior Notes 2027, aggregate principal	$750,000	$—
Fair value of Senior Notes 2027	774,375	—

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

Cumulative-effect adjustments made to the opening balance sheet at January 1, 2019 were as follows (in thousands):

		Balance at	Adjustments Due to
	Balance Sheet	December 31, 2018, as	ASC Topic 842	Balance at
Assets (liabilities)	Line Item	Previously Reported	(Leases)	January 1, 2019
Operating lease right-of-use assets	Other assets	$—	$3,502	$3,502
Operating lease liabilities, current	Accrued liabilities	—	(2,015)	(2,015)
Operating lease liabilities, long-term	Other liabilities	—	(1,706)	(1,706)

Additional disclosures related to lease accounting are included in Note 7.

(3)  Trade Accounts Receivable

The allowance for doubtful accounts, which was $1.8 million and $1.7 million at September 30, 2019 and December 31, 2018, respectively, is our best estimate of the amount of probable credit losses included in our existing accounts receivable.

During the nine months ended September 30, 2019, we recognized bad debt expense of $0.3 million and wrote-off $0.2 million of receivables on accounts previously reserved, resulting in a $0.1 million increase in our allowance for doubtful accounts.

During the three and nine months ended September 30, 2018, we increased our allowance for doubtful accounts by $0.5 million and $0.9 million, respectively, due primarily to estimated uncollectible amounts from customers of the USA Compression Predecessor.

(4) Inventories

Components of inventories are as follows (in thousands):

	September 30, 2019	December 31, 2018
Serialized parts	$43,629	$45,568
Non-serialized parts	48,891	43,439
Total inventories	$92,520	$89,007

(5)  Property and Equipment and Identifiable Intangible Assets

Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Compression and treating equipment	$3,355,314	$3,239,831
Furniture and fixtures	1,325	1,129
Automobiles and vehicles	31,869	32,490
Computer equipment	57,133	54,806
Buildings	8,639	9,314
Land	77	77
Leasehold improvements	5,579	5,377
Total property and equipment, gross	3,459,936	3,343,024
Less: accumulated depreciation and amortization	(962,480)	(821,536)
Total property and equipment, net	$2,497,456	$2,521,488

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Compression equipment, acquired new	25 years
Compression equipment, acquired used	5 - 25 years
Furniture and fixtures	3 - 10 years
Vehicles and computer equipment	1 - 10 years
Buildings	5 years
Leasehold improvements	5 years

Depreciation expense on property and equipment was $50.2 million and $151.2 million for the three and nine months ended September 30, 2019, respectively, and $51.5 million and $136.0 million for the three and nine months ended September 30, 2018, respectively.

As of September 30, 2019 and December 31, 2018, there was $11.7 million and $7.9 million, respectively, of property and equipment purchases in accounts payable and accrued liabilities.

During the three and nine months ended September 30, 2019, we recognized $2.0 million and $0.4 million of net gains on disposition of assets, respectively.

During the three and nine months ended September 30, 2018, we recognized $1.3 million and $12.3 million of net losses on disposition of assets, respectively. The net loss for the nine months ended September 30, 2018 was primarily attributable to disposals of various property and equipment by the USA Compression Predecessor.

On a quarterly basis, we evaluate the future deployment of our idle fleet under then-current market conditions. For the nine months ended September 30, 2019 and for the three and nine months ended September 30, 2018, we determined to retire or re-utilize key components of 14 compressor units and 18 compressor units, respectively, or approximately 4,700 horsepower and 5,800 horsepower, respectively, that were previously used to provide services in our business. As a result, we recorded $3.2 million in impairment of compression equipment for the nine months ended September 30, 2019 and $2.3 million for the three and nine months ended September 30, 2018.

The primary causes for these impairments were: (i) units were not considered marketable in the foreseeable future, (ii) units were subject to excessive maintenance costs or (iii) units were unlikely to be accepted by customers due to certain performance characteristics of the unit, such as the inability to meet then-current quoting criteria without excessive retrofitting costs. These compression units were written down to their respective estimated salvage values, if any.

No impairment was recorded for the three months ended September 30, 2019.

Identifiable Intangible Assets

Identifiable intangible assets, net consisted of the following (in thousands):

	Customer
	Relationships	Trade Names	Total
Net balance at December 31, 2018	$355,161	$37,389	$392,550
Amortization expense	(19,579)	(2,456)	(22,035)
Net balance at September 30, 2019	$335,582	$34,933	$370,515

Accumulated amortization of intangible assets was $180.1 million and $158.1 million as of September 30, 2019 and December 31, 2018, respectively. The expected amortization of the intangible assets for each of the five succeeding years is $29.4 million.

(6) Other Current Liabilities

As of September 30, 2019, accrued liabilities included $44.9 million of accrued sales tax contingency (Note 13), $13.7 million of accrued payroll and benefits, $11.7 million of accrued capital expenditures, $9.3 million of accrued property taxes and $5.8 million of accrued interest expense.

As of December 31, 2018, accrued liabilities included $44.9 million of accrued sales tax contingency (Note 13), $16.4 million of accrued interest expense, $10.7 million of accrued payroll and benefits and $7.9 million of accrued capital expenditures.

(7) Lease Accounting

Lessee Accounting

We maintain both finance leases and operating leases, primarily related to office space, warehouse facilities and certain corporate equipment. Our leases have remaining lease terms of up to ten years, some of which include options that permit renewals for additional periods.

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

Components of lease expense consisted of the following (in thousands):

		Three Months Ended	Nine Months Ended
	Income Statement Line Item	September 30, 2019	September 30, 2019
Operating lease costs:
Operating lease cost	Cost of operations, exclusive of depreciation and amortization	$563	$1,218
Operating lease cost	Selling, general and administrative	312	787
Total operating lease costs		875	2,005
Finance lease costs:
Amortization of lease assets	Depreciation and amortization	116	1,526
Short-term lease costs:
Short-term lease cost	Cost of operations, exclusive of depreciation and amortization	89	233
Short-term lease cost	Selling, general and administrative	11	21
Total short-term lease costs		100	254
Variable lease costs:
Variable lease cost	Cost of operations, exclusive of depreciation and amortization	8	155
Variable lease cost	Selling, general and administrative	293	1,008
Total variable lease costs		301	1,163
Total lease costs		$1,392	$4,948

Supplemental balance sheet information related to leases consisted of the following (in thousands):

Operating Leases
Assets (liabilities)	Balance Sheet Line Item	September 30, 2019	December 31, 2018
Operating lease ROU assets	Other assets	$13,531	$—
Operating lease liabilities, current	Accrued liabilities	(2,259)	—
Operating lease liabilities, long-term	Other liabilities	(11,529)	—

Finance Leases
Assets (liabilities)	September 30, 2019	December 31, 2018
Property and equipment, gross	$7,268	$7,683
Accumulated depreciation	(5,733)	(4,882)
Property and equipment, net	1,535	2,801
Accrued liabilities	(883)	(1,085)
Other liabilities	(1,687)	(2,114)

Other supplemental information related to leases was as follows:

Weighted Average Remaining Lease Term	September 30, 2019
Operating leases	7 years
Finance leases	4 years

Weighted Average Discount Rate	September 30, 2019
Operating leases	5.0%
Finance leases	2.6%

Supplemental cash flow information related to leases consisted of the following (in thousands):

Nine Months Ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(2,117)
Operating cash flows from finance leases	(673)
Financing cash flows from finance leases	(788)
ROU assets obtained in exchange for lease obligations:
Operating leases	$11,784
Finance leases	259

Maturities of lease liabilities consisted of the following (in thousands):

	Operating Leases	Finance Leases	Total
2019 (remainder)	$846	$259	$1,105
2020	2,586	814	3,400
2021	2,255	567	2,822
2022	2,039	398	2,437
2023	1,908	369	2,277
Thereafter	6,867	284	7,151
Total lease payments	16,501	2,691	19,192
Less: present value discount	(2,713)	(121)	(2,834)
Present value of lease liabilities	$13,788	$2,570	$16,358

As of September 30, 2019, we have entered into additional operating leases that have not yet commenced with an estimated present value of $13.7 million. These operating leases will be commencing over the fourth quarter of 2019 through the first quarter of 2020 and each with terms of ten years.

Lessor Accounting

We granted a bargain purchase option to a customer with respect to certain compressor packages leased to the customer. The bargain purchase option provides the customer with an option to acquire the equipment at a value significantly less than the fair market value at the end of the lease term in 2021.

We accounted for this option as a sales type lease resulting in a current installment receivable included in other accounts receivable of $3.9 million and $3.7 million, and a long-term installment receivable of $4.0 million and $6.9 million as of September 30, 2019 and December 31, 2018, respectively.

Revenue and interest income related to the lease is recognized over the lease term. We recognize maintenance revenue within contract operations revenue and interest income within interest expense, net. Maintenance revenue was $0.4 million and $1.0 million for the three and nine months ended September 30, 2019, respectively, and $0.3 million and $0.6 million for the three and nine months ended September 30, 2018, respectively. Interest income was $0.1 million and $0.5 million for the three and nine months ended September 30, 2019, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2018, respectively.

Lease payments expected to be received subsequent to September 30, 2019 are as follows (in thousands):

Lease Payments
2019 (remainder)	$1,418
2020	5,673
2021	3,356
Total installment receivables	10,447
Less: present value discount	(2,569)
Present value of installment receivables	$7,878

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

(8)  Long-Term Debt

Our long-term debt, of which there is no current portion, consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Revolving credit facility	$394,537	$1,049,547
Senior Notes 2026, aggregate principal	725,000	725,000
Senior Notes 2027, aggregate principal	750,000	—
Less: deferred financing costs, net of amortization	(26,228)	(15,489)
Total Senior Notes, net	1,448,772	709,511
Total long-term debt, net	$1,843,309	$1,759,058

Revolving Credit Facility

As of September 30, 2019, we were in compliance with all of our covenants under the Sixth Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement has an aggregate commitment of $1.6 billion (subject to availability under our borrowing base), with a further potential increase of $400 million, and has a maturity date of April 2, 2023.

As of September 30, 2019, we had outstanding borrowings under the Credit Agreement of $394.5 million, $1.2 billion of borrowing base availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $410.4 million. Our interest rate in effect for all borrowings under the Credit Agreement as of September 30,

2019 was 4.73%, with a weighted average interest rate of 4.98% for the nine months ended September 30, 2019. There were no letters of credit issued as of September 30, 2019.

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

On January 14, 2019, the Partnership closed an exchange offer whereby holders of the Senior Notes 2026 exchanged all of the Senior Notes 2026 for an equivalent amount of senior notes (“2026 Exchange Notes”) registered under the Securities Act. The 2026 Exchange Notes are substantially identical to the Senior Notes 2026, except that the 2026 Exchange Notes have been registered with the SEC and do not contain the transfer restrictions, restrictive legends, registration rights or additional interest provisions of the Senior Notes 2026.

Senior Notes 2027

On March 7, 2019, the Partnership and Finance Corp co-issued $750.0 million aggregate principal amount of senior notes due on September 1, 2027 (the “Senior Notes 2027”). The Senior Notes 2027 accrue interest from March 7, 2019 at the rate of 6.875% per year. Interest on the Senior Notes 2027 is payable semi-annually in arrears on each of March 1 and September 1, with the first such payment having occurred on September 1, 2019.

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

The Preferred Units rank senior to the common units with respect to distributions and rights upon liquidation. The Preferred Unitholders are entitled to receive cumulative quarterly cash distributions equal to $24.375 per Preferred Unit. The distribution attributable to the quarter ended September 30, 2019 will be paid on November 8, 2019 to Preferred Unitholders of record as of the close of business on October 28, 2019.

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

Changes in the Preferred Units balance from December 31, 2018 through September 30, 2019 are summarized below (in thousands):

Preferred Units
Balance at December 31, 2018	$477,309
Net income allocated to Preferred Units	36,563
Cash distributions on Preferred Units	(36,563)
Balance at September 30, 2019	$477,309

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

(10)  Partners’ Capital

Common Units

As of September 30, 2019, we had 96,615,998 common units outstanding. As of September 30, 2019, ETO held 46,056,228 common units, including 8,000,000 common units held by the General Partner and controlled by ETO.

Class B Unit Conversion

On July 30, 2019, 6,397,965 Class B Units automatically converted into common units on a one-for-one basis, resulting in the issuance of 6,397,965 common units to ETO. Following the conversion, there are no longer Class B Units outstanding.

Cash Distributions

As the USA Compression Predecessor is deemed to be the predecessor of the Partnership for financial reporting purposes, cash distributions paid by the Partnership related to periods prior to the Transactions Date are not included within the results of operations presented within the unaudited condensed consolidated financial statements for the nine months ended September 30, 2018.

We have declared quarterly distributions per unit to our limited partner unitholders of record, including holders of our common units and phantom units, as follows (dollars in millions, except distribution per unit):

	Distribution per	Amount Paid to	Amount Paid to
	Limited Partner	Common	Phantom	Total
Payment Date	Unit	Unitholders	Unitholders	Distribution
August 10, 2018	$0.525	$47.2	$0.4	$47.6
November 9, 2018	$0.525	$47.2	$0.5	$47.7
February 8, 2019	$0.525	$47.2	$0.7	$47.9
May 10, 2019	$0.525	$47.3	$0.6	$47.9
August 9, 2019	$0.525	$47.4	$0.6	$48.0

Announced Quarterly Distribution

On October 17, 2019, we announced a cash distribution of $0.525 per unit on our common units. The distribution will be paid on November 8, 2019 to common unitholders of record as of the close of business on October 28, 2019.

Distribution Reinvestment Plan

During the nine months ended September 30, 2019, distributions of $0.7 million were reinvested under the Distribution Reinvestment Plan (“DRIP”) resulting in the issuance of 44,605 common units.

Earnings Per Unit

The computation of earnings per unit is based on the weighted average number of participating securities outstanding during the applicable period. Basic earnings per unit is determined by dividing net income (loss) allocated to participating securities after deducting the amount distributed on Preferred Units, by the weighted average number of participating securities outstanding during the period. Net income (loss) is allocated to participating securities based on their respective shares of the distributed and undistributed earnings for the period. To the extent cash distributions exceed net income (loss) for the period, the excess distributions are allocated to all participating securities outstanding based on their respective ownership percentages. Diluted earnings per unit are computed using the treasury stock method, which considers the potential issuance of limited partner units associated with our long-term incentive plan and Warrants. The classes of participating securities include common units, Class B Units prior to July 30, 2019, and certain equity-based compensation awards. Unvested phantom units and unexercised Warrants are not included in basic earnings per unit, as they are not considered to be participating securities, but are included in the calculation of diluted earnings per unit to the extent that they are dilutive, and in the case of Warrants to the extent they are considered “in the money.” For the three and nine months ended September 30, 2019, approximately 221,000 and 169,000 incremental unvested phantom units, respectively, represent the differences between our basic and diluted weighted average common units outstanding. For the three and nine months ended September 30, 2019, our outstanding Warrants are not included in the computation as they are not considered “in the money” for each period. For the three and nine months ended September 30, 2018, approximately 156,000 and 52,000 incremental unvested phantom units, respectively, and zero and 31,000 incremental warrants, respectively, were excluded from the calculation of diluted earnings per common unit because the impact was anti-dilutive.

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

The following table disaggregates our revenue by type of service (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Contract operations revenue	$169,911	$162,895	$507,194	$396,134
Retail parts and services revenue	5,845	6,052	12,983	16,241
Total revenues	$175,756	$168,947	$520,177	$412,375

The following table disaggregates our revenue by timing of provision of services or transfer of goods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Services provided or goods transferred at a point in time	$5,845	$6,052	$12,983	$16,241
Services provided over time:
Primary term	114,121	84,620	316,809	199,027
Month-to-month	55,790	78,275	190,385	197,107
Total revenues	$175,756	$168,947	$520,177	$412,375

Contract assets and trade accounts receivable

We record contract assets when we have completed performance under a contract but our right to consideration is not yet unconditional. We had no contract assets as of September 30, 2019 and December 31, 2018. There were no significant changes to our trade accounts receivable balances due to contract modifications or adjustments, or changes in time frame for a right to consideration to become unconditional during the period.

Deferred revenue

We record deferred revenue when cash payments are received or due in advance of our performance. The increase in the deferred revenue balance for the nine months ended September 30, 2019 is primarily driven by cash payments received or due in advance of satisfying our performance obligations under a contract. There was no significant change to our deferred revenue balance as a result of changes in time frame for a performance obligation to be satisfied during the period.

Practical expedients and exemptions

We have elected to apply the practical expedient in ASC 606-10-50-14 and as such do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

o

(12)  Transactions with Related Parties

We provide compression services to entities affiliated with ETO, which as of September 30, 2019 owned approximately 48% of our limited partner interests and 100% of the General Partner. During the three and nine months ended September 30, 2019, we recognized revenue of $5.1 million and $15.5 million, respectively, from such affiliated entities and we recognized revenue of $4.3 million and $12.8 million during the three and nine months ended September 30, 2018, respectively.

We had $3.7 million and $2.7 million in receivables and $2 thousand and $0.4 million in payables as of September 30, 2019 and December 31, 2018, respectively, from such affiliated entities. Additionally, the Partnership had a $44.9 million related party receivable from ETO as of September 30, 2019 and December 31, 2018, related to indemnification for sales tax contingencies incurred by the USA Compression Predecessor. See Note 13 for more information related to such sales tax contingencies.

ETO provided certain benefits to the USA Compression Predecessor employees which did not continue following the Transactions Date. ETO provided medical, dental and other healthcare benefits to the USA Compression Predecessor employees. The total amount incurred by ETO for the benefit of the USA Compression Predecessor employees for the nine months ended September 30, 2018 was $1.9 million, which was allocated to the USA Compression Predecessor and recorded in operation and maintenance and general and administrative expenses, as appropriate. ETO also provided a matching contribution to the USA Compression Predecessor employees’ 401(k) accounts. The total amount of matching contributions incurred for the benefit of the USA Compression Predecessor employees for the nine months ended September 30, 2018 was $0.9 million, which was allocated to the USA Compression Predecessor and recorded in operation and maintenance and general and administrative expenses, as appropriate. ETO also provided a 3% profit sharing contribution to the 401(k) accounts for all USA Compression Predecessor employees with base compensation below a specified threshold. The contribution was in addition to the 401(k) matching contribution and employees became vested in the profit sharing contribution based on years of service.

ETO allocated certain overhead costs associated with general and administrative services, including salaries and benefits, facilities, insurance, information services, human resources and other support departments to the USA Compression Predecessor which did not continue following the Transactions Date. Where costs incurred on the USA Compression Predecessor’s behalf could not be determined by specific identification, the costs were primarily allocated to the USA Compression Predecessor based on an average percentage of fixed assets, net income (loss) and adjusted EBITDA. The USA Compression Predecessor believes these allocations were a reasonable reflection of the utilization of services provided. However, the allocations may not fully reflect the expenses that would have been incurred had the USA Compression Predecessor been a standalone company during the periods presented. During the nine months ended September 30, 2018, ETO allocated general and administrative expenses of $1.8 million to the USA Compression Predecessor.

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

(13)  Commitments and Contingencies

(a)  Major Customers

We did not have revenue from any single customer representing 10% or more of total revenue for the three and nine months ended September 30, 2019 or 2018.

(b)  Litigation

From time to time, we and our subsidiaries may be involved in various claims and litigation arising in the ordinary course of business. In management’s opinion, the resolution of such matters is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

(c)  Equipment Purchase Commitments

Our future capital commitments are comprised of binding commitments under purchase orders for new compression units and serialized parts ordered but not received. Those commitments as of September 30, 2019 were $47.7 million, $7.8 million of which we expect to settle in the remainder of 2019.

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

The USA Compression Predecessor has several open audits with the Comptroller for certain periods prior to the Transactions Date wherein the Comptroller has challenged the applicability of the manufacturing exemption. Any liability for the periods prior to the Transactions Date is covered by an indemnity between us and ETO. As of September 30, 2019, we have recorded a $44.9 million accrued liability and $44.9 million related party receivable from ETO.

For more information, see Note 17 to the consolidated financial statements included in our 2018 Annual Report.

(e)  Self-Insurance

Effective January 1, 2019, we became self-insured for medical claims up to certain stop loss limits. Liabilities are accrued for self-insured claims when sufficient information is available to reasonably estimate the amount of the loss. As of September 30, 2019, we have recorded a $0.8 million accrued liability.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (“ASC Topic 820”): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments to ASC Topic 820 eliminate, add and modify certain disclosure requirements for fair value measurements as part of the FASB’s disclosure framework project. The amendments in this update are effective for interim and annual periods beginning on January 1, 2020, with early adoption permitted. We plan to adopt this new standard on January 1, 2020. We expect the impact to our disclosures will not be material and there to be no impact to our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (“ASC Subtopic 350-40”): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments to ASC Subtopic 350-40 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments to ASC Subtopic 350-40. The amendments in this update are effective for interim and annual periods beginning on January 1, 2020, with early adoption permitted. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We plan to adopt this new standard, on a prospective basis, on January 1, 2020 and expect that our adoption of this standard will not have a material impact on our consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Fleet horsepower (at period end) (1)	3,678,804	3,613,647	3,678,804	3,613,647
Total available horsepower (at period end) (2)	3,692,554	3,682,922	3,692,554	3,682,922
Revenue generating horsepower (at period end) (3)	3,278,947	3,217,923	3,278,947	3,217,923
Average revenue generating horsepower (4)	3,258,125	3,212,183	3,269,702	2,588,638
Average revenue per revenue generating horsepower per month (5)	$16.73	$16.17	$16.59	$15.98
Revenue generating compression units (at period end)	4,546	4,756	4,546	4,756
Average horsepower per revenue generating compression unit (6)	721	674	718	670
Horsepower utilization (7):
At period end	93.7%	93.2%	93.7%	93.2%
Average for the period (8)	93.9%	92.8%	94.2%	90.6%

(1)	Fleet horsepower is horsepower for compression units that have been delivered to us (and excludes units on order). As of September 30, 2019, we had approximately 56,000 horsepower on order, 8,750 horsepower of which we expect to be delivered in the remainder of 2019.

(2)	Total available horsepower is revenue generating horsepower under contract for which we are billing a customer, horsepower in our fleet that is under contract but is not yet generating revenue, horsepower not yet in our fleet that is under contract but not yet generating revenue and that is subject to a purchase order, and idle horsepower. Total available horsepower excludes new horsepower on order for which we do not have an executed compression services contract.

(3)	Revenue generating horsepower is horsepower under contract for which we are billing a customer.

(4)	Calculated as the average of the month-end revenue generating horsepower for each of the months in the period.

(5)	Calculated as the average of the result of dividing the contractual monthly rate for all units at the end of each month in the period by the sum of the revenue generating horsepower at the end of each month in the period.

(6)	Calculated as the average of the month-end revenue generating horsepower per revenue generating compression unit for each of the months in the period.

(7)	Horsepower utilization is calculated as (i) the sum of (a) revenue generating horsepower, (b) horsepower in our fleet that is under contract but is not yet generating revenue, and (c) horsepower not yet in our fleet that is under contract, not yet generating revenue and that is subject to a purchase order, divided by (ii) total available horsepower less idle horsepower that is under repair. Horsepower utilization based on revenue generating horsepower and fleet horsepower as of September 30, 2019 and 2018 was 89.1% and 89.0%, respectively.

(8)	Calculated as the average utilization for the months in the period based on utilization at the end of each month in the period. Average horsepower utilization based on revenue generating horsepower and fleet horsepower for the three months ended September 30, 2019 and 2018 was 88.9% and 89.7%, respectively. Average horsepower utilization based on revenue generating horsepower and fleet horsepower for the nine months ended September 30, 2019 and 2018 was 89.8% and 86.4%, respectively.

The 1.8% increase in fleet horsepower as of September 30, 2019 over the fleet horsepower as of September 30, 2018 was attributable to compression units added to our fleet to meet incremental demand by new and current customers for our compression services. The 1.4% increase in average revenue generating horsepower during the three months ended September 30, 2019 over September 30, 2018 was primarily due to organic growth in our large horsepower fleet. The 26.3% increase in average revenue generating horsepower during the nine months ended September 30, 2019 over September 30, 2018 was primarily due to the inclusion of the Partnership’s historical assets for a portion of the nine months ended September 30, 2018 compared to the entire nine months ended September 30, 2019, in addition to organic growth in our large horsepower fleet. The 3.5% increase in average revenue per revenue generating horsepower per month during the three months ended September 30, 2019 over September 30, 2018 and the 3.8% increase in average revenue per revenue generating horsepower per month during the nine months ended September 30, 2019 over September 30, 2018 were primarily due to contracts on new compression units and selective price increases on the existing fleet.

Average horsepower utilization increased to 93.9% during the three months ended September 30, 2019 compared to 92.8% during the three months ended September 30, 2018. The 1.1% increase in average horsepower utilization is primarily attributable to increased demand for our services driven by increased U.S. production of crude oil and natural gas. The above noted fluctuation describes the change in period end horsepower utilization between the nine months ended September 30, 2019 and 2018 as well. Average horsepower utilization increased to 94.2% during the nine months ended September 30, 2019 compared to 90.6% during the nine months ended September 30, 2018. The 3.6% increase in average horsepower utilization is primarily attributable to the higher utilization of the Partnership’s fleet that was added to the USA Compression Predecessor’s fleet after the Transactions Date, which resulted in an increase in total active horsepower as a percentage of total fleet horsepower during the nine months ended September 30, 2019.

Financial Results of Operations

Three months ended September 30, 2019 compared to the three months ended September 30, 2018

The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Percent
	2019	2018	Change
Revenues:
Contract operations	$166,197	$158,664	4.7%
Parts and service	4,460	6,012	(25.8)%
Related party	5,099	4,271	19.4%
Total revenues	175,756	168,947	4.0%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	57,423	64,309	(10.7)%
Gross operating margin	118,333	104,638	13.1%
Other operating and administrative costs and expenses:
Selling, general and administrative	16,631	17,753	(6.3)%
Depreciation and amortization	57,513	59,403	(3.2)%
Loss (gain) on disposition of assets	(1,975)	1,250	*
Impairment of compression equipment	—	2,292	*
Total other operating and administrative costs and expenses	72,169	80,698	(10.6)%
Operating income	46,164	23,940	92.8%
Other income (expense):
Interest expense, net	(32,626)	(25,443)	28.2%
Other	21	22	(4.5)%
Total other expense	(32,605)	(25,421)	28.3%
Net income (loss) before income tax expense (benefit)	13,559	(1,481)	*
Income tax expense (benefit)	244	(918)	126.6%
Net income (loss)	$13,315	$(563)	*

*Not meaningful

Contract operations revenue. During the three months ended September 30, 2019, we experienced a year-to-year increase in demand for our compression services driven by increased U.S. production of crude oil and natural gas, resulting in an increase of $7.5 million in contract operations revenue. Average revenue generating horsepower increased 1.4% during the three months ended September 30, 2019 over September 30, 2018, while average revenue per revenue generating horsepower per month increased 3.5% from $16.17 for the three months ended September 30, 2018 to $16.73 for the three months ended September 30, 2019.

Parts and service revenue. The $1.6 million decrease in parts and service revenue was primarily attributable to a decrease in maintenance work performed on units at our customers’ locations that are outside the scope of our core maintenance activities and offered as a courtesy to our customers, and freight and crane charges that are directly reimbursable by customers. Demand for retail parts and services fluctuates from period to period based on the varying needs of our customers.

Related party revenue. Related party revenue was earned through related party transactions in the ordinary course of business with various affiliated entities of ETO. The $0.8 million increase in related party revenue was primarily attributable to additional compression and related ancillary services demand from such affiliates.

Cost of operations, exclusive of depreciation and amortization. The $6.9 million decrease in cost of operations, exclusive of depreciation and amortization, was driven by (1) a $3.4 million decrease in outside maintenance services, (2) a $2.4 million decrease in ad valorem tax expense, due primarily to prior year refunds received during the three months ended September 30, 2019 and lower 2019 ad valorem tax rates, (3) a $1.9 million decrease in direct labor expenses and (4) a $1.3 million decrease in indirect expenses, such as transportation and freight expenses. These decreases were partially offset by a $2.6 million increase in direct expenses, such as parts and fluids expenses. The increase in direct parts and fluids is primarily driven by the increase in average revenue generating horsepower during the current period.

Gross operating margin. The $13.7 million increase in gross operating margin was primarily due to an increase in revenues due to the increase in average revenue generating horsepower and a decrease in cost of operations, exclusive of depreciation and amortization, during the three months ended September 30, 2019.

Selling, general and administrative expense. The $1.1 million decrease in selling, general and administrative expense for the three months ended September 30, 2019 was primarily attributable to a $1.3 million decrease in transaction expenses. Transaction expenses were lower during the three months ended September 30, 2019 due to the Transactions completed during 2018.

Depreciation and amortization expense. The $1.9 million decrease in depreciation and amortization expense for the three months ended September 30, 2019 was primarily related to increased depreciation for the three months ended September 30, 2018 to conform asset useful lives used by the USA Compression Predecessor to those used by the Partnership, partially offset by an increase in the gross property and equipment balances during the three months ended September 30, 2019 compared to the gross property and equipment balances during the three months ended September 30, 2018.

Interest expense, net. The $7.2 million increase in interest expense, net was primarily attributable to interest expense incurred on $750.0 million of 6.875% senior notes issued in March 2019, which were used to reduce borrowings under the Credit Agreement, partially offset by the decreased borrowings under the Credit Agreement. The weighted average interest rate applicable to borrowings under the Credit Agreement was 4.81% and 4.65% for the three months ended September 30, 2019 and September 30, 2018, respectively, and average outstanding borrowings under the Credit Agreement were $357.6 million for the three months ended September 30, 2019 compared to $972.3 million for the three months ended September 30, 2018.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Nine Months Ended September 30,		Percent
	2019	2018	Change
Revenues:
Contract operations	$493,110	$383,732	28.5%
Parts and service	11,544	15,836	(27.1)%
Related party	15,523	12,807	21.2%
Total revenues	520,177	412,375	26.1%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	170,693	159,177	7.2%
Gross operating margin	349,484	253,198	38.0%
Other operating and administrative costs and expenses:
Selling, general and administrative	48,836	52,891	(7.7)%
Depreciation and amortization	173,220	156,943	10.4%
Loss (gain) on disposition of assets	(389)	12,328	*
Impairment of compression equipment	3,234	2,292	*
Total other operating and administrative costs and expenses	224,901	224,454	0.2%
Operating income	124,583	28,744	333.4%
Other income (expense):
Interest expense, net	(94,162)	(51,125)	84.2%
Other	53	21	*
Total other expense	(94,109)	(51,104)	84.2%
Net income (loss) before income tax expense (benefit)	30,474	(22,360)	*
Income tax expense (benefit)	623	(1,624)	(138.4)%
Net income (loss)	$29,851	$(20,736)	*

*Not meaningful

Contract operations revenue. The $109.4 million increase in contract operations revenue during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily attributable to the first three months of 2018 including only the results of the USA Compression Predecessor prior to the Transactions Date. Also, we have experienced a year-to-year increase in demand for our compression services driven by increased U.S. production of crude oil and natural gas. Average revenue generating horsepower increased 26.3% during the nine months ended September 30, 2019 over the nine months ended September 30, 2018 primarily due to the inclusion of the Partnership’s historical assets for a portion of the nine months ended September 30, 2018 compared to the entire nine months ended September 30, 2019, and average revenue per revenue generating horsepower per month increased 3.8% from $15.98 for the nine months ended September 30, 2018 to $16.59 for the nine months ended September 30, 2019.

Parts and service revenue. The $4.3 million decrease in parts and service revenue was primarily attributable to a decrease in maintenance work performed on units at our customers’ locations that are outside the scope of our core maintenance activities and offered as a courtesy to our customers, and freight and crane charges that are directly reimbursable by customers. Demand for retail parts and services fluctuates from period to period based on the varying needs of our customers.

Related party revenue. Related party revenue was earned through related party transactions in the ordinary course of business with various affiliated entities of ETO. The $2.7 million increase in related party revenue was primarily attributable to additional compression and related ancillary services demand from such affiliates.

Cost of operations, exclusive of depreciation and amortization. The $11.5 million increase in cost of operations, exclusive of depreciation and amortization, was driven by (1) a $20.5 million increase in direct expenses, such as parts and fluids expenses, and (2) a $5.5 million increase in direct labor expenses, partially offset by (3) a $4.8 million decrease in ad valorem tax expense, due primarily to prior year refunds received during the nine months ended

September 30, 2019 and lower 2019 ad valorem tax rates, (4) a $3.6 million decrease in other indirect expenses, (5) a $3.5 million decrease in outside maintenance services and (6) a $3.0 million decrease in retail parts and service expenses, which have a corresponding decrease in parts and service revenue. The increase in direct parts, fluids and labor is primarily driven by the increase in average revenue generating horsepower during the current period as a result of the addition of the Partnership’s historical assets after the Transactions Date.

Gross operating margin. The $96.3 million increase in gross operating margin was primarily due to an increase in revenues, partially offset by an increase in cost of operations, exclusive of depreciation and amortization, during the nine months ended September 30, 2019. These increases were primarily due to the addition of the Partnership’s historical assets after the Transactions Date and higher demand for our services driven by increased U.S. production of crude oil and natural gas.

Selling, general and administrative expense. The $4.1 million decrease in selling, general and administrative expense for the nine months ended September 30, 2019 was primarily attributable to (1) a $4.3 million decrease in transaction expenses and severance expenses, (2) a $3.0 million decrease in unit-based compensation expense and (3) a $3.0 million decrease in other miscellaneous expenses, partially offset by (4) a $3.1 million increase in payroll and benefits expenses and (5) a $2.6 million increase in professional fees expenses.

Unit-based compensation expense was lower for the nine months ended September 30, 2019 primarily due to the accelerated vesting of certain outstanding phantom units as a result of the change in control associated with the Transactions during the nine months ended September 30, 2018, partially offset by an increase in the number of outstanding unvested phantom units as of September 30, 2019 compared to September 30, 2018. Transaction expenses and severance expenses were lower during the nine months ended September 30, 2019 primarily due to the Transactions completed during the nine months ended September 30, 2018. Other miscellaneous expenses decreased primarily due to the expense allocation to the USA Compression Predecessor ending after the Transactions Date. Payroll and benefits expenses and professional fees increased due to the addition of the Partnership’s historical assets after the Transactions Date.

Depreciation and amortization expense. The $16.3 million increase in depreciation and amortization expense was primarily the result of the addition of the Partnership’s historical assets on the Transactions Date.

Interest expense, net. The $43.0 million increase in interest expense, net was primarily attributable to (1) higher overall debt balances for the nine months ended September 30, 2019 compared to September 30, 2018, as the USA Compression Predecessor had no borrowings prior to the Transactions Date, (2) interest expense incurred on $750.0 million of 6.875% senior notes issued in March 2019, which were used to reduce borrowings under the Credit Agreement, and (3) higher interest rates on borrowings under the Credit Agreement. These increases were partially offset by the decrease in borrowings under the Credit Agreement.

The weighted average interest rate applicable to borrowings under the Credit Agreement was 4.98% for the nine months ended September 30, 2019 compared to 4.60% for the period from the Transactions Date to September 30, 2018. Average outstanding borrowings under the Credit Agreement were $524.6 million for the nine months ended September 30, 2019 compared to $955.6 million for the period from the Transactions Date to September 30, 2018.

Other Financial Data

The following table summarizes other financial data for the periods presented (dollars in thousands):

	Three Months Ended September 30,				Percent	Nine Months Ended September 30,				Percent
Other Financial Data: (1)	2019		2018		Change	2019		2018		Change
Gross operating margin	$118,333		$104,638		13.1%	$349,484		$253,198		38.0%
Gross operating margin percentage (2)	67.3%		61.9%		8.7%	67.2%		61.4%		9.4%
Adjusted EBITDA	$104,327		$90,132		15.7%	$310,412		$217,219		42.9%
Adjusted EBITDA percentage (2)	59.4%		53.3%		11.3%	59.7%		52.7%		13.3%
DCF	$54,933		$47,478		15.7%	$163,847		$121,336		35.0%
DCF Coverage Ratio	1.08	x	1.01	x	7.2%	1.13	x	1.28	x	(12.0)%
Cash Coverage Ratio	1.09	x	1.01	x	7.8%	1.13	x	1.29	x	(12.2)%
(1)	Gross operating margin, Adjusted EBITDA, Distributable Cash Flow (“DCF”), DCF Coverage Ratio and Cash Coverage Ratio are all non-GAAP financial measures. Definitions of each measure, as well as reconciliations of each measure to its most directly comparable financial measure(s) calculated and presented in accordance with GAAP, can be found below under the caption “Non-GAAP Financial Measures.”

(2)	Gross operating margin percentage and Adjusted EBITDA percentage are calculated as a percentage of revenue.

Adjusted EBITDA. Adjusted EBITDA during the three months ended September 30, 2019 increased $14.2 million, or 15.7%, over the three months ended September 30, 2018, primarily due to a $13.7 million increase in gross operating margin and a $0.4 million decrease in selling, general and administrative expenses, excluding transaction expenses, unit-based compensation expense and other non-recurring charges, during the three months ended September 30, 2019.

Adjusted EBITDA during the nine months ended September 30, 2019 increased $93.2 million, or 42.9% over the nine months ended September 30, 2018, driven by the addition of the Partnership’s historical assets after the Transactions Date, which was the primary cause of a $96.3 million increase in gross operating margin. The increase was partially offset by a $3.3 million increase in selling, general and administrative expenses, excluding transaction expenses, unit-based compensation expense and other non-recurring charges, during the nine months ended September 30, 2019.

DCF. The $7.5 million, or 15.7%, increase in DCF during the three months ended September 30, 2019 over the three months ended September 30, 2018 was primarily attributable to a $13.7 million increase in gross operating margin and a $0.4 million decrease in selling, general and administrative expenses, excluding transaction expenses, unit-based compensation expense and other-non recurring charges, offset by a $6.7 million increase in cash interest expense, net, during the three months ended September 30, 2019.

The $42.5 million, or 35.0%, increase in DCF during the nine months ended September 30, 2019 over the nine months ended September 30, 2018 was driven by (1) the addition of the Partnership’s historical assets after the Transactions Date, which was the primary cause of a $96.3 million increase in gross operating margin, and (2) a $1.8 million decrease in maintenance capital expenditures. These increases were partially offset by (3) a $41.0 million increase in cash interest expense, net, (4) a $12.3 million increase in distributions on Preferred Units and (5) a $3.3 million increase in selling, general and administrative expenses, excluding transaction expenses, unit-based compensation expense and other non-recurring charges, during the nine months ended September 30, 2019.

Coverage Ratios. The decrease in DCF Coverage Ratio and Cash Coverage Ratio for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was attributable to the fact that distributions for the nine months ended September 30, 2018 reflect only two quarters of distributions, as the USA Compression Predecessor did not pay distributions prior to the Transactions Date, as well as additional distributions for the three months ended September 30, 2019 due to the conversion of 6,397,965 Class B Units, which did not participate in distributions, to common units on a one-for-one basis on July 30, 2019.

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

Cash Flows

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$208,880	$133,200
Net cash used in investing activities	$(108,227)	$(715,849)
Net cash provided by (used in) financing activities	$(100,750)	$581,466

Net cash provided by operating activities. The $75.7 million increase in net cash provided by operating activities for the nine months ended September 30, 2019 was due primarily to (1) a $56.1 million increase in net income, as adjusted for non-cash items, as a result of the addition of the Partnership’s historical assets after the Transactions Date and a year-to-year increase in demand for our compression services and (2) a $19.6 million improvement in changes in assets and liabilities, driven by improved accounts receivable collections and partially offset by higher inventories.

Net cash used in investing activities. Net cash used in investing activities decreased $607.6 million for the nine months ended September 30, 2019 compared to September 30, 2018. This decrease was due to (1) $1.2 billion of cash paid, offset by $710.5 million of cash assumed, each as part of the CDM Acquisition for the nine months ended September 30, 2018, (2) a $66.8 million decrease in capital expenditures, for purchases of new compression units, related equipment and reconfiguration costs, (3) a $15.3 million increase in proceeds from disposition of property and equipment and (4) a $3.5 million increase in insurance proceeds received during the nine months ended September 30, 2019 for compression units previously damaged.

Net cash provided by (used in) financing activities. Net cash used in financing activities was $100.8 million for the nine months ended September 30, 2019 compared to net cash provided by financing activities of $581.5 million for the nine months ended September 30, 2018. This change was primarily due to (1) $479.1 million of net proceeds received during the nine months ended September 30, 2018 for the issuance of Preferred Units and Warrants used to partially fund the CDM Acquisition, (2) an increase of $24.5 million of cash distributions paid on Preferred Units during the nine months ended September 30, 2019, (3) an increase of $48.4 million in cash distributions paid on common units, as the USA Compression Predecessor did not pay distributions prior to the Transactions Date, (4) a decrease in net borrowings of $107.8 million for the nine months ended September 30, 2019, as additional borrowings for the nine months ended 2018 were made primarily to pay fees and expenses related to the CDM Acquisition, and (5) during the nine months ended September 30, 2018, the USA Compression Predecessor received $28.5 million in intercompany contributions from its former parent company.

During the nine months ended September 30, 2019, we received $750.0 million (before fees and expenses) from the issuance of the Senior Notes 2027. Additionally, and primarily in connection with the issuance of the Senior Notes 2027, we paid fees and expenses of $13.5 million. We used the net proceeds to reduce our borrowings under the Credit Agreement.

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

We classify capital expenditures as maintenance or expansion on an individual asset basis. Over the long term, we expect that our maintenance capital expenditure requirements will continue to increase as the overall size and age of our fleet increases. Our aggregate maintenance capital expenditures for the nine months ended September 30, 2019 and 2018 were $21.8 million and $23.6 million, respectively. We currently plan to spend approximately $28 million in maintenance capital expenditures for the year 2019, including parts consumed from inventory.

Without giving effect to any equipment we may acquire pursuant to any future acquisitions, we currently have budgeted between $145 million and $155 million in expansion capital expenditures for the year 2019. Our expansion capital expenditures for the nine months ended September 30, 2019 and 2018 were $136.9 million and $167.5 million, respectively. As of September 30, 2019, we had binding commitments to purchase $47.7 million of additional compression units and serialized parts, $7.8 million of which we expect to spend for units to be delivered in the remainder of 2019.

Revolving Credit Facility

As of September 30, 2019, we were in compliance with all of our covenants under the Credit Agreement. As of September 30, 2019, we had outstanding borrowings under the Credit Agreement of $394.5 million, $1.2 billion of borrowing base availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $410.4 million.

As of November 1, 2019, we had outstanding borrowings under the Credit Agreement of $375.2 million.

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

Senior Notes 2027

On March 7, 2019, the Partnership and Finance Corp co-issued $750.0 million aggregate principal amount of senior notes due on September 1, 2027 (the “Senior Notes 2027”). The Senior Notes 2027 accrue interest from March 7, 2019 at the rate of 6.875% per year. Interest on the Senior Notes 2027 is payable semi-annually in arrears on each of March 1 and September 1, with the first such payment having occurred on September 1, 2019. Net proceeds from the Senior Notes 2027 were used to reduce our outstanding borrowings under the Credit Agreement.

For a more detailed description of the Senior Notes 2027, see Note 8 to our unaudited condensed consolidated financial statements under Part I, Item 1 of this report.

Class B Unit Conversion

On July 30, 2019, 6,397,965 Class B Units automatically converted into common units on a one-for-one basis, resulting in the issuance of 6,397,965 common units to ETO. Following the conversion, there are no longer Class B Units outstanding.

Distribution Reinvestment Plan

During the nine months ended September 30, 2019, distributions of $0.7 million were reinvested under the DRIP resulting in the issuance of 44,605 common units. Such distributions are treated as non-cash transactions in the accompanying Unaudited Condensed Consolidated Statements of Cash Flows included under Part I, Item 1 of this report.

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

The following table reconciles gross operating margin to operating income, its most directly comparable GAAP financial measure, for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Contract operations	$166,197	$158,664	$493,110	$383,732
Parts and service	4,460	6,012	11,544	15,836
Related party	5,099	4,271	15,523	12,807
Total revenues	175,756	168,947	520,177	412,375
Cost of operations, exclusive of depreciation and amortization	57,423	64,309	170,693	159,177
Gross operating margin	118,333	104,638	349,484	253,198
Other operating and administrative costs and expenses:
Selling, general and administrative	16,631	17,753	48,836	52,891
Depreciation and amortization	57,513	59,403	173,220	156,943
Loss (gain) on disposition of assets	(1,975)	1,250	(389)	12,328
Impairment of compression equipment	—	2,292	3,234	2,292
Total other operating and administrative costs and expenses	72,169	80,698	224,901	224,454
Operating income	$46,164	$23,940	$124,583	$28,744

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

The following table reconciles Adjusted EBITDA to net income (loss) and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$13,315	$(563)	$29,851	$(20,736)
Interest expense, net	32,626	25,443	94,162	51,125
Depreciation and amortization	57,513	59,403	173,220	156,943
Income tax expense (benefit)	244	(918)	623	(1,624)
EBITDA	$103,698	$83,365	$297,856	$185,708
Interest income on capital lease	159	225	530	498
Unit-based compensation expense (1)	2,090	1,892	7,930	10,891
Transaction expenses (2)	4	1,257	555	4,120
Severance charges	351	(149)	696	1,382
Loss (gain) on disposition of assets	(1,975)	1,250	(389)	12,328
Impairment of compression equipment (3)	—	2,292	3,234	2,292
Adjusted EBITDA	$104,327	$90,132	$310,412	$217,219
Interest expense, net	(32,626)	(25,443)	(94,162)	(51,125)
Non-cash interest expense	1,965	1,516	5,620	3,555
Income tax (expense) benefit	(244)	918	(623)	1,624
Interest income on capital lease	(159)	(225)	(530)	(498)
Transaction expenses	(4)	(1,257)	(555)	(4,120)
Severance charges	(351)	149	(696)	(1,382)
Other	152	(688)	652	(1,230)
Changes in operating assets and liabilities	(11,766)	(26,272)	(11,238)	(30,843)
Net cash provided by operating activities	$61,294	$38,830	$208,880	$133,200
(1)	For the three and nine months ended September 30, 2019, unit-based compensation expense included $0.6 million and $1.9 million, respectively, of cash payments related to quarterly payments of distribution equivalent rights on outstanding phantom unit awards and $0.1 million and $0.6 million, respectively, related to the cash portion of any settlement of phantom unit awards upon vesting. For the three and nine months ended September 30, 2018, unit-based compensation expense included $0.4 million and $0.8 million, respectively, of cash payments related to quarterly payments of distribution equivalent rights on outstanding phantom unit awards in each period, and $3.7 million related to the cash portion of any settlement of phantom unit awards upon vesting for the nine months ended September 30, 2018. The remainder of the unit-based compensation expense for all periods was related to non-cash adjustments to the unit-based compensation liability.

(2)	Represents certain expenses related to potential and completed transactions and other items. We believe it is useful to investors to exclude these fees.

(3)	Represents non-cash charges incurred to write down long-lived assets with recorded values that are not expected to be recovered through future cash flows.

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

The following table reconciles DCF to net income (loss) and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$13,315	$(563)	$29,851	$(20,736)
Non-cash interest expense	1,965	1,516	5,620	3,555
Depreciation and amortization	57,513	59,403	173,220	156,943
Non-cash income tax expense (benefit)	151	(1,038)	352	(1,863)
Unit-based compensation expense (1)	2,090	1,892	7,930	10,891
Transaction expenses (2)	4	1,257	555	4,120
Severance charges	351	(149)	696	1,382
Loss (gain) on disposition of assets	(1,975)	1,250	(389)	12,328
Impairment of compression equipment (3)	—	2,292	3,234	2,292
Distributions on Preferred Units	(12,188)	(12,188)	(36,563)	(24,242)
Proceeds from insurance recovery	737	253	1,164	253
Maintenance capital expenditures (4)	(7,030)	(6,447)	(21,823)	(23,587)
DCF	$54,933	$47,478	$163,847	$121,336
Maintenance capital expenditures	7,030	6,447	21,823	23,587
Transaction expenses	(4)	(1,257)	(555)	(4,120)
Severance charges	(351)	149	(696)	(1,382)
Distributions on Preferred Units	12,188	12,188	36,563	24,242
Other	(736)	97	(864)	380
Changes in operating assets and liabilities	(11,766)	(26,272)	(11,238)	(30,843)
Net cash provided by operating activities	$61,294	$38,830	$208,880	$133,200
(1)	For the three and nine months ended September 30, 2019, unit-based compensation expense included $0.6 million and $1.9 million, respectively, of cash payments related to quarterly payments of distribution equivalent rights on outstanding phantom unit awards and $0.1 million and $0.6 million, respectively, related to the cash portion of any settlement of phantom unit awards upon vesting. For the three and nine months ended September 30, 2018, unit-based compensation expense included $0.4 million and $0.8 million, respectively, of cash payments related to quarterly payments of distribution equivalent rights on outstanding phantom unit awards in each period, and $3.7 million related to the cash portion of any settlement of phantom unit awards upon vesting for the nine months ended September 30, 2018. The remainder of the unit-based compensation expense for all periods was related to non-cash adjustments to the unit-based compensation liability.

(2)	Represents certain expenses related to potential and completed transactions and other items. We believe it is useful to investors to exclude these fees.

(3)	Represents non-cash charges incurred to write down long-lived assets with recorded values that are not expected to be recovered through future cash flows.

(4)	Reflects actual maintenance capital expenditures for the period presented. Maintenance capital expenditures are capital expenditures made to maintain the operating capacity of our assets and extend their useful lives, replace partially or fully depreciated assets, or other capital expenditures that are incurred in maintaining our existing business and related cash flow.

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

The following table summarizes certain coverage ratios for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018 (4)
DCF	$54,933	$47,478	$163,847	$121,336

Distributions for DCF Coverage Ratio (1)	$50,723	$47,233	$145,412	$94,458

Distributions reinvested in the DRIP (2)	$282	$218	$744	$436

Distributions for Cash Coverage Ratio (3)	$50,441	$47,015	$144,668	$94,022

DCF Coverage Ratio	1.08	1.01	1.13	1.28

Cash Coverage Ratio	1.09	1.01	1.13	1.29
(1)	Represents distributions to the holders of our common units as of the record date.

(2)	Represents distributions to holders enrolled in the DRIP as of the record date.

(3)	Represents cash distributions declared for common units not participating in the DRIP.

(4)	Distributions for the nine months ended September 30, 2018 reflect only two quarters of distributions as the USA Compression Predecessor did not pay distributions prior to the Transactions Date.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing activities.

Recent Accounting Pronouncements

For discussion on specific recent accounting pronouncements affecting us, see Note 14 to our unaudited condensed consolidated financial statements under Part I, Item 1 of this report.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to any natural gas or crude oil in connection with our services and, accordingly, have no direct exposure to fluctuating commodity prices. However, the demand for our compression services depends upon the continued demand for, and production of, natural gas and crude oil. Sustained changes in natural gas or crude oil prices over the long term could result in a decline in the production of natural gas or crude oil, which could result in reduced demand for our compression services. We do not intend to hedge our indirect exposure to fluctuating commodity prices. A 1% decrease in average revenue generating horsepower for the nine months ended September 30, 2019 would result in an annual decrease of approximately $6.5 million in revenue and $4.4 million in gross operating margin. Gross operating margin is a non-GAAP financial measure. For a reconciliation of gross operating margin to net income (loss), its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read “Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” of this report.

Interest Rate Risk

We are exposed to market risk due to variable interest rates under our financing arrangements.

As of September 30, 2019, we had $394.5 million of variable-rate indebtedness outstanding at a weighted average interest rate of 4.98%. A 1% increase or decrease in the effective interest rate on our variable-rate outstanding debt at September 30, 2019 would result in an annual increase or decrease in our interest expense of approximately $3.9 million.

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

Management’s Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2019 at the reasonable assurance level.

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

The following materials from USA Compression Partners, LP’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2019 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) our Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) our Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018, (iii) our Consolidated Statements of Changes in Partners’ Capital and Predecessor Parent Company Net Investment for the nine months ended September 30, 2019 and 2018, (iv) our Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, and (v) the related notes to our consolidated financial statements.

104	*	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included with Exhibit 101)

*	Filed herewith.

#	Furnished herewith. Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 5, 2019	USA Compression Partners, LP

	By:	USA Compression GP, LLC
its General Partner

	By:	/s/ Matthew C. Liuzzi
Matthew C. Liuzzi
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

	By:	/s/ G. Tracy Owens
G. Tracy Owens
Vice President, Finance and Chief Accounting Officer
(Principal Accounting Officer)