Form 10-K
period 2019-12-31
USA Compression Partners, LP
filed 2020-02-18
CIK 1522727

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 001-35779
USA Compression Partners, LP
(Exact Name of Registrant as Specified in its Charter)

Delaware	75-2771546
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
111 Congress Avenue, Suite 2400
Austin, Texas 78701
(Address of principal executive offices) (zip code)
(512) 473-2662
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Units Representing Limited Partner Interests	USAC	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of common units held by non-affiliates of the registrant as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter was $879.6 million. This calculation does not reflect a determination that such persons are affiliates for any other purpose.
As of February 13, 2020, there were 96,650,859 common units outstanding.
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
Known material factors that could cause our actual results to differ from those in these forward-looking statements are described below, in Part I, Item 1A “Risk Factors” and in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:

•	changes in general economic conditions and changes in economic conditions of the crude oil and natural gas industries specifically;

•	competitive conditions in our industry;

•	changes in the long-term supply of and demand for crude oil and natural gas;

•	actions taken by our customers, competitors and third-party operators;

•	the deterioration of the financial condition of our customers;

•	changes in the availability and cost of capital;

•	our ability to realize the anticipated benefits of acquisitions;

•	operating hazards, natural disasters, weather-related delays, casualty losses, equipment defects and other matters beyond our control;

•	the restrictions on our business that are imposed under our long-term debt agreements;

•	information technology risks including the risk from cyberattack;

•	the effects of existing and future laws and governmental regulations; and

•	the effects of future litigation.
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
Following the transactions described in further detail below, CDM Resource Management LLC (“CDM Resource”) and CDM Environmental & Technical Services LLC (“CDM E&T”), which together represent the CDM Compression Business (the “USA Compression Predecessor”), has been determined to be the historical predecessor of USA Compression Partners, LP (the “Partnership”) for financial reporting purposes. The USA Compression Predecessor is considered the predecessor of the Partnership because Energy Transfer Equity LP (“ETE”), through its wholly owned subsidiary Energy Transfer Partners, L.L.C., (“ETP LLC”) controlled the USA Compression Predecessor prior to the transactions described below and obtained control of the Partnership through its acquisition of USA Compression GP, LLC, the general partner of the Partnership (the “General Partner”).
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
Overview
We are a growth-oriented Delaware limited partnership, and we believe that we are one of the largest independent providers of natural gas compression services in the United States (“U.S.”) in terms of total compression fleet horsepower. USA Compression Partners, LP has been providing compression services since 1998 and completed its initial public offering in January 2013. The USA Compression Predecessor has been providing compression services since 1997 and was a wholly owned indirect subsidiary of ETO prior to the Transactions Date. As of December 31, 2019, we had 3,682,968 horsepower in our fleet and 56,500 horsepower on order for expected delivery during 2020. We provide compression services to our customers primarily in connection with infrastructure applications, including both allowing for the processing and transportation of natural gas through the domestic pipeline system and enhancing crude oil production through artificial lift processes. As such, our compression services play a critical role in the production, processing and transportation of both natural gas and crude oil.
We provide compression services in a number of shale plays throughout the U.S., including the Utica, Marcellus, Permian Basin, Delaware Basin, Eagle Ford, Mississippi Lime, Granite Wash, Woodford, Barnett, Haynesville, Niobrara and Fayetteville shales. Demand for our services is driven by the domestic production of natural gas and crude oil; as such, we have focused our activities in areas with attractive natural gas and crude oil production growth, which are generally found in these shale and unconventional resource plays. According to studies promulgated by the U.S. Energy Information Administration (“EIA”), the production and transportation volumes of these shale plays, in aggregate, are expected to increase over the long term due to the comparatively attractive economic returns versus returns achieved in many conventional basins. Furthermore, the changes in production volumes and pressures of shale plays over time require a wider range of compression services than in conventional basins. We believe we are well-positioned to meet these changing operating conditions due to the flexibility of our compression units. While our business focuses largely on compression services serving infrastructure applications, including centralized natural gas gathering systems and processing facilities, which utilize large horsepower compression units, typically in shale plays, we also provide compression services in more mature conventional basins, including gas lift applications on crude oil wells targeted by horizontal drilling techniques. Gas lift, a process by which natural gas is injected into the production tubing of an existing producing well, in order to reduce the hydrostatic pressure and allow the oil to flow at a higher rate, and other artificial lift technologies are critical to the enhancement of oil production from horizontal wells operating in tight shale plays.
We operate a modern fleet of compression units, with an average age of approximately six years. We acquire our compression units from third-party fabricators who build the units to our specifications, utilizing specific components from original equipment manufacturers and assembling the units in a manner that provides us the ability to meet certain operating condition thresholds. Our standard new-build compression units are generally configured for multiple compression stages allowing us to operate our units across a broad range of operating conditions. The design flexibility of our units, particularly in midstream applications, allows us to enter into longer-term contracts and reduces the redeployment risk of our horsepower in the field. Our modern and standardized fleet, decentralized field level operating structure and technical proficiency in predictive and preventive maintenance and overhaul operations have enabled us to achieve average service run times consistently at or above the levels required by our customers and maintain high overall utilization rates for our fleet.
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
We provide compression services to major oil companies and independent producers, processors, gatherers and transporters of natural gas and crude oil.  Regardless of the application for which our services are provided, our customers rely upon the availability of the equipment used to provide compression services and our expertise to maximize the throughput of product, reduce fuel costs and minimize emissions. While we significantly expanded our geographic footprint with our acquisition of the USA Compression Predecessor from ETO (the “CDM Acquisition”), our customers may have compression demands in areas of the U.S. in conjunction with their field development projects where we are not currently operating. We continually consider further expansion of our geographic areas of operation in the U.S. based upon the level of customer demand. Our modern, flexible fleet of compression units, which have been designed to be rapidly deployed and redeployed throughout the country, provides us with opportunities to expand into other areas with both new and existing customers.
We also own and operate a fleet of equipment used to provide natural gas treating services, such as carbon dioxide and hydrogen sulfide removal, natural gas cooling and dehydration, to natural gas producers and midstream companies.
Our assets and operations are organized into a single reportable segment and are all located and conducted in the U.S. See our consolidated financial statements, and the notes thereto, in Part II, Item 8 “Financial Statements and Supplementary Data” for financial information on our operations and assets; such information is incorporated herein by reference.
Recent Developments
2027 Senior Notes Issuance and Exchange
On March 7, 2019, the Partnership and its wholly owned finance subsidiary, USA Compression Finance Corp. (“Finance Corp”), co-issued $750.0 million aggregate principal amount of senior notes due on September 1, 2027 (the “Senior Notes 2027”). The Senior Notes 2027 accrue interest from March 7, 2019 at the rate of 6.875% per year. Interest on the Senior Notes 2027 is payable semi-annually in arrears on each of March 1 and September 1, with the first such payment having occurred on September 1, 2019.
On December 18, 2019, the Partnership closed an exchange offer whereby holders of the Senior Notes 2027 exchanged all of the Senior Notes 2027 for an equivalent amount of senior notes (“Exchange Notes 2027”) registered under the Securities Act of 1933, as amended (“Securities Act”).  The Exchange Notes 2027 are substantially identical to the Senior Notes 2027, except that the Exchange Notes 2027 have been registered with the U.S. Securities and Exchange Commission (“SEC”) and do not contain the transfer restrictions, restrictive legends, registration rights or additional interest provisions of the Senior Notes 2027.
2026 Senior Notes Issuance and Exchange
On March 23, 2018, the Partnership and Finance Corp co-issued $725.0 million aggregate principal amount of senior notes due on April 1, 2026 (the “Senior Notes 2026”). The Senior Notes 2026 accrue interest from March 23, 2018 at the rate of 6.875% per year. Interest on the Senior Notes 2026 is payable semi-annually in arrears on each of April 1 and October 1, with the first such payment having occurred on October 1, 2018.
On January 14, 2019, the Partnership closed an exchange offer whereby holders of the Senior Notes 2026 exchanged all of the Senior Notes 2026 for an equivalent amount of senior notes (“Exchange Notes 2026”) registered under the Securities Act.  The Exchange Notes 2026 are substantially identical to the Senior Notes 2026, except that the Exchange Notes 2026 have been registered with the SEC and do not contain the transfer restrictions, restrictive legends, registration rights or additional interest provisions of the Senior Notes 2026.
2018 CDM Acquisition and Related Transactions
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
General Partner Purchase Agreement
On the Transactions Date, and in connection with the closing of the CDM Acquisition, we consummated the transactions contemplated by the Purchase Agreement dated January 15, 2018, by and among ET LP, ETP LLC, USA Compression Holdings, LLC (“USA Compression Holdings”) and, solely for certain purposes therein, R/C IV USACP Holdings, L.P. and ETO, pursuant to which, among other things, ET LP acquired from USA Compression Holdings (i) all of the outstanding limited liability company interests in the General Partner and (ii) 12,466,912 common units for cash consideration paid by ET LP to USA Compression Holdings equal to $250.0 million (the “GP Purchase”). Upon the closing of the ETE Merger, ET LP contributed all of the interests in the General Partner and the 12,466,912 common units to ETO.
Equity Restructuring Agreement
On the Transactions Date, and in connection with the closing of the CDM Acquisition, we consummated the transactions contemplated by the Equity Restructuring Agreement dated January 15, 2018 (the “Equity Restructuring Agreement”), pursuant to which, among other things, the Partnership, the General Partner and ET LP agreed to cancel the Partnership’s Incentive Distribution Rights (“IDRs”) and convert the General Partner’s interest into a non-economic general partner interest, in exchange for the Partnership’s issuance of 8,000,000 common units to the General Partner (the “Equity Restructuring”). In addition, at any time after one year following the Transactions Date, ET LP has the right to contribute (or cause any of its subsidiaries to contribute) to us all of the outstanding equity interests in any of its subsidiaries that owns the general partner interest in us in exchange for $10.0 million (the “GP Contribution”); provided that the GP Contribution will occur automatically if at any time following the Transactions Date (i) ET LP or one of its subsidiaries (including ETO) owns, directly or indirectly, the general partner interest in us and (ii) ET LP and its subsidiaries (including ETO) collectively own less than 12,500,000 of our common units.
The CDM Acquisition, GP Purchase and Equity Restructuring are collectively referred to as the “Transactions.”
Series A Preferred Unit and Warrant Private Placement
On the Transactions Date, we completed a private placement of $500 million in the aggregate of (i) newly authorized and established Series A Preferred Units representing limited partner interests in us (the “Preferred Units”) and (ii) warrants to purchase common units (the “Warrants”) pursuant to a Series A Preferred Unit and Warrant Purchase Agreement dated January 15, 2018, between the Partnership and certain investment funds managed or advised by EIG Global Energy Partners and FS Energy and Power Fund (collectively, the “Preferred Unitholders”).  We issued 500,000 Preferred Units with a face value of $1,000 per Preferred Unit and issued two tranches of Warrants to the Preferred Unitholders, which included Warrants to purchase 5,000,000 common units with a strike price of $17.03 per unit and 10,000,000 common units with a strike price of $19.59 per unit. The Warrants may be exercised by the holders thereof at any time beginning April 2, 2019 and before April 2, 2028.
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
The Credit Agreement amended the Fifth A&R Credit Agreement to, among other things, (i) increase the borrowing capacity under the Credit Agreement from $1.1 billion to $1.6 billion (subject to availability under a borrowing base), (ii) extend the termination date (and the maturity date of the obligations thereunder) from January 6, 2020 to April 2, 2023, (iii) subject to the terms of the Credit Agreement, permit up to $400.0 million of future increases in borrowing capacity, (iv) modify the leverage ratio covenant to be 5.5 to 1.0 through the end of the fiscal quarter ending December 31, 2019, and 5.0 to 1.0 thereafter and (v) increase the applicable margin for eurodollar borrowings to range from 2.00% to 2.75%, depending on our leverage ratio, all as more fully set forth in the Credit Agreement.

Our Operations
Compression Services
We provide compression services for a fixed monthly service fee. As part of our services, we engineer, design, operate, service and repair our fleet of compression units and maintain related support inventory and equipment. In certain instances, we also engineer, design, install, operate, service and repair certain ancillary equipment used in conjunction with our compression services. We have consistently provided average service run times at or above the levels required by our customers. In general, our team of field service technicians services only our compression fleet and ancillary equipment. In limited circumstances and for established customers, we will agree to service third-party owned equipment. We do not own any compression fabrication facilities.
Our Compression Fleet
The fleet of compression units that we own and use to provide compression services consists of specially engineered compression units that utilize standardized components, principally engines manufactured by Caterpillar, Inc. and compressor frames and cylinders manufactured by Ariel Corporation. Our units can be rapidly and cost effectively modified for specific customer applications. As of December 31, 2019, the average age of our compression units was approximately six years. Our modern, standardized compression unit fleet is powered primarily by the Caterpillar 3400, 3500 and 3600 engine classes, which range from 401 to 5,000 horsepower per unit. These larger horsepower units, which we define as 400 horsepower per unit or greater, represented 86.2% of our total fleet horsepower (including compression units on order) as of December 31, 2019. In addition, a portion of our fleet consists of smaller horsepower units ranging from 40 horsepower to 399 horsepower that are primarily used in gas lift applications. We believe the average age and overall composition of our compressor fleet result in fewer mechanical failures, lower fuel usage, and reduced environmental emissions.
The following table provides a summary of our compression units by horsepower as of December 31, 2019:

Unit Horsepower	Fleet Horsepower	Number of Units	Horsepower on Order (1)	Number of Units on Order	Total Horsepower	Number of Units	Percent of Total Horsepower	Percent of Total Units
Small horsepower
<400	516,674	3,031	—	—	516,674	3,031	13.8%	55.3%
Large horsepower
>400 and <1,000	426,384	730	9,000	15	435,384	745	11.6%	13.6%
>1,000	2,739,910	1,690	47,500	19	2,787,410	1,709	74.6%	31.1%
Total large horsepower	3,166,294	2,420	56,500	34	3,222,794	2,454	86.2%	44.7%
Total horsepower	3,682,968	5,451	56,500	34	3,739,468	5,485	100.0%	100.0%
________________________________

(1)	As of December 31, 2019, we had 56,500 large horsepower on order for delivery during 2020.

The following table sets forth certain information regarding our compression fleet as of the dates and for the periods indicated and excludes certain gas treating assets for which horsepower is not a relevant metric:

	Year Ended December 31,		Percent
Operating Data:	2019	2018	Change
Fleet horsepower (at period end) (1)	3,682,968	3,597,097	2.4%
Total available horsepower (at period end) (2)	3,709,468	3,675,447	0.9%
Revenue generating horsepower (at period end) (3)	3,310,024	3,262,470	1.5%
Average revenue generating horsepower (4)	3,279,374	2,760,029	18.8%
Revenue generating compression units (at period end)	4,559	4,629	(1.5)%
Average horsepower per revenue generating compression unit (5)	720	687	4.8%
Horsepower utilization (6):
At period end	93.7%	94.0%	(0.3)%
Average for the period (7)	94.1%	91.4%	3.0%
________________________________

(1)	Fleet horsepower is horsepower for compression units that have been delivered to us (and excludes units on order). As of December 31, 2019, we had 56,500 horsepower on order for delivery during 2020.

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

(6)
Horsepower utilization is calculated as (i) the sum of (a) revenue generating horsepower, (b) horsepower in our fleet that is under contract, but is not yet generating revenue and (c) horsepower not yet in our fleet that is under contract, not yet generating revenue and that is subject to a purchase order, divided by (ii) total available horsepower less idle horsepower that is under repair. Horsepower utilization based on revenue generating horsepower and fleet horsepower was 89.9% and 90.7% at December 31, 2019 and 2018, respectively.

(7)
Calculated as the average utilization for the months in the period based on utilization at the end of each month in the period.  Average horsepower utilization based on revenue generating horsepower and fleet horsepower was 89.8% and 87.5% for the years ended December 31, 2019 and 2018, respectively.

Many of our compression units contain devices that enable us to monitor the units remotely through cellular and satellite networks to supplement our technicians’ on-site monitoring visits. We intend to continue to selectively add remote monitoring systems to our new and existing fleet during 2020 where beneficial from an operational and financial standpoint. All of our compression units are designed to automatically shut down if operating conditions deviate from a pre-determined range. While we retain the care, custody, ongoing maintenance and control of our compression units, we allow our customers, subject to a defined protocol, to start, stop, accelerate and slow down compression units in response to field conditions.
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

We believe that our customers, by outsourcing their compression requirements, can achieve higher compression run-times, which translates into increased volumes of either natural gas or crude oil production and, therefore, increased revenues. Utilizing our compression services also allows our customers to reduce their operating, maintenance and equipment costs by allowing us to efficiently manage their changing compression needs. In many of our service contracts, we guarantee our customers availability (as described below) ranging from 95% to 98%, depending on field-level requirements.
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
Customers
Our customers consist of more than 375 companies in the energy industry, including major integrated oil companies, public and private independent exploration and production companies and midstream companies. Our ten largest customers accounted for approximately 33%, 33% and 43% of our revenue for the years ended December 31, 2019, 2018 and 2017, respectively.
Suppliers and Service Providers
The principal manufacturers of components for our natural gas compression equipment include Caterpillar, Inc., Cummins Inc., and Arrow Engine Company for engines, Air-X-Changers and Alfa Laval (US) for coolers, and Ariel Corporation, GE Oil & Gas Gemini products and Arrow Engine Company for compressor frames and cylinders. We also rely primarily on four vendors, A G Equipment Company, Alegacy Equipment, LLC, Standard Equipment Corp. and Genis Holdings LLC, to package and assemble our compression units. Although we rely primarily on these suppliers, we believe alternative sources for natural gas compression equipment are generally available if needed. However, relying on alternative sources may increase our costs and change the standardized nature of our fleet. We have not experienced any material supply problems to date. Although lead-times for new Caterpillar engines and new Ariel compressor frames have in the past been in excess of one year due to increased demand and supply allocations imposed on equipment packagers and end-users, as of December 31, 2019, lead-times for such engines and frames are approximately six months. Please read Part I, Item 1A “Risk Factors – Risks Related to Our Business – We depend on a limited number of suppliers and are vulnerable to product shortages and price increases, which could have a negative impact on our results of operations”.
Competition
The compression services business is highly competitive. Some of our competitors have a broader geographic scope and greater financial and other resources than we do. On a regional basis, we experience competition from numerous smaller companies that may be able to more quickly adapt to changes within our industry and changes in economic conditions as a whole, more readily take advantage of available opportunities and adopt more aggressive pricing policies. Additionally, the historical availability of attractive financing terms from financial institutions and equipment manufacturers has made the purchase of individual compression units affordable to our customers. We believe that we compete effectively on the basis of price, equipment availability, customer service, flexibility in meeting customer needs, quality and reliability of our compressors and related services. Please read Part I, Item 1A “Risk Factors – Risks Related to Our Business – We face significant competition that may cause us to lose market share and reduce our cash available for distribution”.
Seasonality
Our results of operations have not historically been materially affected by seasonality, and we do not currently have reason to believe that seasonal fluctuations will have a material impact in the foreseeable future.
Insurance
We believe that our insurance coverage is customary for the industry and adequate for our business. As is customary in the energy services industry, we review our safety equipment and procedures and carry insurance against most, but not all, risks of our business. Losses and liabilities not covered by insurance would increase our costs. The compression business can be hazardous, involving unforeseen circumstances such as uncontrollable flows of gas or well fluids, fires and explosions or environmental damage. To address the hazards inherent in our business, we maintain insurance coverage that, subject to significant deductibles, includes physical damage coverage, third party general liability insurance, employer’s liability, environmental and pollution and other coverage, although coverage for environmental and pollution related losses is subject to significant limitations. Under the terms of our standard compression services contract, we are responsible for maintaining insurance coverage on our compression equipment. Please read Part I, Item 1A “Risk Factors – Risks Related to Our Business – We do not insure against all potential losses and could be seriously harmed by unexpected liabilities”.
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
We do not believe that compliance with federal, state or local environmental laws and regulations will have a material adverse effect on our business, financial position or results of operations or cash flows. We cannot assure you, however, that future events such as changes in existing laws or enforcement policies, the promulgation of new laws or regulations, or the development or discovery of new facts or conditions or unforeseen incidents will not cause us to incur significant costs. The following is a discussion of material environmental and safety laws that relate to our operations. We believe that we are in substantial compliance with all of these environmental laws and regulations. Please read Part I, Item 1A “Risk Factors – Risks Related to Our Business – We are subject to substantial environmental regulation, and changes in these regulations could increase our costs or liabilities”.
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

In 2012, the EPA finalized rules that establish new air emissions controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package included New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emissions standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The rules established specific new requirements regarding emissions from compressors and controllers at natural gas processing plants, dehydrators, storage tanks and other production equipment as well as the first federal air standards for natural gas wells that are hydraulically fractured. In June 2016, the EPA took steps to expand on these regulations when it published New Source Performance Standards, known as Subpart OOOOa, that require certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce methane gas and VOC emissions. These Subpart OOOOa standards would expand the 2012 New Source Performance Standards by using certain equipment-specific emissions control practices, requiring additional controls for pneumatic controllers and pumps as well as compressors, and imposing leak detection and repair requirements for natural gas compressor and booster stations. However, the EPA announced in April 2017 that it intended to reconsider certain aspects of the 2016 New Source Performance Standards, and in May 2017, the EPA issued an administrative stay of key provisions of the rule, but was promptly ordered by the D.C. Circuit to implement the rule. The EPA also proposed 60-day and two-year stays of certain provisions in June 2017 and published a Notice of Data Availability in November 2017 seeking comment and providing clarification regarding the agency’s legal authority to stay the rule. In March 2018, EPA finalized narrow amendments to the rule, and in October 2018, EPA proposed further reconsideration amendments to the rule.  Among other things, these amendments would alter fugitive emissions requirements, monitoring frequencies, and well site pneumatic pump standards.  In September 2019, the EPA published a proposed rulemaking amending the June 2016 regulations that, among other things, would remove sources in the transmission and storage segment from the oil and natural gas source category and rescind the methane-specific requirements applicable to sources in the production and processing segments of the industry. As an alternative, EPA also proposed to rescind the methane-specific requirements that apply to all sources in the oil and natural gas industry, without removing the transmission and storage sources from the current source category. Under either alternative, EPA plans to retain emissions limits for volatile organic compounds. The EPA proposed rulemaking indicates that the controls to reduce volatile organic compound emissions also reduce methane at the same time, so separate methane limitations for these segments of the industry are redundant. Whether these proposed standards may become implemented, on what date and exactly what they will require is unknown at this time.
Depending upon whether EPA finalizes these further amendments or promulgates any additional regulation of air emissions from the oil and gas sector could result in increased expenditures for pollution control equipment, which could impact our customers’ operations and negatively impact our business.
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
Climate change. Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas, are examples of greenhouse gases (“GHGs”). In recent years, the U.S. Congress has considered legislation to reduce GHG emissions. Federal and possibly state governments may impose significant and potentially draconian restrictions on fossil-fuel exploration, production and use if pledges made by certain candidates seeking various political offices were enacted into law. Some proposals include bans on hydraulic fracturing of oil and gas wells, bans on new leases for production of minerals on federal properties, and imposing restrictive requirements on new pipeline infrastructure or fossil-fuel export facilities. Other energy legislation and initiatives could include a carbon tax or cap and trade program. Further, although Congress has not passed such legislation, almost half of the states have begun to address GHG emissions, primarily through the planned development of emissions inventories or regional GHG cap and trade programs. Depending on the particular program, we could be required to control GHG emissions or to purchase and surrender allowances for GHG emissions resulting from our operations.
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
The EPA also promulgated the Clean Power Plan rule (“CPP”), which is intended to reduce carbon emissions from existing power plants by 32 percent from 2005 levels by 2030. In 2019, the EPA finalized the Affordable Clean Energy rule (“ACE”) to replace the CPP, providing states with authority to regulate GHGs from coal-fired power plants, and establish heat rate improvements as the best system of emissions reduction. The ACE rule has been challenged in court and the final outcome of that litigation is uncertain. If the ACE Rule results in state plans to significantly reduce the level of GHG emissions from electric utility generating units, or if the effort to replace the CPP with the ACE rule is unsuccessful and rules similar to the CPP are upheld to control GHG emissions from electric utility generating units, demand for the oil and natural gas our customers produce may decrease. In addition, the costs of electricity for our operations may also increase, thereby adversely impacting our business.
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
Some states have also passed legislation or regulations regarding hydraulic fracturing. For example, in 2019, Colorado passed Senate Bill 181, which delegates authority to local governments to regulate oil and gas activities and requires the Colorado Oil and Gas Conservation Commission to minimize emissions of methane and other air contaminants. Some local communities have adopted additional restrictions for oil and gas activities, such as requiring greater setbacks, and some groups are petitioning local governments to ban hydraulic fracturing. If additional regulatory measures are adopted, customers in Colorado could experience delays, limitations, or prohibitions on their activities. Such delays, limitations, or prohibitions could result in decreased demand for our services.
Litigation risks are also increasing, as a number of cities, local governments and other plaintiffs have sued companies engaged in the exploration and production of fossil fuels in state and federal courts, alleging various legal theories to recover for the impacts of alleged global warming effects, such as rising sea levels. Many of these suits allege that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts. Although a number of these lawsuits have been dismissed, others remain pending and the outcome of these cases remains difficult to predict.
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
Our compression operations do not generate process wastewaters that are discharged to waters of the United States. In any event, our customers assume responsibility under the majority of our standard natural gas compression contracts for obtaining any permits that may be required under the CWA, whether for discharges or developing property by filling wetlands. Considerable legal uncertainty exists surrounding the standard for what constitutes jurisdictional waters and wetlands subject to the protections and requirements of the CWA. A 2015 EPA rulemaking that would have significantly expanded the scope of jurisdictional waters has been repealed by a recent rulemaking in October 2019 by the EPA and the U.S. Army Corps of Engineers. Should the 2019 repeal be vacated and the 2015 rule take effect, or should a different rule expand the jurisdictional reach of the CWA, our customers could face increased costs and delays due to additional permitting and regulatory requirements and possible challenges to permitting decisions.
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
Employees
USA Compression Management Services, LLC (“USAC Management”), a wholly owned subsidiary of the General Partner, performs certain management and other administrative services for us, such as accounting, corporate development, finance and legal. All of our employees, including our executive officers, are employees of USAC Management. As of December 31, 2019, USAC Management had 879 full time employees. None of our employees are subject to collective bargaining agreements. We consider our employee relations to be good.
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
The SEC maintains a website that contains these reports at sec.gov.

ITEM 1A.	Risk Factors
As described in Part I “Disclosure Regarding Forward-Looking Statements”, this report contains forward-looking statements regarding us, our business and our industry. The risk factors described below, among others, could cause our actual results to differ materially from the expectations reflected in the forward-looking statements. If any of the following risks were to materialize, our business, financial condition or results of operations could be materially and adversely affected. In that case, we might not be able to continue to pay our current quarterly distribution on our common units or increase the level of such distributions in the future, and the trading price of our common units could decline.

Risks Related to Our Business
We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to the General Partner, to enable us to make cash distributions on our common units at the current level.
In order to make cash distributions at our current distribution rate of $0.525 per common unit per quarter, or $2.10 per common unit per year, we will require available cash of $50.7 million per quarter, or $203.0 million per year, based on the number of common units outstanding as of February 13, 2020.
Furthermore, our Second Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) prohibits us from paying distributions on our common units unless we have first paid the quarterly distribution on the Preferred Units, including any previously accrued but unpaid distributions on the Preferred Units. The Preferred Unit distributions require $12.2 million quarterly, or $48.8 million annually, based on the number of Preferred Units outstanding and the distribution rate of $24.375 per Preferred Unit per quarter, or $97.50 per Preferred Unit per year.
Under our cash distribution policy, the amount of cash we can distribute to our unitholders principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the level of production of, demand for, and price of natural gas and crude oil, particularly the level of production in the regions where we provide compression services;

•	the fees we charge, and the margins we realize, from our compression services;

•	the cost of achieving organic growth in current and new markets;

•	the ability to effectively integrate any assets or businesses we acquire;

•	the level of competition from other companies; and

•	prevailing global and regional economic and regulatory conditions, and their impact on us and our customers.
In addition, the actual amount of cash we will have available for distribution will depend on other factors, including:

•	the levels of our maintenance and expansion capital expenditures;

•	the level of our operating costs and expenses;

•	our debt service requirements and other liabilities;

•	fluctuations in our working capital needs;

•	restrictions contained in the Credit Agreement or the Indentures (the “Indentures”) governing the Senior Notes 2026 and Senior Notes 2027 (collectively, the “Senior Notes”);

•	the cost of acquisitions;

•	fluctuations in interest rates;

•	the financial condition of our customers;

•	our ability to borrow funds and access the capital markets; and

•	the amount of cash reserves established by the General Partner.
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
In particular, lower natural gas or crude oil prices over the long term could result in a decline in the production of natural gas or crude oil, respectively, resulting in reduced demand for our compression services. For example, the North American rig count, as measured by Baker Hughes, hit a 2014 peak of 1,931 rigs on September 12, 2014, and at that time, Henry Hub natural gas spot prices were $3.82 per one million British thermal units (“MMBtu”) and West Texas Intermediate (“WTI”) crude oil spot prices were $92.18 per barrel. By contrast, the North American rig count hit a modern low of 404 rigs on May 20, 2016, and at that time, Henry Hub natural gas spot prices were $1.81 per MMBtu and WTI crude oil spot prices were $47.67 per barrel. This slowdown in new drilling activity caused some pressure on service rates for new and existing services and contributed to a decline in our utilization during 2015 and into 2016. By the end of December 2019, the North American rig count was 805 rigs, the price of WTI crude oil was $61.14 per barrel and Henry Hub natural gas spot prices were $2.09 per MMBtu. Although commodity prices and our utilization generally increased from 2016 through 2019, the increased activity resulting from such increased commodity prices may not continue. In addition, a small portion of our fleet is used in gas lift applications in connection with crude oil production using horizontal drilling techniques. During the period of low crude oil prices, we experienced pressure on service rates from our customers in gas lift applications; if commodity prices decline from current levels, we may again experience pressure on service rates.
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
We provide compression services under contracts with several key customers. The loss of one of these key customers may have a greater effect on our financial results than for a company with a more diverse customer base. Our ten largest customers accounted for approximately 33%, 33% and 43% of our revenue for the years ended December 31, 2019, 2018 and 2017, respectively. The loss of all or even a portion of the compression services we provide to our key customers, as a result of competition or otherwise, could have a material adverse effect on our business, results of operations, financial condition and cash available for distribution.
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
Our contracts typically have an initial term of between six months and five years, depending on the application and location of the compression unit. After the expiration of the initial term, the contract continues on a month-to-month or longer basis until terminated by us or our customers upon notice as provided for in the applicable contract. For the year ended December 31, 2019, approximately 36% of our compression services on a revenue basis were provided on a month-to-month basis to customers who continue to utilize our services following expiration of the primary term of their contracts. These customers can generally terminate their month-to-month compression services contracts on 30 days’ written notice. If a significant number of these customers were to terminate their month-to-month services, or attempt to renegotiate their month-to-month contracts at substantially lower rates, it could have a material adverse effect on our business, results of operations, financial condition and cash available for distribution.
We may be unable to grow our cash flows if we are unable to expand our business, which could limit our ability to maintain or increase the level of distributions to our common unitholders.
A principal focus of our strategy is to maintain or increase our per common unit distribution by expanding our business over time. Our future growth will depend upon a number of factors, some of which we cannot control. These factors include our ability to:

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
If any of these risks or other unanticipated liabilities or costs were to materialize, we may not realize the desired benefits from past and future acquisitions, resulting in a negative impact on our results of operations. For example, subsequent to the CDM Acquisition the attrition rate of specialized field technicians exceeded our projections and, as a result, we incurred unanticipated costs in 2018 to utilize third-party contractors to service our compression units at a greater cost than we would have incurred to compensate employees to perform the same work.
We may not be successful in integrating acquisitions into our existing operations within our anticipated time frame, which may result in unforeseen operational difficulties or diminished financial performance or require a disproportionate amount of our management’s attention. In addition, acquired assets may perform at levels below the forecasts used to evaluate their acquisition, due to factors beyond our control. If the acquired assets perform at levels below the forecasts, then our future results of operations could be negatively impacted.
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
As of December 31, 2019, we had $1.9 billion of total debt, net of amortized deferred financing costs, outstanding comprised of our Credit Agreement and Senior Notes.
The Credit Agreement has an aggregate commitment of $1.6 billion (subject to availability under our borrowing base), with a further potential increase of $400 million, and has a maturity date of April 2, 2023. As of December 31, 2019, we had outstanding borrowings under the Credit Agreement of $402.7 million, $1.2 billion of borrowing base availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $484.4 million. As of December 31, 2019, our leverage ratio under the Credit Agreement was 4.39x. Financial covenants in the Credit Agreement permit a maximum leverage ratio of (i) 5.5 to 1.0 through the end of the fiscal quarter ending December 31, 2019 and (ii) 5.0 to 1.0 thereafter. As of February 13, 2020, we had outstanding borrowings under the Credit Agreement of $422.5 million.
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
As of December 31, 2019, we had $725.0 million and $750.0 million aggregate principal amount of Senior Notes 2026 and Senior Notes 2027 outstanding, respectively. The Senior Notes 2026 accrue interest from March 23, 2018 at the rate of 6.875% per year. Interest on the Senior Notes 2026 is payable semi-annually in arrears on each of April 1 and October 1. The Senior Notes 2027 accrue interest from March 7, 2019 at the rate of 6.875% per year. Interest on the Senior Notes 2027 is payable semi-annually in arrears on each of March 1 and September 1.
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
The terms of the Credit Agreement and the Indentures restrict our current and future operations, particularly our ability to respond to changes or to take certain actions, may limit our ability to pay distributions and may limit our ability to capitalize on acquisitions and other business opportunities.
The Credit Agreement and the Indentures governing the Senior Notes contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:

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
A breach of the covenants or restrictions under the Credit Agreement or the Indentures could result in an event of default, in which case a significant portion of our indebtedness may become immediately due and payable and any other debt to which a cross-acceleration or cross-default provision applies may also be accelerated, our lenders’ commitment to make further loans to us may terminate, and we may be prohibited from making distributions to our unitholders. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. If we were unable to repay amounts due and payable under the Credit Agreement, those lenders could proceed against the collateral securing that indebtedness. We may not be able to replace the Credit Agreement, or if we are, any subsequent replacement of the Credit Agreement or any new indebtedness could be equally or more restrictive.
These restrictions may negatively affect our ability to grow in accordance with our strategy. In addition, our financial results, substantial indebtedness and credit ratings could adversely affect the availability and terms of our financing. Please read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Revolving Credit Facility and – Senior Notes”.
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

In addition, distributions on the Preferred Units accrue and are cumulative, at the rate of 9.75% per annum on the original issue price, which amounts to a quarterly distribution of $24.375 per Preferred Unit, or $97.50 per Preferred Unit per year. If we do not pay the required distributions on the Preferred Units, we will be unable to pay distributions on our common units. Additionally, because distributions on the Preferred Units are cumulative, we will have to pay all unpaid accumulated distributions on the Preferred Units before we can pay any distributions on our common units. Also, because distributions on our common units are not cumulative, if we do not pay distributions on our common units with respect to any quarter, our common unitholders will not be entitled to receive distributions covering any prior periods if we later recommence paying distributions on our common units.
The Preferred Units are convertible into common units in accordance with the terms of the Partnership Agreement by the holders of the Preferred Units or by us in certain circumstances, beginning April 2, 2021. Our obligation to pay distributions on the Preferred Units, or on the common units issued following the conversion of the Preferred Units, could impact our liquidity and reduce the amount of cash flow available for working capital, capital expenditures, growth opportunities, acquisitions, and other general Partnership purposes. Our obligations to the holders of the Preferred Units could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. See Note 11 to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data.”
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
We have recorded $619.4 million of goodwill and $363.2 million of other intangible assets, net, as of December 31, 2019. Goodwill is recorded when the purchase price of a business exceeds the fair market value of the tangible and separately measurable intangible net assets. Generally accepted accounting principles of the United States (“GAAP”) requires us to test goodwill for impairment on an annual basis or when events or circumstances occur indicating that goodwill might be impaired. Any event that causes a reduction in demand for our services could result in a reduction of our estimates of future cash flows and growth rates in our business. These events could cause us to record impairments of goodwill or other intangible assets.
If we determine that any of our goodwill or other intangible assets are impaired, we will be required to take an immediate charge to earnings with a corresponding reduction of partners’ capital resulting in an increase in balance sheet leverage as measured by debt to total capitalization. For example, for the year ended December 31, 2017, the USA Compression Predecessor recognized a $223.0 million impairment of goodwill. See Note 6 to our consolidated financial statements in Part II, Item 8 (“Financial Statements and Supplementary Data”) for information regarding goodwill impairment.
Impairment in the carrying value of long-lived assets could reduce our earnings.
We have a significant number of long-lived assets on our consolidated balance sheet. Under GAAP, we are required to review our long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be recoverable or such assets will no longer be utilized in the operating fleet. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If business conditions or other factors cause the expected undiscounted cash flows to decline, we may be required to record non-cash impairment charges. Events and conditions that could result in impairment in the value of our long-lived assets include changes in the industry in which we operate, competition, advances in technology, adverse changes in the regulatory environment, or other factors leading to a reduction in our expected long-term profitability. For example, for the years ended the years ended December 31, 2019 and 2018, we evaluated the future deployment of our idle fleet under then-current market conditions and determined to retire and re-utilize key components of 33 and 103 compressor units, respectively, or approximately 11,000 and 33,000 horsepower, respectively, that were previously used to provide services in our business. As a result, we recorded $5.9 million and $8.7 million in impairment of compression equipment for the years ended December 31, 2019 and 2018, respectively.
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
We are subject to stringent and complex federal, state and local laws and regulations, including laws and regulations regarding the discharge of materials into the environment, emissions controls and other environmental protection and occupational health and safety concerns, as discussed in detail in Item 1 “Business – Our Operations – Environmental and Safety Regulations”. Environmental laws and regulations may, in certain circumstances, impose strict liability for environmental contamination, which may render us liable for remediation costs, natural resource damages and other damages as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior owners or operators or other third parties. In addition, where contamination may be present, it is not uncommon for neighboring land owners and other third parties to file claims for personal injury, property damage and recovery of response costs. Remediation costs and other damages arising as a result of environmental laws and regulations, and costs associated with new information, changes in existing environmental laws and regulations or the adoption of new environmental laws and regulations could be substantial and could negatively impact our financial condition or results of operations. Moreover, failure to comply with these environmental laws and regulations may result in the imposition of administrative, civil and criminal penalties and the issuance of injunctions delaying or prohibiting operations.
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

Additionally, some states have also passed legislation or regulations regarding hydraulic fracturing. For example, in 2019, Colorado passed Senate Bill 181, which delegates authority to local governments to regulate oil and gas activities and requires the Colorado Oil and Gas Conservation Commission to minimize emissions of methane and other air contaminants. Some local communities have adopted additional restrictions for oil and gas activities, such as requiring greater setbacks, and some groups are petitioning local governments to ban hydraulic fracturing. If additional regulatory measures are adopted, customers in Colorado could experience delays, limitations, or prohibitions on their activities. Such delays, limitations, or prohibitions could result in decreased demand for our services.
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
New regulations or proposed modifications to existing regulations under the Clean Air Act (“CAA”), as discussed in detail in Item 1 “Business – Our Operations – Environmental and Safety Regulations”, may lead to adverse impacts on our business, financial condition, results of operations, and cash available for distribution. For example, in 2015, the EPA finalized a rule strengthening the primary and secondary National Ambient Air Quality Standards (“NAAQS”) for ground level ozone, both of which are 8-hour concentration standards of 70 parts per billion. After the EPA revises a NAAQS standard, the states are expected to establish revised attainment/non-attainment regions. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our customers’ ability to obtain such permits, and result in increased expenditures for pollution control equipment, which could negatively impact our customers’ operations, increase the cost of additions to property, plant, and equipment, and negatively impact our business.
In 2012, the EPA finalized rules that establish new air emissions controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package included New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emissions standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The rules established specific new requirements regarding emissions from compressors and controllers at natural gas processing plants, dehydrators, storage tanks and other production equipment as well as the first federal air standards for natural gas wells that are hydraulically fractured. In June 2016, the EPA took steps to expand on these regulations when it published New Source Performance Standards, known as Subpart OOOOa, that require certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce methane gas and VOC emissions. These Subpart OOOOa standards would expand the 2012 New Source Performance Standards by using certain equipment-specific emissions control practices, requiring additional controls for pneumatic controllers and pumps as well as compressors, and imposing leak detection and repair requirements for natural gas compressor and booster stations. However, the EPA announced in April 2017 that it intended to reconsider certain aspects of the 2016 New Source Performance Standards, and in May 2017, the EPA issued an administrative stay of key provisions of the rule, but was promptly ordered by the D.C. Circuit to implement the rule. The EPA also proposed 60-day and two-year stays of certain provisions in June 2017 and published a Notice of Data Availability in November 2017 seeking comment and providing clarification regarding the agency’s legal authority to stay the rule. In March 2018, the EPA finalized narrow amendments to the rule, and in October 2018, the EPA proposed further reconsideration amendments to the rule. Among other things, these amendments would alter fugitive emissions requirements, monitoring frequencies and well site pneumatic pump standards. In September 2019, the EPA published a proposed rulemaking amending the June 2016 regulations that, among other things, would remove sources in the transmission and storage segment from the oil and natural gas source category and rescind the methane-specific requirements applicable to sources in the production and processing segments of the industry. As an alternative, EPA also proposed to rescind the methane-specific requirements that apply to all sources in the oil and natural gas industry, without removing the transmission and storage sources from the current source category. Under either alternative, EPA plans to retain emissions limits for volatile organic compounds. The EPA proposed rulemaking indicates that the controls to reduce volatile organic compound emissions also reduce methane at the same time, so separate methane limitations for these segments of the industry are redundant. Whether these proposed standards may become implemented, on what date and exactly what they will require is unknown at this time.

Depending on whether the EPA finalizes these further amendments or promulgates any additional regulation of air emissions from the oil and gas sector could result in increased expenditures for pollution control equipment, which could impact our customers’ operations and negatively impact our business.
Climate change legislation, regulatory initiatives, and litigation could result in increased compliance costs and restrictions on our customers’ operations.
Climate change continues to attract considerable public and scientific attention. Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas, are examples of greenhouse gases (“GHGs”). In recent years, the U.S. Congress has considered legislation to reduce GHG emissions. It presently appears unlikely that comprehensive climate legislation will be passed in the near future, although energy legislation and other initiatives are expected to be proposed that may be relevant to GHG emissions issues. For example, such initiatives could include a carbon tax or cap and trade program. Further, although Congress has not passed such legislation, many states have begun to address GHG emissions, primarily through the planned development of emissions inventories or regional GHG cap and trade programs. Depending on the particular program, we could be required to control GHG emissions or to purchase and surrender allowances for GHG emissions resulting from our operations.
Federal and possibly state governments may impose significant and potentially draconian restrictions on fossil-fuel exploration, production and use if pledges made by certain candidates seeking various political offices were enacted into law. Some proposals include bans on hydraulic fracturing of oil and gas wells, bans on new leases for production of minerals on federal properties, and imposing restrictive requirements on new pipeline infrastructure or fossil-fuel export facilities. Other energy legislation and initiatives could include a carbon tax or cap and trade program. Further, although Congress has not passed such legislation, almost half of the states have begun to address GHG emissions, primarily through the planned development of emissions inventories or regional GHG cap and trade programs. Depending on the particular program, we could be required to control GHG emissions or to purchase and surrender allowances for GHG emissions resulting from our operations. Litigation risks are also increasing, as a number of cities, local governments and other plaintiffs have sued companies engaged in the exploration and production of fossil fuels in state and federal courts, alleging various legal theories to recover for the impacts of alleged global warming effects, such as rising sea levels. Many of these suits allege that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts. Although a number of these lawsuits have been dismissed, others remain pending and the outcome of these cases remains difficult to predict.
Independent of Congress, and as discussed in detail in Item 1 “Business – Our Operations – Environmental and Safety Regulations”, the EPA undertook to adopt regulations controlling GHG emissions under its existing CAA authority. For example, in 2015, the EPA published standards of performance for GHG emissions from new power plants. The final rule establishes a performance standard for integrated gasification combined cycled units and utility boilers based on the use of the best system of emissions reduction that the EPA has determined has been adequately demonstrated for each type of unit. The rule also sets limits for stationary natural gas combustion turbines based on the use of natural gas combined cycle technology. The EPA also promulgated the Clean Power Plan rule (“CPP”), which is intended to reduce carbon emissions from existing power plants by 32 percent from 2005 levels by 2030. In February 2016, the U.S. Supreme Court granted a stay of the implementation of the CPP, which will remain in effect throughout the pendency of the appeals process, including at the United States Court of Appeals for the D.C. Circuit and the Supreme Court through any certiorari petition that may be granted. The stay suspends the rule, including the requirement that states must start submitting implementation plans. It is not yet clear how the courts will ultimately rule on the legality of the CPP. Additionally, in October 2017, the EPA proposed to repeal the CPP, and in August 2018, the EPA proposed the Affordable Clean Energy rule (“ACE”) to replace the CPP. If the effort to replace the CPP with the ACE is unsuccessful and rules similar to the CPP are upheld to control GHG emissions from electric utility generating units, demand for the oil and natural gas our customers produce may decrease.
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
A significant portion of our customers’ natural gas production is developed from unconventional sources that require hydraulic fracturing as part of the completion process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into the rock formation to stimulate gas production. Legislation to amend the Safe Drinking Water Act (“SDWA”) to repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, have been proposed and the U.S. Congress continues to consider legislation to amend the SDWA. Additionally, concern over the threat of climate change has resulted in the making of pledges by certain candidates seeking the office of the President of the United States in 2020 to ban hydraulic fracturing of oil and natural gas wells.
Scrutiny of hydraulic fracturing activities also continues in other ways, with the EPA having commenced a multi-year study of the potential environmental impacts of hydraulic fracturing. In December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources “under some circumstances,” noting that the following hydraulic fracturing water cycle activities and local- or regional-scale factors are more likely than others to result in more frequent or more severe impacts: water withdrawals for fracturing in times or areas of low water availability; surface spills during the management of fracturing fluids, chemicals or produced water; injection of fracturing fluids into wells with inadequate mechanical integrity; injection of fracturing fluids directly into groundwater resources; discharge of inadequately treated fracturing wastewater to surface waters; and disposal or storage of fracturing wastewater in unlined pits.
In addition to the EPA, the Bureau of Land Management (“BLM”) also has also promulgated rules to regulate hydraulic fracturing. In 2015, the BLM promulgated new requirements relating to well construction, water management, and chemical disclosure for companies drilling on federal and tribal land, but subsequently finalized a rule in December 2017 rescinding the 2015 rule. This rescission has been challenged, and that litigation is ongoing. If this rescission is not upheld, it could increase the costs of operation for our customers who operate on BLM land, and negatively impact our business. Additionally, on November 15, 2016, the BLM also finalized a rule to reduce the flaring, venting and leaking of methane from oil and gas operations on federal and Indian lands. The Venting Rule requires operators to use certain technologies and equipment to reduce flaring and to periodically inspect their operations for leaks. The Venting Rule also specifies when operators owe the government royalties for flared gas. In December 2017, BLM finalized a decision to delay implementation of key requirements in the Venting Rule for one year. The agency subsequently finalized a rule in September 2018 to revise the 2016 Venting rule by rescinding certain requirements, such as the requirement to use certain technologies and equipment, as well as the leak detection and repair requirement. The Revised Venting Rule also specifies that the BLM will defer to the appropriate State or tribal authorities in determining whether royalties are owed for flared gas. Challenges to the Venting Rule and the Revised Venting Rule are pending in court. If the Revised Venting Rule is not upheld, and the Venting Rule is fully implemented, it could increase the costs of operations for our customers who operate on BLM land, and in turn negatively impact our business.
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
The CDM Acquisition could expose us to additional unknown and contingent liabilities. We performed due diligence in connection with the CDM Acquisition and attempted to verify the representations made by ETO in connection therewith, but there may be unknown and contingent liabilities of which we are currently unaware. ETO has agreed to indemnify us for losses or claims relating to the operation of the business or otherwise only to a limited extent and for a limited period of time, and certain of ETO’s indemnification obligations lapsed in late 2019. There is a risk that we could ultimately be liable for obligations relating to the CDM Acquisition for which indemnification is not available, which could materially adversely affect our business, results of operations and cash flow.
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
Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and to operate successfully as a publicly traded partnership. Although we continuously evaluate the effectiveness of and improve upon our internal controls, our efforts to develop and maintain our internal controls may not be successful, and we may be unable to maintain effective controls over our financial processes and reporting in the future or to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). For example, Section 404 requires us to, among other things, review and report annually on the effectiveness of our internal control over financial reporting. In addition, our independent registered public accountants are required to assess the effectiveness of our internal control over financial reporting since we ceased to be an emerging growth company under the Jumpstart Our Business Startups Act (the “JOBS Act”) on December 31, 2018.

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
Unlike the holders of common stock in a corporation, our common unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Common unitholders have no right to elect the General Partner or the board of directors of the General Partner (the “Board”). ETO is the sole member of the General Partner and has the right to appoint the majority of the members of the Board, including all but one of its independent directors. Also, pursuant to that certain Board Representation Agreement entered into by us, the General Partner, ET LP and EIG Veteran Equity Aggregator, L.P. (along with its affiliated funds, “EIG”) in connection with our private placement of Preferred Units and Warrants to EIG, EIG Management Company, LLC has the right to designate one of the members of the Board for so long as the holders of the Preferred Units hold more than 5% of the Partnership’s outstanding common units in the aggregate (taking into account the common units that would be issuable upon conversion of the Preferred Units and exercise of the Warrants).
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
As of December 31, 2019, ETO beneficially owns an aggregate of 46,056,228 common units in us. We have granted certain registration rights to ETO and its affiliates with respect to any common units they own, and have filed a registration statement with the SEC for the benefit of the holders of the Preferred Units with respect to any common units they may own upon conversion of the Preferred Units or exercise of the Warrants. The sale of these common units in the public or private markets could have an adverse impact on the price of our common units or on any trading market that may develop.
The General Partner has a call right that may require you to sell your common units at an undesirable time or price.
If at any time the General Partner and its affiliates own more than 80% of our outstanding common units, the General Partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of our common units held by unaffiliated persons at a price that is not less than their then-current market price, as calculated pursuant to the terms of the Partnership Agreement. As a result, you may be required to sell your common units at an undesirable time or price. You may also incur a tax liability upon a sale of your common units. As of December 31, 2019, the General Partner and its affiliates (including ETO), beneficially own an aggregate of approximately 48% of our outstanding common units.
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
Our Partnership Agreement designates the Court of Chancery of the State of Delaware as the exclusive forum for certain types of actions and proceedings that may be initiated by our unitholders, which would limit our unitholders’ ability to choose the judicial forum for disputes with us or our general partner’s directors, officers or other employees.
Our Partnership Agreement provides that, with certain limited exceptions, the Court of Chancery of the State of Delaware (or, if such court does not have subject matter jurisdiction thereof, any other court located in the State of Delaware with subject matter jurisdiction) shall be the exclusive forum for any claims, suits, actions or proceedings (i) arising out of or relating in any way to the Partnership Agreement (including any claims, suits or actions to interpret, apply or enforce the provisions of the Partnership Agreement), any partnership interest or the duties, obligations or liabilities among limited partners or of limited partners, or the rights or powers of, or restrictions on, the limited partners or us, (ii) asserting a claim arising out of any other instrument, document, agreement or certificate contemplated by any provision of the Delaware Act relating to the Partnership or the Partnership Agreement, (iii) asserting a claim against us arising pursuant to any provision of the Delaware Act or (iv) arising out of the federal securities laws of the U.S. or securities or antifraud laws of any governmental authority.
The exclusive forum provision would not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. To the extent that any such claims may be based upon federal law claims, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.
The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation or similar governing documents has been challenged in legal proceedings, and it is possible that a court could find the choice of forum provisions contained in our Partnership Agreement to be inapplicable or unenforceable, including with respect to claims arising under the U.S. federal securities laws. This exclusive forum provision may limit the ability of a limited partner to commence litigation in a forum that the limited partner prefers, or may require a limited partner to incur additional costs in order to commence litigation in Delaware, each of which may discourage such lawsuits against us or our general partner’s directors or officers. Alternatively, if a court were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we may incur additional costs associated with resolving such matters in other jurisdictions, which could negatively affect our business, results of operations and financial condition.
The NYSE does not require a publicly traded partnership like us to comply with certain of its corporate governance requirements.
Our common units are listed on the NYSE. Because we are a publicly traded partnership, the NYSE does not require us to have a majority of independent directors on the Board or to establish a compensation committee or a nominating and corporate governance committee. Accordingly, unitholders do not have the same protections afforded to investors in certain corporations that are subject to all of the NYSE corporate governance requirements. Please read Part III, Item 10 “Directors, Executive Officers and Corporate Governance”.

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
Changes in current state law may subject us to additional entity level taxation by individual states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise and other forms of taxation. For example, we are required to pay the Texas Margin Tax each year at a maximum effective rate of 0.75% of our “margin”, as defined in the law, apportioned to Texas in the prior year. Imposition of any similar taxes by any other state may substantially reduce the cash available for distribution and, therefore, negatively impact the value of an investment in our common units.
The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.
The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units, may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of the U.S. Congress have proposed and considered substantive changes to the existing federal income tax laws that would affect publicly traded partnerships, including elimination of partnership tax treatment for certain publicly traded partnerships. For example, the “Clean Energy for America Act,” which is similar to legislation that was commonly proposed during the Obama Administration, was introduced in the Senate on May 2, 2019. If enacted, this proposal would, among other things, repeal the qualifying income exception within Section 7704(d)(1)(E) of the Internal Revenue Code of 1986, as amended, upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. In addition, the Treasury Department has issued, and in the future may issue, regulations interpreting those laws that affect publicly traded partnerships.  There can be no assurance that there will not be further changes to U.S. federal income tax laws or the Treasury Department’s interpretation of the qualifying income rules in a manner that could impact our ability to qualify as a partnership in the future.
Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for federal income tax purposes. We are unable to predict whether any changes or other proposals will ultimately be enacted. Any future legislative changes could negatively impact the value of an investment in our common units. You are urged to consult with your own tax advisor with respect to the status of regulatory or administrative developments and proposals and their potential effect on your investment in our common units.

Our unitholders’ share of our income will be taxable to them for federal income tax purposes even if they do not receive any cash distributions from us.
Our unitholders will be treated as partners to whom we will allocate taxable income. Unitholders are required to pay federal income taxes and, in some cases, state and local income taxes, on their share of our taxable income, whether or not they receive cash distributions from us. Unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax due from them with respect to that income.
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
It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS, and the outcome of any IRS contest, may have a materially adverse impact on the market for our common units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders because the costs will reduce our cash available for distribution.
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
In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, under the Tax Cuts and Jobs Act, for taxable years beginning after December 31, 2017, our deduction for “business interest” is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion to the extent such depreciation, amortization, or depletion is not capitalized into cost of goods sold with respect to inventory. If our “business interest” is subject to limitation under these rules, our unitholders will be limited in their ability to deduct their share of any interest expense that has been allocated to them. As a result, unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.
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
Moreover, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person, and we are required to deduct and withhold from the transferee amounts that should have been withheld by the transferees but were not withheld. Because the “amount realized” includes a partner’s share of the partnership’s liabilities, 10% of the amount realized could exceed the total cash purchase price for the units. However, pending the issuance of final regulations, the IRS has suspended the application of this withholding rule to transfers of publicly traded interests in publicly traded partnerships. If recently promulgated regulations are finalized as proposed, such regulations would provide, with respect to transfers of publicly traded interests in publicly traded partnerships effected through a broker, that the obligation to withhold is imposed on the transferor’s broker and that a partner’s “amount realized” does not include a partner’s share of a publicly traded partnership’s liabilities for purposes of determining the amount subject to withholding. However, it is not clear when such regulations will be finalized and if they will be finalized in their current form.

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
We currently conduct business and control assets in several states, many of which currently impose a personal income tax on individuals. Many of these states also impose an income tax on corporations and other entities. As we make acquisitions or expand our business, we may control assets or conduct business in additional states or foreign jurisdictions that impose an income tax. It is your responsibility to file all foreign, federal, state and local tax returns and pay any taxes due in these jurisdictions. Unitholders should consult with their own tax advisors regarding the filing of such tax returns, the payment of such taxes, and the deductibility of any taxes paid.

ITEM 1B.	Unresolved Staff Comments
None.

ITEM 2.	Properties
We do not currently own or lease any material facilities or properties for storage or maintenance of our compression units. As of December 31, 2019, our headquarters consisted of 19,297 square feet of leased office space located at 111 Congress Avenue, Austin, Texas 78701.

ITEM 3.	Legal Proceedings
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
Our Partnership Interests
As of February 13, 2020, we had 96,650,859 common units outstanding. ETO owns 100% of the membership interests in the General Partner and, as of February 13, 2020, beneficially owns approximately 48% of our outstanding common units.
As of February 13, 2020, we had outstanding 500,000 Preferred Units representing limited partner interests in the Partnership, all of which were held by Preferred Unitholders. The Preferred Units rank senior to the common units with respect to distributions and rights upon liquidation. The Preferred Unitholders are entitled to receive cumulative quarterly cash distributions equal to $24.375 per Preferred Unit.
The Preferred Units are convertible, at the option of the Preferred Unitholders, into common units in accordance with the terms of the Partnership Agreement as follows: one third on or after April 2, 2021, two thirds on or after April 2, 2022, and the remainder on or after April 2, 2023. On or after April 2, 2023, we have the option to redeem all or any portion of the Preferred Units then outstanding. On or after April 2, 2028, the Preferred Unitholders have the right to require us to redeem all or a portion of the Preferred Units then outstanding, the purchase price for which we may elect to pay up to 50% in common units, subject to certain additional limits.
Our common units, which represent limited partner interests in us, are listed on the New York Stock Exchange (“NYSE”) under the symbol “USAC.”
Holders
At the close of business on February 13, 2020, based on information received from the transfer agent of the common units, we had 71 holders of record of our common units. The number of record holders does not include holders of common units held in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories. There is no established public trading market for the Preferred Units, all of which are owned by the Preferred Unitholders. Please read Part II, Item 8 “Financial Statements and Supplementary Data – Note 11 – Preferred Units and Warrants and – Note 12 – Partners’ Capital”.
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
Issuer Purchases of Equity Securities
None.
Sales of Unregistered Securities; Use of Proceeds from Sale of Securities
None.

Equity Compensation Plan
For disclosures regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters”.

ITEM 6.	Selected Financial Data
SELECTED HISTORICAL FINANCIAL DATA
In the table below we have presented certain selected financial data for USA Compression Partners, LP and the USA Compression Predecessor for each of the years in the five-year period ended December 31, 2019, which has been derived from our audited consolidated financial statements for the years ended December 31, 2019, 2018, 2017, 2016 and 2015. For periods prior to the Transactions Date, the table presents selected financial data for the USA Compression Predecessor and periods after the Transactions Date refer to the Partnership. The following information should be read together with Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8 “Financial Statements and Supplementary Data”.
Our operating results incorporate a number of significant estimates and uncertainties. Such matters could cause the data included herein not to be indicative of our future financial condition or results of operations. A discussion of our critical accounting estimates and how these estimates could impact our future financial condition and results of operations is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of this report. In addition, a discussion of the risk factors that could affect our business and future financial condition and results of operations is included under Part I, Item 1A “Risk Factors” of this report. Additionally, Note 2 – Basis of Presentation and Significant Accounting Policies and Note 17 – Commitments and Contingencies under Part II, Item 8 “Financial Statements and Supplementary Data” of this report provide descriptions of areas where estimates and judgments and contingent liabilities could result in different amounts being recognized in our accompanying consolidated financial statements.
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

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per unit amounts)
Revenues:
Contract operations	$664,162	$546,896	$249,346	$239,143	$281,589
Parts and service	14,236	20,402	10,085	7,921	27,686
Related party	19,967	17,054	17,240	16,873	15,200
Total revenues	698,365	584,352	276,671	263,937	324,475
Costs of operations:
Costs of operations, exclusive of depreciation and amortization	227,303	214,724	125,204	112,898	139,301
Gross operating margin (1)	471,062	369,628	151,467	151,039	185,174
Other operating and administrative costs and expenses:
Selling, general and administrative	64,397	68,995	24,944	22,739	33,961
Depreciation and amortization	231,447	213,692	166,558	155,134	148,930
Loss (gain) on disposition of assets	940	12,964	(367)	120	(603)
Impairment of compression equipment	5,894	8,666	—	—	—
Impairment of goodwill	—	—	223,000	—	—
Total other operating and administrative costs and expenses	302,678	304,317	414,135	177,993	182,288
Operating income (loss)	168,384	65,311	(262,668)	(26,954)	2,886
Other income (expense):
Interest expense, net	(127,146)	(78,377)	—	—	—
Other	80	41	(223)	(153)	(140)
Total other expense	(127,066)	(78,336)	(223)	(153)	(140)
Net income (loss) before income tax expense (benefit)	41,318	(13,025)	(262,891)	(27,107)	2,746
Income tax expense (benefit)	2,186	(2,474)	1,843	(163)	(1,445)
Net income (loss)	39,132	(10,551)	$(264,734)	$(26,944)	$4,191
Less: distributions on Preferred Units	(48,750)	(36,430)
Net loss attributable to common and Class B unitholders’ interests (2)	$(9,618)	$(46,981)
Basic and diluted net loss per common unit (2)	$(0.02)	$(0.43)
Basic and diluted net loss per Class B Unit (2)	$(2.13)	$(2.33)
Cash distributions declared per common unit (2)	$2.10	$1.575
Non-GAAP financial measures:
Adjusted EBITDA (1)	$419,640	$320,475	$130,348	$131,686	$155,045
DCF (1)	$221,868	$177,757	$109,326	$123,442	$147,192
Other financial data:
Capital expenditures	$199,928	$241,179	$175,508	$59,234	$249,788
Cash flows provided by (used in):
Operating activities	$300,580	$226,340	$135,956	$130,063	$164,324
Investing activities	$(144,490)	$(779,663)	$(142,458)	$(36,767)	$(249,805)
Financing activities	$(156,179)	$549,409	$(3,666)	$(90,367)	$96,733
Balance sheet data (at period end):
Working capital (3)	$41,548	$68,141	$27,091	$62,424	$55,519
Total assets	$3,730,407	$3,774,649	$1,718,953	$1,960,416	$2,102,933
Long-term debt, net	$1,852,360	$1,759,058	$—	$—	$—
Partners’ capital and predecessor parent company net investment	$1,180,598	$1,378,856	$1,664,870	$1,929,223	$2,042,996
________________________________

(1)	Please refer to “Non-GAAP Financial Measures” below.

(2)
Net loss attributable to common and Class B unitholders’ interests and earnings per unit are not applicable to the USA Compression Predecessor as the USA Compression Predecessor had no outstanding common or Class B units prior to the Transactions. On July 30, 2019, 6,397,965 Class B Units automatically converted into common units on a one-for-one basis, resulting in the issuance of 6,397,965 common units to ETO. Following the conversion, there are no longer Class B Units outstanding.

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

The following table reconciles Adjusted EBITDA to net income (loss) and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Year Ended December 31,
	2019	2018	2017	2016	2015
Net income (loss)	$39,132	$(10,551)	$(264,734)	$(26,944)	$4,191
Interest expense, net	127,146	78,377	—	—	—
Depreciation and amortization	231,447	213,692	166,558	155,134	148,930
Income tax expense (benefit)	2,186	(2,474)	1,843	(163)	(1,445)
EBITDA	$399,911	$279,044	$(96,333)	$128,027	$151,676
Interest income on capital lease	672	709	—	—	—
Unit-based compensation expense (1)	10,814	11,740	4,048	3,539	3,972
Transaction expenses (2)	578	4,181	—	—	—
Severance charges	831	3,171	—	—	—
Loss (gain) on disposition of assets	940	12,964	(367)	120	(603)
Impairment of compression equipment (3)	5,894	8,666	—	—	—
Impairment of goodwill (4)	—	—	223,000	—	—
Adjusted EBITDA	$419,640	$320,475	$130,348	$131,686	$155,045
Interest expense, net	(127,146)	(78,377)	—	—	—
Non-cash interest expense	7,607	5,080	—	—	—
Income tax (expense) benefit	(2,186)	2,474	(1,843)	163	1,445
Interest income on capital lease	(672)	(709)	—	—	—
Transaction expenses	(578)	(4,181)	—	—	—
Severance charges	(831)	(3,171)	—	—	—
Other	2,426	(2,030)	24	(748)	3,380
Changes in operating assets and liabilities	2,320	(13,221)	7,427	(1,038)	4,454
Net cash provided by operating activities	$300,580	$226,340	$135,956	$130,063	$164,324
________________________________

(1)
For the years ended December 31, 2019 and 2018, unit-based compensation expense included $2.5 million and $1.3 million of cash payments related to quarterly payments of distribution equivalent rights on outstanding phantom unit awards, respectively, and $0.6 million and $3.7 million related to the cash portion of any settlement of phantom unit awards upon vesting, respectively. The remainder of the unit-based compensation expense is related to non-cash adjustments to the unit-based compensation liability.

(2)	Represents certain expenses related to potential and completed transactions and other items. We believe it is useful to investors to exclude these fees.

(3)	Represents non-cash charges incurred to write down long-lived assets with recorded values that are not expected to be recovered through future cash flows.

(4)
For further discussion of the goodwill impairment the USA Compression Predecessor recognized for the year ended December 31, 2017, please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Goodwill – Impairment Assessments”.

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

The following table reconciles DCF to net income (loss) and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Year Ended December 31,
	2019	2018	2017	2016	2015
Net income (loss)	$39,132	$(10,551)	$(264,734)	$(26,944)	$4,191
Non-cash interest expense	7,607	5,080	—	—	—
Depreciation and amortization	231,447	213,692	166,558	155,134	148,930
Non-cash income tax expense (benefit)	1,376	(2,663)	1,801	(155)	(1,461)
Unit-based compensation expense (1)	10,814	11,740	4,048	3,539	3,972
Transaction expenses (2)	578	4,181	—	—	—
Severance charges	831	3,171	—	—	—
Loss (gain) on disposition of assets	940	12,964	(367)	120	(603)
Impairment of compression equipment (3)	5,894	8,666	—	—	—
Impairment of goodwill (4)	—	—	223,000	—	—
Distributions on Preferred Units	(48,750)	(36,430)	—	—	—
Proceeds from insurance recovery	1,591	409	—	—	—
Maintenance capital expenditures (5)	(29,592)	(32,502)	(20,980)	(8,252)	(7,837)
DCF	$221,868	$177,757	$109,326	$123,442	$147,192
Maintenance capital expenditures	29,592	32,502	20,980	8,252	7,837
Transaction expenses	(578)	(4,181)	—	—	—
Severance charges	(831)	(3,171)	—	—	—
Distributions on Preferred Units	48,750	36,430	—	—	—
Other	(541)	224	(1,777)	(593)	4,841
Changes in operating assets and liabilities	2,320	(13,221)	7,427	(1,038)	4,454
Net cash provided by operating activities	$300,580	$226,340	$135,956	$130,063	$164,324
________________________________

(1)
For the years ended December 31, 2019 and 2018, unit-based compensation expense included $2.5 million and $1.3 million of cash payments related to quarterly payments of distribution equivalent rights on outstanding phantom unit awards, respectively, and $0.6 million and $3.7 million related to the cash portion of any settlement of phantom unit awards upon vesting, respectively. The remainder of the unit-based compensation expense is related to non-cash adjustments to the unit-based compensation liability.

(2)	Represents certain expenses related to potential and completed transactions and other items. We believe it is useful to investors to exclude these fees.

(3)	Represents non-cash charges incurred to write down long-lived assets with recorded values that are not expected to be recovered through future cash flows.

(4)
For further discussion of the goodwill impairment the USA Compression Predecessor recognized for the year ended December 31, 2017, please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Goodwill – Impairment Assessments”.

(5)
Reflects actual maintenance capital expenditures for the periods presented. Maintenance capital expenditures are capital expenditures made to maintain the operating capacity of our assets and extend their useful lives, replace partially or fully depreciated assets, or other capital expenditures that are incurred in maintaining our existing business and related cash flow.

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

The following table summarizes our coverage ratios for the periods presented (dollars in thousands):

	Year Ended December 31,
	2019	2018 (4)	2017 (5)	2016 (5)	2015 (5)
DCF	$221,868	$177,757	$109,326	$123,442	$147,192

Distributions for DCF Coverage Ratio (1)	$196,144	$141,699

Distributions reinvested in the DRIP (2)	$1,045	$688

Distributions for Cash Coverage Ratio (3)	$195,099	$141,011

DCF Coverage Ratio	1.13x	1.25x

Cash Coverage Ratio	1.14x	1.26x
______________________________

(1)	Represents distributions to the holders of our common units as of the record date.

(2)	Represents distributions to holders enrolled in the DRIP as of the record date.

(3)	Represents cash distributions declared on our common units not participating in the DRIP.

(4)
Distributions for the year ended December 31, 2018 reflect only three quarters of distributions as the USA Compression Predecessor did not pay distributions prior to the Transactions Date. DCF, however, reflects a full year of DCF. On a pro forma basis, both the DCF Coverage Ratio and Cash Coverage Ratio for the year ended December 31, 2018 were 1.10x when using comparable three quarters of DCF and three quarters of distributions.

(5)	DCF Coverage Ratio and Cash Coverage Ratio are not applicable to the USA Compression Predecessor as the USA Compression Predecessor had no outstanding common units for each period.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Following the transactions described in further detail below, CDM Resource Management LLC (“CDM Resource”) and CDM Environmental & Technical Services LLC (“CDM E&T”), which together represent the CDM Compression Business (the “USA Compression Predecessor”), has been determined to be the historical predecessor of USA Compression Partners, LP (the “Partnership”) for financial reporting purposes. The USA Compression Predecessor is considered the predecessor of the Partnership because Energy Transfer Equity LP (“ETE”), through its wholly owned subsidiary Energy Transfer Partners, L.L.C., (“ETP LLC”) controlled the USA Compression Predecessor prior to the transactions described below and obtained control of the Partnership through its acquisition of USA Compression GP, LLC, the general partner of the Partnership (the “General Partner”).
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, the notes thereto, and the other financial information appearing elsewhere in this report. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See Part I “Disclosure Regarding Forward-Looking Statements” and Part I, Item 1A “Risk Factors”. All references in this section to the USA Compression Predecessor, as well as the terms “our,” “we,” “us” and “its” refer to the USA Compression Predecessor when used in a historical context or in reference to the periods prior to the Transactions Date, unless the context otherwise requires or where otherwise indicated. All references in this section to the Partnership, as well as the terms “our,” “we,” “us” and “its” refer to USA

Compression Partners, LP, together with its consolidated subsidiaries, including the USA Compression Predecessor, when used in the present or future tense and for periods subsequent to the Transactions Date, unless the context otherwise requires or where otherwise indicated.
Discussion and analysis of our operating highlights and financial results of operations for the year ended December 31, 2018 compared to the year ended December 31, 2017 is included under the headings in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Operating Highlights, Financial Results of Operations, Liquidity and Capital Resources, and Critical Accounting Policies” in our Annual Report on Form 10-K filed for the year ended December 31, 2018 with the SEC on February 19, 2019.
Overview
We provide compression services in a number of shale plays throughout the U.S., including the Utica, Marcellus, Permian Basin, Delaware Basin, Eagle Ford, Mississippi Lime, Granite Wash, Woodford, Barnett, Haynesville, Niobrara and Fayetteville shales. Demand for our services is driven by the domestic production of natural gas and crude oil; as such, we have focused our activities in areas with attractive natural gas and crude oil production growth, which are generally found in these shale and unconventional resource plays. According to studies promulgated by the U.S. Energy Information Administration (“EIA”), the production and transportation volumes of these shale plays, in aggregate, are expected to increase over the long term due to the comparatively attractive economic returns versus returns achieved in many conventional basins. Furthermore, the changes in production volumes and pressures of shale plays over time require a wider range of compression services than in conventional basins. We believe we are well-positioned to meet these changing operating conditions due to the flexibility of our compression units. While our business focuses largely on compression services serving infrastructure applications, including centralized natural gas gathering systems and processing facilities, which utilize large horsepower compression units, typically in shale plays, we also provide compression services in more mature conventional basins, including gas lift applications on crude oil wells targeted by horizontal drilling techniques. Gas lift, a process by which natural gas is injected into the production tubing of an existing producing well, in order to reduce the hydrostatic pressure and allow the oil to flow at a higher rate, and other artificial lift technologies are critical to the enhancement of oil production from horizontal wells operating in tight shale plays.
Recent Developments
2027 Senior Notes Issuance and Exchange
On March 7, 2019, the Partnership and its wholly owned finance subsidiary, USA Compression Finance Corp. (“Finance Corp”) co-issued $750.0 million aggregate principal amount of senior notes due on September 1, 2027 (the “Senior Notes 2027”). The Senior Notes 2027 accrue interest from March 7, 2019 at the rate of 6.875% per year. Interest on the Senior Notes 2027 is payable semi-annually in arrears on each of March 1 and September 1, with the first such payment having occurred on September 1, 2019.
On December 18, 2019, the Partnership closed an exchange offer whereby holders of the Senior Notes 2027 exchanged all of the Senior Notes 2027 for an equivalent amount of senior notes (“Exchange Notes 2027”) registered under the Securities Act of 1933, as amended (“Securities Act”).  The Exchange Notes 2027 are substantially identical to the Senior Notes 2027, except that the Exchange Notes 2027 have been registered with the U.S. Securities and Exchange Commission (“SEC”) and do not contain the transfer restrictions, restrictive legends, registration rights or additional interest provisions of the Senior Notes 2027.
2018 CDM Acquisition and Related Transactions
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

General Partner Purchase Agreement
On the Transactions Date, and in connection with the closing of the CDM Acquisition, we consummated the transactions contemplated by the Purchase Agreement dated January 15, 2018, by and among ET LP, ETP LLC, USA Compression Holdings, LLC (“USA Compression Holdings”) and, solely for certain purposes therein, R/C IV USACP Holdings, L.P. and ETO, pursuant to which, among other things, ET LP acquired from USA Compression Holdings (i) all of the outstanding limited liability company interests in the General Partner and (ii) 12,466,912 common units for cash consideration paid by ET LP to USA Compression Holdings equal to $250.0 million (the “GP Purchase”). Upon the closing of the ETE Merger, ET LP contributed all of the interests in the General Partner and the 12,466,912 common units to ETO.
Equity Restructuring Agreement
On the Transactions Date, and in connection with the closing of the CDM Acquisition, we consummated the transactions contemplated by the Equity Restructuring Agreement dated January 15, 2018 (the “Equity Restructuring Agreement”), pursuant to which, among other things, the Partnership, the General Partner and ET LP agreed to cancel the Partnership’s Incentive Distribution Rights (“IDRs”) and convert the General Partner’s interest into a non-economic general partner interest, in exchange for the Partnership’s issuance of 8,000,000 common units to the General Partner (the “Equity Restructuring”). In addition, at any time after one year following the Transactions Date, ET LP has the right to contribute (or cause any of its subsidiaries to contribute) to us all of the outstanding equity interests in any of its subsidiaries that owns the general partner interest in us in exchange for $10.0 million (the “GP Contribution”); provided that the GP Contribution will occur automatically if at any time following the Transactions Date (i) ET LP or one of its subsidiaries (including ETO) owns, directly or indirectly, the general partner interest in us and (ii) ET LP and its subsidiaries (including ETO) collectively own less than 12,500,000 of our common units.
The CDM Acquisition, GP Purchase and Equity Restructuring are collectively referred to as the “Transactions.”
Series A Preferred Unit and Warrant Private Placement
On the Transactions Date, we completed a private placement of $500 million in the aggregate of (i) newly authorized and established Series A Preferred Units representing limited partner interests in us (the “Preferred Units”) and (ii) warrants to purchase common units (the “Warrants”) pursuant to a Series A Preferred Unit and Warrant Purchase Agreement dated January 15, 2018, between the Partnership and certain investment funds managed or advised by EIG Global Energy Partners and FS Energy and Power Fund (collectively, the “Preferred Unitholders”).  We issued 500,000 Preferred Units with a face value of $1,000 per Preferred Unit and issued two tranches of Warrants to the Preferred Unitholders, which included Warrants to purchase 5,000,000 common units with a strike price of $17.03 per unit and 10,000,000 common units with a strike price of $19.59 per unit. The Warrants may be exercised by the holders thereof at any time beginning April 2, 2019 and before April 2, 2028.
2026 Senior Notes Issuance and Exchange
On March 23, 2018, the Partnership and Finance Corp co-issued $725.0 million aggregate principal amount of senior notes due on April 1, 2026 (the “Senior Notes 2026”). The Senior Notes 2026 accrue interest from March 23, 2018 at the rate of 6.875% per year. Interest on the Senior Notes 2026 is payable semi-annually in arrears on each of April 1 and October 1, with the first such payment having occurred on October 1, 2018.
On January 14, 2019, the Partnership closed an exchange offer whereby holders of the Senior Notes 2026 exchanged all of the Senior Notes 2026 for an equivalent amount of senior notes (“Exchange Notes 2026”) registered under the Securities Act.  The Exchange Notes 2026 are substantially identical to the Senior Notes 2026, except that the Exchange Notes 2026 have been registered with the SEC and do not contain the transfer restrictions, restrictive legends, registration rights or additional interest provisions of the Senior Notes 2026.
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
The Credit Agreement amended the Fifth A&R Credit Agreement to, among other things, (i) increase the borrowing capacity under the Credit Agreement from $1.1 billion to $1.6 billion (subject to availability under a borrowing base), (ii) extend the termination date (and the maturity date of the obligations thereunder) from January 6, 2020 to April 2, 2023, (iii) subject to the terms of the Credit Agreement, permit up to $400.0 million of future increases in borrowing capacity, (iv) modify the leverage ratio covenant to be 5.5 to 1.0 through the end of the fiscal quarter ending December 31, 2019, and 5.0 to 1.0 thereafter and (v) increase the applicable margin for eurodollar borrowings to range from 2.00% to 2.75%, depending on our leverage ratio, all as more fully set forth in the Credit Agreement.
General Trends and Outlook
Natural gas compression is a critical part of the natural gas value chain, facilitating the movement of natural gas throughout the domestic pipeline system. Our business is driven in part by the increasing volumes of natural gas being produced in this country and the areas and conditions in which it is produced. Compression is generally required throughout the life of a producing basin; areas of moderating or declining natural gas production require compression to achieve minimum pressure to enter gathering and transmission pipelines. Without compression, natural gas will generally not move through a pipeline and can thus become stranded in a given area.
A significant amount of our assets are utilized in natural gas infrastructure applications, primarily in centralized natural gas gathering systems and processing facilities. Rather than being more closely tied to the wellhead impact of commodity price variability, these applications generally tend to be characterized by a long-term investment horizon on the part of our customers; as such, we have generally experienced stability in rates and higher sustained utilization rates relative to other businesses more tied to drilling activity and wellhead economics. In addition to assets utilized in infrastructure applications, a small portion of our fleet horsepower is used for gas lift applications in connection with crude oil production using horizontal drilling techniques.
Increasing levels of domestic natural gas production as a general rule require more installed compression in order to move the gas through the pipeline system and to the ultimate end user, whether that user be commercial, industrial or residential in nature. The EIA’s January 2020 Short-Term Energy Outlook (“EIA Outlook”) expects dry natural gas production to increase to 94.7 billion cubic feet per day (“Bcf/d”) in 2020 (an increase of 3% over the record high production of 92.0 Bcf/d in 2019) and then decline to 94.1 Bcf/d in 2021. The EIA’s expected growth in natural gas production for 2020 is largely in response to improved drilling efficiency and cost reductions, higher associated gas production from oil-directed rigs, and increased takeaway pipeline capacity from the Appalachian and Permian production regions. Forecast natural gas production growth is also supported by planned expansions in liquefied natural gas (“LNG”) capacity and increased pipeline exports to Mexico. The decline in natural gas production in 2021 is in response to a forecast of low natural gas spot prices in 2020 that reduces drilling activity in the Appalachian Basin.
Henry Hub natural gas spot prices averaged $2.57 per million British thermal units (“MMBtu”) in 2019, down from $3.16/MMBtu in 2018. The EIA Outlook expects Henry Hub prices to decrease to an average of to $2.33/MMBtu in 2020 and then increase to an average of $2.54/MMBtu in 2021.
Recently, overall domestic natural gas production has increased significantly to meet the growing demand domestically as well as abroad, through, among other things, LNG exports. Over the last ten years, the EIA Outlook reports that dry natural gas production has increased by 63%, or approximately 5% annually. This increase has caused meaningful demand for our services as operators have built out the necessary infrastructure to move, process and consume these increased volumes of natural gas.
While the EIA expects the overall trajectory of natural gas production to moderate, we believe demand for compression services will continue to increase because, as high-decline shale wells begin to age and production is tempered, new sources of natural gas will be required in order to meet demand. Although we cannot predict any possible changes in demand with reasonable certainty, we expect demand for our compression services to remain strong throughout 2020.
Particularly in the Permian and Delaware Basins, natural gas tends to be produced alongside crude oil, and is thus known as “associated” gas. Due to many factors, the Permian and Delaware Basins have experienced significant activity levels in recent years, and along with the production of crude oil, the EIA has reported a 157% increase in associated natural gas produced in those areas since December 2015 and a 24% increase in December 2019 as compared to December 2018. Because customers must handle the associated natural gas, compression has been a critical part of the equation for our customers to be able to produce the desired crude oil and move it to market. Given the relatively attractive economics of producing crude oil in the Permian and Delaware Basins, these areas are expected to continue to be important sources of crude oil, along with the associated natural gas, in the coming years. As crude oil production grows in these areas, there will be demand for additional compression to handle the associated natural gas.
The EIA Outlook forecasts total U.S. crude oil production to average 13.3 million barrels per day (“bbl/d”) in 2020, up 9% from 2019 average production of 12.2 million bbl/d, which was the highest annual average on record. Average production in 2021 is expected to continue to increase to 13.7 million bbl/d. Almost all of the production growth within the U.S. is expected to be attributable to onshore production within the lower 48 states, and particularly from the Permian and Delaware Basins in Texas and New Mexico, which account for 0.8 million bbl/d and 0.4 million bbl/d of the increases in 2020 and 2021, respectively. Favorable geology and technological and operational improvements have allowed the Permian and Delaware Basins to become one of the most prolific regions for oil production. The EIA Outlook forecasts a slowing rate of increases in year-over-year crude oil production, primarily as a result of a decline in the deployment of drilling rigs over the past year, a trend which the EIA expects will continue through 2020 and into 2021. Despite the decline in the number of drilling rigs, the EIA forecasts production will continue to grow as rig efficiency and well-level productivity rise. As crude oil production grows, we expect natural gas production to grow as well.
For 2020, the EIA’s West Texas Intermediate (“WTI”) crude oil price forecast rises by $2 per barrel (“/bbl”) from 2019 levels to average $59/bbl for the year. For 2021, the EIA expects WTI prices will rise further to an average of $62/bbl. The EIA expects oil prices above $60/bbl to contribute to rising crude oil production, as producers will be able to fund drilling programs through cash flow and other funding sources, despite a somewhat more restrictive capital market. Daily and monthly average crude oil prices could vary significantly from annual average forecasts due to global economic developments and geopolitical events in the coming months that could have the potential to push oil prices higher or lower than forecast. Uncertainty remains regarding the duration of, and members’ adherence to, the current Organization of the Petroleum Exporting Countries (“OPEC”) production cuts, which could influence prices in either direction.
We believe the recent stability of crude oil prices during 2019 and 2018 has allowed for the continued build-out of related large-scale natural gas infrastructure projects, particularly in the Permian and Delaware Basins. Our total fleet horsepower has increased by approximately 86,000 horsepower as of December 31, 2019 compared to December 31, 2018, while maintaining horsepower utilization at approximately 94%.
We intend to prudently deploy capital for new compressor units in 2020. We have already entered into commitments to purchase all of our large horsepower compressor units for the first half of 2020, as the lead time to build these units is approximately six months. Most of our 2020 purchases of large horsepower compressor units are already committed to customers or under contract with customers.
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

	Year Ended December 31,		Percent
	2019	2018	Change
Fleet horsepower (at period end) (1)	3,682,968	3,597,097	2.4%
Total available horsepower (at period end) (2)	3,709,468	3,675,447	0.9%
Revenue generating horsepower (at period end) (3)	3,310,024	3,262,470	1.5%
Average revenue generating horsepower (4)	3,279,374	2,760,029	18.8%
Average revenue per revenue generating horsepower per month (5)	$16.65	$16.09	3.5%
Revenue generating compression units (at period end)	4,559	4,629	(1.5)%
Average horsepower per revenue generating compression unit (6)	720	687	4.8%
Horsepower utilization (7):
At period end	93.7%	94.0%	(0.3)%
Average for the period (8)	94.1%	91.4%	3.0%
________________________________

(1)	Fleet horsepower is horsepower for compression units that have been delivered to us (and excludes units on order). As of December 31, 2019, we had 56,500 horsepower on order for delivery during 2020.

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

(7)
Horsepower utilization is calculated as (i) the sum of (a) revenue generating horsepower, (b) horsepower in our fleet that is under contract, but is not yet generating revenue and (c) horsepower not yet in our fleet that is under contract, not yet generating revenue and that is subject to a purchase order, divided by (ii) total available horsepower less idle horsepower that is under repair. Horsepower utilization based on revenue generating horsepower and fleet horsepower was 89.9% and 90.7% at December 31, 2019 and 2018, respectively.

(8)
Calculated as the average utilization for the months in the period based on utilization at the end of each month in the period.  Average horsepower utilization based on revenue generating horsepower and fleet horsepower was 89.8% and 87.5% for the years ended December 31, 2019 and 2018, respectively.

The 2.4% increase in fleet horsepower as of December 31, 2019 compared to December 31, 2018 was attributable to compression units added to our fleet to meet incremental demand by new and current customers for our compression services. The 1.5% increase in revenue generating horsepower as of December 31, 2019 compared to December 31, 2018 was primarily due to organic growth in our large horsepower fleet, while the 1.5% decrease in revenue generating compression units was primarily due to returns of small horsepower compression units from our customers, partially offset by the organic growth of large horsepower compression units and a 4.8% increase in average horsepower per revenue generating compression unit during the year ended December 31, 2019.
The 3.5% increase in average revenue per revenue generating horsepower per month for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to contracts on new compression units as well as selective price increases on the existing fleet.

The 3.0% increase in average horsepower utilization and 2.6% increase in average horsepower utilization based on revenue generating horsepower and fleet horsepower during the year ended December 31, 2019 compared to the year ended December 31, 2018 were primarily attributable to increased demand for our services driven by increased U.S. production of crude oil and natural gas.
Financial Results of Operations
Year ended December 31, 2019 compared to the year ended December 31, 2018
The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Year Ended December 31,		Percent
	2019	2018	Change
Revenues:
Contract operations	$664,162	$546,896	21.4%
Parts and service	14,236	20,402	(30.2)%
Related party	19,967	17,054	17.1%
Total revenues	698,365	584,352	19.5%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	227,303	214,724	5.9%
Gross operating margin	471,062	369,628	27.4%
Other operating and administrative costs and expenses:
Selling, general and administrative	64,397	68,995	(6.7)%
Depreciation and amortization	231,447	213,692	8.3%
Loss on disposition of assets	940	12,964	(92.7)%
Impairment of compression equipment	5,894	8,666	(32.0)%
Total other operating and administrative costs and expenses	302,678	304,317	(0.5)%
Operating income	168,384	65,311	157.8%
Other income (expense):
Interest expense, net	(127,146)	(78,377)	62.2%
Other	80	41	95.1%
Total other expense	(127,066)	(78,336)	62.2%
Net income (loss) before income tax expense (benefit)	41,318	(13,025)	417.2%
Income tax expense (benefit)	2,186	(2,474)	188.4%
Net income (loss)	$39,132	$(10,551)	470.9%
Contract operations revenue.  The $117.3 million increase in contract operations revenue for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily attributable to the first three months of 2018 including only the results of the USA Compression Predecessor prior to the Transactions Date. Average revenue generating horsepower increased 18.8% for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to the inclusion of the Partnership’s historical assets subsequent to the Transactions Date. Additionally, we experienced a year-to-year increase in demand for our compression services driven by increased U.S. production of crude oil and natural gas as average revenue per revenue generating horsepower per month increased 3.5% to $16.65 for the year ended December 31, 2019 compared to $16.09 for the year ended December 31, 2018.
Parts and service revenue.  The $6.2 million decrease in parts and service revenue for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily attributable to a decrease in maintenance work performed on units at our customers’ locations that are outside the scope of our core maintenance activities and offered as a courtesy to our customers, and freight and crane charges that are directly reimbursable by customers. Demand for retail parts and services fluctuates from period to period based on the varying needs of our customers.

Related party revenue. Related party revenue was earned through related party transactions in the ordinary course of business with various affiliated entities of ETO. The $2.9 million increase in related party revenue for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily attributable to additional compression and related ancillary services demand from such affiliates.
Cost of operations, exclusive of depreciation and amortization. The $12.6 million increase in cost of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018 was driven by (1) a $21.1 million increase in direct expenses, such as parts and fluids expenses, and (2) a $5.3 million increase in direct labor expenses, for which both increases were primarily attributable to the first three months of 2018 including only the results of the USA Compression Predecessor prior to the Transactions Date. These increases were partially offset by (1) a $5.0 million decrease in ad valorem tax expense, due primarily to prior year refunds received during the year ended December 31, 2019, (2) a $3.9 million decrease in retail parts and service expenses, which have a corresponding decrease in parts and service revenue, (3) a $3.9 million decrease in outside maintenance services and (4) a $1.1 million decrease in other indirect expenses.
Gross operating margin. The $101.4 million increase in gross operating margin for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to an increase in revenues, partially offset by an increase in cost of operations, exclusive of depreciation and amortization. These increases were primarily due to the addition of the Partnership’s historical assets after the Transactions Date and higher demand for our services driven by increased U.S. production of crude oil and natural gas.
Selling, general and administrative expense.  The $4.6 million decrease in selling, general and administrative expense for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily attributable to (1) a $5.9 million decrease in transaction expenses and severance expenses, (2) a $3.2 million decrease in other miscellaneous expenses, partially offset by (1) a $2.4 million increase in payroll and benefits expenses and (2) a $1.9 million increase in professional fees expenses.
Transaction expenses and severance expenses were lower during the year ended December 31, 2019 primarily due to the Transactions completed during the year ended December 31, 2018. Other miscellaneous expenses decreased primarily due to the expense allocation to the USA Compression Predecessor ending after the Transactions Date. Payroll and benefits expenses and professional fees increased due to the addition of the Partnership’s historical assets after the Transactions Date.
Depreciation and amortization expense.  The $17.8 million increase in depreciation and amortization expense for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily the result of the addition of the Partnership’s historical assets on the Transactions Date and assets recently placed in service.
Loss on disposition of assets.  The $12.0 million decrease in net losses on disposition of assets during the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily attributable to disposals of various property and equipment by the USA Compression Predecessor prior to the Transactions Date during the year ended December 31, 2018.
Impairment of compression equipment.  The $5.9 million and $8.7 million impairments of compression equipment during the years ended December 31, 2019 and 2018, respectively, were primarily the result of our evaluations of the future deployment of our idle fleet under then-current market conditions. Our evaluations determined that due to certain performance characteristics of the impaired equipment, such as excessive maintenance costs and the inability of the equipment to meet then-current emissions standards without excessive retrofitting costs, this equipment was unlikely to be accepted by customers under then-current market conditions.
As a result of our evaluations during the years ended December 31, 2019 and 2018, we determined to retire and re-utilize the key components of 33 and 103 compression units, respectively, with a total of approximately 11,000 and 33,000 horsepower, respectively, that had been previously used to provide compression services in our business.
Interest expense, net.  The $48.8 million increase in interest expense, net for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily attributable to (1) higher overall debt balances as the USA Compression Predecessor had no borrowings prior to the Transactions Date, (2) interest expense incurred on $750.0 million of 6.875% senior notes issued in March 2019, which were used to reduce borrowings under the Credit Agreement, and (3) higher interest rates on borrowings under the Credit Agreement. These increases were partially offset by the decrease in borrowings under the Credit Agreement.
The weighted average interest rate applicable to borrowings under the Credit Agreement was 4.84% for the year ended December 31, 2019 compared to 4.69% for the period from the Transactions Date to December 31, 2018. Average outstanding borrowings under the Credit Agreement were $493.3 million for the year ended December 31, 2019 compared to $984.7 million for the period from the Transactions Date to December 31, 2018.
Income tax expense (benefit). During the years ended December 31, 2019 and 2018, we recognized income tax expense of $2.2 million and an income tax benefit of $2.5 million, respectively, primarily related to current and deferred taxes associated with Texas Margin Tax.
Other Financial Data
The following table summarizes other financial data for the periods presented (dollars in thousands):

	Year Ended December 31,		Percent
Other Financial Data: (1)	2019	2018	Change
Gross operating margin	$471,062	$369,628	27.4%
Gross operating margin percentage (2)	67.5%	63.3%	6.6%
Adjusted EBITDA	$419,640	$320,475	30.9%
Adjusted EBITDA percentage (2)	60.1%	54.8%	9.7%
DCF	$221,868	$177,757	24.8%
DCF Coverage Ratio (3)	1.13x	1.25x	(9.6)%
Cash Coverage Ratio (3)	1.14x	1.26x	(9.5)%
________________________________

(1)
Gross operating margin, Adjusted EBITDA, DCF, DCF Coverage Ratio and Cash Coverage Ratio are all non-GAAP financial measures. Definitions of each measure, as well as reconciliations of each measure to its most directly comparable financial measure(s) calculated and presented in accordance with GAAP, can be found under the caption “Non-GAAP Financial Measures” in Part II, Item 6 “Selected Financial Data”.

(2)	Gross operating margin percentage and Adjusted EBITDA percentage are calculated as a percentage of revenue.

(3)
Distributions for the year ended December 31, 2018 reflect only three quarters of distributions as the USA Compression Predecessor did not pay distributions prior to the Transactions Date. DCF, however, reflects a full year of DCF. On a pro forma basis, both the DCF Coverage Ratio and Cash Coverage Ratio for the year ended December 31, 2018 were 1.10x when using comparable three quarters of DCF and three quarters of distributions.

Adjusted EBITDA. The $99.2 million, or 30.9%, increase in Adjusted EBITDA for the year ended December 31, 2019 compared to the year ended December 31, 2018 was driven by the addition of the Partnership’s historical assets after the Transactions Date, which was the primary cause of a $101.4 million increase in gross operating margin. This increase was partially offset by a $2.2 million increase in selling, general and administrative expenses, excluding transaction expenses, unit-based compensation expense and other non-recurring charges.
DCF. The $44.1 million, or 24.8%, increase in DCF during the year ended December 31, 2019 compared to the year ended December 31, 2018 was driven by (1) the addition of the Partnership’s historical assets after the Transactions Date, which was the primary cause of a $101.4 million increase in gross operating margin, and (2) a $2.9 million decrease in maintenance capital expenditures. These increases were partially offset by (1) a $46.2 million increase in cash interest expense, net, (2) a $12.3 million increase in distributions on the Preferred Units and (3) a $2.2 million increase in selling, general and administrative expenses, excluding transaction expenses, unit-based compensation expense and other non-recurring charges.
Coverage Ratios. The decreases in DCF Coverage Ratio and Cash Coverage Ratio for the year ended December 31, 2019 compared to the year ended December 31, 2018 were attributable to the fact that distributions for year ended December 31, 2018 reflect only three quarters of distributions, as the USA Compression Predecessor did not pay distributions prior to the Transactions Date, as well as additional distributions in 2019 due to the conversion of 6,397,965 Class B Units, which did not participate in distributions, to common units on a one-for-one basis on July 30, 2019.

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
We believe cash generated by operating activities and, where necessary, borrowings under the Credit Agreement will be sufficient to service our debt, fund working capital, fund our estimated expansion capital expenditures, fund our maintenance capital expenditures and pay distributions through 2020. Because we distribute all of our available cash, which excludes prudent operating reserves, we expect to fund any future expansion capital expenditures or acquisitions primarily with capital from external financing sources, such as borrowings under the Credit Agreement and issuances of debt and equity securities, including under the DRIP.
To fund a portion of the CDM Acquisition, on March 23, 2018 the Partnership and Finance Corp co-issued $725.0 million in aggregate principal amount of the Senior Notes 2026 and, on the Transactions Date, the Partnership issued the Preferred Units and Warrants for aggregate gross consideration of $500.0 million. The transaction fees associated with these issuances were financed with borrowings under the Credit Agreement. Also on the Transactions Date, the borrowing capacity under the Credit Agreement was increased from $1.1 billion to $1.6 billion. In addition, on March 7, 2019, the Partnership and Finance Corp co-issued $750.0 million aggregate principal amount of the Senior Notes 2027 and used the net proceeds to reduce our outstanding borrowings under the Credit Agreement.
We are not aware of any regulatory changes or environmental liabilities that we currently expect to have a material impact on our current or future operations. Please see “Capital Expenditures” below.
Cash Flows
The following table summarizes our sources and uses of cash for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Net cash provided by operating activities	$300,580	$226,340
Net cash used in investing activities	(144,490)	(779,663)
Net cash provided by (used in) financing activities	(156,179)	549,409
Net cash provided by operating activities.  The $74.2 million increase in net cash provided by operating activities for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to a $58.7 million increase in net income, as adjusted for non-cash items, and changes in other working capital.
Net cash used in investing activities.  The $635.2 million decrease in net cash used in investing activities for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to (1) $1.2 billion of cash paid, offset by $710.5 million of cash assumed, each as part of the CDM Acquisition for the year ended December 31, 2018, (2) a $95.4 million decrease in capital expenditures for purchases of new compression units, related equipment and reconfiguration costs, (3) a $15.0 million increase in proceeds from disposition of property and equipment and (4) a $3.8 million increase in insurance proceeds received during the year ended December 31, 2019 for compression units previously damaged.
Net cash provided by (used in) financing activities.  Net cash used in financing activities for the year ended December 31, 2019 was $156.2 million compared to net cash provided by financing activities of $549.4 million for the year ended December 31, 2018. This change was primarily due to (1) $479.1 million of net proceeds received during the year ended December 31, 2018 for the issuance of Preferred Units and Warrants used to partially fund the CDM Acquisition, (2) an increase of $51.9 million in cash distributions paid on common units, as the USA Compression Predecessor did not pay distributions prior to the Transactions Date, (3) an increase of $24.5 million of cash distributions paid on Preferred Units as they were not outstanding prior to the Transactions Date, (4) a decrease in net borrowings of $127.3 million for the year ended December 31, 2019, as additional borrowings for the year ended December 31, 2018 were made primarily to pay fees and expenses related to the CDM Acquisition, and (5) $28.5 million in intercompany contributions received by the USA Compression Predecessor for the year ended December 31, 2018 from its former parent company.
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

We classify capital expenditures as maintenance or expansion on an individual asset basis. Over the long term, we expect that our maintenance capital expenditure requirements will continue to increase as the overall size and age of our fleet increases. Our aggregate maintenance capital expenditures for the years ended December 31, 2019 and 2018 were $29.6 million and $32.5 million, respectively. We currently plan to spend approximately $32.0 million in maintenance capital expenditures during 2020, including parts consumed from inventory.
Given our growth objectives and anticipated demand from our customers we anticipate that we will continue to make expansion capital expenditures. Without giving effect to any equipment we may acquire pursuant to any future acquisitions, we currently have budgeted between $110.0 million and $120.0 million in expansion capital expenditures during 2020. Our expansion capital expenditures for the years ended December 31, 2019 and 2018 were $170.3 million and $208.7 million, respectively.
Revolving Credit Facility
As of December 31, 2019, we were in compliance with all of our covenants under the Credit Agreement. As of December 31, 2019, we had outstanding borrowings under the Credit Agreement of $402.7 million, $1.2 billion of borrowing base availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $484.4 million.
As of February 13, 2020, we had outstanding borrowings under the Credit Agreement of $422.5 million. We expect to remain in compliance with our covenants under the Credit Agreement throughout 2020. If our current cash flow projections prove to be inaccurate, we expect to be able to remain in compliance with such financial covenants by taking one or more of the following actions: issue debt and equity securities in conjunction with the acquisition of another business; issue equity in a public or private offering; request a modification of our covenants from our bank group; reduce distributions from our current distribution rate or obtain an equity infusion pursuant to the terms of the Credit Agreement.
For a more detailed description of the Credit Agreement including the covenants and restrictions contained therein, please refer to Note 10 to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data”.
Senior Notes
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
On December 18, 2019, the Partnership closed an exchange offer whereby holders of the Senior Notes 2027 exchanged all of the Senior Notes 2027 for an equivalent amount of senior notes (“Exchange Notes 2027”) registered under the Securities Act.  The Exchange Notes 2027 are substantially identical to the Senior Notes 2027, except that the Exchange Notes 2027 have been registered with the SEC and do not contain the transfer restrictions, restrictive legends, registration rights or additional interest provisions of the Senior Notes 2027.

See Note 10 to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” for information regarding the Senior Notes.
Distribution Reinvestment Plan
During the years ended December 31, 2019 and 2018, distributions of $1.0 million and $0.6 million, respectively, were reinvested under the DRIP resulting in the issuance of 60,584 and 39,280 common units, respectively.
Such distributions are treated as non-cash transactions in the accompanying Consolidated Statements of Cash Flows included in Part II, Item 8 “Financial Statements and Supplementary Data” of this report.
See Note 12 to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” for more information regarding the DRIP.
Total Contractual Cash Obligations
The following table summarizes our total contractual cash obligations as of December 31, 2019 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt (1)	$1,877,722	$—	$—	$402,722	$1,475,000
Interest on long-term debt obligations (2)	807,487	123,253	246,507	208,274	229,453
Equipment and capital purchases (3)	49,267	49,267	—	—	—
Operating and finance lease obligations (4)	36,078	5,311	8,587	7,773	14,407
Total contractual cash obligations	$2,770,554	$177,831	$255,094	$618,769	$1,718,860
________________________________

(1)
We assumed that the amount outstanding under the Credit Agreement at December 31, 2019 would be repaid in April 2023, the maturity date of the facility. The $725.0 million aggregate principal amount of our Senior Notes 2026 outstanding is due April 1, 2026, and the $750.0 million aggregate principal amount of our Senior Notes 2027 outstanding is due September 1, 2027.

(2)
Represents future interest payments under the Credit Agreement based on outstanding borrowings as of December 31, 2019, and the effective interest rate and unused commitment fee as of December 31, 2019 of 4.31% and 0.375%, respectively, and interest payments on our $1.5 billion aggregate principal amount of the Senior Notes.

(3)	Represents commitments for new compression units that are being fabricated and is a component of our overall projected expansion capital expenditures during 2020 of $110.0 million to $120.0 million.

(4)	Represents commitments for future minimum lease payments on noncancelable operating and finance leases.
Effects of Inflation. Our revenues and results of operations have not been materially impacted by inflation and changing prices in the past three fiscal years.
Off-Balance Sheet Arrangements
We have no off-balance sheet financing activities. Please refer to Note 17 to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” included in this report for a description of our commitments and contingencies.
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
Goodwill – Impairment Assessments
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
As of December 31, 2019, the Partnership had $619.4 million of goodwill, of which $366.0 million was determined as part of the purchase price allocation to the Partnership’s assets acquired by the USA Compression Predecessor.

As of October 1, 2019 and 2018, we performed a qualitative assessment of relevant events and circumstances potentially indicating the likelihood of goodwill impairment.  The qualitative assessment included weighting such factors as (i) macroeconomic conditions, (ii) industry and market considerations, (iii) cost factors, (iv) overall financial performance of the reporting unit, (v) other relevant entity-specific events, and (vi) consideration of whether there was a sustained decrease in the price of our units.  Upon completion of our qualitative assessment, we concluded that it is not more likely than not that the fair value of our single reporting unit was less than its carrying value and that our goodwill was not impaired for the years ended December 31, 2019 and 2018.
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
For the years ended December 31, 2019 and 2018, we evaluated the future deployment of our idle fleet under then-current market conditions and determined to retire and re-utilize key components of 33 and 103 compressor units, respectively, or approximately 11,000 and 33,000 horsepower, respectively, that were previously used to provide services in our business. As a result, we recorded $5.9 million and $8.7 million in impairment of compression equipment for the years ended December 31, 2019 and 2018, respectively. The primary causes for this impairment were: (i) units were not considered marketable in the foreseeable future, (ii) units were subject to excessive maintenance costs or (iii) units were unlikely to be accepted by customers due to certain performance characteristics of the unit, such as the inability to meet then-current quoting criteria without excessive retrofitting costs. These compression units were written down to their respective estimated salvage values, if any.
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
Recent Accounting Pronouncements
For discussion on the adoption of Accounting Standards Update 2016-02 Leases and other specific recent accounting pronouncements affecting us, please see Note 2 and Note 18, respectively, to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data”.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to any natural gas or crude oil in connection with our services and, accordingly, have no direct exposure to fluctuating commodity prices. However, the demand for our compression services depends upon the continued demand for, and production of, natural gas and crude oil. Sustained low natural gas or crude oil prices over the long term could result in a decline in the production of natural gas or crude oil, which could result in reduced demand for our compression services. We do not intend to hedge our indirect exposure to fluctuating commodity prices. A one percent decrease in average revenue generating horsepower during the year ended December 31, 2019 would have resulted in a decrease of approximately $6.6 million and $4.4 million in our revenue and gross operating margin, respectively. Gross operating margin is a non-GAAP financial measure. For a reconciliation of gross operating margin to net income (loss), its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read Part II, Item 6 “Selected Financial Data – Non-GAAP Financial Measures”. Please also read Part I, Item 1A “Risk Factors – Risks Related to Our Business – A long-term reduction in the demand for, or production of, natural gas or crude oil in the locations where we operate could adversely affect the demand for our services or the prices we charge for our services, which could result in a decrease in our revenues and cash available for distribution to unitholders”.
Interest Rate Risk
We are exposed to market risk due to variable interest rates under our Credit Agreement.
As of December 31, 2019, we had approximately $402.7 million of variable-rate outstanding indebtedness at a weighted-average interest rate of 4.31%. A one percent increase or decrease in the effective interest rate on our variable-rate outstanding debt as of December 31, 2019 would result in an annual increase or decrease in our interest expense of approximately $4.0 million.
For further information regarding our exposure to interest rate fluctuations on our debt obligations, see Note 10 to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data”. Although we do not currently hedge our variable rate debt, we may, in the future, hedge all or a portion of such debt.
Credit Risk
Our credit exposure generally relates to receivables for services provided. If any significant customer of ours should have credit or financial problems resulting in a delay or failure to repay the amount it owes us, it could have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 8.	Financial Statements and Supplementary Data
The financial statements and supplementary information specified by this Item are presented in Part IV, Item 15 “Exhibits and Financial Statement Schedules”.

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.	Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2019 at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, our management believes that, as of December 31, 2019, our internal control over financial reporting was effective. Grant Thornton LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2019, as stated in their report, which is included herein.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors of USA Compression GP, LLC and
Unitholders of USA Compression Partners, LP
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of USA Compression Partners, LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2019, and our report dated February 18, 2020 expressed an unqualified opinion on those financial statements.
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
February 18, 2020

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
Eric D. Long, our President and Chief Executive Officer (“CEO”), is currently the only management member of the Board. The non-management members of the Board meet in executive session without any members of management present at least twice a year. Mr. William S. Waldheim presides at such meetings. Interested parties can communicate directly with non-management members of the Board by mail in care of the General Counsel and Secretary at USA Compression Partners, LP, 111 Congress Avenue, Suite 2400, Austin, Texas 78701. Such communications should specify the intended recipient or recipients. Commercial solicitations or similar communications will not be forwarded to the Board.
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
The charter of the Audit Committee (the “Audit Committee Charter”) is available under the Investor Relations tab on our website at usacompression.com. We will provide a copy of the Audit Committee Charter to any of our unitholders without charge upon written request to Investor Relations, 111 Congress Avenue, Suite 2400, Austin, TX 78701.
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
Under the charter of the Compensation Committee (the “Compensation Committee Charter”), a director serving as a member of the Compensation Committee may not be an officer of or employed by the General Partner, us or our subsidiaries. During 2019, neither Mr. Joyce nor Mr. Waldheim was an officer or employee of Energy Transfer or any of its affiliates, or served as an officer of any company with respect to which any of our executive officers served on such company’s board of directors. In addition, neither Mr. Joyce nor Mr. Waldheim is a former employee of Energy Transfer or any of its affiliates.
The Compensation Committee Charter is available under the Investor Relations tab on our website at usacompression.com. We will provide a copy of the Compensation Committee Charter to any of our unitholders without charge upon written request to Investor Relations, 111 Congress Avenue, Suite 2400, Austin, TX 78701.
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

Corporate Governance Guidelines and Code of Ethics
The Board has adopted Corporate Governance Guidelines (the “Guidelines”) that outline important policies and practices regarding our governance and provide a framework for the function of the Board and its committees. The Board has also adopted a Code of Business Conduct and Ethics (the “Code”) that applies to the General Partner and its subsidiaries and affiliates, including us, and to all of its and their directors, employees and officers, including its principal executive officer, principal financial officer and principal accounting officer. We intend to post any amendments to the Code, or waivers of its provisions applicable to our directors or executive officers, including our principal executive officer and principal financial officer, on our website. The Guidelines and the Code are available under the Investor Relations tab on our website at usacompression.com. We will provide copies of the Guidelines and the Code to any of our unitholders without charge upon written request to Investor Relations, 111 Congress Avenue, Suite 2400, Austin, TX 78701.
Note that the preceding internet addresses are for informational purposes only and are not intended to be hyperlinked. Accordingly, no information found on or provided at those internet addresses or on our website in general is intended or deemed to be incorporated by reference herein.
Directors and Executive Officers
The following table shows information as of February 13, 2020 regarding the current directors and executive officers of USA Compression GP, LLC.

Name	Age	Position with USA Compression GP, LLC
Eric D. Long	61	President and Chief Executive Officer and Director
Matthew C. Liuzzi	45	Vice President, Chief Financial Officer and Treasurer
William G. Manias	57	Vice President and Chief Operating Officer
Sean T. Kimble	55	Vice President, Human Resources
Christopher W. Porter	36	Vice President, General Counsel and Secretary
Christopher R. Curia	64	Director
Matthew S. Hartman	39	Director
Glenn E. Joyce	62	Director
Thomas E. Long	63	Director
Thomas P. Mason	63	Director
Matthew S. Ramsey	64	Director
William S. Waldheim	63	Director
Bradford D. Whitehurst	45	Director
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
Christopher R. Curia has served on the Board since April 2018. Mr. Curia has also served as a director on the board of directors of the general partner of Sunoco LP (NYSE: SUN) since August 2014 and as its Executive Vice President-Human Resources since April 2015. Mr. Curia also serves as the Executive Vice President and Chief Human Resources Officer of LE GP, LLC (“LE GP”), the general partner of Energy Transfer LP (“ET LP”) and has served in that capacity since January 2015. Mr. Curia joined ETO in July 2008 and was appointed the Executive Vice President and Chief Human Resources Officer of ET LP in January 2015. Prior to joining Energy Transfer, Mr. Curia held HR leadership positions at both Valero Energy Corporation and Pennzoil and has more than three decades of Human Resources experience in the oil and gas field. Mr. Curia holds a master’s degree in Industrial Relations from the University of West Virginia.
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
Thomas E. Long has served on the Board since April 2018. He has also served on the board of directors of the general partner of Sunoco LP since May 2016. Mr. Long also serves as the Chief Financial Officer of the general partner of ET LP since February 2016 and a director of the general partner of ET LP since April 2019. Mr. Long also served as the Chief Financial Officer and as a director of PennTex Midstream Partners, LP’s general partner from November 2016 to July 2017. Mr. Long also serves as Chief Financial Officer of ETO and was previously Executive Vice President and Chief Financial Officer of Regency GP LLC from November 2010 to April 2015. From May 2008 to November 2010, Mr. Long served as Vice President and Chief Financial Officer of Matrix Service Company. Prior to joining Matrix, he served as Vice President and Chief Financial Officer of DCP Midstream Partners LP, a publicly traded natural gas and natural gas liquids midstream business company located in Denver, Colorado. In that position, he was responsible for all financial aspects of the company since its formation in December 2005. From 1998 to 2005, Mr. Long served in several executive positions with subsidiaries of Duke Energy Corp., one of the nation’s largest electric power companies.
Mr. Long was selected to serve on the Board because of his understanding of energy-related corporate finance gained through his extensive experience in the energy industry.
Thomas P. Mason has served on the Board since April 2018. Mr. Mason serves as Executive Vice President and General Counsel of the general partner of ET LP since December 2015, and has served as the Executive Vice President, General Counsel and President - LNG since October 2018 following the merger of ET LP and ETO. Mr. Mason also served as a director of PennTex Midstream Partners, LP’s general partner from November 2016 to July 2017. Mr. Mason previously served as Senior Vice President, General Counsel and Secretary of ETO’s general partner from April 2012 to December 2015, as Vice President, General Counsel and Secretary from June 2008 and as General Counsel and Secretary from February 2007. Prior to joining Energy Transfer, he was a partner in the Houston office of Vinson & Elkins L.L.P. Mr. Mason has specialized in securities offerings and mergers and acquisitions for more than 25 years. Mr. Mason also previously served on the Board of Directors of the general partner of Sunoco Logistics Partners L.P.
Mr. Mason was selected to serve on the Board because of his decades of legal experience in securities, mergers and acquisitions and corporate governance in the energy sector.
Matthew S. Ramsey has served on the Board since April 2018.  Mr. Ramsey was appointed as a director of the general partner of ET LP in July 2012 and as a director of ETO’s general partner in November 2015. Mr. Ramsey has been the Chief Operating Officer of the general partner of ET LP since October 2018 following the merger of ET LP and ETO, and currently serves as President and Chief Operating Officer of ETO’s general partner since November 2015. Mr. Ramsey also served as President and Chief Operating Officer and Chairman of the board of directors of PennTex Midstream Partners, LP’s general partner from November 2016 to July 2017. Mr. Ramsey is also a director of Sunoco LP, having served as chairman of Sunoco LP’s board since April 2015. Mr. Ramsey previously served as President of RPM Exploration, Ltd., a private oil and gas exploration partnership, and previously served as a director of RSP Permian, Inc. where he served on the audit and compensation committees. Mr. Ramsey formerly served as President of DDD Energy, Inc. until its sale in 2002. From 1996 to 2000, Mr. Ramsey served as President and Chief Executive Officer of OEC Compression Corporation, Inc., a publicly traded oil field service company, providing gas compression services to a variety of energy clients. Previously, Mr. Ramsey served as Vice President of Nuevo Energy Company, an independent energy company. Additionally, he was employed by Torch Energy Advisors, Inc., a company providing management and operations services to energy companies including Nuevo Energy, last serving as Executive Vice President. Mr. Ramsey joined Torch Energy as Vice President of Land and was named Senior Vice President of Land in 1992. Mr. Ramsey holds a B.B.A. in Marketing from the University of Texas at Austin and a J.D. from South Texas College of Law. Mr. Ramsey is a graduate of Harvard Business School Advanced Management Program. Mr. Ramsey is licensed to practice law in the State of Texas. He is qualified to practice in the Western District of Texas and the United States Court of Appeals for the Fifth Circuit. Mr. Ramsey formerly served as a director of Southern Union Company.
Mr. Ramsey was selected to serve on the Board in recognition of his vast knowledge of the energy space and valuable industry, operational and management experience.

William S. Waldheim has served on the Board since April 2018. Mr. Waldheim has also served on the board of directors of Southcross Energy Partners GP, LLC since February 2020. Mr. Waldheim served as a director and a member of the Audit, Finance & Risk Committee of Enbridge Energy Company, Inc. and Enbridge Energy Management, L.L.C. from February 2016 through December 2018. He previously served as President of DCP Midstream where he had overall responsibility for DCP Midstream’s affairs including commercial, trading and business development until his retirement in 2015. Prior to this, Mr. Waldheim was President of Midstream Marketing and Logistics for DCP Midstream and managed natural gas, crude oil and natural gas liquids marketing and logistics. From 2005 to 2008, he was Group Vice President of Commercial for DCP Midstream, managing its upstream and downstream commercial business. Mr. Waldheim started his professional career in 1978 with Champlin Petroleum as an auditor and financial analyst and served in roles involving NGL and crude oil distribution and marketing. He served as Vice President of NGL and Crude Oil Marketing for Union Pacific Fuels from 1987 until 1998 at which time it was acquired by DCP Midstream.
Mr. Waldheim was selected to serve on the Board because of his broad and extensive experience in senior leadership roles in the energy industry and his financial and accounting expertise.
Bradford D. Whitehurst has served on the Board since April 2019. Mr. Whitehurst has served as the Executive Vice President and Head of Tax of LE GP since August 2014. Prior to joining Energy Transfer, Mr. Whitehurst was a partner in the Washington, DC office of Bingham McCutchen LLP and an attorney in the Washington, DC offices of both McKee Nelson LLP and Hogan & Hartson. Mr. Whitehurst has specialized in partnership taxation and has advised Energy Transfer in his role as outside counsel since 2006.
Mr. Whitehurst was selected to serve on the Board because of his strong background in the energy sector and specialized knowledge of the taxation structure and issues unique to partnerships.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires that the members of the Board, our executive officers and persons who own more than 10 percent of a registered class of our equity securities file initial reports of ownership and reports of changes in ownership of our common units and other equity securities with the SEC and any exchange or other system on which such securities are traded or quoted. To our knowledge and based solely on a review of Section 16(a) forms filed electronically with the SEC, we believe that all reporting obligations of the members of the Board, our executive officers and greater than 10 percent unitholders under Section 16(a) were satisfied during the year ended December 31, 2019, with the exception of one late Form 3 filing on behalf of Mr. Whitehurst.
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

ITEM 11.	Executive Compensation
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

Compensation Discussion & Analysis
Named Executive Officers
The following disclosure describes the executive compensation program for the named executive officers identified below (the “NEOs”). For the year ended December 31, 2019, the NEOs were:

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
The following charts illustrate the level of at-risk incentive compensation we awarded in 2019 to our CEO and, on an averaged basis, the other NEOs. “Variable/at-risk” compensation is comprised of long-term equity incentive awards and annual discretionary cash bonuses, and “fixed” compensation is comprised of base salary.
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
The Compensation Committee regularly compares results for the annual base salary, annual short-term cash bonus and long-term equity incentive awards of the NEOs against data for compensation levels for specific executive positions reported in published executive compensation surveys within each of the (i) energy industry and (ii) overall market. The Compensation Committee also reviews publicly filed peer group executive compensation disclosures pertaining to certain executive roles, but because of limited sample size due to the relatively small number of publicly traded natural gas compression companies, the Compensation Committee uses this data as a reference point rather than a primary data source.
Periodically, we engage a third-party consultant to provide the Compensation Committee with market information about compensation levels at peer companies to assist in setting compensation levels for our executives, including the NEOs. In light of the Transactions and resulting increased size of the Partnership and greater level of responsibility for each of the NEOs, in May 2018 the Compensation Committee engaged Longnecker & Associates (“Longnecker”), who is also the independent compensation advisor to Energy Transfer, to provide an updated targeted market review and benchmarking for certain members of our senior leadership team (the “2018 Longnecker Report”). The Compensation Committee relied on the results of the 2018 Longnecker Report for determinations of base salary, bonus and general compensation items for 2019 for the NEOs.
The Compensation Committee also engaged Longnecker to conduct a new report in the latter part of the 2019 year that provided the Compensation Committee with assistance in setting NEO compensation for the 2020 year (the “2019 Longnecker Report”). The Compensation Committee did not make long-term incentive compensation decisions until October of 2019, therefore the Compensation Committee used the 2019 Longnecker Report when determining the number of equity awards that should be granted to our NEOs in December 2019.
In connection with its engagement of Longnecker in both 2018 and 2019, based on the information presented to it, the Compensation Committee assessed the independence of Longnecker under applicable SEC and NYSE rules and concluded that Longnecker’s work for the Compensation Committee did not raise any conflicts of interest.

Our peer group selected by the Compensation Committee in consultation with Longnecker included the following companies for the 2018 Longnecker Report:

Company	Ticker
1. American Midstream Partners, LP	AMID
2. Antero Midstream GP LP	AMGP
3. Archrock, Inc.	AROC
4. Buckeye Partners, L.P.	BPL
5. Crestwood Equity Partners LP	CEQP
6. Enlink Midstream, LLC	ENLC
7. EQT Midstream Partners, LP	EQM
8. Exterran Corporation	EXTN
9. Genesis Energy, L.P.	GEL
10. Martin Midstream Partners L.P.	MMLP
11. SemGroup Corporation	SEMG
12. Summit Midstream Partners, LP	SMLP
13. Tallgrass Energy Partners, LP	TEP
14. TETRA Technologies, Inc.	TTI
Elements of the Compensation Program
Compensation for the NEOs consists primarily of the following elements and corresponding objectives:

Compensation Element	Primary Objective
Base salary	To recognize performance of job responsibilities and to attract and retain individuals with superior talent.

Annual incentive compensation	To promote near-term performance objectives and reward individual contributions to the achievement of those objectives.

Long-term equity incentive awards	To emphasize long-term performance objectives, encourage the maximization of unitholder value and retain key executives by providing an opportunity to participate in the ownership of the Partnership.

Retirement savings (401(k)) plan	To provide an opportunity for tax-efficient savings.

Other elements of compensation and perquisites	To attract and retain talented executives in a cost-efficient manner by providing benefits comparable to those offered by similarly situated companies.
Base Salary for 2019
Base salaries for the NEOs have generally been set at a level deemed necessary to attract and retain individuals with superior talent. Base salary increases are determined based upon the job responsibilities, demonstrated proficiency and performance of the NEO and market conditions. In connection with determining base salaries for each of the NEOs for 2019, the Compensation Committee and CEO utilized the 2018 Longnecker Report to determine comparable salaries for such executive roles within our peer group, and determined that the NEOs’ base salaries were generally in line with the market, and no material changes were needed for the 2019 year.

The 2019 base salaries (and 2018 base salaries, for comparison purposes) for the NEOs, including our CEO, are set forth in the following table:

Name and Principal Position	2019 Base Salary ($)	2018 Base Salary ($)
Eric D. Long, President and Chief Executive Officer	644,709	644,709
Matthew C. Liuzzi, Vice President, Chief Financial Officer and Treasurer	400,000	387,229
William G. Manias, Vice President and Chief Operating Officer	437,091	437,091
David A. Smith, Vice President and President, Northeast Region	517,428	502,357
Sean T. Kimble, Vice President, Human Resources	307,670	307,670
Annual Cash Incentive Compensation for 2019
In February 2019, the Compensation Committee made several modifications to the Partnership’s previous annual cash incentive program and approved the USA Compression Partners, LP Amended and Restated Annual Cash Incentive Plan (the “Bonus Plan”), which was effective for fiscal year 2019. Each of the NEOs is entitled to participate in the Bonus Plan and their potential bonus is governed by the Bonus Plan and, for Messrs. Smith and Kimble, also governed by their respective employment agreements. The Compensation Committee acts as the administrator of the Bonus Plan under the supervision of the full Board, and has the discretion to amend, modify or terminate the Bonus Plan at any time.
In February 2020, the Compensation Committee determined whether to make annual cash bonus awards to executives, including the NEOs, under the Bonus Plan attributable to the year ended December 31, 2019. Although the Bonus Plan is generally based upon our satisfaction of certain performance measures that were pre-determined for the 2019 year, the Compensation Committee does retain the authority to use its business judgement to make decisions or adjustments to the Bonus Plan’s funding pool or the individual bonus awards resulting from the guidelines set forth below. The Bonus Plan contains four payout factors and corresponding percentages that comprise the total annual target bonus for all eligible employees, including the NEOs (the “Annual Target Bonus Pool”): (i) the Adjusted EBITDA Budget Target Factor (the “Adjusted EBITDA Factor”): 30%; (ii) the Distributable Cash Flow Budget Target Payout Factor (the “DCF Factor”): 30%; (iii) the Leverage Ratio Budget Target Factor (the “Leverage Ratio Factor”): 30% and (iv) the Safety Budget Target Payout Factor (the “Safety Factor”): 10%.
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
For the 2019 year, the Compensation Committee set the Adjusted EBITDA Budget Target at $402,958,000 and the DCF Budget Target at $207,750,000.

The Leverage Ratio Factor assigns payout factors based on the Partnership’s achievement of its budgeted Leverage Ratio (as defined in the Partnership’s Sixth Amended and Restated Credit Agreement, provided that, for the purposes of calculating the Leverage Ratio for the Bonus Plan, EBITDA attributable to the full plan year shall be used in lieu of any other time period) for the year, as shown in the following chart.

Leverage Ratio Factor
Range within Budget Target	Bonus Pool Payout Factor
More than 0.250 below budget target	1.20x
0.250-0.125 below	1.10x
0.124 below-0.125 above	1.00x
0.126-0.375 above	0.70x
0.376-0.500 above	0.50x
Greater than 0.500 above	0.00x
For the 2019 year, the Compensation Committee set the Leverage Ratio Budget Target at 4.89x.
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
For the 2019 year, the Compensation Committee set the Safety Target at 1.20.
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
For the 2019 year, the Compensation Committee set a target bonus amount (the “Target Bonus”) for each NEO prior to the first quarter of the year, which was set as a percentage of the NEO’s base salary. For the bonus applicable to the 2019 year, the Target Bonus, as a percentage of base salary and as a dollar amount, is reflected in the table below.

Name	Percentage of Base Salary	Amount ($)
Eric D. Long	125%	805,886
Matthew C. Liuzzi	105%	420,000
William G. Manias	100%	437,091
David A. Smith	60%	310,457
Sean T. Kimble	80%	246,136
The annual cash bonus pool targets for 2019 were based on the determination of the Compensation Committee in consultation with Longnecker, and in consideration of the available compensation data and internal compensation levels within Energy Transfer.

Target Bonuses, if any, are paid within one week following delivery by our independent auditor of the audit of our financial statements for the year to which the Target Bonus relates, but in any case no later than March 15 of the year following the year to which the Target Bonus relates. For the year ended December 31, 2019, we achieved (i) Adjusted EBITDA of $419,640,027, resulting in an Adjusted EBITDA Bonus Pool Payout Factor of 1.00; (ii) DCF of $221,867,965, resulting in a DCF Bonus Pool Payout Factor of 1.10; (iii) Leverage Ratio, as calculated for the purposes of the Bonus Plan, of 4.56, resulting in a Leverage Ratio Bonus Pool Payout Factor of 1.20; and (iv) a TRIR of 0.84 resulting in a Safety Bonus Pool Payout Factor of 1.00. The awards made pursuant to the Bonus Plan with respect to the year ended December 31, 2019 were:

Name	Bonus ($)
Eric D. Long	878,416
Matthew C. Liuzzi	457,800
William G. Manias	476,430
David A. Smith	338,398
Sean T. Kimble	268,288
Long-Term Equity Incentive Awards
The Board adopted the LTIP, which is designed to promote our interests, as well as the interests of our unitholders, by rewarding our officers, directors and certain of our employees for delivering desired performance results, as well as by strengthening our ability to attract, retain and motivate qualified individuals to serve as officers, directors and employees. The LTIP provides for the grant, from time to time at the discretion of the Board, of unit awards, restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights (“DERs”) and other common unit-based awards, although since our initial public offering in 2013 the Board has only granted awards of phantom units with DERs under the LTIP (the “Phantom Units”). The outstanding, unvested phantom units granted under the LTIP and held by the NEOs are reflected below in “—Outstanding Equity Awards as of December 31, 2019.”
On November 1, 2018, following the Transactions, the Board adopted a new form of employee Phantom Unit award agreement under the LTIP (the “Phantom Unit Agreement”) to bring our long-term equity incentive compensation program in line with Energy Transfer’s practices. The Phantom Unit Agreement (i) altered the vesting schedule of our time-based Phantom Units from three equal annual installments to incremental vesting over five years (60% on the third December 5 following the grant and 40% on the fifth December 5 following the grant) and (ii) provides for vesting of 100% of the outstanding, unvested Phantom Units in the event of a Change in Control (as defined under the LTIP and set forth below under “Potential Payments upon Termination or Change in Control”).
The target level of annual long-term incentive awards for each of the NEOs is expressed as a percentage of the NEO’s base salary. In determining the level of the December 2019 grants of phantom units to the NEOs, the Compensation Committee, in consultation with Longnecker and taking into account internal compensation levels within Energy Transfer, determined each of the NEOs’ long-term incentive targets. Due to the fact that determinations were made in late 2019, the base salaries used for these calculations were the base salaries set for the 2020 calendar year. Each NEO’s grant value is shown in the following table:

Long-Term Incentive Target Amounts for the Year Ended December 31, 2019
Name	Percentage of Base Salary	Grant Date Amount ($)
Eric D. Long	400%	2,656,200
Matthew C. Liuzzi	250%	1,030,000
William G. Manias	225%	1,012,961
David A. Smith	94%	500,000
Sean T. Kimble	175%	554,575
Under the LTIP, the Compensation Committee has the discretion to determine whether any portion of phantom units should be settled in cash upon vesting for the purpose of conserving common units approved for issuance under the LTIP. On February 13, 2019, the Compensation Committee approved the default settlement method for phantom units of 50% in cash (valued based on the closing price on the NYSE of the Partnership’s common units on the date of vesting) and 50% in common units for all vesting of phantom units occurring during 2019. However, the Compensation Committee also specified that if an employee affirmatively requests in writing that the percentage of cash settlement be set at a specific amount that is less than 50% (and such employee agrees to pay out of his or her own funds the amount of any required federal withholding to the extent that the cash portion is insufficient for the Partnership to withhold and pay such amounts on the employee’s behalf), the Board approves in advance such lesser cash settlement percentage.
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
Retention Phantom Unit Awards
On October 29, 2019, the Compensation Committee approved a grant of Phantom Units (the “Retention Units”), which occurred on December 5, 2019, in the following amounts: (i) 41,764 Retention Units to Mr. Long; and (ii) 25,911 Retention Units to Mr. Liuzzi, and were made pursuant to Retention Phantom Unit Agreements (the “Retention Agreements”), the form of which was approved by the Compensation Committee on November 1, 2018, entered into between the Partnership and each of Messrs. Long and Liuzzi. The Retention Units will vest incrementally, with 60% of the Retention Units vesting on December 5, 2022 and 40% of the Retention Units vesting on December 5, 2024, subject in each case to the NEO’s continued employment with the Partnership. Each Retention Unit was granted with a corresponding DER.
The Compensation Committee approved the grant of Retention Units in recognition of the importance of Messrs. Long and Liuzzi to the Partnership’s long-term success and to encourage their retention by providing additional time-based compensation. For additional information regarding the Retention Agreements, please see “-Potential Payments upon Termination or Change in Control-Retention Phantom Unit Agreements” below.
Benefit Plans and Perquisites
We provide the NEOs with certain personal benefits and perquisites, which we do not consider to be a significant component of our overall executive compensation program, but which we recognize are an important factor in attracting and retaining talented executives. The NEOs are eligible under the same plans as all other employees with respect to our medical, dental, vision, disability and life insurance benefits and a defined contribution plan that is tax-qualified under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). In addition, we currently provide one or more NEOs with (i) an annual automobile allowance; (ii) club memberships; (iii) personal administrative support; and (iv) personal tax support. The Compensation Committee has determined it is appropriate to offer these perquisites in order to provide compensation opportunities competitive with those offered by similarly situated public companies. In determining the compensation payable to the NEOs, the Compensation Committee considers perquisites in the context of the total compensation the NEOs are eligible to receive. However, given the fact that perquisites represent a relatively small portion of the NEOs’ total compensation, the availability of these perquisites does not materially influence the Compensation Committee’s decision making with respect to other elements of the total compensation to which the NEOs are entitled or which they are awarded. The value of personal benefits and perquisites we provided to each of the NEOs in 2019 is set forth below in “-Summary Compensation Table.”
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
Each of Messrs. Long, Liuzzi and Manias entered into a Termination Agreement and Mutual Release with USAC Management (and, with respect to Mr. Long, USA Compression Partners, LLC) providing for (i) the termination, effective as of November 1, 2018, of the employment agreements to which each of Messrs. Long, Liuzzi and Manias had been party and (ii) a mutual release by each party to the other(s) of all obligations, claims and causes of action arising under the applicable employment agreement.

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
Accounting and Tax Considerations
We account for the equity compensation expense for equity awards granted under our LTIP in accordance with U.S. generally accepted accounting principles, which requires us to estimate and record an expense for each equity award over the vesting period of the award. Phantom Units are accounted for as a liability and are re-measured at fair value at the end of each reporting period using the market price of the Partnership’s common units. Phantom units granted to independent directors do not have a cash settlement option; therefore we account for these awards as equity. During the requisite service period, compensation cost is recognized using the proportionate amount of the award’s fair value that has been earned through service to date.
Because we are a partnership and the General Partner is a limited liability company, Section 162(m) of the Internal Revenue Code (the “Code”) does not apply to the compensation paid to the NEOs and, accordingly, the Compensation Committee did not consider its impact in making the compensation recommendations discussed above.
Compensation Committee Interlocks and Insider Participation
We do not have any Compensation Committee interlocks. Messrs. Joyce and Waldheim are the only members of the Compensation Committee, and during 2019 neither Mr. Joyce nor Mr. Waldheim was an officer or employee of Energy Transfer or any of its affiliates, or served as an officer of any company with respect to which any of our executive officers served on such company’s board of directors. In addition, neither Mr. Joyce nor Mr. Waldheim is a former employee of Energy Transfer or any of its affiliates.
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
Summary Compensation Table
Since our initial public offering (“IPO”) in 2013 and until December 31, 2018, we were considered an “emerging growth company” (“EGC”) under the Jumpstart Our Business Startups Act. As an EGC we were only required to disclose compensation information for our three most highly compensated individuals, compared to five individuals as is required of companies that do not qualify for reduced disclosure requirements. Since 2018 was the first fiscal year for which we were required to disclose compensation information for five NEOs, the following table provides a summary of the compensation paid to (i) three NEOs for the years ended December 31, 2019, 2018 and 2017 and (ii) five NEOs for the years ended December 31, 2019 and 2018.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Unit Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
Eric D. Long	2019	644,709	—	3,320,238	878,416	616,583	5,459,946
President and Chief Executive Officer	2018	644,709	818,597	5,942,922	—	322,176	7,728,404
	2017	625,233	721,436	1,953,127	—	755,233	4,055,029

Matthew C. Liuzzi	2019	399,509	—	1,441,971	457,800	330,446	2,629,726
Vice President, Chief Financial Officer and Treasurer	2018	387,239	368,763	2,331,734	—	261,277	3,349,013
	2017	375,538	329,496	782,050	—	313,209	1,800,293

William G. Manias	2019	437,092	—	1,012,957	476,430	375,506	2,301,985
Vice President and Chief Operating Officer	2018	437,092	443,986	2,682,754	—	323,631	3,887,463
	2017	423,886	396,711	993,108	—	389,700	2,203,405

David A. Smith	2019	516,848	—	499,991	338,398	147,155	1,502,392
Vice President and President, Northeast Region	2018	502,357	382,710	879,243	—	136,049	1,900,359

Sean T. Kimble	2019	307,670	—	554,560	268,288	163,538	1,294,056
Vice President, Human Resources	2018	307,670	273,457	1,105,336	—	176,784	1,863,247
________________________________

(1)
Represents the awards earned under the applicable Bonus Plan for the years ended December 31, 2018 and 2017 for Messrs. Long, Liuzzi and Manias, and for the year ended December 31, 2018 for Messrs. Smith and Kimble.

(2)
The phantom unit values reflect the grant date fair value of the awards calculated in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) Topic 718, disregarding the estimated likelihood of forfeitures. For a discussion of the assumptions utilized in determining the fair value of these awards, please see Note 15 in Part II, Item 8 “Financial Statements and Supplementary Data”. In the 2017 and 2018 years, the awards reflected in this column reflect both Phantom Units and performance-based phantom unit awards, which were all accelerated in connection with the Transactions and are no longer outstanding.

(3)	Represents the awards earned under the Bonus Plan for 2019 for each of the NEOs. Amounts earned for the 2019 year will be paid after the Partnership’s audited financials are finalized.

(4)	See the chart below for a detailed breakdown of amounts reported in this column:

Name	DERs	Automobile Allowance	Employer 401(k) Contributions	Club Membership Dues	Administrative Support	Tax Support	Parking
Mr. Long	$560,435	$18,000	$14,000	$10,798	$9,453	$0	$3,897
Mr. Liuzzi	$316,446	—	$14,000	—	—	—	—
Mr. Manias	$361,506	—	$14,000	—	—	$0	—
Mr. Smith	$117,195	$9,960	$14,000	$6,000	—	$0	—
Mr. Kimble	$146,485	—	$14,000	—	—	—	$3,053

Grants of Plan-Based Awards during the Year Ended December 31, 2019
The below reflects awards granted to our NEOs under the LTIP during 2019.

Name	Grant Date	Approval Date of Equity-Based Awards	Estimated Possible Payouts Under Non-equity Incentive Plan Awards (1)		All Other Unit Awards: Number of Units (#) (2)	Grant Date Fair Value of Unit Awards ($) (3)
			Target ($)	Maximum ($)
Eric D. Long	2/13/2019		805,886	950,945
	12/5/2019	10/29/2019			167,056	2,656,190
	12/5/2019	10/29/2019			41,764	664,048
Matthew C. Liuzzi	2/13/2019		420,000	495,600
	12/5/2019	10/29/2019			64,779	1,029,986
	12/5/2019	10/29/2019			25,911	411,985
William G. Manias	2/13/2019		437,091	515,769
	12/5/2019	10/29/2019			63,708	1,012,957
David A. Smith	2/13/2019		310,457	366,339
	12/5/2019	10/29/2019			31,446	499,991
Sean T. Kimble	2/13/2019		246,136	290,440
	12/5/2019	10/29/2019			34,878	554,560
________________________________

(1)
The potential payout pursuant to the 2019 Bonus Plan awards could be zero, thus we have not reflected a threshold amount in the table above. Actual amounts earned for the 2019 year have been reflected within the Summary Compensation Table above.

(2)
The Retention Units granted on December 5, 2019 to Messrs. Long and Liuzzi and the Phantom Units granted on December 5, 2019 to all of the NEOs will vest incrementally, with 60% of the Retention Units and Phantom Units vesting on December 5, 2022 and the remaining 40% of the Retention Units and Phantom Units vesting on December 5, 2024. The Retention Units and the Phantom Units granted on December 5, 2019 will also vest in full upon a Change in Control (as defined in the LTIP) or the death or Disability (as defined in the LTIP) of the NEO. If Mr. Long retires after attaining the age of 65, 60% of his then-unvested Retention Units will be forfeited, and the remainder will vest, at the time of retirement. With respect to the Phantom Units granted December 5, 2019 to all of the NEOs, if the NEO retires after attaining the age of 65, 60% of his then-unvested Phantom Units will be forfeited, and the remainder will vest, at the time of retirement. If the NEO is over age 68 at the time of retirement, 50% of his then-unvested Phantom Units granted December 5, 2019 will be forfeited, and the remainder will vest, at the time of retirement.

(3)
The reported grant date fair value of unit awards was calculated by multiplying $15.90, the closing price of the Partnership’s common units on the date of grant (December 5, 2019) by the number of units granted, as required by FASB ASC Topic 718.

Outstanding Equity Awards as of December 31, 2019
The following table provides information regarding phantom units granted to the NEOs pursuant to the LTIP in each of the years ended December 31, 2017, 2018 and 2019 that were outstanding as of December 31, 2019, as well as the scheduled vesting schedule for each outstanding award. Potential acceleration events or change in control treatment for the phantom units will be described below in the section titled “Potential Payments Upon Termination or Change in Control.” None of the NEOs held any outstanding option awards as of December 31, 2019.

Name	Number of Outstanding Phantom Units (#)		Market Value of Outstanding Phantom Units ($) (8)
Eric D. Long
2018 Grants	266,874	(1)	4,841,094
2019 Grants	208,820	(5)(6)	3,787,995
Matthew C. Liuzzi
2017 Grant	10,891	(2)	197,563
2018 Grants	126,623	(3)(4)	2,296,941
2019 Grants	90,690	(5)(7)	1,645,117
William G. Manias
2017 Grant	13,830	(2)	250,876
2018 Grants	141,704	(3)(4)	2,570,511
2019 Grant	63,708	(5)	1,155,663
David A. Smith
2017 Grant	5,065	(2)	91,879
2018 Grants	45,006	(3)	816,409
2019 Grant	31,446	(5)	570,430
Sean T. Kimble
2017 Grant	7,571	(2)	137,338
2018 Grants	52,941	(3)	960,350
2019 Grant	34,878	(5)	632,687
________________________________

(1)
On November 1, 2018, Mr. Long received a grant of 90,000 Retention Units pursuant to the LTIP and a Retention Agreement entered into by Mr. Long and the General Partner. The Retention Units vest incrementally, with 60% of the Retention Units vesting on December 5, 2021 and 40% of the Retention Units vesting on December 5, 2023. On December 5, 2018, Mr. Long received a grant of 176,874 Phantom Units pursuant to the LTIP with the same vesting schedule as the Retention Units.

(2)
Represents the number of Phantom Units granted on February 13, 2017 pursuant to the LTIP that had not vested as of December 31, 2019. The Phantom Units vest in three equal annual installments on each subsequent February 15th, beginning with the first installment that vested on February 15, 2018.

(3)
Includes Phantom Units granted pursuant to the LTIP on February 12, 2018 that had not vested as of December 31, 2019. The Phantom Units granted on February 12, 2018 vest in three equal annual installments on each subsequent February 15th, beginning with the first installment that vested on February 15, 2019. Amounts shown also include Phantom Units granted on December 5, 2018 to each of the NEOs. The Phantom Units granted on December 5, 2018 vest incrementally, with 60% of the Phantom Units vesting on December 5, 2021 and 40% of the Phantom Units vesting on December 5, 2023.

(4)
Includes Retention Units granted on November 1, 2018 pursuant to the LTIP and a Retention Agreement entered into by the applicable NEO and the General Partner that had not vested as of December 31, 2019. The Retention Units vest incrementally, with 60% of the Retention Units vesting on December 5, 2021 and the remaining 40% of the Retention Units vesting on December 5, 2023.

(5)
Includes Phantom Units granted pursuant to the LTIP on December 5, 2019 to each of the NEOs: 167,056 to Mr. Long; 64,779 to Mr. Liuzzi; 63,708 to Mr. Manias; 31,446 to Mr. Smith; and 34,878 to Mr. Kimble. The Phantom Units granted on December 5, 2019 vest incrementally, with 60% of the Phantom Units vesting on December 5, 2022 and the remaining 40% of the Phantom Units vesting on December 5, 2024.

(6)
On December 5, 2019, Mr. Long also received a grant of 41,764 Retention Units pursuant to the LTIP and a Retention Agreement entered into by Mr. Long and the General Partner. The Retention Units vest incrementally, with 60% of the Retention Units vesting on December 5, 2022 and 40% of the Retention Units vesting on December 5, 2024.

(7)
On December 5, 2019, Mr. Liuzzi also received a grant of 25,911 Retention Units pursuant to the LTIP and a Retention Agreement entered into by Mr. Liuzzi and the General Partner. Each Retention Unit is the economic equivalent of one common unit. The Retention Units vest incrementally, with 60% of the Retention Units vesting on December 5, 2022 and the remaining 40% of the Retention Units vesting on December 5, 2024.

(8)	The market value of Phantom Units is calculated by multiplying $18.14, the closing price of the Partnership’s common units on December 31, 2019, by the number of Phantom Units outstanding.
Units Vested During the Year Ended December 31, 2019
The following table provides information regarding the vesting of Phantom Units held by the NEOs during 2019. There are no options outstanding on the Partnership’s common units. Mr. Long did not have any awards vest during the 2019 year.

Name	Number of Phantom Units Vested (#)		Value Realized on Vesting ($) (5)
Matthew C. Liuzzi	52,699	(1)	789,958
William G. Manias	66,446	(2)	996,026
David A. Smith	22,944	(3)	343,931
Sean T. Kimble	36,971	(4)	554,195
________________________________

(1)
Mr. Liuzzi settled approximately 50% of his newly vested Phantom Units in cash in the amount of $394,987 (before taxes), which cash settlement was reported as a disposition of those Phantom Units. The remaining 26,349 Phantom Units vested following such cash settlement.

(2)
Mr. Manias settled approximately 35% of his newly vested Phantom Units in cash in the amount of $348,637 (before taxes), which cash settlement was reported as a disposition of those Phantom Units. The remaining 43,188 Phantom Units vested following such cash settlement.

(3)
Mr. Smith settled approximately 50% of his newly vested Phantom Units in cash in the amount of $171,980 (before taxes), which cash settlement was reported as a disposition of those Phantom Units. The remaining 11,471 Phantom Units vested following such cash settlement.

(4)
Mr. Kimble settled approximately 50% of his newly vested Phantom Units in cash in the amount of $277,105 (before taxes), which cash settlement was reported as a disposition of those Phantom Units. The remaining 18,485 Phantom Units vested following such cash settlement.

(5)
The value realized on vesting of Phantom Units was calculated by multiplying $14.99, the closing price of the Partnership’s common units on the date of vesting (February 15, 2019) by the number of Phantom Units vesting.

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
Retention Phantom Unit Agreements
On November 1, 2018, each of Messrs. Long, Liuzzi and Manias entered into a Retention Agreement providing for a grant of Retention Units that will vest incrementally, with 60% of the Retention Units vesting on December 5, 2021 and the remaining 40% of the Retention Units vesting on December 5, 2023. Also, on December 5, 2019, each of Messrs. Long and Liuzzi entered into a Retention Agreement providing for a grant of Retention Units that will vest incrementally, with 60% of the Retention Units vesting on December 5, 2022 and 40% of the Retention Units vesting on December 5, 2024. The Retention Agreements provide for the vesting of 100% of the then-unvested Retention Units upon (i) the NEO’s termination of employment without Cause or for Good Reason (ii) a Change in Control or (iii) the death or Disability (as defined under the LTIP) of the NEO. In the event of the NEO’s termination of employment without Cause or for Good Reason, provided that the NEO executes and does not revoke a general release and waiver of claims, the NEO will also be entitled to a severance payment intended to capture the value of future distributions associated with Retention Units forfeited for tax withholding purposes upon vesting. Upon Mr. Long’s termination of employment due to retirement, provided that Mr. Long is at least 65 years of age at the time of such retirement, 40% of his then-outstanding, unvested Retention Units will receive accelerated vesting and 60% of his then-outstanding, unvested Retention Units will automatically be forfeited at the time of his retirement pursuant to the terms of Mr. Long’s Retention Agreement.
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
“Good Reason” is defined in Employment Agreements to mean (i) a material breach by the Company of the Employment Agreement or any other material agreement with the NEO, (ii) a material reduction in the NEO’s base salary, other than a reduction that is generally applicable to all similarly situated employees of the Company, (iii) a material reduction in the NEO’s duties, authority, responsibilities, job title or reporting relationships, (iv) a material reduction by the Company in the facilities or perquisites available to the NEO, other than a reduction that is generally applicable to all similarly situated employees, or (v) the relocation of the geographic location of the NEO’s current principal place of employment by more than 50 miles from the location of the NEO’s principal place of employment as of the Effective Date of the Employment Agreement.
Change in Control Benefits – LTIP
On November 1, 2018, the Board adopted the Phantom Unit Agreement, which (i) provides for incremental vesting of Phantom Units over five years (60% on the third December 5 following the grant and 40% on the fifth December 5 following the grant) and (ii) provides for vesting of 100% of the outstanding, unvested Phantom Units in the event of (a) a Change in Control (as defined under the LTIP and set forth below) or (b) the death or Disability of the NEO. Also, under the Phantom Unit Agreement, if the NEO is at least 65 at the time of his voluntary retirement, 60% of his then-unvested Phantom Units will be forfeited, and the remainder will vest, at the time of retirement. If the NEO is over age 68 at the time of his retirement, 50% of his then-unvested Phantom Units will be forfeited, and the remainder will vest, at the time of retirement.
Prior to November 1, 2018, we had historically included double-trigger change in control provisions for our outstanding LTIP awards, such that in order for accelerated vesting of phantom units to occur in connection with a change in control, such change in control must be followed by a termination of employment by the Company without Cause or by the NEO with Good Reason (each as defined in the applicable phantom unit award agreement). Under the LTIP award agreements entered into prior to the Transactions, in the event of cessation of the NEO’s service for any reason that is not in connection with a change in control transaction, all Phantom Units that have not vested prior to or in connection with such cessation of service shall automatically be forfeited. However, because the agreements contained the double-trigger vesting provisions described below, and the Transactions were deemed to satisfy the first trigger of a change in control transaction, a termination by the Company without Cause or by the NEO for Good Reason following the Transactions would result in the acceleration of the Phantom Units granted prior to the Transactions.

A “Change in Control” is defined under the LTIP as follows:
(a)with respect to Awards granted before April 3, 2018, the occurrence of any of the following events: (i) any “person” or “group” within the meaning of Sections 13(d) and 14(d)(2) of the Exchange Act, other than the Company, Riverstone Holdings LLC or an Affiliate of the Company (as determined immediately prior to such event) or Riverstone Holdings LLC, shall become the beneficial owner, by way of merger, consolidation, recapitalization, reorganization or otherwise, of 50% or more of the combined voting power of the equity interests in the Company or the Partnership; (ii) the limited partners of the Partnership approve, in one or a series of transactions, a plan of complete liquidation of the Partnership; (iii) the sale or other disposition by either the Company or the Partnership of all or substantially all of its assets in one or more transactions to any Person other than the Company, the Partnership, Riverstone Holdings LLC or an Affiliate of the Company, the Partnership or Riverstone Holdings LLC;  or (iv) a transaction resulting in a Person other than the Company, Riverstone Holdings LLC or an Affiliate of the Company (as determined immediately prior to such event) or Riverstone Holdings LLC being the sole general partner of the Partnership; and
(b)with respect to Awards granted on or after April 3, 2018, means the occurrence of any of the following events: (i) any “person” or “group” within the meaning of Sections 13(d) and 14(d)(2) of the Exchange Act, other than the Company, Energy Transfer LP, a Delaware limited partnership (“ET”), Energy Transfer Operating, L.P., a Delaware limited partnership (“ETO”), an Affiliate of the Company (as determined immediately prior to such event), or an Affiliate of, or successor to, ET or ETO, shall become the beneficial owner, by way of merger, consolidation, recapitalization, reorganization or otherwise, of 50% or more of the combined voting power of the equity interests in the Company or the Partnership; (ii) the limited partners of the Partnership approve, in one or a series of transactions, a plan of complete liquidation of the Partnership; (iii) the sale or other disposition by either the Company or the Partnership of all or substantially all of its assets in one or more transactions to any Person other than the Company, the Partnership, ET, ETO, an Affiliate of the Company (as determined immediately prior to such event), the Partnership, or an Affiliate of, or successor to, ET or ETO;  or (iv) a transaction resulting in a Person other than the Company, ET, ETO,  an Affiliate of the Company (as determined immediately prior to such event), or an Affiliate of, or successor to, ET or ETO being the sole general partner of the Partnership.
However, if an LTIP award is subject to section 409A of the Internal Revenue Code, a “Change in Control” will be defined in accordance with section 409A of the Internal Revenue Code and the regulations promulgated thereunder.
Potential Payments upon Termination or Change in Control
Except as otherwise noted, the values in the table below assume that a Change in Control occurred on December 31, 2019 and/or that the NEO’s employment terminated on that date, as applicable. The amounts actually payable to any NEO can only be calculated with certainty upon actual termination or a Change in Control. The value of the acceleration of the LTIP awards was calculated using the value of $18.14, which was the closing price of the Partnership’s common units on December 31, 2019.

Executive Benefits and Payments	Change in Control followed by termination without “Cause” or for “Good Reason” ($) (2)	Termination of Employment without “Cause” or for “Good Reason” ($) (2)	Termination of Employment because of Death or Disability ($) (3)	Termination by the Executive Other Than for “Good Reason” ($) (4)	Continued Employment Following Change of Control ($) (5)
Eric D. Long
Salary (1)	17,663	17,663	17,663	17,663	—
Bonus (1)	—	—	—	—	—
Accelerated Vesting of Phantom Units (7)	6,238,890	—	6,238,890	—	6,238,890
Accelerated Vesting of Retention Units (8)	2,390,199	2,390,199	2,390,199	—	2,390,199
Severance Payment under Retention Agreements (9)	470,054	470,054	—	—	—
Totals	9,116,806	2,877,916	8,646,752	17,663	8,629,089

Matthew C. Liuzzi
Salary (1)	10,609	10,609	10,609	10,609	—
Bonus (1)	—	—	—	—	—
Accelerated Vesting of Phantom Units (7)	3,034,695	615,436	2,419,259	—	2,419,259
Accelerated Vesting of Retention Units (8)	1,104,926	1,104,926	1,104,926	—	1,104,926
Severance Payment under Retention Agreements (9)	222,751	222,751	—	—	—
Totals	4,372,981	1,953,722	3,534,794	10,609	3,524,185

William G. Manias
Salary (1)	11,975	11,975	11,975	11,975	—
Bonus (1)	—	—	—	—	—
Accelerated Vesting of Phantom Units (7)	3,160,762	781,520	2,379,242	—	2,379,242
Accelerated Vesting of Retention Units (8)	816,300	816,300	816,300	—	816,300
Severance Payment under Retention Agreements (9)	148,747	148,747	—	—	—
Totals	4,137,784	1,758,542	3,207,517	11,975	3,195,542

David A. Smith
Salary (1)	554,763	554,763	554,763	13,763	—
Bonus (1)	338,398	338,398	338,398	—	—
Accelerated Vesting of Phantom Units (7)	1,478,724	286,219	1,192,505	—	1,192,505
Health and Welfare Plan Benefits (6)	24,102	24,102	—	—	—
Totals	2,395,987	1,203,482	2,085,666	13,763	1,192,505

Sean T. Kimble
Salary (1)	330,950	330,950	330,950	8,429	—
Bonus (1)	268,288	268,288	268,288	—	—
Accelerated Vesting of Phantom Units (7)	1,730,387	427,844	1,302,543	—	1,302,543
Health and Welfare Plan Benefits (6)	24,102	24,102	—	—	—
Totals	2,353,727	1,051,184	1,901,781	8,429	1,302,543
________________________________

(1)
The listed salary for each of Messrs. Smith and Kimble represents his annualized rate of pay as of December 31, 2019, plus, with respect to the first three columns of the table, his accrued but unused paid time off as of December 31, 2019. The listed bonus amount for each of Messrs. Smith and Kimble is his bonus awarded with respect to the year ended December 31, 2019. Because the assumed termination date for each NEO is December 31, 2019, no pro rata bonus amounts based on a partial year of continued employment prior to termination are included. The amount shown for each of Messrs. Long, Liuzzi and Manias represents the amount of earned but unpaid base salary he would be entitled to receive.

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

(5)
The NEOs are not entitled to a certain level of compensation in the event of continued employment following a Change in Control, but for purposes of this table it is assumed that the NEO would continue to receive a level of base salary, bonus, benefits and other compensation in the event of continued employment following a Change in Control that is the same as, or similar to, the amounts shown in the Summary Compensation Table. Accordingly, no additional amounts are shown for salary, bonus or health and welfare plan benefits because those amounts would remain as in effect at the time of the Change in Control, and only the acceleration values of outstanding equity at the time of a Change of Control have been reflected.

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

(7)
In the event of the NEO’s cessation of service for any reason (other than death or Disability), 100% of the NEO’s Phantom Units that have not vested prior to or in connection with such cessation of service shall be automatically forfeited. Notwithstanding the foregoing, with respect to the Phantom Units granted on December 5, 2018 and on December 5, 2019, if the NEO retires after attaining the age of 65, 60% of his then-unvested Phantom Units will be forfeited, and the remainder will vest, at the time of retirement. For the Phantom Units granted on December 5, 2018 and on December 5, 2019, if the NEO is over age 68 at the time of retirement, 50% of his then-unvested Phantom Units will be forfeited, and the remainder will vest, at the time of retirement. For the Phantom Units granted on December 5, 2018 and on December 5, 2019, in the event of the death or Disability of the NEO, 100% of the then-unvested Phantom Units shall vest in full immediately prior to such cessation of service due to death or Disability. In the event of a Change in Control (as defined under the LTIP), 100% of the NEO’s outstanding, unvested Phantom Units granted on December 5, 2018 and on December 5, 2019 would vest. As noted above, the Phantom Units granted prior to the Transactions contained a double-trigger change in control provision, and the Transactions satisfied the first trigger, therefore they could become vested upon a termination by the Company without Cause or by the NEO without Good Reason that occurred on December 31, 2019.

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

CEO Pay Ratio
Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, require us to provide certain information about the relationship of the annual total compensation of our employees and the annual total compensation of our Chief Executive Officer, Eric Long (our “CEO”). The employees providing services to us are directly employed by USAC Management, therefore we do not have employees for purposes of the pay ratio rules. Rather than providing a pay ratio disclosure that contemplates no employees, we have determined that the disclosure that would be most aligned with the spirit of the pay ratio rules and that would provide our unitholders with more meaningful information would be to provide a ratio using the median employee from the USAC Management employee population. All references to “our” employees within this section shall refer to the applicable USAC Management employees.

For 2019, our last completed fiscal year:
•The median of the annual total compensation of all employees (other than the CEO) was $118,073.

•	The annual total compensation of our CEO, as reported in the Summary Compensation Table included elsewhere within this Form 10-K, was $5,459,946.

•	Based on this information, for 2019 the ratio of the annual total compensation of Mr. Long to the median of the annual total compensation of all employees was reasonably estimated to be 46.2 to 1.
To identity the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of our median employee and our CEO, we took the following steps:

•
We determined that, as of December 31, 2019, our employee population consisted of approximately 879 individuals with all of these individuals located in the United States (as reported in Part I, Item 1 “Business”, above). This population consisted of our full-time, as we do not have any part-time, temporary employees, or seasonal workers.

•	We selected December 31, 2019 as our identification date for determining our median employee because it enabled us to make such identification in a reasonably efficient and economic manner.

•
We used a consistently applied compensation measure to identify our median employee of comparing the amount of salary or wages, bonuses, compensation received from equity award vesting, and any other compensation items reported to the Internal Revenue Service on Form W-2 for 2019.

•
We identified our median employee by consistently applying this compensation measure to all of our employees included in our analysis. Since all of our employees, including our CEO, are located in the United States, we did not make any cost of living adjustments in identifying the median employee.

•
After we identified our median employee, we combined all of the elements of such employee’s compensation for the 2019 year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $118,073. The difference between such employee’s total W-2 earnings and the employee’s annual total compensation represents the estimated value of the employee’s net health care benefits (estimated at $4,115 per employee), the employer’s 401(k) matching contribution (estimated at $5,194 per employee) and the employee’s 401(k) contribution (estimated at $18,698 per employee).

•	With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of our 2019 Summary Compensation Table included in this Form 10-K.
Director Compensation
For the year ended December 31, 2019, our CEO was the only NEO who also served as a director, and he did not receive additional compensation for his service on the Board. Mr. Eric Long’s compensation as an NEO is reflected in the Summary Compensation Table above. Officers, employees or paid consultants or advisors of us or the General Partner or its affiliates who also serve as directors do not receive additional compensation for their service as directors. Other than Mr. Hartman, our directors who are not officers, employees or paid consultants or advisors of us or the General Partner or its affiliates receive cash and equity based compensation for their services as directors. Our director compensation program is subject to revision by the Board from time to time.
The following table shows the total fees earned and other compensation paid in cash to each independent director during 2019.

Name	Fees Paid in Cash ($)	Unit Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
Matthew S. Hartman (3)	—	—	—	—
Glenn E. Joyce	130,000	112,489	34,167	276,656
William S. Waldheim	133,125	112,489	34,167	279,781
________________________________

(1)
Represents the grant date fair value of our Phantom Units, calculated in accordance with ASC 718. For a detailed discussion of the assumptions utilized in coming to these values, please see Note 15 in Part II, Item 8 “Financial Statements and Supplementary Data”. As of December

31, 2019, the independent members of the Board who receive equity awards held the following number of outstanding equity awards under the LTIP: Mr. Joyce: 16,270 Phantom Units; and Mr. Waldheim: 16,270 Phantom Units. The Phantom Units granted in 2019 to Messrs. Joyce and Waldheim vest incrementally, with 60% of the Phantom Units vesting on December 5, 2021 and the remaining 40% of the Phantom Units vesting on December 5, 2023. In the event of the director’s cessation of service due to death, Disability or a Change in Control, 100% of his outstanding, unvested Phantom Units will vest immediately prior to such event.

(2)
Amounts in this column reflect the value of DERs, received by the directors with respect to their outstanding phantom unit awards. For Messrs. Joyce and Waldheim, the amount shown includes DERs paid with respect to the Partnership’s quarterly distribution on its common units with respect to each quarter in the 2019 year.

(3)
Mr. Hartman was appointed to the Board pursuant to that certain Board Representation Agreement entered to among us, the General Partner, ETE and EIG on the Transactions Date in connection with our private placement to EIG of Preferred Units and Warrants. Mr. Hartman does not receive compensation for his service on the Board.

On July 30, 2018 the Board adopted the Amended and Restated Outside Director Compensation Policy (the “Director Compensation Policy”), which provides for: (i) an annual cash retainer of $100,000; (ii) a cash retainer for acting as Chairman of a standing committee; (iii) an annual cash retainer for acting as the Chairman of the Audit Committee and for acting as Chairman of the Compensation Committee; (iv) an annual cash retainer for membership on a standing committee; (v) an annual equity grant with a value of $100,000; and (vi) a one-time director onboarding equity of 2,500 Phantom Units. The Phantom Units granted pursuant to the Director Compensation Policy vest incrementally over five years and all outstanding, unvested Phantom Units vest in full in the event of the director’s death, Disability or upon a Change in Control. The Director Compensation Policy does not provide for per meeting attendance fees.
The following chart summarizes the Director Compensation Policy.

Compensation Element	Director Compensation Detail
Annual Cash Retainer	$100,000

Committee Chair Cash Retainer	Audit Committee: $25,000 Compensation Committee: $15,000

Committee Membership Retainer (if not Committee Chair)	Audit Committee: $15,000 Compensation Committee: $7,500

Initial Phantom Unit Award	2,500 Phantom Units

Annual Phantom Unit Award	$100,000 value

DERs on Unvested Phantom Units	Yes (paid on a current basis)

Phantom Unit Vesting Schedule	60% vest on third December 5 following grant 40% vest on fifth December 5 following grant

Change-in-Control	Unvested phantom units vest in full

Cessation of Service due to Death or Disability	Unvested phantom units vest in full

Attendance Fee Per Meeting	None

Reimbursement of Out-of-Pocket Expenses	Yes

Indemnification	Yes, to fullest extent permitted under Delaware law

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
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

Security Ownership of Certain Beneficial Owners and Management
The following table sets forth the beneficial ownership of the Partnership’s common units and Series A Preferred Units as of February 13, 2020 held by:

•	each person who beneficially owns 5% or more of the Partnership’s outstanding common units;

•	all of the directors of the General Partner;

•	each NEO of the General Partner; and

•	all directors and NEOs of the General Partner as a group.
As of February 13, 2020, there were 96,650,859 common units outstanding. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all common units shown as beneficially owned by them and their address is 111 Congress Avenue, Suite 2400, Austin, Texas 78701.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units
Energy Transfer Operating, L.P. (1) (2)	46,056,228	47.65%
Invesco Ltd. (3)	18,649,774	19.30%
EIG Veteran Equity Aggregator, L.P. (4)	12,619,921	11.55%
Eric D. Long (5)	489,940	*
Matthew C. Liuzzi (6)	191,024	*
William G. Manias (7)	231,187	*
David A. Smith (8)	116,955	*
Sean T. Kimble (9)	90,969	*
Christopher R. Curia	—	*
Matthew S. Hartman	—	*
Glenn E. Joyce	—	*
Thomas E. Long	—	*
Thomas P. Mason	—	*
Matthew S. Ramsey	—	*
William S. Waldheim	—	*
Bradford D. Whitehurst	—	*
All directors and officers as a group (14 persons) (10)	1,139,595	1.18%
________________________________

*	Less than 1%.

(1)
Energy Transfer Operating, L.P. has sole voting and dispositive power over 46,056,228 common units based on a Schedule 13D/A filed on August 5, 2019 with the SEC.  The principal business address of Energy Transfer Operating, L.P. is 8111 Westchester Drive, Suite 600, Dallas, Texas 75225.

(2)	Includes 8,000,000 common units held by USA Compression GP, LLC.

(3)
Invesco Ltd. has the shared power to dispose or to direct the disposition of 18,649,774 common units based on Schedule 13G/A filed on February 7, 2020 with the SEC. Pursuant to the provisions of the Partnership Agreement providing that the holder of 20% or more of any class of the Partnership’s securities may not, subject to certain exceptions, vote any of those securities, Invesco Ltd. does not have the shared power to vote or direct the vote with respect to any of the common units it owns. The principal business address of Invesco Ltd. is 1555 Peachtree Street NE, Suite 1800, Atlanta GA 30309.

(4)
EIG Veteran Equity Aggregator, L.P. holds Warrants to acquire (i) 4,206,640 common units of the Partnership at an exercise price of $17.03 per common unit and (ii) 8,413,281 common units of the Partnership at an exercise price of $19.59 per common unit. The Warrants became exercisable on April 2, 2019 and will expire on April 2, 2028. Upon exercise of the Warrants in full and assuming the Partnership does not elect to settle the Warrants in common units on a net basis, EIG would have sole voting and dispositive power over 12,619,921 common units of the Partnership based on the Schedule 13D filed on February 4, 2019 with the SEC. The principal business address of EIG Veteran Equity Aggregator, L.P. is 333 Clay Street, Suite 3500, Houston, Texas 77002.

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

(6)
Includes 22,409 common units that Mr. Liuzzi has the right to acquire within 60 days upon the vesting and/or settlement of his Phantom Units and Retention Units, subject to Compensation Committee discretion.

(7)
Includes 28,456 common units that Mr. Manias has the right to acquire within 60 days upon the vesting and/or settlement of his Phantom Units and Retention Units, subject to Compensation Committee discretion.

(8)	Includes 10,422 common units that Mr. Smith has the right to acquire within 60 days upon the vesting and/or settlement of his Phantom Units, subject to Compensation Committee discretion.

(9)	Includes 15,578 common units that Mr. Kimble has the right to acquire within 60 days upon the vesting and/or settlement of his Phantom Units, subject to Compensation Committee discretion.

(10)
Includes 81,547 common units that certain of our directors and executive officers have the right to receive within 60 days upon the vesting and/or settlement of phantom units held by such directors and executive officers.

Securities Authorized for Issuance Under Equity Compensation Plans
In connection with our IPO on January 18, 2013, the Board adopted the LTIP. On November 1, 2018, the Board approved and adopted the First Amendment to the LTIP (the “First Amendment”) with immediate effectiveness. The First Amendment (i) increased the number of common units available to be awarded under the LTIP by 8,590,000 common units (which brought the total number of common units available to be awarded under the LTIP to 10,000,000 common units); (ii) provided that common units withheld to satisfy the exercise price or tax withholding obligations with respect to an award will not be considered to be common units that have been delivered under the LTIP; (iii) for awards granted on or after April 3, 2018, modifies the definition of “Change in Control” under the LTIP to refer to Energy Transfer Operating, L.P., Energy Transfer LP and their Affiliates (as defined under the LTIP) and successors; (iv) updated the tax withholding provision of the LTIP and (v) extended the term of the LTIP until November 1, 2028.
The following table provides certain information with respect to the LTIP as of December 31, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	N/A	—
Equity compensation plans not approved by security holders	1,801,984	N/A	6,805,000	(1)
________________________________

(1)
As of December 31, 2019, the number of common units that may be delivered pursuant to awards under the LTIP was 8,606,984 common units before giving effect to any outstanding awards. Phantom units withheld to satisfy the exercise price or tax withholdings of an award and phantom units that are forfeited, cancelled, paid or otherwise terminate or expire without the actual delivery of common units will be available for delivery pursuant to other awards. Currently, only phantom unit awards are outstanding under the LTIP.  Pursuant to the terms of the LTIP, each phantom unit is the economic equivalent of one common unit and, other than director phantom unit awards, may be settled in cash or common units at the discretion of the Board or a committee thereof. Any phantom unit settled in cash will not result in the actual delivery of a common unit.

For more information about the LTIP, please see Note 15 in Part II, Item 8 “Financial Statements and Supplementary Data”.

ITEM 13.	Certain Relationships and Related Party Transactions, and Director Independence
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
Transactions with Energy Transfer
We provide compression services to entities affiliated with Energy Transfer, which became a related party of ours on the Transactions Date as a result of the Transactions and its resultant ownership and control of the General Partner and ownership of approximately 48% of our limited partner interests as of December 31, 2019 (including the 8,000,000 common units owned by the General Partner and after giving effect to the conversion of the 6,397,965 Class B Units to common units that occurred in 2019). We recognized $20.0 million in revenue from compression services from entities affiliated with Energy Transfer for the year ended December 31, 2019. We may provide compression services to entities affiliated with Energy Transfer in the future, and any significant transactions will be disclosed.
The following table summarizes payments and accounts receivable and payable between us and Energy Transfer during 2019.

Transaction	Explanation	Amount/Value
2019 quarterly distributions on limited partner interests	Represents the aggregate amount of distributions made to Energy Transfer in respect of the Partnership’s common units during 2019.	$86.6	million
Revenue for compression services	Represents the aggregate amount of revenue recognized for providing compression services to entities affiliated with Energy Transfer for the full year 2019.	$20.0	million
Sales Tax Contingency	Receivable from ETO as of December 31, 2019 related to indemnification for sales tax contingencies incurred by the USA Compression Predecessor.	$44.9	million
Accounts receivable	Receivables for compression services provided to entities affiliated with Energy Transfer as of December 31, 2019.	$0.5	million
Accounts payable	Payables to entities affiliated with Energy Transfer as of December 31, 2019.	$1	thousand

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
The General Partner may, but is not required to, seek the approval of such resolution from the conflicts committee of the Board. In connection with a situation involving a conflict of interest, any determination by the General Partner must be made in good faith, provided that, if the General Partner does not seek approval from the conflicts committee and the Board determines that the resolution or course of action taken with respect to the conflict of interest satisfies either of the standards set forth in subclauses (c) or (d) above, then it will conclusively be deemed that, in making its decision, the Board acted in good faith. Unless the resolution of a conflict is specifically provided for in the Partnership Agreement, the General Partner or the conflicts committee may consider any factors that it determines in good faith to be appropriate when resolving a conflict. When the Partnership Agreement provides that someone act in good faith, it requires that person to reasonably believe he is acting in the best interests of the Partnership. Please read Part I, Item 1A “Risk Factors – Risks Inherent in an Investment in Us”.
Procedures for Review, Approval and Ratification of Related Person Transactions
If a conflict or potential conflict of interest arises between the General Partner and its affiliates, including Energy Transfer, on the one hand and the Partnership and its limited partners, on the other hand, the resolution of any such conflict or potential conflict is addressed as described under “Conflicts of Interest.”
Pursuant to the Partnership’s Code of Business Conduct and Ethics and Corporate Governance Guidelines, directors, officers and employees are required to disclose any situations that reasonably would be expected to give rise to a conflict of interest and report it to their supervisor, the Partnership’s general counsel or the Board, as appropriate.
Director Independence
Please see Part III, Item 10 “Directors, Executive Officers and Corporate Governance – Board of Directors” for a discussion of director independence matters.

ITEM 14.	Principal Accountant Fees and Services
The following table sets forth fees paid for professional services rendered by Grant Thornton LLP (“Grant Thornton”), our independent registered public accounting firm since April 5, 2018, during the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018 (1)
	(in millions)
Audit Fees (2)	$1.1	$1.5
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$1.1	$1.5
________________________________

(1)
In connection with the Transactions, we appointed Grant Thornton as our independent registered public accounting firm on April 5, 2018, replacing KPMG LLP. No fees were paid to KPMG LLP for professional services rendered related to fiscal year 2018.

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

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as a part of this report.

1.	Financial Statements. See “Index to Consolidated Financial Statements” set forth on Page F-1.

2.	Financial Statement Schedule
All other schedules have been omitted because they are not required under the relevant instructions.

1.	Exhibits
The following documents are filed as exhibits to this report:

Exhibit Number	Description
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

4.5	Form of 6.875% Senior Note due 2027 (incorporated by reference to Exhibit 4.2 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on March 7, 2019)

4.6
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

4.8
Registration Rights Agreement, dated as of March 7, 2019, by and among USA Compression Partners, LP, USA Compression Finance Corp., the subsidiary guarantors named therein and J.P. Morgan Securities LLC, as representative of the initial purchasers named therein (incorporated by reference to Exhibit 4.3 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on March 7, 2019)

4.9
Board Representation Agreement, dated as of April 2, 2018, by and among USA Compression Partners, LP, USA Compression GP, LLC, Energy Transfer Equity, L.P. and the Purchasers party thereto (incorporated by reference to Exhibit 4.3 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on April 6, 2018)

4.10*	Description of the USA Compression Partners, LP Common Units

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

10.2†	Long-Term Incentive Plan of USA Compression Partners, LP (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on January 18, 2013)

10.3†
First Amendment to the USA Compression Partners, LP 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q (File No. 001-35779) filed on November 6, 2018)

10.4†
Employment Agreement, dated December 23, 2010, between USA Compression Partners, LLC and David A. Smith (incorporated by reference to Exhibit 10.8 to Amendment No. 4 of the Partnership’s registration statement on Form S-1 (Registration No. 333-174803) filed on February 13, 2012)

10.5†
Employment Agreement, dated July 1, 2016, between USA Compression Management Services, LLC and Sean T. Kimble (incorporated by reference to Exhibit 10.13 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-35779) filed on February 2, 2019)

10.6
Services Agreement, dated effective January 1, 2013, by and among USA Compression Partners, LP, USA Compression GP, LLC and USA Compression Management Services, LLC (incorporated by reference to Exhibit 10.11 to Amendment No. 10 of the Partnership’s registration statement on Form S-1 (Registration No. 333-174803) filed on January 7, 2013)

10.7
Amendment No. 1 to Services Agreement, dated effective November 3, 2017, by and among USA Compression Partners, LP, USA Compression GP, LLC and USA Compression Management Services, LLC (incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q (File No. 001-35779) filed on November 7, 2017)

10.8†
USA Compression Partners, LP 2013 Long-Term Incentive Plan—Form of Director Phantom Unit Agreement (incorporated by reference to Exhibit 10.8 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-35779) filed on March 28, 2013)

10.9†
USA Compression Partners, LP 2013 Long-Term Incentive Plan—Form of Employee Phantom Unit Agreement (incorporated by reference to Exhibit 10.10 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-35779) filed on February 20, 2014)

10.10†
USA Compression Partners, LP 2013 Long-Term Incentive Plan—Form of Director Phantom Unit Agreement (in lieu of Annual Cash Retainer) (incorporated by reference to Exhibit 10.10 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-35779) filed on March 28, 2013)

10.11†
USA Compression Partners, LP 2013 Long-Term Incentive Plan—Form of Director Phantom Unit Agreement (incorporated by reference to Exhibit 10.5 to the Partnership’s Quarterly Report on form 10-Q (File No. 001-35779) filed on November 6, 2018)

10.12†
USA Compression Partners, LP Annual Cash Incentive Program (incorporated by reference to Exhibit 10.12 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-35779) filed on February 20, 2014)

10.13†
USA Compression Partners, LP Amended and Restated Annual Cash Incentive Plan (incorporated by reference to Exhibit 10.21 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-35779) filed on February 2, 2019)

10.14†
USA Compression Partners, LP 2013 Long-Term Incentive Plan—Form of Employee Phantom Unit Agreement (with updated performance metrics) (incorporated by reference to Exhibit 10.13 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-35779) filed on February 11, 2016)

10.15†
USA Compression Partners, LP 2013 Long-Term Incentive Plan – Form of Employee Phantom Unit Agreement (incorporated by reference to Exhibit 10.6 to the Partnership’s Quarterly Report on Form 10-Q (File No. 001-35779) filed on November 6, 2018)

10.16†
USA Compression Partners, LP 2018 Long-Term Incentive Plan – Form of Retention Phantom Unit Agreement (incorporated by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q (File No. 001-35779) filed on November 6, 2018)

10.17	Form of Termination Agreement and Mutual Release (incorporated by reference to Exhibit 10.3 to the Partnership’s Quarterly Report on Form 10-Q (File No. 001-35779) filed on November 6, 2018)

10.18†
USA Compression GP, LLC Amended and Restated Outside Director Compensation Policy (incorporated by reference to Exhibit 10.4 to the Partnership’s Quarterly Report on Form 10-Q (File No. 001-35779) filed on November 6, 2018)

10.19
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

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018; (ii) our Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017; (iii) our Consolidated Statement of Partners’ Capital and Predecessor Parent Company Net Investment for the years ended December 31, 2019, 2018 and 2017; (iv) our Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; and (v) the notes to our Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed Herewith.

#	Furnished herewith; not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USA COMPRESSION PARTNERS, LP

		By:	USA Compression GP, LLC,
its General Partner

Date:	February 18, 2020	By:	/s/ Eric D. Long
Eric D. Long
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 18, 2020.

Name	Title

/s/ Eric D. Long	President and Chief Executive Officer and Director
Eric D. Long	(Principal Executive Officer)

/s/ Matthew C. Liuzzi	Vice President, Chief Financial Officer and Treasurer
Matthew C. Liuzzi	(Principal Financial Officer)

/s/ G. Tracy Owens	Vice President, Finance and Chief Accounting Officer
G. Tracy Owens	(Principal Accounting Officer)

/s/ Christopher R. Curia	Director
Christopher R. Curia

/s/ Matthew S. Hartman	Director
Matthew S. Hartman

/s/ Glenn E. Joyce	Director
Glenn E. Joyce

/s/ Thomas E. Long	Director
Thomas E. Long

/s/ Thomas P. Mason	Director
Thomas P. Mason

/s/ Matthew S. Ramsey	Director
Matthew S. Ramsey

/s/ William S. Waldheim	Director
William S. Waldheim

/s/ Bradford D. Whitehurst	Director
Bradford D. Whitehurst

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2019 and 2018	F-4

Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017	F-5

Consolidated Statements of Changes in Partners’ Capital and Predecessor Parent Company Net Investment for the years ended December 31, 2019, 2018 and 2017	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017	F-7

Notes to Consolidated Financial Statements	F-8

Supplemental Selected Quarterly Financial Data	F-36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of USA Compression GP, LLC and
Unitholders of USA Compression Partners, LP

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of USA Compression Partners, LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes’ in partners’ capital and predecessor parent company net investment, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 18, 2020 expressed an unqualified opinion thereon.
Change in accounting principle
As discussed in Note 2 to the consolidated financial statements, the Partnership has changed its method of accounting for leases due to the adoption of the new leasing standard. The Partnership adopted the new leasing standard by recognizing a cumulative catch-up adjustment to the opening balance sheet as of January 1, 2019.
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
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which it relates.
Goodwill Impairment Assessment
In evaluating whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the Partnership performed a qualitative assessment of relevant events and circumstances. If, after assessing the totality of events and circumstances, it was deemed more likely than not that the fair value of the reporting unit is less than its carrying amount, the Partnership estimated the fair value of the reporting unit by performing a quantitative goodwill impairment assessment. As of October 1, 2019, the Partnership’s most recent assessment date, the Partnership concluded that it is not more likely than not that the fair value of its reporting unit was less than its carrying amount. We have identified management’s assessment of qualitative factors for the annual goodwill impairment assessment as a critical audit matter.
The principal consideration for our determination that the assessment of qualitative factors for the annual goodwill impairment assessment is a critical audit matter is that there are significant judgements management made in assessing and weighting the relevant qualitative factors in determining whether it was more likely than not that the fair value of its reporting unit was less than its carrying amount. Those factors include (i) macroeconomic conditions, (ii) industry and market considerations, (iii) cost factors,

(iv) overall financial performance of the reporting unit, (v) other relevant entity-specific events, and (vi) consideration of whether there was a sustained decrease in the price of Partnership units.
Our audit procedures related to the assessment of qualitative factors for the annual goodwill impairment assessment included the following procedures, among others. We tested the effectiveness of controls relating to management’s review of the assessment of qualitative factors. In addition to testing the effectiveness of controls, we also performed the following:

•	Reviewed the application of the relevant accounting guidance with respect to the qualitative factors considered by the Partnership.

•	Evaluated the qualitative factors assessed by management for reasonableness.

•	Compared the actual current results of the reporting unit to the Partnership’s historical and forecasted performance.
/s/ GRANT THORNTON LLP
We have served as the Partnership’s auditor since 2017.
Houston, Texas
February 18, 2020

USA COMPRESSION PARTNERS, LP
Consolidated Balance Sheets
(in thousands)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$10	$99
Accounts receivable:
Trade, net	80,276	75,572
Other	11,057	3,809
Related party receivables	45,461	47,661
Inventories	91,923	89,007
Prepaid expenses and other assets	2,196	1,592
Total current assets	230,923	217,740
Lease right-of-use assets	18,317	—
Property and equipment, net	2,482,943	2,521,488
Identifiable intangible assets, net	363,171	392,550
Goodwill	619,411	619,411
Other assets	15,642	23,460
Total assets	$3,730,407	$3,774,649
Liabilities, Preferred Units and Partners’ Capital
Current liabilities:
Accounts payable	$21,703	$24,199
Accrued liabilities	119,383	94,028
Deferred revenue	48,289	31,372
Total current liabilities	189,375	149,599
Long-term debt, net	1,852,360	1,759,058
Operating lease liabilities	17,343	—
Other liabilities	13,422	9,827
Total liabilities	2,072,500	1,918,484
Commitments and contingencies
Preferred Units	477,309	477,309
Partners’ capital:
Limited partner interest:
Common units, 96,632 and 89,984 units issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	1,166,619	1,289,731
Class B Units, 6,398 units issued and outstanding as of December 31, 2018	—	75,146
Warrants	13,979	13,979
Total partners’ capital	1,180,598	1,378,856
Total liabilities, Preferred Units and partners’ capital	$3,730,407	$3,774,649
See accompanying notes to consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Consolidated Statements of Operations
(in thousands, except per unit amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Contract operations	$664,162	$546,896	$249,346
Parts and service	14,236	20,402	10,085
Related party	19,967	17,054	17,240
Total revenues	698,365	584,352	276,671
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	227,303	214,724	125,204
Selling, general and administrative	64,397	68,995	24,944
Depreciation and amortization	231,447	213,692	166,558
Loss (gain) on disposition of assets	940	12,964	(367)
Impairment of compression equipment	5,894	8,666	—
Impairment of goodwill	—	—	223,000
Total costs and expenses	529,981	519,041	539,339
Operating income (loss)	168,384	65,311	(262,668)
Other income (expense):
Interest expense, net	(127,146)	(78,377)	—
Other	80	41	(223)
Total other expense	(127,066)	(78,336)	(223)
Net income (loss) before income tax expense (benefit)	41,318	(13,025)	(262,891)
Income tax expense (benefit)	2,186	(2,474)	1,843
Net income (loss)	39,132	(10,551)	(264,734)
Less: distributions on Preferred Units	(48,750)	(36,430)	—
Net loss attributable to common and Class B unitholders’ interests	$(9,618)	$(46,981)	$(264,734)

Net loss attributable to:
Common units	$(1,774)	$(32,053)
Class B Units	$(7,844)	$(14,928)

Weighted average common units outstanding – basic and diluted	92,911	74,481

Weighted average Class B Units outstanding – basic and diluted	3,681	6,398

Basic and diluted net loss per common unit	$(0.02)	$(0.43)

Basic and diluted net loss per Class B Unit	$(2.13)	$(2.33)

Distributions declared per common unit	$2.10	$1.575
See accompanying notes to consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Consolidated Statements of Changes in Partners’ Capital
And Predecessor Parent Company Net Investment
(in thousands)

	Limited Partners
	Common Units	Class B Units	Warrants	Predecessor Parent Company Net Investment	Total
Ending balance, December 31, 2016	$—	$—	$—	$1,929,223	$1,929,223
Predecessor net loss	—	—	—	(264,734)	(264,734)
Predecessor parent company net contributions	—	—	—	381	381
Ending balance, December 31, 2017	—	—	—	1,664,870	1,664,870
Predecessor net loss for the period January 1, 2018 to April 1, 2018	—	—	—	(23,370)	(23,370)
Predecessor parent company net contribution for the period January 1, 2018 to April 1, 2018	—	—	—	26,730	26,730
Allocation of Predecessor parent company net investment	1,668,230	—	—	(1,668,230)	—
Deemed distribution for additional interest in USA Compression Predecessor	(36,111)	—	—	—	(36,111)
Purchase Price Adjustment for USA Compression Partners, LP	(654,340)	—	—	—	(654,340)
Issuance of common units for the Equity Restructuring	135,440	—	—	—	135,440
Issuance of common units for the CDM Acquisition	324,910	—	—	—	324,910
Issuance of Class B Units for the CDM Acquisition	—	86,125	—	—	86,125
Issuance of Warrants	—	—	13,979	—	13,979
Vesting of phantom units	5,242	—	—	—	5,242
Distributions and distribution equivalent rights, $1.575 per unit	(141,694)	—	—	—	(141,694)
Issuance of common units under the DRIP	645	—	—	—	645
Unit-based compensation for equity classified awards	41	—	—	—	41
Net loss attributable to common and Class B unitholders’ interests for the period April 2, 2018 to December 31, 2018	(12,632)	(10,979)	—	—	(23,611)
Partners' capital ending balance, December 31, 2018	1,289,731	75,146	13,979	—	1,378,856
Vesting of phantom units	2,926	—	—	—	2,926
Distributions and distribution equivalent rights, $2.10 per unit	(192,723)	—	—	—	(192,723)
Issuance of common units under the DRIP	997	—	—	—	997
Unit-based compensation for equity classified awards	160	—	—	—	160
Net loss attributable to common and Class B unitholders’ interests	(1,774)	(7,844)	—	—	(9,618)
Conversion of Class B Units to common units	67,302	(67,302)	—	—	—
Partners' capital ending balance, December 31, 2019	$1,166,619	$—	$13,979	$—	$1,180,598
See accompanying notes to consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$39,132	$(10,551)	$(264,734)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	231,447	213,692	166,558
Bad debt expense (recovery)	1,050	633	(1,777)
Amortization of debt issuance costs	7,607	5,080	—
Unit-based compensation expense	10,814	11,740	4,048
Deferred income tax expense (benefit)	1,376	(2,663)	1,801
Loss (gain) on disposition of assets	940	12,964	(367)
Impairment of compression equipment	5,894	8,666	—
Impairment of goodwill	—	—	223,000
Changes in assets and liabilities, net of effects of business combination:
Accounts receivable and related party receivables, net	(5,657)	(50,029)	9,331
Inventories	(25,137)	(6,736)	(698)
Prepaid expenses and other current assets	(604)	9,298	(3,569)
Other assets	2,589	(59)	8
Accounts payable	(5,764)	(5,140)	2,531
Other liabilities	(8)	(4,879)	228
Accrued liabilities and deferred revenue	36,901	44,324	(404)
Net cash provided by operating activities	300,580	226,340	135,956
Cash flows from investing activities:
Capital expenditures, net	(171,149)	(266,566)	(157,292)
Proceeds from disposition of property and equipment	22,478	7,466	14,834
Proceeds from insurance recovery	4,181	409	—
Acquisition of USA Compression Predecessor	—	(1,231,478)	—
Assumed cash acquired in business combination of USA Compression Partners, LP	—	710,506	—
Net cash used in investing activities	(144,490)	(779,663)	(142,458)
Cash flows from financing activities:
Proceeds from revolving credit facility	852,265	697,684	—
Proceeds from issuance of senior notes	750,000	—	—
Payments on revolving credit facility	(1,499,090)	(467,199)	—
Proceeds from issuance of Preferred Units and Warrants, net	—	479,100	—
Cash paid related to net settlement of unit-based awards	(1,714)	(4,447)	—
Cash distributions on common units	(194,176)	(142,324)	—
Cash distributions on Preferred Units	(48,750)	(24,242)	—
Deferred financing costs	(13,679)	(17,683)	—
Contributions from (distributions to) Parent, net	—	28,520	(3,666)
Other	(1,035)	—	—
Net cash provided by (used in) financing activities	(156,179)	549,409	(3,666)
Decrease in cash and cash equivalents	(89)	(3,914)	(10,168)
Cash and cash equivalents, beginning of year	99	4,013	14,181
Cash and cash equivalents, end of year	$10	$99	$4,013

Supplemental cash flow information:
Cash paid for interest, net of capitalized amounts	$105,356	$61,021	$—
Cash paid for income taxes	$493	$183	$—
Supplemental non-cash transactions:
Non-cash distributions to certain common unitholders (DRIP)	$997	$645	$—
Transfers from (to) inventories to (from) property and equipment	$21,822	$(10,602)	$—
Change in capital expenditures included in accounts payable and accrued liabilities	$3,408	$(32,168)	$17,300
Conversion of Class B Units to common units	$67,302	$—	$—
Predecessor’s non-cash contribution (to) from Predecessor’s Parent	$—	$(1,790)	$4,047
Deemed distribution for additional interest in USA Compression Predecessor	$—	$(36,111)	$—
Issuance of common units for the CDM Acquisition	$—	$324,910	$—
Issuance of Class B Units for the CDM Acquisition	$—	$86,125	$—
Issuance of common units for the Equity Restructuring	$—	$135,440	$—
See accompanying notes to consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements

(1)	Organization and Description of Business
Unless the context otherwise requires or where otherwise indicated, the terms “our,” “we,” “us,” “the Partnership” and similar language when used in the present or future tense and for periods on and subsequent to April 2, 2018 (the “Transactions Date”) refer to USA Compression Partners, LP, collectively with its consolidated operating subsidiaries, including the USA Compression Predecessor. Unless the context otherwise requires or where otherwise indicated, the term “USA Compression Predecessor,” as well as the terms “our,” “we,” “us” and “its” when used in a historical context or in reference to periods prior to the Transactions Date, refer to CDM Resource Management LLC (“CDM Resource”) and CDM Environmental & Technical Services LLC (“CDM E&T”) collectively, which has been deemed to be the predecessor of the Partnership for financial reporting purposes.
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
Net loss attributable to partners is allocated to our common units and Class B Units using the two-class income allocation method. All intercompany balances and transactions have been eliminated in consolidation. Our common units trade on the New York Stock Exchange under the ticker symbol “USAC”.
USA Compression Management Services, LLC (“USAC Management”), a wholly owned subsidiary of the General Partner, performs certain management and other administrative services for us, such as accounting, corporate development, finance and legal. All of our employees, including our executive officers, are employees of USAC Management. As of December 31, 2019, USAC Management had 879 full time employees. None of our employees are subject to collective bargaining agreements.
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

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements

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
Equity Restructuring Agreement
On the Transactions Date, and in connection with the closing of the CDM Acquisition, we consummated the transactions contemplated by the Equity Restructuring Agreement dated January 15, 2018 (the “Equity Restructuring Agreement”), pursuant to which, among other things, the Partnership, the General Partner and ET LP agreed to cancel the Partnership’s Incentive Distribution Rights (“IDRs”) and convert the General Partner’s interest into a non-economic general partner interest, in exchange for the Partnership’s issuance of 8,000,000 common units to the General Partner (the “Equity Restructuring”). In addition, at any time after one year following the Transactions Date, ET LP has the right to contribute (or cause any of its subsidiaries to contribute) to us all of the outstanding equity interests in any of its subsidiaries that owns the general partner interest in us in exchange for $10.0 million (the “GP Contribution”); provided that the GP Contribution will occur automatically if at any time following the Transactions Date (i) ET LP or one of its subsidiaries (including ETO) owns, directly or indirectly, the general partner interest in us and (ii) ET LP and its subsidiaries (including ETO) collectively own less than 12,500,000 of our common units.
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
The USA Compression Predecessor’s assets and liabilities retained their historical carrying values.  Additionally, the Partnership’s assets acquired and liabilities assumed by the USA Compression Predecessor in the business combination have been recorded at their fair values measured as of the Transactions Date. The excess of the assumed purchase price of the Partnership over the estimated fair values of the Partnership’s net assets acquired has been recorded as goodwill. The assumed purchase price and fair value of the Partnership has been determined using acceptable fair value methods. Additionally, because the USA Compression Predecessor is reflected at ET LP’s historical cost, the difference between the $1.7 billion in consideration paid by the Partnership and ET LP’s historical carrying values (net book value) at the Transactions Date has been recorded as a decrease to partners’ capital in the amount of $36.1 million.
Our accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). As noted above, the historical consolidated financial statements of the Partnership now reflect the historical consolidated financial statements of the USA Compression Predecessor in accordance with the applicable accounting and financial reporting guidance. Therefore, the historical consolidated financial statements are comprised of the balance sheet and statement of operations of the USA Compression Predecessor as of and for periods prior to the Transactions Date. The historical consolidated financial statements are also comprised of the consolidated balance sheet and statement of operations of the Partnership, which includes the USA Compression Predecessor, as of and for all periods subsequent to the Transactions Date. The presentation of certain line items in historical periods have been conformed to the Partnership’s current year presentation for comparability.

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements

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
Inventories
Inventories consist of serialized and non-serialized parts used primarily in the repair of compression units. All inventories are stated at the lower of cost or net realizable value. Serialized parts inventories are recorded using the specific identification method, while non-serialized parts inventories are recorded using the weighted average cost method. Purchases of these assets are considered operating activities in the Consolidated Statements of Cash Flows.
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

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements

Capitalized interest is calculated by multiplying the Partnership’s monthly effective interest rate on outstanding debt by the amount of qualifying costs, which include upfront payments to acquire certain compression units. Capitalized interest was $0.5 million and $0.3 million for the years ended December 31, 2019 and 2018, respectively. The USA Compression Predecessor had no capitalized interest for the year ended December 31, 2017, as it did not hold any debt during the period.
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
Refer to Note 6 for more detailed information about impairment charges during the years ended December 31, 2019, 2018 and 2017.
Identifiable Intangible Assets
Identifiable intangible assets are recorded at cost and amortized using the straight-line method over their estimated useful lives, which is the period over which the assets are expected to contribute directly or indirectly to our future cash flows. The estimated useful lives range from 15 to 25 years.
We assess identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We did not record any impairment of identifiable intangible assets for the years ended December 31, 2019, 2018 or 2017.
Goodwill
Goodwill represents consideration paid in excess of the fair value of the identifiable net assets acquired in a business combination. Goodwill is not amortized, but is reviewed for impairment annually based on the carrying values as of October 1, or more frequently if impairment indicators arise that suggest the carrying value of goodwill may not be recovered.
The Partnership did not record any goodwill impairment during the years ended December 31, 2019 and 2018. The USA Compression Predecessor recorded $223.0 million of goodwill impairment for the year ended December 31, 2017. Refer to the Goodwill section in Note 6 for more information about the goodwill impairment assessment performed during the years ended December 31, 2019, 2018 and 2017.
Predecessor Parent Company Net Investment
The USA Compression Predecessor participated in a centralized cash management function managed by ETO. Balances payable to or due from ETO generated under this arrangement are reflected in Predecessor parent company net investment.
ETO’s net investment in the operations of the USA Compression Predecessor is presented as Predecessor parent company net investment within the consolidated balance sheets. Predecessor parent company net investment represents the accumulated net earnings of the operations of the USA Compression Predecessor and accumulated net contributions from ETO. Net contributions for the period January 1, 2018 to April 1, 2018 were primarily comprised of intercompany operations and expense, cash clearing and other financing activities, and general and administrative cost allocations to the USA Compression Predecessor.

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements

Income Taxes
We are organized as a partnership for U.S. federal and state income tax purposes.  As a result, our partners are responsible for U.S. federal and state income taxes based upon their distributive share of the Partnership’s income, gain, loss, or deduction.  Texas imposes an entity-level income tax on partnerships that is based on Texas sourced taxable margin.  The Partnership has included in the consolidated financial statements a provision for Texas Margin Tax. Refer to Note 9 for more detailed information about the Texas Margin Tax for the years ended December 31, 2019, 2018 and 2017.
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
As of December 31, 2019, our financial instruments consisted primarily of cash and cash equivalents, trade accounts receivable, trade accounts payable and long-term debt. The book values of cash and cash equivalents, trade accounts receivable, and trade accounts payable are representative of fair value due to their short-term maturities. The carrying amount of our revolving credit facility approximates fair value due to the floating interest rates associated with the debt.
The fair value of our Senior Notes 2026 and Senior Notes 2027 (collectively, the “Senior Notes”), both defined in Note 10, were estimated using quoted prices in inactive markets and are considered Level 2 measurements.
The following table summarizes the aggregate principal amount and fair value of our Senior Notes (in thousands):

	December 31,
	2019	2018
Senior Notes 2026, aggregate principal	$725,000	$725,000
Fair value of Senior Notes 2026	764,875	696,000
Senior Notes 2027, aggregate principal	750,000	—
Fair value of Senior Notes 2027	785,625	—

As part of the impairment analysis of goodwill as of December 31, 2017, the fair value of the USA Compression Predecessor’s goodwill was re-measured using Level 3 inputs. Refer to the Goodwill section in Note 6 for more information about this valuation as of December 31, 2017.
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

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements

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
Cumulative-effect adjustments made to the opening balance sheet at January 1, 2019 were as follows (in thousands):

Balance Sheet Line Item	Balance at December 31, 2018, as previously reported	Adjustments due to ASC Topic 842 (Leases)	Balance at January 1, 2019
Other assets	$—	$3,502	$3,502
Accrued liabilities	—	(2,015)	(2,015)
Other liabilities	—	(1,706)	(1,706)

Additional disclosures related to lease accounting are included in Note 8.

(3)	Acquisitions
The USA Compression Predecessor is deemed to be the accounting acquirer of the Partnership in the business combination because its ultimate parent company obtained control of the Partnership through its control of the General Partner. Consequently, the USA Compression Predecessor’s assets and liabilities retained their historical carrying values.  The Partnership’s assets acquired and liabilities assumed by the USA Compression Predecessor have been recorded at their fair values measured as of the Transactions Date. The excess of the assumed purchase price of the Partnership over the estimated fair values of the Partnership’s net assets acquired has been recorded as goodwill. The assumed purchase price and fair value of the Partnership was determined using a combination of an income and cost valuation methodology, the fair value of the Partnership’s common units as of the Transactions Date and the consideration paid by ET LP for the General Partner and IDRs. The valuation and purchase price allocation is considered final.
The property and equipment of the USA Compression Predecessor is reflected at historical carrying value, which is less than the consideration paid for the business. The excess of the consideration paid over the historical carrying value was $36.1 million and is reflected as a decrease to partners’ capital.

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements

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
The following table summarizes the assumed purchase price and fair value and the allocation to the assets acquired and liabilities assumed (in thousands):

Assumed purchase price allocation to USA Compression Partners, LP:
Current assets	$786,258
Fixed assets	1,331,850
Other long-term assets	15,018
Customer relationships	221,500
Total identifiable assets acquired	2,354,626
Current liabilities	(110,465)
Long-term debt	(1,526,865)
Other long-term liabilities	(1,538)
Total liabilities assumed	(1,638,868)
Net identifiable assets acquired	715,758
Goodwill (1)	365,983
Net assets acquired	$1,081,741

April 2, 2018 Transactions:
Cash assumed in the CDM Acquisition	$(710,506)
Issuance of Preferred Units	(465,121)
Issuance of Class B Units for the CDM Acquisition	(86,125)
Issuance of Warrants	(13,979)
Issuance of common units for the Equity Restructuring	(135,440)
Issuance of common units for the CDM Acquisition	(324,910)
Purchase price adjustment for USA Compression Partners, LP	$(654,340)
________________________________

(1)
Goodwill recognized from the business combination primarily relates to the value attributed to additional growth opportunities, synergies and operating leverage within the Partnership’s areas of operation.  The valuation of goodwill recognized from the business combination is final.

Transition Services Agreement
In connection with the closing of the Transactions, we entered into an agreement with the USA Compression Predecessor and ETO pursuant to which ETO and its affiliates provided certain services to us with respect to the business and operations of the USA Compression Predecessor’s existing assets, including information technology, accounting and emissions testing services, for a period of three months following the closing of the Transactions. Expenses associated with the transition services agreement were $0.7 million for the year ended December 31, 2018.
Unaudited Pro Forma Financial Information
The following unaudited pro forma condensed financial information for the years ended December 31, 2018 and 2017 gives effect to the Transactions as if they had occurred on January 1, 2017. The unaudited pro forma condensed financial information has been included for comparative purposes only and is not necessarily indicative of the results that might have occurred had the Transactions taken place on the dates indicated and is not intended to be a projection of future events.  The pro forma adjustments

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements

for the periods presented consist of (i) adjustments to combine the USA Compression Predecessor’s and the Partnership’s historical results of operations for the periods, (ii) adjustments to interest expense to include interest expense for additional revolving credit facility borrowings and include the interest expense associated with our Senior Notes 2026 (see Note 10), (iii) adjustments to depreciation and amortization expense attributable to adjustments recorded as a result of the purchase price allocation to the Partnership’s assets and liabilities and (iv) adjustments to net loss attributable to common units and Class B Units attributable to distributions on the Partnership’s Series A Preferred Units (the “Preferred Units”).
The following table presents the unaudited pro forma revenues, net loss and basic and diluted net loss per unit information for each period (in thousands, except per unit amounts):

	Year Ended December 31,
	2018	2017
Total revenues	$662,091	$556,893
Net loss	(44,894)	(344,995)
Net loss attributable to common and Class B unitholders’ interests	(93,644)	(393,745)
Basic and diluted net loss per common unit and Class B Unit	(0.98)	(4.14)

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
The allowance for doubtful accounts, which was $2.5 million and $1.7 million as of December 31, 2019 and 2018, respectively, is our best estimate of the amount of probable credit losses included in our existing accounts receivable.
During the year ended December 31, 2019, we recognized bad debt expense of $1.1 million and wrote-off $0.3 million of receivables on accounts previously reserved, resulting in an $0.8 million increase in our allowance for doubtful accounts. During the year ended December 31, 2018, we increased our allowance for doubtful accounts by $0.9 million, due primarily to estimated uncollectible amounts from customers of the USA Compression Predecessor.
The USA Compression Predecessor reduced its allowance for doubtful accounts by $4.1 million during the year ended December 31, 2017 due to write-offs of receivables and collections on accounts previously reserved. Due to the decrease in the allowance for doubtful accounts during 2017, the USA Compression Predecessor recognized a reduction of bad debt expense of $1.8 million for the year ended December 31, 2017.

(5)	Inventories
Components of inventories were as follows (in thousands):

	December 31,
	2019	2018
Serialized parts	$43,890	$45,568
Non-serialized parts	48,033	43,439
Total inventories	$91,923	$89,007

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements

(6)	Property and Equipment, Identifiable Intangible Assets and Goodwill
Property and Equipment
Property and equipment consisted of the following (in thousands):

	December 31,
	2019	2018
Compression and treating equipment	$3,384,985	$3,239,831
Computer equipment	54,940	54,806
Automobiles and vehicles	33,544	32,490
Buildings	8,639	9,314
Leasehold improvements	7,395	5,377
Furniture and fixtures	1,543	1,129
Land	77	77
Total property and equipment, gross	3,491,123	3,343,024
Less: accumulated depreciation and amortization	(1,008,180)	(821,536)
Total property and equipment, net	$2,482,943	$2,521,488

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Compression equipment, acquired new	25 years
Compression equipment, acquired used	5 - 25 years
Furniture and fixtures	3 - 10 years
Vehicles and computer equipment	1 - 10 years
Buildings	5 years
Leasehold improvements	5 years

Depreciation expense on property and equipment was $202.0 million, $186.5 million and $146.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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
As of December 31, 2019 and 2018, there was $11.4 million and $7.9 million, respectively, of property and equipment purchases in accounts payable and accrued liabilities.
During the years ended December 31, 2019 and 2018, there were net losses on the disposition of assets of $0.9 million and $13.0 million, respectively. For the year ended December 31, 2018, these net losses were primarily related to disposals of various property and equipment by the USA Compression Predecessor.  During the year ended December 31, 2017, the USA Compression Predecessor recognized a $0.4 million net gain on disposition of assets.
For the years ended December 31, 2019 and 2018, we evaluated the future deployment of our idle fleet under then-current market conditions and determined to retire and re-utilize key components of 33 and 103 compressor units, respectively, or approximately 11,000 and 33,000 horsepower, respectively, that were previously used to provide services in our business. As a result, we recorded $5.9 million and $8.7 million in impairment of compression equipment for the years ended December 31, 2019 and 2018, respectively. The primary causes for this impairment were: (i) units were not considered marketable in the foreseeable future, (ii) units were subject to excessive maintenance costs or (iii) units were unlikely to be accepted by customers due to certain

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements

performance characteristics of the unit, such as the inability to meet then-current quoting criteria without excessive retrofitting costs. These compression units were written down to their respective estimated salvage values, if any.
The USA Compression Predecessor did not record any impairment of long-lived assets during the year ended December 31, 2017.
Identifiable Intangible Assets
Identifiable intangible assets, net consisted of the following (in thousands):

	Customer Relationships	Trade Names	Total
Gross balance at December 31, 2017	$263,662	$65,500	$329,162
Additions (1)	221,500	—	221,500
Accumulated amortization	(130,001)	(28,111)	(158,112)
Net balance at December 31, 2018	$355,161	$37,389	$392,550

Gross balance at December 31, 2018	$485,162	$65,500	$550,662
Accumulated amortization	(156,105)	(31,386)	(187,491)
Net balance at December 31, 2019	$329,057	$34,114	$363,171
________________________________

(1)
Additions for customer relationships recognized during the year ended December 31, 2018 were related to the Transactions, see Note 3 for further information on the purchase price and fair value allocation.

Amortization expense for the years ended December 31, 2019, 2018 and 2017 was $29.4 million, $27.2 million and $20.5 million, respectively. The expected amortization of the intangible assets for each of the five succeeding years is $29.4 million.
Goodwill
As of December 31, 2019 and 2018, the Partnership had $619.4 million of goodwill. There were no changes to the carrying value of goodwill during the year ended December 31, 2019.
As of October 1, 2019 and 2018, we performed a qualitative assessment of relevant events and circumstances potentially indicating the likelihood of goodwill impairment.  The qualitative assessment included weighting such factors as (i) macroeconomic conditions, (ii) industry and market considerations, (iii) cost factors, (iv) overall financial performance of the reporting unit, (v) other relevant entity-specific events, and (vi) consideration of whether there was a sustained decrease in the price of our units.  Upon completion of our qualitative assessment, we concluded that it is not more likely than not that the fair value of our single reporting unit was less than its carrying value and that our goodwill was not impaired for the years ended December 31, 2019 and 2018.
For the year ended December 31, 2017 and in accordance with its early adoption of ASU 2017-04, the USA Compression Predecessor performed a quantitative assessment for its annual goodwill impairment test and determined its fair value using a weighted combination of the discounted cash flow method and the guideline company method. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include revenue growth rates, operating margins, weighted average costs of capital and future market conditions, among others. The USA Compression Predecessor believed the estimates and assumptions used in the impairment assessment were reasonable and based on available market information, but variations in any of the assumptions could have resulted in materially different calculations of fair value and determinations of whether or not an impairment is indicated. Under the discounted cash flow method, the USA Compression Predecessor determined fair value based on estimated future cash flows including estimates for capital expenditures, discounted to present value using the risk-adjusted industry rate, which reflects the overall level of inherent risk of the company. Cash flow projections were derived from one year budgeted amounts and five year operating forecasts plus an estimate of later period cash flows, all of which were developed by management. Subsequent period cash flows were developed using growth rates that management believed were reasonably likely to occur. Under the guideline company method, the USA Compression Predecessor determined its estimated fair value by applying valuation multiples of comparable publicly-traded companies to the

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements

projected EBITDA of the company and then averaging that estimate with similar historical calculations using a three-year average. In addition, the USA Compression Predecessor estimated a reasonable control premium representing the incremental value that accrues to the predecessor’s majority owner from the opportunity to dictate the strategic and operational actions of the business. Additionally, the USA Compression Predecessor considered the presence and probability of subsequent events on market transactions in estimating the fair value of the company, such as the Transactions discussed in Note 1.
Based on the completion of the annual goodwill impairment testing as described above, the USA Compression Predecessor recorded a $223.0 million impairment equal to the excess of the carrying value over fair value for the year ended December 31, 2017.

(7)	Other Current Liabilities
Components of other current liabilities included the following (in thousands):

	December 31,
	2019	2018
Accrued sales tax contingencies (1)	$48,883	$44,923
Accrued interest expense	31,210	16,355
Accrued payroll and benefits	10,687	10,681
Accrued capital expenditures	11,357	7,949
________________________________

(1)	Refer to Note 17 for further detailed information on the accrued sales tax contingencies.

(8)	Lease Accounting
Lessee Accounting
We maintain both finance leases and operating leases, primarily related to office space, warehouse facilities and certain corporate equipment. Our leases have remaining lease terms of up to 10 years, some of which include options that permit renewals for additional periods.
We determine if an arrangement is a lease at inception. Operating leases are included in lease right-of-use assets, accrued liabilities and operating lease liabilities in our consolidated balance sheets. Finance leases are included in property and equipment, accrued liabilities and other liabilities in our consolidated balance sheets.
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

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements

Supplemental balance sheet information related to leases consisted of the following (in thousands):

	December 31,
	2019	2018
Operating leases:
Lease right-of-use assets	$18,317	$—
Accrued liabilities	(2,451)	—
Operating lease liabilities	(17,343)	—
Finance leases:
Property and equipment, gross	$7,268	$7,683
Accumulated depreciation	(5,845)	(4,882)
Property and equipment, net	1,423	2,801
Accrued liabilities	(774)	(1,085)
Other liabilities	(1,550)	(2,114)

Components of lease expense consisted of the following (in thousands):

	Income Statement Line Item	Year Ended December 31, 2019
Operating lease costs:
Operating lease cost	Cost of operations, exclusive of depreciation and amortization	$1,796
Operating lease cost	Selling, general and administrative	1,165
Total operating lease costs		2,961
Finance lease costs:
Amortization of lease assets	Depreciation and amortization	1,638
Short-term lease costs:
Short-term lease cost	Cost of operations, exclusive of depreciation and amortization	309
Short-term lease cost	Selling, general and administrative	34
Total short-term lease costs		343
Variable lease costs:
Variable lease cost	Cost of operations, exclusive of depreciation and amortization	226
Variable lease cost	Selling, general and administrative	1,130
Total variable lease costs		1,356
Total lease costs		$6,298

The weighted average remaining lease terms and weighted average discount rates were as follows:

December 31, 2019
Weighted average remaining lease term:
Operating leases	8 years
Finance leases	4 years
Weighted average discount rate:
Operating leases	4.9%
Finance leases	2.6%

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements

Supplemental cash flow information related to leases consisted of the following (in thousands):

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(3,001)
Operating cash flows from finance leases	(788)
Financing cash flows from finance leases	(1,035)
ROU assets obtained in exchange for lease obligations:
Operating leases	$17,367
Finance leases	259

Maturities of lease liabilities as of December 31, 2019 consisted of the following (in thousands):

	Operating Leases	Finance Leases	Total
2020	$3,358	$814	$4,172
2021	3,046	567	3,613
2022	2,849	398	3,247
2023	2,738	369	3,107
2024	2,627	284	2,911
Thereafter	9,625	—	9,625
Total lease payments	24,243	2,432	26,675
Less: present value discount	(4,449)	(108)	(4,557)
Present value of lease liabilities	$19,794	$2,324	$22,118

As of December 31, 2019, we have entered into two operating leases that have not yet commenced with an estimated present value of $7.1 million. These operating leases will both commence in the first quarter of 2020 and have terms of two years and ten years.
Lessor Accounting
We granted a bargain purchase option to a customer with respect to certain compressor packages leased to the customer. The bargain purchase option provides the customer with an option to acquire the equipment at a value significantly less than the fair market value at the end of the lease term in 2021.
We accounted for this option as a sales type lease resulting in a current installment receivable included in other accounts receivable of $4.0 million and $3.7 million, and a long-term installment receivable included in other assets of $2.9 million and $6.9 million as of December 31, 2019 and December 31, 2018, respectively.
Revenue and interest income related to the lease is recognized over the lease term. We recognize maintenance revenue within contract operations revenue and interest income within interest expense, net. Maintenance revenue recognized for the years ended December 31, 2019 and 2018 was $1.3 million and $1.0 million, respectively. Interest income recognized for the years ended December 31, 2019 and 2018 was $0.7 million and $0.7 million, respectively. The USA Compression Predecessor had no lease revenue, maintenance revenue or interest income related to leases for the year ended December 31, 2017.

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements

Lease payments expected to be received subsequent to December 31, 2019 are as follows (in thousands):

Receivables
2020	$5,673
2021	3,356
Total installment receivables	9,029
Less: present value discount	(2,105)
Present value of installment receivables	$6,924

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

(9)	Income Tax Expense (Benefit)
We, including the USA Compression Predecessor, are subject to the Texas Margin Tax, which applies a tax to our gross margin. We do not conduct business in any other state where a similar tax is applied. The Texas Margin Tax requires certain forms of legal entities, including limited partnerships, to pay a tax of 0.75% on its “margin,” as defined in the law, based on annual results. The tax base to which the tax is applied is the least of (i) 70% of total revenues for federal income tax purposes, (ii) total revenue less cost of goods sold or (iii) total revenue less compensation for federal income tax purposes.
Components of our income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current tax expense	$810	$189	$42
Deferred tax expense (benefit)	1,376	(2,663)	1,801
Total income tax expense (benefit)	$2,186	$(2,474)	$1,843

Deferred income tax balances are the direct effect of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the taxes are actually paid or recovered. The tax effects of temporary differences related to property and equipment and identifiable intangible assets that give rise to deferred tax liabilities, included in other liabilities, are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax liabilities:
Property and equipment	$3,881	$2,540
Identifiable intangible assets	35	—
Total deferred tax liabilities	$3,916	$2,540

FASB ASC Topic 740 Income Taxes (“ASC Topic 740”) provides guidance on measurement and recognition in accounting for income tax uncertainties and provides related guidance on derecognition, classification, disclosure, interest, and penalties. As of December 31, 2019, we had no material unrecognized tax benefits (as defined in ASC Topic 740). We do not expect to incur interest charges or penalties related to our tax positions, but if such charges or penalties are incurred, our policy is to account for interest charges as Interest expense, net and penalties as Income tax expense in the Consolidated Statements of Operations.
The Bipartisan Budget Act of 2015 provides that any tax adjustments (including any applicable penalties and interest) resulting from partnership audits will generally be determined at the partnership level for tax years beginning after December 31, 2017. To the extent possible under these rules, our general partner may elect to either pay the taxes (including any applicable penalties and

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements

interest) directly to the Internal Revenue Service or, if we are eligible, issue a revised information statement to each unitholder and former unitholder with respect to an audited and adjusted return. The Bipartisan Budget Act of 2015 allows a partnership to elect to apply these provisions to any return of the partnership filed for partnership taxable years beginning after the date of the enactment, November 2, 2015. We do not intend to elect to apply these provisions for any tax return filed for partnership taxable years beginning before January 1, 2018.

(10)	Long-Term Debt
Our long-term debt, of which there is no current portion, consisted of the following (in thousands):

	December 31,
	2019	2018
Senior Notes 2026, aggregate principal	$725,000	$725,000
Senior Notes 2027, aggregate principal	750,000	—
Less: deferred financing costs, net of amortization	(25,362)	(15,489)
Total Senior Notes, net	1,449,638	709,511
Revolving Credit Facility	402,722	1,049,547
Total long-term debt, net	$1,852,360	$1,759,058

Revolving Credit Facility
On the Transactions Date, we entered into the Sixth Amended and Restated Credit Agreement (the “Credit Agreement”) by and among the Partnership, as borrower, USAC OpCo 2, LLC, USAC Leasing 2, LLC, USA Compression Partners, LLC, USAC Leasing, LLC, CDM Resource, CDM E&T and USA Compression Finance Corp. (“Finance Corp”), our wholly owned finance subsidiary, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as agent and a Letter of Credit (“LC”) issuer, JPMorgan Chase Bank, N.A., Barclays Bank PLC, Regions Capital Markets, a division of Regions Bank, RBC Capital Markets and Wells Fargo Bank, N.A., as joint lead arrangers and joint book runners, Barclays Bank PLC, Regions Bank, RBC Capital Markets and Wells Fargo Bank, N.A., as syndication agents, and MUFG Union Bank, N.A., SunTrust Bank and The Bank of Nova Scotia, as senior managing agents.
The Credit Agreement has an aggregate commitment of $1.6 billion (subject to availability under our borrowing base), with a further potential increase of $400 million, and has a maturity date of April 2, 2023.
The Credit Agreement permits us to make distributions of available cash to unitholders so long as (i) no default under the facility has occurred, is continuing or would result from the distribution, (ii) immediately prior to and after giving effect to such distribution, we are in compliance with the facility’s financial covenants and (iii) immediately after giving effect to such distribution, we have availability under the revolving credit facility of at least $100 million. In addition, the Credit Agreement contains various covenants that may limit, among other things, our ability to (subject to exceptions):

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

•
a maximum funded debt to EBITDA ratio, determined as of the last day of each fiscal quarter, for the annualized trailing three months of (i) 5.5 to 1.0 through the end of the fiscal quarter ending December 31, 2019 and (ii) 5.0 to 1.0 thereafter,

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements

in each case subject to a provision for increases to such thresholds by 0.5 in connection with certain future acquisitions for the six consecutive month period following the period in which any such acquisition occurs.
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
As of December 31, 2019, we were in compliance with all of our covenants under the Credit Agreement.
As of December 31, 2019, we had outstanding borrowings under the Credit Agreement of $402.7 million, $1.2 billion of borrowing base availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $484.4 million. The borrowing base consists of eligible accounts receivable, inventory and compression units. The largest component, representing 95% of the borrowing base as of December 31, 2019, was eligible compression units. Eligible compression units consist of compressor packages that are leased, rented or under service contracts to customers and carried in the financial statements as fixed assets. Our weighted-average interest rate in effect for all borrowings under the Credit Agreement as of December 31, 2019 was 4.31%, with a weighted-average interest rate of 4.84% for the year ended December 31, 2019. There were no LCs issued as of December 31, 2019. We pay a commitment fee of 0.375% on the unused portion of the revolving credit facility.
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

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements

Notes 2027 at a purchase price equal to 101% of the principal amount repurchased, plus accrued and unpaid interest, if any, to the repurchase date.
The indenture governing the Senior Notes 2027 (the “2027 Indenture”) contains certain financial ratios that we must comply with in order to make certain restricted payments as described in the 2027 Indenture.
In connection with issuing the Senior Notes 2027, we incurred certain issuance costs in the amount of $13.3 million during the year ended December 31, 2019, which is amortized over the term of the Senior Notes 2027.
The Senior Notes 2027 are fully and unconditionally guaranteed (the “2027 Guarantees”), jointly and severally, on a senior unsecured basis by all of our existing subsidiaries (other than Finance Corp), and will be fully and unconditionally guaranteed, jointly and severally, by each of our future restricted subsidiaries that either borrows under, or guarantees, our revolving credit facility of guarantees certain of our other indebtedness (collectively, the “Guarantors”). The Senior Notes 2027 and the 2027 Guarantees are general unsecured obligations and rank equally in right of payment with all of the Guarantors’ and our existing and future senior indebtedness and senior to the Guarantors’ and our future subordinated indebtedness, if any. The Senior Notes 2027 and the 2027 Guarantees are effectively subordinated in right of payment to all of the Guarantors’ and our existing and future secured debt, including debt under the Credit Agreement and guarantees thereof, to the extent of the value of the assets securing such debt, and are structurally subordinated to all indebtedness of any of our subsidiaries that do not guarantee the Senior Notes 2027.
On December 18, 2019, the Partnership closed an exchange offer whereby holders of the Senior Notes 2027 exchanged all of the Senior Notes 2027 for an equivalent amount of senior notes (“Exchange Notes 2027”) registered under the Securities Act.  The Exchange Notes 2027 are substantially identical to the Senior Notes 2027, except that the Exchange Notes 2027 have been registered with the SEC and do not contain the transfer restrictions, restrictive legends, registration rights or additional interest provisions of the Senior Notes 2027.
Senior Notes 2026
On March 23, 2018, the Partnership and Finance Corp co-issued $725.0 million aggregate principal amount of senior notes due on April 1, 2026 (the “Senior Notes 2026”). The Senior Notes 2026 accrue interest from March 23, 2018 at the rate of 6.875% per year. Interest on the Senior Notes 2026 is payable semi-annually in arrears on each of April 1 and October 1, with the first such payment having occurred on October 1, 2018.
At any time prior to April 1, 2021, we may redeem up to 35% of the aggregate principal amount of the Senior Notes 2026 at a redemption price equal to 106.875% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, in an amount not greater than the net proceeds from one or more equity offerings, provided that at least 65% of the aggregate principal amount of the Senior Notes 2026 remains outstanding immediately after the occurrence of such redemption (excluding Senior Notes 2026 held by us and our subsidiaries) and redemption occurs within 180 days of the date of the closing of such equity offering.
Prior to April 1, 2021, we may redeem all or a part of the Senior Notes 2026 at a redemption price equal to the sum of (i) the principal amount thereof, plus (ii) a make-whole premium at the redemption date, plus accrued and unpaid interest, if any, to the redemption date.
On or after April 1, 2021, we may redeem all or a part of the Senior Notes 2026 at redemption prices (expressed as percentages of the principal amount) set forth below, plus accrued and unpaid interest, if any, to the applicable redemption date, if redeemed during the twelve-month period beginning on April 1 of the years indicated below:

Year	Percentages
2021	105.156%
2022	103.438%
2023	101.719%
2024 and thereafter	100.000%

If we experience a change of control followed by a ratings decline, unless we have previously exercised or concurrently exercise our right to redeem the Senior Notes 2026 (as described above), we may be required to offer to repurchase the Senior

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements

Notes 2026 at a purchase price equal to 101% of the principal amount repurchased, plus accrued and unpaid interest, if any, to the repurchase date.
The Indenture governing the Senior Notes 2026 (the “2026 Indenture”) contains certain financial ratios that we must comply with in order to make certain restricted payments as described in the 2026 Indenture.
In connection with issuing the Senior Notes 2026, we incurred certain issuance costs in the amount of $17.3 million during the year ended December 31, 2018, which is amortized over the term of the Senior Notes 2026.
The Senior Notes 2026 are fully and unconditionally guaranteed (the “2026 Guarantees”), jointly and severally, on a senior unsecured basis by the Guarantors. The Senior Notes 2026 and the 2026 Guarantees are general unsecured obligations and rank equally in right of payment with all of the Guarantors’ and our existing and future senior indebtedness and senior to the Guarantors’ and our future subordinated indebtedness, if any. The Senior Notes 2026 and the Guarantees are effectively subordinated in right of payment to all of the Guarantors and our existing and future secured debt, including debt under the Credit Agreement and guarantees thereof, to the extent of the value of the assets securing such debt, and are structurally subordinated to all indebtedness of any of our subsidiaries that do not guarantee the Senior Notes 2026.
On January 14, 2019, the Partnership closed an exchange offer whereby holders of the Senior Notes 2026 exchanged all of the Senior Notes 2026 for an equivalent amount of senior notes (“Exchange Notes 2026”) registered under the Securities Act.  The Exchange Notes 2026 are substantially identical to the Senior Notes 2026, except that the Exchange Notes 2026 have been registered and do not contain the transfer restrictions, restrictive legends, registration rights or additional interest provisions of the Senior Notes 2026.
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
Maturities of long-term debt for each of the five succeeding years are as follows (in thousands):

Years Ending December 31,
2020	$—
2021	—
2022	—
2023	402,722
2024	—

(11)	Preferred Units and Warrants
Series A Preferred Unit and Warrant Private Placement
On the Transactions Date, we completed a private placement of $500 million in the aggregate of (i) newly authorized and established Preferred Units and (ii) warrants to purchase common units (the “Warrants”) pursuant to a Series A Preferred Unit and

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements

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
As of December 31, 2019 and 2018, 500,000 Preferred Units were issued and outstanding.
We have declared and paid quarterly cash distributions per unit to our Preferred Unitholders of record as follows:

Payment date	Distribution per Preferred Unit
August 10, 2018 (1)	$24.107
November 9, 2018	24.375
February 8, 2019	24.375
May 10, 2019	24.375
August 9, 2019	24.375
November 8, 2019	24.375

(1)	Pro-rated initial distribution
Announced Quarterly Distribution
On January 16, 2020, we declared a cash distribution of $24.375 per unit on our Preferred Units. The distribution was paid on February 7, 2020 to unitholders of record as of the close of business on January 27, 2020.
Redemption and Conversion Features
The Preferred Units are convertible, at the option of the Preferred Unitholders, into common units in accordance with the terms of the Partnership Agreement as follows: one third on or after April 2, 2021, two thirds on or after April 2, 2022, and the remainder on or after April 2, 2023. The conversion rate for the Preferred Units shall be the quotient of (a) the sum of (i) $1,000, plus (ii) any unpaid cash distributions on the applicable Preferred Unit, divided by (b) $20.0115 for each Preferred Unit.  The Preferred Unitholders are entitled to vote on an as-converted basis with the common unitholders and (as proportionately adjusted for unit splits, unit distributions and similar transactions) will have certain other class voting rights with respect to any amendment to the Partnership Agreement that would adversely affect any rights, preferences or privileges of the Preferred Units. In addition, upon certain events involving a change of control the Preferred Unitholders may elect, among other potential elections, to convert their Preferred Units to common units at the then change of control conversion rate.
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
The Preferred Units were recorded at their issuance date fair value, net of issuance cost.  Net income allocations increase the carrying value and declared distributions decrease the carrying value of the Preferred Units. As the Preferred Units are not currently redeemable and it is not probable that they will become redeemable, adjustment to the initial carrying value is not necessary and would only be required if it becomes probable that the Preferred Units would become redeemable.

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements

Changes in the Preferred Units balance are summarized below (in thousands):

Preferred Units
Balance at December 31, 2017	$—
Issuance of Preferred Units on April 2, 2018, net	465,121
Net income allocated to Preferred Units	36,430
Cash distributions on Preferred Units	(24,242)
Balance at December 31, 2018	477,309
Net income allocated to Preferred Units	48,750
Cash distributions on Preferred Units	(48,750)
Balance at December 31, 2019	$477,309

The Warrants are presented within the equity section of the Consolidated Balance Sheets in accordance with GAAP as they are indexed to the Partnership’s own stock and require physical settlement or net share settlement. The Warrants were valued at issuance using the Black-Scholes-Merton model.
Refer to Note 14 for information about the rights EIG Veteran Equity Aggregator, L.P. (along with its affiliated funds, “EIG”) has to designate one of the members of the Board.

(12)	Partners’ Capital
Common Units
The change in common units and Class B Units outstanding were as follows:

	Units outstanding
	Common	Class B
Number of units outstanding, December 31, 2018	89,983,790	6,397,965
Vesting of phantom units	189,637	—
Issuance of common units under the DRIP	60,584	—
Conversion of Class B Units to common units	6,397,965	(6,397,965)
Number of units outstanding, December 31, 2019	96,631,976	—

As of December 31, 2019, ETO held 46,056,228 common units, including 8,000,000 common units held by the General Partner and controlled by ETO.
USA Compression Holdings, which controlled the General Partner and its IDRs until the Transactions Date, sold all of its remaining common units during the year ended December 31, 2018.
The limited partners holding our common units have the following rights, among others:

•	right to receive distributions of our available cash within 45 days after the end of each quarter, so long as we have paid the required distributions on the Preferred Units for such quarter;

•	right to transfer limited partner unit ownership to substitute limited partners;

•	right to approve certain amendments of the Partnership Agreement;

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

Class B Units Conversion
On July 30, 2019, 6,397,965 Class B Units automatically converted into common units on a one-for-one basis, resulting in the issuance of 6,397,965 common units to ETO. Following the conversion, there are no longer Class B Units outstanding.
Cash Distributions
As the USA Compression Predecessor is deemed to be the predecessor of the Partnership for financial reporting purposes, cash distributions made by the Partnership in periods prior to the Transactions Date are not included within the results of operations presented within the consolidated financial statements for the years ended December 31, 2018 and 2017.
We have declared and paid quarterly distributions per unit to our limited partner unitholders of record, including holders of our common and phantom units, as follows (dollars in millions, except distribution per unit):

Payment Date	Distribution per Limited Partner Unit	Amount Paid to Common Unitholders	Amount Paid to Phantom Unitholders	Total Distribution
May 11, 2018	$0.525	$47.2	$0.4	$47.6
August 10, 2018	0.525	47.2	0.4	47.6
November 9, 2018	0.525	47.2	0.5	47.7
2018 total distributions	$1.575	$141.6	$1.3	$142.9

February 8, 2019	$0.525	$47.2	$0.7	$47.9
May 10, 2019	0.525	47.3	0.6	47.9
August 9, 2019	0.525	47.4	0.6	48.0
November 8, 2019	0.525	50.7	0.6	51.3
2019 total distributions	$2.100	$192.6	$2.5	$195.1

Announced Quarterly Distribution
On January 16, 2020, we announced a cash distribution of $0.525 per unit on our common units. The distribution was paid on February 7, 2020 to unitholders of record as of the close of business on January 27, 2020.
Distribution Reinvestment Plan
During the years ended December 31, 2019 and 2018, distributions of $1.0 million and $0.6 million, respectively, were reinvested under the Distribution Reinvestment Plan (the “DRIP”) resulting in the issuance of 60,584 and 39,280 common units, respectively.
Earnings Per Unit
The computations of earnings per unit are based on the weighted average number of participating securities outstanding during the period.  Basic earnings per unit is determined by dividing net loss allocated to participating securities after deducting the amount distributed on Preferred Units, by the weighted average number of participating securities outstanding during the period.  Net loss attributable to unitholders is allocated to participating securities based on their respective shares of the distributed and undistributed earnings for the period. To the extent cash distributions exceed net loss attributable to unitholders for the period, the excess distributions are allocated to all participating securities outstanding based on their respective ownership percentages. Diluted earnings per unit are computed using the treasury stock method, which considers the potential issuance of limited partner units associated with our long-term incentive plan and warrants.  The classes of participating securities include common units, Class B Units prior to July 30, 2019, and certain equity-based compensation awards. Unvested phantom units and unexercised warrants are not included in basic earnings per unit, as they are not considered to be participating securities, but are included in the calculation of diluted earnings per unit to the extent that they are dilutive, and in the case of warrants to the extent they are considered “in the money”.
For the years ended December 31, 2019 and 2018, approximately 290,000 and 208,000 incremental unvested phantom units, respectively, were excluded from the calculation of diluted earnings per unit because the impact was anti-dilutive. Our outstanding

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements

warrants are not applicable to the computation as they are not considered “in the money” for the years ended December 31, 2019 or 2018.  Earnings per unit is not applicable to the USA Compression Predecessor for the year ended December 31, 2017 as the USA Compression Predecessor had no outstanding common units prior to the Transactions.

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
Adoption of ASC Topic 606, “Revenue from Contracts with Customers”
On January 1, 2018, we adopted ASC Topic 606 Revenue from Contracts with Customers (“ASC Topic 606”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while 2017 amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC Topic 605.
We identified no material impact on our historical revenues upon initial application of ASC Topic 606, and as such have not recognized any cumulative catch-up effect to the opening balance of our partners’ capital as of January 1, 2018. Additionally, the application of ASC Topic 606 has no material impact on any current financial statement line items.
The following table disaggregates our revenue by type of service (in thousands):

	Year Ended December 31,
	2019	2018	2017 (1)
Contract operations revenue	$681,472	$563,416	$266,130
Retail parts and services revenue	16,893	20,936	10,541
Total revenues	$698,365	$584,352	$276,671
_______________________________

(1)	As noted above, 2017 amounts have not been adjusted under the modified retrospective method of ASC Topic 606.
The following table disaggregates our revenue by timing of provision of services or transfer of goods (in thousands):

	Year Ended December 31,
	2019	2018	2017 (1)
Services provided or goods transferred at a point in time	$16,893	$20,936	$10,541
Services provided over time:
Primary term	434,705	288,299	128,864
Month-to-month	246,767	275,117	137,266
Total revenues	$698,365	$584,352	$276,671
_______________________________

(1)	As noted above, 2017 amounts have not been adjusted under the modified retrospective method of ASC Topic 606.
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

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements

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
Contract assets and trade accounts receivable
We record contract assets when we have completed performance under a contract but our right to consideration is not yet unconditional. We had no contract assets as of December 31, 2019 or 2018. There were no significant changes to our trade accounts receivable balances due to contract modifications or adjustments, or changes in time frame for a right to consideration to become unconditional during December 31, 2019 or 2018.
Deferred revenue
We record deferred revenue when cash payments are received or due in advance of our performance. Components of deferred revenue were as follows:

		December 31,
	Balance sheet location	2019	2018
Current (1)	Deferred revenue	$48,289	$31,372
Noncurrent	Other liabilities	7,957	5,173
Total		$56,246	$36,545
________________________________

(1)	All current deferred revenue as of December 31, 2018 was recognized during the year ended December 31, 2019.

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements

The increase in the deferred revenue balance as of December 31, 2019 is primarily driven by an increase in cash payments received or due in advance of satisfying our performance obligations under contracts as compared to 2018. There was no significant change to our deferred revenue balance as a result of changes in time frame for a performance obligation to be satisfied during the periods presented.
Performance Obligations
As of December 31, 2019, the aggregate amount of transaction price allocated to unsatisfied performance obligations related to our contract operations revenue is $737.0 million. We expect to recognize these remaining performance obligations as follows (in thousands):

	2020	2021	2022	2023	Thereafter	Total
Remaining performance obligations	$399,370	$191,741	$93,945	$34,884	$17,076	$737,016

(14) Transactions with Related Parties
We provide compression services to entities affiliated with ETO, which as of December 31, 2019, owned approximately 48% of our limited partner interests and 100% of the General Partner.
The following table summarizes the revenues from ETO on our consolidated statement of operations (in thousands):

	Year Ended December 31,
	2019	2018
Related party revenues	$19,967	$17,054

The USA Compression Predecessor also provided compression services to entities affiliated with ETO. During the year ended December 31, 2017, the USA Compression Predecessor recognized $17.2 million in revenue from such affiliated entities.
The following table summarizes accounts receivable from and accounts payable to ETO on our consolidated balance sheets (in thousands):

	December 31,
	2019	2018
Related party receivables (1)	$45,461	$47,661

Related party payables (2)	$1	$395
________________________________

(1)
Related party receivables as of December 31, 2019 and 2018 from ETO included $44.9 million related to indemnification for sales tax contingencies incurred by the USA Compression Predecessor. See Note 17 for more information related to such sales tax contingencies.

(2)	Related party payables are included in accounts payable on our consolidated balance sheets.
ETO provided certain benefits to the USA Compression Predecessor employees which did not continue following the Transactions Date. ETO provided medical, dental and other healthcare benefits to the USA Compression Predecessor employees. The total amount incurred by ETO for the benefit of the USA Compression Predecessor employees for the years ended December 31, 2018 and 2017 was $1.9 million and $7.4 million, respectively, which was allocated to the USA Compression Predecessor and recorded in operation and maintenance and general and administrative expenses, as appropriate. ETO also provided a matching contribution to the USA Compression Predecessor employees’ 401(k) accounts. The total amount of matching contributions incurred for the benefit of the USA Compression Predecessor employees for the years ended December 31, 2018 and 2017 was $0.9 million and $3.0 million, respectively, which was allocated to the USA Compression Predecessor and recorded in operation and maintenance and general and administrative expenses, as appropriate. ETO also provided a 3% profit sharing contribution to the 401(k) accounts for all USA Compression Predecessor employees with base compensation below a specified threshold. The contribution was in

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements

addition to the 401(k) matching contribution and employees became vested in the profit sharing contribution based on years of service.
ETO allocated certain overhead costs associated with general and administrative services, including salaries and benefits, facilities, insurance, information services, human resources and other support departments to the USA Compression Predecessor which did not continue following the Transactions Date. Where costs incurred on the USA Compression Predecessor’s behalf could not be determined by specific identification, the costs were primarily allocated to the USA Compression Predecessor based on an average percentage of fixed assets, net income (loss) and Adjusted EBITDA. The USA Compression Predecessor believes these allocations were a reasonable reflection of the utilization of services provided. However, the allocations may not fully reflect the expenses that would have been incurred had the USA Compression Predecessor been a standalone company during the periods presented. During the years ended December 31, 2018 and 2017, ETO allocated general and administrative expenses of $1.8 million and $3.6 million, respectively, to the USA Compression Predecessor.
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
Long-Term Incentive Plan
In connection with the Partnership’s initial public offering in January 2013, the board of directors of the General Partner (the “Board”) adopted the USA Compression Partners, LP 2013 Long-Term Incentive Plan (“LTIP”) for certain employees, consultants and directors of the General Partner and any of its affiliates who perform services for us. The LTIP provides for awards of unit options, unit appreciation rights, restricted units, phantom units, distribution equivalent rights (“DERs”), unit awards, profits interest units and other unit-based awards. On November 1, 2018 and effective the same day, the Board approved and adopted The First Amendment to the LTIP which, among other things, increased the number of common units of the Partnership available to be awarded under the LTIP by 8,590,000 common units (which brought the total number of common units available to be awarded under the LTIP to 10,000,000 common units) and extended the term of the LTIP until November 1, 2028. Awards that are forfeited, canceled, paid or otherwise terminate or expire without the actual delivery of common units will be available for delivery pursuant to other awards. The LTIP is administered by the Board or a committee thereof.
The General Partner’s executive officers, certain of its employees and certain of its independent directors were granted these awards to incentivize them to help drive our future success and to share in the economic benefits of that success. All employees with phantom units have a portion of their award settled in cash and a portion settled in common units upon vesting, unless otherwise approved by the Board. The amount that can be settled in cash is in excess of the employee’s minimum statutory tax-withholding rate. ASC Topic 718, Compensation-Stock Compensation, requires the entire amount of an award with such features to be accounted for as a liability. Under the liability method of accounting for unit-based compensation, we re-measure the fair value of the award at each financial statement date until the award vests or is forfeited. The fair value is measured using the market price of the Partnership’s common units. During the requisite service period (the vesting period of the awards), compensation cost is recognized using the proportionate amount of the award’s fair value that has been earned through service to date. Phantom units granted to independent directors do not have a cash settlement option and as such we account for these awards as equity. Each phantom unit is granted in tandem with a corresponding DER, which entitles the recipient to receive an amount in cash on a quarterly basis equal to the product of (a) the number of the recipient’s outstanding, unvested phantom units on the record date for such quarter and (b) the quarterly distribution declared by the Board for such quarter with respect to the Partnership’s common units.
During the year ended December 31, 2019 and the period from the Transactions Date to December 31, 2018, an aggregate of 717,869 and 1,136,447, respectively, phantom units (including the corresponding DERs) were granted under the LTIP to the General Partner’s executive officers and certain of its employees and independent directors. The phantom units (including the corresponding DERs) awarded are subject to restrictions on transferability, customary forfeiture provisions and time vesting provisions. Phantom unit awards granted after July 30, 2018 vest incrementally, with 60% of the phantom units vesting at the end of the third year following the grant and the remaining 40% vesting at the end of the fifth year following the grant. Phantom unit awards that were granted to employees of USAC Management prior to July 30, 2018 vest evenly over a three-year service period.

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements

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
ETO had a long-term incentive plan for the USA Compression Predecessor’s employees, officers and directors. ETO had granted restricted unit awards to the USA Compression Predecessor’s employees that vested on a pro-rata basis incrementally over a five-year vesting period, with vesting based on continued employment as of each applicable vesting date. Upon vesting, ETO common units were issued. These restricted unit awards also entitled the recipients of the unit awards to receive, with respect to each ETO common unit subject to such award that had not vested or been forfeited, a corresponding DER entitling the recipient to a cash payment equal to the cash distribution per ETO common unit paid by ETO to its unitholders promptly following each such distribution. All unit-based compensation awards were treated as equity within the USA Compression Predecessor financial statements.
The unit and per-unit amounts disclosed in the remainder of this note for periods prior to the Transactions Date reflect amounts related to ETO. These amounts have been retrospectively adjusted to reflect a 1.5 to one unit-for-unit exchange related to the merger of ETO and Sunoco Logistics Partners L.P. in April 2017 and a 0.4124 to one unit-for unit exchange related to the merger of ETO and Regency Energy Partners LP in April 2015. The unit and per-unit amounts do not reflect the conversion of ETO units to ET LP units as a result of the ETE Merger in October 2018.
On the Transactions Date and in connection with the closing of the CDM Acquisition, and pursuant to the change in control provisions of the USA Compression Predecessor’s outstanding phantom unit awards, all of the USA Compression Predecessor’s outstanding phantom unit awards were forfeited.
As of December 31, 2019 and 2018, our total unit-based compensation liability was $7.1 million and $3.6 million, respectively. During the years ended December 31, 2019, 2018 and 2017, we recognized $10.8 million, $11.7 million and $4.0 million of compensation expense associated with these awards, respectively, recorded in selling, general and administrative expense. During the years ended December 31, 2019 and 2018, amounts paid related to the cash settlement of vested awards under the LTIP were $1.7 million and $4.4 million, respectively. During the year ended December 31, 2017, amounts paid related to the cash settlement of vested awards by the USA Compression Predecessor were $0.6 million.
The total fair value and intrinsic value of the phantom units vested under the LTIP was $4.6 million and $9.7 million for the year ended December 31, 2019 and for the period from the Transactions Date to December 31, 2018, respectively, and $1.6 million during the year ended December 31, 2017.

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements

The following table summarizes information regarding phantom unit awards for the periods presented:

	Number of Units	Weighted-Average Grant Date Fair Value per Unit
USA Compression Predecessor's phantom units outstanding at December 31, 2016	429,535	$29.34
Granted	2,500	18.75
Vested	(95,499)	36.94
Forfeited	(11,614)	27.41
USA Compression Predecessor's phantom units outstanding at December 31, 2017	324,922	$27.10
Forfeited upon change in control, April 2, 2018	(324,922)	27.10
Assumed upon change in control, April 2, 2018 (1)	1,010,522	14.24
Granted (1)	1,136,447	15.47
Vested (1)	(571,892)	14.79
Forfeited (1)	(144,013)	17.85
Phantom units outstanding at December 31, 2018	1,431,064	$14.98
Granted	717,869	15.88
Vested	(301,329)	13.06
Forfeited	(45,620)	16.78
Phantom units outstanding at December 31, 2019	1,801,984	$15.09
________________________________

(1)
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

The unrecognized compensation cost associated with phantom unit awards was an aggregate $25.3 million as of December 31, 2019. We expect to recognize the unrecognized compensation cost for these awards on a weighted-average basis over a period of 3.0 years.

(16)	Employee Benefit Plans
A 401(k) plan is available to all of our employees. The plan permits employees to contribute up to 20% of their salary, up to the statutory limits, which was $19,000 for 2019. The plan provides for discretionary matching contributions by us on an annual basis. Aggregate matching contributions made to employees’ 401(k) plans were $3.4 million for the year ended December 31, 2019 and $3.2 million for the year ended December 31, 2018, including $0.9 million made by ETO to employees of the USA Compression Predecessor prior to the Transactions Date.
Refer to Note 14 for information about the 401(k) plan provided by ETO to employees of the USA Compression Predecessor.

(17)	Commitments and Contingencies

(a)	Major Customers
Neither we nor the USA Compression Predecessor had revenue from any single customer representing 10% or more of total revenue for the years ended December 31, 2019, 2018 or 2017.

(b)	Litigation
From time to time, we and our subsidiaries may be involved in various claims and litigation arising in the ordinary course of business. In management’s opinion, the resolution of such matters is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements

(c)	Equipment Purchase Commitments
Our future capital commitments are comprised of binding commitments under purchase orders for new compression units ordered but not received. The commitments as of December 31, 2019 were $49.3 million, all of which is expected to be settled within the next twelve months.

(d)	Sales Tax Contingencies
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
The USA Compression Predecessor has several open audits with the Comptroller for certain periods prior to the Transactions Date wherein the Comptroller has challenged the applicability of the manufacturing exemption. Any liability for the periods prior to the Transactions Date will be covered by an indemnity between us and ETO. As of December 31, 2019 and 2018, we have recorded a $44.9 million accrued liability and $44.9 million related party receivable from ETO.
During January 2020, we entered into a compromise and settlement agreement with the Comptroller for the audit of the USA Compression Predecessor for the period from August 2006 to December 2007 for $4.0 million to be paid by the USA Compression Predecessor’s former owner. As of December 31, 2019, we have recorded a $4.0 million asset from the USA Compression Predecessor’s former owner in other accounts receivable and a $4.0 million liability in accrued liabilities in our consolidated balance sheets. The payment was made in February 2020.

(e)	Self-Insurance
Effective January 1, 2019, we became self-insured for medical claims up to certain stop loss limits. Liabilities are accrued for self-insured claims when sufficient information is available to reasonably estimate the amount of the loss. As of December 31, 2019, we have recorded a $0.6 million accrued liability.

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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (“ASC Topic 326”): Measurement of Credit Losses on Financial Instruments. The amendments to ASC Topic 326 require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets. The amendments in this update are effective for interim and annual periods beginning after January 1, 2020, with early adoption permitted by one year. We adopted this new standard on January 1, 2020 and our adoption of this standard did not have a material impact on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (“ASC Topic 820”): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The amendments to ASC Topic 820 eliminate, add and modify certain disclosure requirements for fair value measurements as part of the FASB’s disclosure framework project. The amendments in this update are effective for interim and annual periods beginning on January 1, 2020, with early adoption permitted. We adopted this new standard on January 1, 2020 and the impact to our disclosures will not be material and there was no impact to our consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (“ASC Subtopic 350-40”): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments to ASC Subtopic 350-40 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments to ASC Subtopic 350-40. The amendments in this update are effective for interim and annual periods beginning on January 1, 2020, with early adoption permitted. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We adopted this new standard, on a prospective basis, on January 1, 2020 and our adoption of this standard did not have a material impact on our consolidated financial statements.
Supplemental Selected Quarterly Financial Data
(Unaudited)
In the opinion of our management, the summarized quarterly financial data below (in thousands, except per unit amounts) contains all appropriate adjustments, all of which are normally recurring adjustments, considered necessary to present fairly our financial position and the results of operations for the respective periods.

	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019
Revenue	$170,746	$173,675	$175,756	$178,188
Gross profit (1)	$113,721	$117,430	$118,333	$121,578
Net income	$6,587	$9,949	$13,315	$9,281
Net income (loss) attributable to common and Class B unitholders’ interests	$(5,600)	$(2,239)	$1,127	$(2,906)
Net income (loss) per common unit – basic and diluted	$(0.02)	$0.01	$0.02	$(0.03)
Net loss per Class B Unit – basic and diluted	$(0.55)	$(0.51)	$(0.47)	$—

	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018
Revenue	$76,530	$166,898	$168,947	$171,977
Gross profit (1)	$39,195	$109,365	$104,638	$116,430
Net income (loss)	$(23,370)	$3,197	$(563)	$10,185
Net loss attributable to common and Class B unitholders’ interests	$(23,370)	$(8,857)	$(12,751)	$(2,003)
Net income (loss) per common unit – basic and diluted (2)		$(0.06)	$(0.10)	$0.01
Net loss per Class B Unit – basic and diluted (2)		$(0.58)	$(0.62)	$(0.51)
________________________________

(1)	Gross profit is defined as revenue less cost of operations, exclusive of depreciation and amortization expense.

(2)
Earnings per unit is not applicable to the USA Compression Predecessor for periods prior to the Transactions Date as the USA Compression Predecessor had no outstanding common units prior to the Transactions.