Form 10-Q
period 2020-03-31
USA Compression Partners, LP
filed 2020-05-05
CIK 1522727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to               .
Commission File No. 001-35779
USA Compression Partners, LP
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2771546 (I.R.S. Employer Identification No.)

111 Congress Avenue, Suite 2400 Austin, Texas (Address of principal executive offices)	78701 (Zip Code)

(512) 473-2662
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common units representing limited partner interests	USAC	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ⌧  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ⌧  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of April 30, 2020, there were 96,721,320 common units outstanding.

i

GLOSSARY
The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

COVID-19	novel coronavirus 2019
Credit Agreement	Sixth Amended and Restated Credit Agreement by and among USA Compression Partners, LP, as borrower, USAC OpCo 2, LLC, USAC Leasing 2, LLC, USA Compression Partners, LLC, USAC Leasing, LLC, CDM Resource Management LLC, CDM Environmental & Technical Services LLC and USA Compression Finance Corp., the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as agent and a letter of credit issuer, JPMorgan Chase Bank, N.A., Barclays Bank PLC, Regions Capital Markets, a division of Regions Bank, RBC Capital Markets and Wells Fargo Bank, N.A., as joint lead arrangers and joint book runners, Barclays Bank PLC, Regions Bank, RBC Capital Markets and Wells Fargo Bank, N.A., as syndication agents, and MUFG Union Bank, N.A., SunTrust Bank and The Bank of Nova Scotia, as senior managing agents.
DERs	distribution equivalent rights
DRIP	distribution reinvestment plan
EBITDA	earnings before interest, taxes, depreciation and amortization
ETO	Energy Transfer Operating, L.P.
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	generally accepted accounting principles of the United States of America
LIBOR	London Interbank Offered Rate
Preferred Units	Series A Preferred Units representing limited partner interests in USA Compression Partners, LP
SEC	United States Securities and Exchange Commission
Senior Notes 2026	$725.0 million aggregate principal amount of senior notes due on April 1, 2026
Senior Notes 2027	$750.0 million aggregate principal amount of senior notes due on September 1, 2027
U.S.	United States of America
USA Compression Predecessor	collectively, CDM Resource Management LLC and CDM Environmental & Technical Services LLC

ii

PART I.  FINANCIAL INFORMATION
ITEM 1. Financial Statements
USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$2	$10
Accounts receivable:
Trade, net of allowances for credit losses of $3,476 and $2,479, respectively	78,485	80,276
Other	5,503	11,057
Related party receivables	45,234	45,461
Inventories	91,724	91,923
Prepaid expenses and other assets	2,752	2,196
Total current assets	223,700	230,923
Property and equipment, net	2,485,055	2,482,943
Lease right-of-use assets	24,886	18,317
Identifiable intangible assets, net	355,826	363,171
Goodwill	—	619,411
Other assets	13,620	15,642
Total assets	$3,103,087	$3,730,407
Liabilities, Preferred Units and Partners’ Capital
Current liabilities:
Accounts payable	$25,809	$21,703
Accrued liabilities	87,919	119,383
Deferred revenue	48,594	48,289
Total current liabilities	162,322	189,375
Long-term debt, net	1,909,578	1,852,360
Operating lease liabilities	23,306	17,343
Other liabilities	13,956	13,422
Total liabilities	2,109,162	2,072,500
Commitments and contingencies
Preferred Units	477,309	477,309
Partners’ capital:
Common units, 96,721 and 96,632 units issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	502,637	1,166,619
Warrants	13,979	13,979
Total partners’ capital	516,616	1,180,598
Total liabilities, preferred units and partners’ capital	$3,103,087	$3,730,407
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per unit amounts)

	Three Months Ended March 31,
	2020	2019
Revenues:
Contract operations	$172,794	$163,976
Parts and service	3,048	2,684
Related party	3,157	4,086
Total revenues	178,999	170,746
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	59,165	57,025
Selling, general and administrative	12,385	15,995
Depreciation and amortization	58,762	58,924
Loss (gain) on disposition of assets	(1,014)	40
Impairment of compression equipment	—	3,234
Impairment of goodwill	619,411	—
Total costs and expenses	748,709	135,218
Operating income (loss)	(569,710)	35,528
Other income (expense):
Interest expense, net	(32,478)	(28,857)
Other	23	20
Total other expense	(32,455)	(28,837)
Net income (loss) before income tax expense	(602,165)	6,691
Income tax expense	296	104
Net income (loss)	(602,461)	6,587
Less: distributions on Preferred Units	(12,187)	(12,187)
Net loss attributable to common and Class B unitholders’ interests	$(614,648)	$(5,600)

Net loss attributable to:
Common units	$(614,648)	$(2,088)
Class B Units	$—	$(3,512)

Weighted average common units outstanding – basic and diluted	96,707	90,060

Weighted average Class B Units outstanding – basic and diluted	—	6,398

Basic and diluted net loss per common unit	$(6.36)	$(0.02)

Basic and diluted net loss per Class B Unit	$—	$(0.55)

Distributions declared per common unit for respective periods	$0.525	$0.525
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Changes in Partners’ Capital
(in thousands, except per unit amounts)

	For the Three Months Ended March 31, 2020
	Common units	Warrants	Total
Partners’ capital ending balance, December 31, 2019	$1,166,619	$13,979	$1,180,598
Vesting of phantom units	1,065	—	1,065
Distributions and DERs, $0.525 per unit	(50,755)	—	(50,755)
Issuance of common units under the DRIP	301	—	301
Unit-based compensation for equity classified awards	55	—	55
Net loss attributable to common unitholders’ interests	(614,648)	—	(614,648)
Partners’ capital ending balance, March 31, 2020	$502,637	$13,979	$516,616

	For the Three Months Ended March 31, 2019
	Common units	Class B Units	Warrants	Total
Partners’ capital ending balance, December 31, 2018	$1,289,731	$75,146	$13,979	$1,378,856
Vesting of phantom units	2,357	—	—	2,357
Distributions and DERs, $0.525 per unit	(47,259)	—	—	(47,259)
Issuance of common units under the DRIP	252	—	—	252
Unit-based compensation for equity classified awards	36	—	—	36
Net loss attributable to common and Class B unitholders’ interests	(2,088)	(3,512)	—	(5,600)
Partners’ capital ending balance, March 31, 2019	$1,243,029	$71,634	$13,979	$1,328,642
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(602,461)	$6,587
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	58,762	58,924
Provision for expected credit losses	1,500	—
Amortization of debt issuance costs	1,986	1,680
Unit-based compensation expense (income)	(1,829)	3,134
Deferred income tax expense	123	14
Loss (gain) on disposition of assets	(1,014)	40
Impairment of compression equipment	—	3,234
Impairment of goodwill	619,411	—
Changes in assets and liabilities:
Accounts receivable and related party receivables, net	7,120	(1,381)
Inventories	(8,046)	(6,659)
Prepaid expenses and other current assets	(556)	(1,250)
Other assets	754	449
Accounts payable	5,036	(4,013)
Accrued liabilities and deferred revenue	(30,709)	(12,990)
Net cash provided by operating activities	50,077	47,769
Cash flows from investing activities:
Capital expenditures, net	(45,275)	(36,339)
Proceeds from disposition of property and equipment	1,881	321
Proceeds from insurance recovery	1,324	1,365
Net cash used in investing activities	(42,070)	(34,653)
Cash flows from financing activities:
Proceeds from revolving credit facility	250,008	221,792
Proceeds from issuance of senior notes	—	750,000
Payments on revolving credit facility	(193,408)	(909,914)
Cash paid related to net settlement of unit-based awards	(644)	(1,433)
Cash distributions on common units	(51,381)	(47,739)
Cash distributions on Preferred Units	(12,187)	(12,187)
Deferred financing costs	(153)	(13,220)
Other	(250)	(287)
Net cash used in financing activities	(8,015)	(12,988)
Increase (decrease) in cash and cash equivalents	(8)	128
Cash and cash equivalents, beginning of period	10	99
Cash and cash equivalents, end of period	$2	$227

Supplemental cash flow information:
Cash paid for interest, net of capitalized amounts	$56,046	$38,737
Supplemental non-cash transactions:
Non-cash distributions to certain common unitholders (DRIP)	$301	$252
Transfers from (to) inventories to (from) property and equipment	$7,576	$(1,951)
Changes in capital expenditures included in accounts payable and accrued liabilities	$2,201	$(782)
Financing costs included in accounts payable and accrued liabilities	$268	$139
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Organization and Description of Business
Unless otherwise indicated, the terms “our,” “we,” “us,” “the Partnership” and similar language refer to USA Compression Partners, LP, collectively with its consolidated operating subsidiaries.
We are a Delaware limited partnership. Through our operating subsidiaries, we provide compression services under fixed-term contracts with customers in the natural gas and crude oil industries, using natural gas compression packages that we design, engineer, own, operate and maintain. We also own and operate a fleet of equipment used to provide natural gas treating services, such as carbon dioxide and hydrogen sulfide removal, cooling, and dehydration. We primarily provide compression services in a number of shale plays throughout the U.S., including the Utica, Marcellus, Permian Basin, Delaware Basin, Eagle Ford, Mississippi Lime, Granite Wash, Woodford, Barnett, Haynesville, Niobrara and Fayetteville shales.
USA Compression GP, LLC, a Delaware limited liability company, serves as our general partner and is referred to herein as the “General Partner.” The General Partner is wholly-owned by ETO.
The accompanying unaudited condensed consolidated financial statements include the accounts of the Partnership and its operating subsidiaries, all of which are wholly-owned by us.
(2) Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC.
In the opinion of our management, such financial information reflects all normal recurring adjustments necessary for a fair presentation of these interim unaudited condensed consolidated financial statements in accordance with GAAP. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2019 filed on February 18, 2020 (our “2019 Annual Report”).
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
Allowance for Credit Losses
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments. On January 1, 2020, we adopted Topic 326, which is effective for interim and annual reporting periods beginning on or after December 15, 2019. Topic 326 requires immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets.

To adopt Topic 326, we evaluated our allowance for credit losses related to our two financial assets: (i) trade accounts receivable and (ii) net investment in lease related to our sales-type lease discussed further in Note 7. We determined a cumulative catch-up adjustment to the opening balance sheet presented January 1, 2020 was not required.
Our determination of the allowance for credit losses requires us to make estimates and judgments regarding our customers’ ability to pay amounts due and is the same process for both of our financial assets as they have similar risk characteristics. We continuously evaluate the financial strength of our customers based on collection experience, the overall business climate in which our customers operate and specific identification of customer credit losses and make adjustments to the allowance as necessary. Our evaluation of our customers’ financial strength is based on the aging of their respective receivables balance, customer correspondence, financial information and third-party credit ratings. Our evaluation of the business climate in which our customers operate is based on a review of various publicly available materials regarding our customers’ industries, including the solvency of various companies in the industry.
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
Capitalized interest is calculated by multiplying the Partnership’s monthly effective interest rate on outstanding debt by the amount of qualifying costs, which include upfront payments to acquire certain compression units. Capitalized interest was $0.1 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively.
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
The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value of the long-lived asset exceeds the sum of the undiscounted cash flows associated with the asset, an impairment loss equal to the amount of the carrying value exceeding the fair value of the asset is recognized. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, based on an estimate of discounted cash flows, the expected net sale proceeds compared to the other similarly configured fleet units we recently sold or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.
Refer to Note 5 for more detailed information about impairment charges during the three months ended March 31, 2020 and 2019.
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
Refer to Note 5 for more detailed information about goodwill impairment charges during the three months ended March 31, 2020.
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
Income Taxes
We are organized as a partnership for U.S. federal and state income tax purposes. As a result, our partners are responsible for U.S. federal and state income taxes based upon their distributive share of our items of income, gain, loss or deduction. Texas imposes an entity-level income tax on partnerships that is based on Texas sourced taxable margin (the “Texas Margin Tax”). We have included in the consolidated financial statements a provision for the Texas Margin Tax.
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
As of March 31, 2020, our financial instruments consisted primarily of cash and cash equivalents, trade accounts receivable, trade accounts payable and long-term debt. The book values of cash and cash equivalents, trade accounts receivable and trade accounts payable are representative of fair value due to their short-term maturities. The carrying amount of our revolving credit facility approximates fair value due to the floating interest rates associated with the debt.
The fair value of our Senior Notes 2026 and Senior Notes 2027 were estimated using quoted prices in inactive markets and are considered Level 2 measurements.
The following table summarizes the aggregate principal amount and fair value of our Senior Notes 2026 and Senior Notes 2027 (in thousands):

	March 31, 2020	December 31, 2019
Senior Notes 2026, aggregate principal	$725,000	$725,000
Fair value of Senior Notes 2026	467,625	764,875

Senior Notes 2027, aggregate principal	$750,000	$750,000
Fair value of Senior Notes 2027	472,500	785,625

Operating Segment
We operate in a single business segment, the compression services business.
(3) Trade Accounts Receivable
The allowance for credit losses, which was $3.5 million and $2.5 million at March 31, 2020 and December 31, 2019, respectively, is our best estimate of the amount of probable credit losses included in our existing accounts receivable.
The following summarizes activity within our trade accounts receivable allowance for credit losses balance (in thousands):

Three Months Ended March 31, 2020
Balance at December 31, 2019	$2,479
Current-period provision for expected credit losses	1,500
Writeoffs charged against the allowance	(503)
Balance at March 31, 2020	$3,476

The recent decline in crude oil prices, driven by decreased demand for and oversupply of crude oil as a result of the COVID-19 pandemic, is the primary factor contributing to the increase to the allowance for credit losses for the three months ended March 31, 2020. We cannot predict the duration of these conditions or the severity of their impact on our customers and the collectability of their accounts receivable.
(4)  Inventories
Components of inventories are as follows (in thousands):

	March 31, 2020	December 31, 2019
Serialized parts	$44,260	$43,890
Non-serialized parts	47,464	48,033
Total inventories	$91,724	$91,923

(5)  Property and Equipment, Identifiable Intangible Assets and Goodwill
Property and Equipment
Property and equipment consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Compression and treating equipment	$3,434,055	$3,384,985
Computer equipment	54,794	54,940
Automobiles and vehicles	35,061	33,544
Buildings	8,639	8,639
Leasehold improvements	8,547	7,395
Furniture and fixtures	1,190	1,543
Land	77	77
Total property and equipment, gross	3,542,363	3,491,123
Less: accumulated depreciation and amortization	(1,057,308)	(1,008,180)
Total property and equipment, net	$2,485,055	$2,482,943

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Compression equipment, acquired new	25 years
Compression equipment, acquired used	5 - 25 years
Furniture and fixtures	3 - 10 years
Vehicles and computer equipment	1 - 10 years
Buildings	5 years
Leasehold improvements	5 years
Depreciation expense on property and equipment and loss (gain) on disposition of assets were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Depreciation expense	$51,417	$51,579
Loss (gain) on disposition of assets	(1,014)	40
As of March 31, 2020 and December 31, 2019, there was $13.6 million and $11.4 million, respectively, of property and equipment purchases in accounts payable and accrued liabilities.
During the first quarter of 2020 certain potential impairment indicators were identified, specifically (i) the decline in the market price of our common units, (ii) the decline in global commodity prices, and (iii) the COVID-19 pandemic; however, we determined our property and equipment was not impaired as of March 31, 2020.
On a quarterly basis, we evaluate the future deployment of our idle fleet under then-current market conditions. For the three months ended March 31, 2019, we determined to retire or re-utilize key components of 14 compressor units, or approximately 4,700 horsepower, that were previously used to provide services in our business. As a result, we recorded an impairment of compression equipment of $3.2 million for the three months ended March 31, 2019.
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
Identifiable Intangible Assets
Identifiable intangible assets, net consisted of the following (in thousands):

	Customer Relationships	Trade Names	Total
Net balance at December 31, 2019	$329,057	$34,114	$363,171
Amortization expense	(6,526)	(819)	(7,345)
Net balance at March 31, 2020	$322,531	$33,295	$355,826
Accumulated amortization of intangible assets was $194.8 million and $187.5 million as of March 31, 2020 and December 31, 2019, respectively. The expected amortization of the intangible assets for each of the five succeeding years is $29.4 million.
During the first quarter of 2020 certain potential impairment indicators were identified, specifically (i) the decline in the market price of our common units, (ii) the decline in global commodity prices, and (iii) the COVID-19 pandemic; however, we determined our identifiable intangible assets were not impaired as of March 31, 2020.
Goodwill
During the first quarter of 2020 certain potential impairment indicators were identified, specifically (i) the decline in the market price of our common units, (ii) the decline in global commodity prices, and (iii) the COVID-19 pandemic; which together indicated the fair value of the reporting unit was less than its carrying amount as of March 31, 2020.

We performed a quantitative goodwill impairment test as of March 31, 2020 and determined fair value using a weighted combination of the income approach and the market approach. Determining fair value of a reporting unit requires judgment and use of significant estimates and assumptions. Such estimates and assumptions include revenue growth rates, operating margins, EBITDA margins, weighted average costs of capital and future market conditions, among others. We believe the estimates and assumptions used were reasonable and based on available market information, but variations in any of the assumptions could have resulted in materially different calculations of fair value and determinations of whether or not an impairment is indicated. Under the income approach, we determined fair value based on estimated future cash flows, including estimates for capital expenditures, discounted to present value using the risk-adjusted industry rate, which reflects the overall level of inherent risk of the Partnership. Cash flow projections were derived from four-year operating forecasts plus an estimate of later period cash flows, all of which were developed by management. Subsequent period cash flows were developed using growth rates that management believed were reasonably likely to occur. Under the market approach, we determined fair value by applying valuation multiples of comparable publicly-traded companies to the projected EBITDA of the Partnership and then averaging that estimate with similar historical calculations using a three-year average. In addition, we estimated a reasonable control premium representing the incremental value that would accrue to us if we were to be acquired.
Based on the quantitative goodwill impairment test described above, our carrying amount exceeded fair value and as a result, we recognized a goodwill impairment of $619.4 million for the three months ended March 31, 2020.
(6)  Other Current Liabilities
Components of other current liabilities included the following (in thousands):

	March 31, 2020	December 31, 2019
Accrued sales tax contingencies (1)	$44,923	$48,883
Accrued interest expense	5,780	31,210
Accrued payroll and benefits	6,828	10,687
Accrued capital expenditures	13,558	11,357
______________________
(1)Refer to Note 13 for further information on the accrued sales tax contingencies.
(7)  Lease Accounting
Lessee Accounting
We maintain both finance leases and operating leases, primarily related to office space, warehouse facilities and certain corporate equipment. Our leases have remaining lease terms of up to ten years, some of which include options that permit renewals for additional periods.
We determine if an arrangement is a lease at inception. Operating leases are included in lease right-of-use assets, accrued liabilities and operating lease liabilities in our unaudited condensed consolidated balance sheets. Finance leases are included in property and equipment, accrued liabilities and other liabilities in our unaudited condensed consolidated balance sheets.
Right-of-use (“ROU”) lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available on the commencement date in determining the present value of lease payments. ROU lease assets also include any lease payments made and exclude lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Variable costs such as our proportionate share of actual costs for utilities, common area maintenance, property taxes and insurance are not included in the lease liability and are recognized in the period in which they are incurred.
For short-term leases (leases that have terms of twelve months or less upon commencement), lease payments are recognized on a straight line basis and no ROU assets are recorded. For certain equipment leases, such as office equipment, we account for the lease and non-lease components as a single lease component.

During the first quarter of 2020 certain potential impairment indicators were identified, specifically (i) the decline in the market price of our common units, (ii) the decline in global commodity prices, and (iii) the COVID-19 pandemic; however, we determined our ROU assets were not impaired as of March 31, 2020.
Supplemental balance sheet information related to leases consisted of the following (in thousands):

Assets (liabilities)	March 31, 2020	December 31, 2019
Operating leases:
Lease ROU assets	$24,886	$18,317
Accrued liabilities	(3,050)	(2,451)
Operating lease liabilities	(23,306)	(17,343)
Finance leases:
Property and equipment, gross	$7,268	$7,268
Accumulated depreciation	(5,947)	(5,845)
Property and equipment, net	1,321	1,423
Accrued liabilities	(662)	(774)
Other liabilities	(1,411)	(1,550)
Components of lease expense consisted of the following (in thousands):

		Three Months Ended March 31,
	Income Statement Line Item	2020	2019
Operating lease costs:
Operating lease cost	Cost of operations, exclusive of depreciation and amortization	$585	$372
Operating lease cost	Selling, general and administrative	408	267
Total operating lease costs		993	639
Finance lease costs:
Amortization of lease assets	Depreciation and amortization	102	819
Short-term lease costs:
Short-term lease cost	Cost of operations, exclusive of depreciation and amortization	109	67
Short-term lease cost	Selling, general and administrative	15	1
Total short-term lease costs		124	68
Variable lease costs:
Variable lease cost	Cost of operations, exclusive of depreciation and amortization	104	17
Variable lease cost	Selling, general and administrative	310	333
Total variable lease costs		414	350
Total lease costs		$1,633	$1,876

The weighted average remaining lease terms and weighted average discount rates were as follows:

	March 31, 2020	December 31, 2019
Weighted average remaining lease term:
Operating leases	8 years	8 years
Finance leases	4 years	4 years
Weighted average discount rate:
Operating leases	5.0%	4.9%
Finance leases	2.6%	2.6%
Supplemental cash flow information related to leases consisted of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(966)	$(662)
Operating cash flows from finance leases	(186)	(194)
Financing cash flows from finance leases	(250)	(287)
ROU assets obtained in exchange for lease obligations:
Operating leases	$7,297	$—
Maturities of lease liabilities as of March 31, 2020 consisted of the following (in thousands):

	Operating Leases	Finance Leases	Total
2020 (remainder)	$3,260	$552	$3,812
2021	4,073	567	4,640
2022	3,828	398	4,226
2023	3,531	369	3,900
2024	3,345	284	3,629
Thereafter	14,544	—	14,544
Total lease payments	32,581	2,170	34,751
Less: present value discount	(6,225)	(97)	(6,322)
Present value of lease liabilities	$26,356	$2,073	$28,429
As of March 31, 2020, we have not entered into any additional leases that have not yet commenced.
Lessor Accounting
We granted a bargain purchase option to a customer with respect to certain compressor packages leased to the customer. The bargain purchase option provides the customer with an option to acquire the equipment at a value significantly less than the fair market value at the end of the lease term in 2021.
We accounted for this option as a sales-type lease resulting in a current installment receivable included in other accounts receivable of $4.1 million and $4.0 million, and a long-term installment receivable included in other assets of $1.9 million and $2.9 million as of March 31, 2020 and December 31, 2019, respectively.
As of March 31, 2020, there is no allowance for credit losses on our net investment in the sales-type lease based on our collections experience with the customer.

Revenue and interest income related to the lease is recognized over the lease term. We recognize maintenance revenue within contract operations revenue and interest income within interest expense, net. Maintenance revenue and interest income were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Maintenance revenue	$323	$323
Interest income	124	194
Lease payments expected to be received subsequent to March 31, 2020 are as follows (in thousands):

Lease Payments
2020 (remainder)	$4,255
2021	3,356
Total installment receivables	7,611
Less: present value discount	(1,658)
Present value of installment receivables	$5,953
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
(8)  Long-term Debt
Our long-term debt, of which there is no current portion, consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Revolving credit facility	$459,322	$402,722
Senior Notes 2026, aggregate principal	725,000	725,000
Senior Notes 2027, aggregate principal	750,000	750,000
Less: deferred financing costs, net of amortization	(24,744)	(25,362)
Total senior notes, net	1,450,256	1,449,638
Total long-term debt, net	$1,909,578	$1,852,360
Revolving Credit Facility
As of March 31, 2020, we were in compliance with all of our covenants under the Credit Agreement. The Credit Agreement has an aggregate commitment of $1.6 billion (subject to availability under our borrowing base), with a further potential increase of $400 million, and has a maturity date of April 2, 2023.
As of March 31, 2020, we had outstanding borrowings under the Credit Agreement of $459.3 million, $1.1 billion of borrowing base availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $185.9 million. Our weighted average interest rate in effect for all borrowings under the Credit Agreement as of March 31, 2020 was 3.67%, with a weighted average interest rate of 4.10% for the three months ended March 31, 2020. There were no letters of credit issued as of March 31, 2020. We pay a commitment fee of 0.375% on the unused portion of the Credit Agreement.
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

The Credit Agreement also contains various financial covenants, including covenants requiring us to maintain:
•a minimum EBITDA to interest coverage ratio of 2.5 to 1.0, determined as of the last day of each fiscal quarter; and
•a maximum funded debt to EBITDA ratio, determined as of the last day of each fiscal quarter, for the annualized trailing three months of 5.0 to 1.0 subject to a provision for increases to such threshold by 0.5 in connection with certain future acquisitions for the six consecutive month period following the period in which any such acquisition occurs.
The Credit Agreement matures in April 2023 and we expect to maintain it for the term. The Credit Agreement is a “revolving credit facility” that includes a lock box arrangement, whereby remittances from customers are forwarded to a bank account controlled by the administrative agent and are applied to reduce borrowings under the facility.
Senior Notes 2026
On March 23, 2018, the Partnership and its wholly owned finance subsidiary, USA Compression Finance Corp. (“Finance Corp”), co-issued the Senior Notes 2026. The Senior Notes 2026 accrue interest at the rate of 6.875% per year. Interest on the Senior Notes 2026 is payable semi-annually in arrears on each of April 1 and October 1.
The indenture governing the Senior Notes 2026 (the “2026 Indenture”) contains certain financial ratios that we must comply with in order to make certain restricted payments as described in the 2026 Indenture.
The Senior Notes 2026 are fully and unconditionally guaranteed (the “2026 Guarantees”), jointly and severally, on a senior unsecured basis by all of our existing subsidiaries (other than Finance Corp), and will be fully and unconditionally guaranteed, jointly and severally, by each of our future restricted subsidiaries that either borrows under, or guarantees, the Credit Agreement or guarantees certain of our other indebtedness (collectively, the “Guarantors”). The Senior Notes 2026 and the 2026 Guarantees are general unsecured obligations and rank equally in right of payment with all of the Guarantors’ and our existing and future senior indebtedness and senior to the Guarantors’ and our future subordinated indebtedness, if any. The Senior Notes 2026 and the 2026 Guarantees are effectively subordinated in right of payment to all of the Guarantors’ and our existing and future secured debt, including debt under the Credit Agreement and guarantees thereof, to the extent of the value of the assets securing such debt, and are structurally subordinated to all indebtedness of any of our subsidiaries that do not guarantee the Senior Notes 2026.
Senior Notes 2027
On March 7, 2019, the Partnership and Finance Corp co-issued the Senior Notes 2027. The Senior Notes 2027 accrue interest from March 7, 2019 at the rate of 6.875% per year. Interest on the Senior Notes 2027 is payable semi-annually in arrears on each of March 1 and September 1.
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
(9)  Preferred Units
We had 500,000 Preferred Units outstanding as of March 31, 2020 and December 31, 2019, respectively, with a face value of $1,000 per Preferred Unit.
The Preferred Units rank senior to the common units with respect to distributions and rights upon liquidation. The Preferred Unitholders are entitled to receive cumulative quarterly cash distributions equal to $24.375 per Preferred Unit.

We have declared and paid quarterly cash distributions to our Preferred Unitholders of record as follows:

Payment Date	Distribution per Preferred Unit
February 8, 2019	$24.375
May 10, 2019	24.375
August 9, 2019	24.375
November 8, 2019	24.375
2019 total distributions	$97.500

February 7, 2020	$24.375
Announced Quarterly Distribution
On April 16, 2020, we declared a cash distribution of $24.375 per unit on the Preferred Units. The distribution will be paid on May 8, 2020 to unitholders of record as of close of business on April 27, 2020.
Changes in the Preferred Units balance are as follows (in thousands):

Preferred Units
Balance at December 31, 2019	$477,309
Net income allocated to Preferred Units	12,187
Cash distributions on Preferred Units	(12,187)
Balance at March 31, 2020	$477,309

(10) Partners’ Capital
Common Units
The change in common units outstanding was as follows:

Units outstanding
Number of units outstanding at December 31, 2019	96,631,976
Vesting of phantom units	70,461
Issuance of common units under the DRIP	18,883
Number of units outstanding at March 31, 2020	96,721,320
As of March 31, 2020, ETO held 46,056,228 common units, including 8,000,000 common units held by the General Partner and controlled by ETO.
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

Cash Distributions
We have declared and paid quarterly distributions per unit to our limited partner unitholders of record, including holders of our common units and phantom units, as follows (dollars in millions, except distribution per unit):

Payment Date	Distribution per Limited Partner Unit	Amount Paid to Common Unitholders	Amount Paid to Phantom Unitholders	Total Distribution
February 8, 2019	$0.525	$47.2	$0.7	$47.9
May 10, 2019	0.525	47.3	0.6	47.9
August 9, 2019	0.525	47.4	0.6	48.0
November 8, 2019	0.525	50.7	0.6	51.3
2019 total distributions	$2.10	$192.6	$2.5	$195.1

February 7, 2020	$0.525	$50.7	$0.9	$51.6
Announced Quarterly Distribution
On April 16, 2020, we announced a cash distribution of $0.525 per unit on our common units. The distribution will be paid on May 8, 2020 to common unitholders of record as of the close of business on April 27, 2020.
DRIP
During the three months ended March 31, 2020, distributions of $0.3 million were reinvested under the DRIP resulting in the issuance of 18,883 common units.
Warrants
As of March 31, 2020 and December 31, 2019, we had two tranches of warrants outstanding, which includes warrants to purchase (i) 5,000,000 common units with a strike price of $17.03 per common unit and (ii) 10,000,000 common units with a strike price of $19.59 per common unit (collectively, the “Warrants”). The Warrants may be exercised by the holders at any time before April 2, 2028.
Earnings per Unit
The computation of earnings per unit is based on the weighted average number of participating securities outstanding during the applicable period. Basic earnings per unit is determined by dividing net loss attributable to unitholders allocated to participating securities after deducting the amount distributed on Preferred Units, by the weighted average number of participating securities outstanding during the period. Net loss attributable to unitholders is allocated to participating securities based on their respective shares of the distributed and undistributed earnings for the period. To the extent cash distributions exceed net loss attributable to unitholders for the period, the excess distributions are allocated to all participating securities outstanding based on their respective ownership percentages. Diluted earnings per unit are computed using the treasury stock method, which considers the potential issuance of limited partner units associated with our long-term incentive plan and Warrants. The classes of participating securities include common units, Class B Units prior to July 30, 2019, and certain equity-based compensation awards. Unvested phantom units and unexercised Warrants are not included in basic earnings per unit, as they are not considered to be participating securities, but are included in the calculation of diluted earnings per unit to the extent that they are dilutive, and in the case of Warrants to the extent they are considered “in the money.”
For the three months ended March 31, 2020 and 2019, approximately 489,000 and 114,000 incremental unvested phantom units, respectively, were excluded from the calculation of diluted earnings per common unit because the impact was anti-dilutive. For the three months ended March 31, 2020 and 2019, our outstanding Warrants are not included in the computation as they are not considered “in the money” for either period.

(11) Revenue Recognition
Disaggregation of Revenue
The following table disaggregates our revenue by type of service (in thousands):

	Three Months Ended March 31,
	2020	2019
Contract operations revenue	$175,902	$168,010
Retail parts and services revenue	3,097	2,736
Total revenues	$178,999	$170,746
The following table disaggregates our revenue by timing of provision of services or transfer of goods (in thousands):

	Three Months Ended March 31,
	2020	2019
Services provided over time:
Primary term	$120,362	$97,359
Month-to-month	55,540	70,651
Total services provided over time	175,902	168,010
Services provided or goods transferred at a point in time	3,097	2,736
Total revenues	$178,999	$170,746
Contract Assets and Trade Accounts Receivable
We record contract assets when we have completed performance under a contract but our right to consideration is not yet unconditional. We had no contract assets as of March 31, 2020 and December 31, 2019. There were no significant changes to our trade accounts receivable balances due to contract modifications or adjustments, or changes in time frame for a right to consideration to become unconditional, during the period.
Deferred Revenue
We record deferred revenue when cash payments are received or due in advance of our performance. Components of deferred revenue were as follows (in thousands):

	Balance sheet location	March 31, 2020	December 31, 2019
Current (1)	Deferred revenue	$48,594	$48,289
Noncurrent	Other liabilities	8,506	7,957
Total		$57,100	$56,246
______________________
(1)We recognized $41.7 million of revenue during the three months ended March 31, 2020 related to our deferred revenue balance as of December 31, 2019.
The increase in the deferred revenue balance for the three months ended March 31, 2020 is primarily driven by cash payments received or due in advance of satisfying our performance obligations under a contract. There was no significant change to our deferred revenue balance as a result of changes in time frame for a performance obligation to be satisfied during the period.

Performance Obligations
As of March 31, 2020, the aggregate amount of transaction price allocated to unsatisfied performance obligations related to our contract operations revenue is $618.9 million. We expect to recognize these remaining performance obligations as follows (in thousands):

	2020 (remainder)	2021	2022	2023	Thereafter	Total
Remaining performance obligations	$289,651	$189,043	$88,005	$35,652	$16,540	$618,891

(12) Transactions with Related Parties
We provide compression services to entities affiliated with ETO, which as of March 31, 2020 owned approximately 48% of our limited partner interests and 100% of the General Partner. Revenue recognized from such affiliated ETO entities on our consolidated statement of operations were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Related party revenues	$3,157	$4,086
We had $0.3 million and $0.5 million within related party receivables and $0 and $1,000 within accounts payable on our unaudited condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively, from such affiliated ETO entities. Additionally, the Partnership had a $44.9 million related party receivable from ETO as of March 31, 2020 and December 31, 2019, related to indemnification for sales tax contingencies incurred by the USA Compression Predecessor. See Note 13 for more information related to such sales tax contingencies.
(13) Commitments and Contingencies
(a)Major Customers
We did not have revenue from any single customer representing 10% or more of total revenue for the three months ended March 31, 2020 or 2019.
(b)Litigation
From time to time, we and our subsidiaries may be involved in various claims and litigation arising in the ordinary course of business. In management’s opinion, the resolution of such matters is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
(c)Equipment Purchase Commitments
Our future capital commitments are comprised of binding commitments under purchase orders for new compression units and serialized parts ordered but not received. Those commitments as of March 31, 2020 were $33.5 million, which we expect to settle during the remainder of 2020.
(d)Sales Tax Contingencies
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
As of March 31, 2020, we have recorded a $44.9 million accrued liability and $44.9 million related party receivable from ETO related to open audits with the Comptroller.
During January 2020, we entered into a compromise and settlement agreement with the Comptroller for the audit of the USA Compression Predecessor for the period from August 2006 to December 2007 for $4.0 million, which was paid by the USA Compression Predecessor’s former owner in February 2020.

For more information, see Note 17 to the consolidated financial statements included in our 2019 Annual Report.
(14) Recent Accounting Pronouncements
In March 2019, FASB issued ASU 2020-04, Reference Rate Reform (“Topic 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendment to Topic 848 provides relief from certain contract modification accounting requirements for the transition away from LIBOR and certain other reference rates. Adoption of the amendments in this update are optional, effective upon issuance and may be adopted during any interim or annual period through December 31, 2022. We are currently evaluating the impact, if any, of the amendments to Topic 848 on our consolidated financial statements.
(15) Subsequent Event
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which includes modifications to the limitation on business interest expense and net operating loss provisions, and provides a payment delay of employer payroll taxes during 2020 after the date of enactment. We are currently evaluating the impact of the CARES Act, but it is not expected to have a material impact on our consolidated financial statements.

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
Known material factors that could cause our actual results to differ from those in these forward-looking statements are described in Part II, Item 1A “Risk Factors” and elsewhere in this report. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:
•changes in the long-term supply of and demand for crude oil and natural gas, including as a result of uncertainty regarding the length of time it will take for the United States and the rest of the world to slow the spread of the COVID-19 virus to the point where applicable authorities are comfortable easing current restrictions on various commercial and economic activities; such restrictions are designed to protect public health but also have the effect of significantly reducing demand for crude oil and natural gas;
•the severity and duration of world health events, including the recent COVID-19 outbreak, related economic repercussions, actions taken by governmental authorities and other third parties in response to the pandemic and the resulting severe disruption in the oil and gas industry and negative impact on demand for oil and gas, which is negatively impacting our business;
•changes in general economic conditions and changes in economic conditions of the crude oil and natural gas industries specifically, including the current significant surplus in the supply of oil and actions by the members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (together with OPEC and other allied producing countries, “OPEC+”) with respect to oil production levels and announcements of potential changes in such levels, including the ability of the OPEC+ countries to agree on and comply with supply limitations;
•uncertainty regarding the timing, pace and extent of an economic recovery in the United States and elsewhere, which in turn will likely affect demand for crude oil and natural gas and therefore the demand for the compression and treating services we provide and the commercial opportunities available to us;
•the deterioration of the financial condition of our customers;
•renegotiation of material terms of customer contracts;
•competitive conditions in our industry;
•our ability to realize the anticipated benefits of acquisitions;
•actions taken by our customers, competitors and third-party operators;
•changes in the availability and cost of capital;
•operating hazards, natural disasters, epidemics, pandemics (such as COVID-19), weather-related delays, casualty losses and other matters beyond our control;
•operational challenges relating to the COVID-19 pandemic and efforts to mitigate the spread of the virus, including logistical challenges, protecting the health and well-being of our employees, remote work arrangements, performance of contracts and supply chain disruptions;
•the effects of existing and future laws and governmental regulations; and
•the effects of future litigation.
Many of the foregoing risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any consequent worsening of the global business and economic environment. New factors emerge from time to time, and it is not possible for us to predict all such factors. Should one or more of the risks or uncertainties described in this Quarterly Report occur, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements.
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
Trends and Outlook
We provide compression services in a number of shale plays throughout the U.S., including the Utica, Marcellus, Permian Basin, Delaware Basin, Eagle Ford, Mississippi Lime, Granite Wash, Woodford, Barnett, Haynesville, Niobrara and Fayetteville shales. Demand for our services is driven by the domestic production of natural gas and crude oil. As such, we have focused our activities in areas of attractive natural gas and crude oil production growth, which are generally found in these shale and unconventional resource plays. According to studies promulgated by the Energy Information Agency, the production and transportation volumes in these shale plays are expected to increase over the long term due to the comparatively attractive economic returns as compared to returns achieved in many conventional basins. Furthermore, the changes in production volumes and pressures of shale plays over time require a wider range of compression services than in conventional basins. We believe we are well-positioned to meet these changing operating conditions due to the operational design flexibility inherent in our compression units.
A significant amount of our assets are utilized in natural gas infrastructure applications typically located in shale plays, primarily in centralized gathering systems and processing facilities utilizing large horsepower compression units. Given the infrastructure nature of these applications and long-term investment horizon of our customers, we have generally experienced stability in service rates and higher sustained utilization relative to other businesses more directly tied to drilling activity and wellhead economics. In addition to our natural gas infrastructure applications, a portion of our fleet is used in connection with gas lift applications on crude oil production targeted by horizontal drilling techniques and can be accomplished by both small and large horsepower compression equipment.
Domestic natural gas production generally occurs in either primarily gas basins, such as the Marcellus, Utica and Haynesville Shales, or in basins such as the Permian and Delaware Basins and the Mid-Continent, where associated gas volumes are a byproduct of crude oil production. Over the past several years, relative stability in commodity prices has encouraged investment in domestic exploration and production (“E&P”) and midstream infrastructure across the energy industry, particularly in the low-cost basins characterized by associated gas and crude oil production. The development of these basins producing both commodities has created additional incremental demand for natural gas compression over the last several years as it is a critical method to transport associated gas volumes or enhance crude oil production through gas lift, allowing our customers to produce additional crude oil at more economically attractive levels.
However, recent events have impacted and may continue to impact our operations in areas driven by associated gas and crude oil production. The considerable oil price drop in March 2020 due to the collapse of discussions among OPEC+, Saudi Arabia’s announcement that it would be discounting its price, and increasing its supply, of crude oil into the global market and the ongoing global impact, both real and perceived, on crude oil demand from the COVID-19 pandemic has created additional uncertainty regarding the demand for compression services in certain of our operating areas. While our business is focused on providing compression services and does not have any direct exposure to commodity prices, we have indirect exposure to commodity prices as overall levels of activity across the energy industry are influenced by the commodity price environment. For example, because oil prices have continued to remain depressed as the supply into the market has continued, demand has yet to rebound and there has been increasing concern over the level of available domestic storage, many E&P companies, including some of our customers, have responded by significantly cutting planned capital spending budgets for the remainder of 2020. We expect the resulting decrease in production to in turn negatively affect the demand for new compression services and potentially reduce the need for us to spend capital on new compression units for deployment in associated gas producing regions. The impact on existing production of crude oil and natural gas, however, is far less certain. Variables such as takeaway capacity, flaring considerations, potential production prorationing, reservoir pressure and flow rates, high switching costs associated with large horsepower compressors (borne by our customers), and specific company dynamics may all factor into producers’ decisions with respect to their existing production. For example, as wells age, and the reservoir pressures naturally continue to decline, more horsepower may be required to meet the customer’s operational needs. In contrast, small horsepower gas lift applications have historically been more susceptible to commodity price swings, and we have experienced, and may continue to experience, some pressure on service rates and utilization in small horsepower gas lift applications. We cannot predict with reasonable certainty the effect on utilization of our assets servicing existing production in these regions.
Unlike crude oil, natural gas production and prices have been influenced by different drivers over the recent past, as there is no OPEC+ equivalent in the global natural gas market and therefore the price of natural gas is generally determined by market forces of supply and demand rather than by a centralized market coordinator. Over the past several years, increased gas production in the U.S. driven by large volumes of gas produced from shale sources has been a main driver of an overall drop in natural gas prices. This sustained low natural gas price environment has helped create relatively resilient baseload demand for natural gas for domestic use in power generation and industrial purposes such as chemical plants and other types of manufacturing. Also, the development of long-term export infrastructure has continued to occur alongside the low natural gas price environment, and the U.S. became a net exporter of natural gas into global markets in 2017. We expect this baseload natural gas demand will continue to drive long-term domestic natural gas production despite low natural gas prices.
In addition to the relatively stable supply, demand and price fundamentals of natural gas, we believe that the geographic diversity and portability of our assets should help mitigate the impact of current market volatility. While we expect a reduction in the production of associated gas and demand for our services in certain regions beginning mid-year 2020, we remain optimistic that such reduction will have a positive impact on both natural gas prices and the utilization of our assets in other regions primarily tied to natural gas prospects, such as the Marcellus, Utica and Haynesville Shales. Given that these are primarily gas shales, we believe it is reasonable to expect that these areas could see additional capital inflows to take advantage of relatively more attractive economics and offset the reduced supply of associated natural gas in other regions, which could increase demand for our services in these shales. Should such demand increase exceed our current compression capability in these shales, the design flexibility of our compression units making them capable of rapid reconfiguration and deployment would allow us to meet such demand by relocating units to these areas. On the whole, we believe the longer-term outlook for natural gas fundamentals remains positive, as market signs point to a more balanced gas market toward the end of 2020 and into 2021.
In summary, the outlook for commodity prices is mixed and could have a varying impact on our business. Whereas oversupply, severe demand destruction due to COVID-19 and lack of domestic storage capacity have recently driven crude oil prices to historically low levels, on the natural gas side, relatively more moderate expected demand destruction coupled with anticipated associated gas production decreases have somewhat counterbalanced softness in pricing and expectations of full gas storage going into the fall, thereby providing some support to natural gas futures prices. The overall outlook for our compression services will depend, in part, on the timing and extent of recovery in the commodity markets, and we believe the potential for natural gas to recover more quickly than crude oil should help support our business activities and overall utilization and pricing.
While we anticipate that current and projected commodity prices and the related impact to activity levels in both the upstream and midstream sectors will impact our business, we cannot predict the ultimate magnitude of that impact and expect it to be varied across our operations, depending on the region, customer, nature of compression application, contract term and other factors. We believe our customers’ mid- to long-term expectations regarding commodity prices and the cost they would incur to return our large horsepower equipment will provide an incentive for our customers to keep it in the field following expiration of the primary term, whereas we believe there is likely to be greater pressure on utilization and pricing with respect to our smaller horsepower equipment.
Ultimately, the extent to which our business will be impacted by recent market developments depends on the factors described above as well as future developments beyond our control, which are highly uncertain and cannot be predicted. In response to these market events and uncertainties, we have cut our already reduced 2020 growth capital spending budget by 25% and reduced operating expenses by 10%; and we are prepared to cut spending further should the need arise. While current market volatility makes the near-term unpredictable, we believe that overall the long-term demand for our compression services will continue given the necessity of compression in facilitating the transportation and processing of natural gas as well as the production of crude oil, although we cannot predict any possible changes in such demand with reasonable certainty.
COVID-19 Update
In the first quarter of 2020, the COVID-19 pandemic prompted several states and municipalities in which we operate to take extraordinary and wide-ranging actions to contain and combat the outbreak and spread of the virus, including mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. To the extent COVID-19 continues or worsens, governments may impose additional similar restrictions. To date, our field operations have continued largely uninterrupted as the U.S. Department of Homeland Security designated our industry part of our country’s critical infrastructure. Thus far, remote work and other COVID-19 related conditions have not significantly impacted our ability to maintain operations or caused us to incur significant additional expenses; however, we are unable to predict the duration or ultimate impact of current and potential future COVID-19 mitigation measures.

Operating Highlights
The following table summarizes certain horsepower and horsepower utilization percentages for the periods presented and excludes certain gas treating assets for which horsepower is not a relevant metric.

	Three Months Ended March 31,		Percent Change
	2020	2019
Fleet horsepower (at period end) (1)	3,705,550	3,619,898	2.4%
Total available horsepower (at period end) (2)	3,727,905	3,720,023	0.2%
Revenue generating horsepower (at period end) (3)	3,316,666	3,293,903	0.7%
Average revenue generating horsepower (4)	3,320,724	3,280,601	1.2%
Average revenue per revenue generating horsepower per month (5)	$16.89	$16.45	2.7%
Revenue generating compression units (at period end)	4,516	4,595	(1.7)%
Average horsepower per revenue generating compression unit (6)	731	714	2.4%
Horsepower utilization (7):
At period end	92.0%	94.5%	(2.6)%
Average for the period (8)	92.5%	94.2%	(1.8)%
______________________
(1)Fleet horsepower is horsepower for compression units that have been delivered to us (and excludes units on order). As of March 31, 2020, we had approximately 35,000 horsepower on order, all of which we expect to be delivered during the remainder of 2020.
(2)Total available horsepower is revenue generating horsepower under contract for which we are billing a customer, horsepower in our fleet that is under contract but is not yet generating revenue, horsepower not yet in our fleet that is under contract but not yet generating revenue and that is subject to a purchase order, and idle horsepower. Total available horsepower excludes new horsepower on order for which we do not have an executed compression services contract.
(3)Revenue generating horsepower is horsepower under contract for which we are billing a customer.
(4)Calculated as the average of the month-end revenue generating horsepower for each of the months in the period.
(5)Calculated as the average of the result of dividing the contractual monthly rate for all units at the end of each month in the period by the sum of the revenue generating horsepower at the end of each month in the period.
(6)Calculated as the average of the month-end revenue generating horsepower per revenue generating compression unit for each of the months in the period.
(7)Horsepower utilization is calculated as (i) the sum of (a) revenue generating horsepower, (b) horsepower in our fleet that is under contract but is not yet generating revenue, and (c) horsepower not yet in our fleet that is under contract, not yet generating revenue and that is subject to a purchase order, divided by (ii) total available horsepower less idle horsepower that is under repair. Horsepower utilization based on revenue generating horsepower and fleet horsepower as of March 31, 2020 and 2019 was 89.5% and 91.0%, respectively.
(8)Calculated as the average utilization for the months in the period based on utilization at the end of each month in the period. Average horsepower utilization based on revenue generating horsepower and fleet horsepower for the three months ended March 31, 2020 and 2019 was 89.8% and 90.8%, respectively.
The 2.4% increase in fleet horsepower as of March 31, 2020 compared to March 31, 2019 was attributable to compression units added to our fleet to meet then expected incremental demand by new and current customers for our compression services. The 0.7% increase in revenue generating horsepower as of March 31, 2020 compared to March 31, 2019 was primarily due to organic growth in our large horsepower fleet. The increase was due to a 2.4% increase in average horsepower per revenue generating compression unit due to the organic growth in our large horsepower fleet, partially offset by a 1.7% decrease in revenue generating compression units related to returns of compression units from our customers.
The 2.7% increase in average revenue per revenue generating horsepower per month during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to contracts on new compression units and selective price increases on the existing fleet.
Average horsepower utilization decreased to 92.5% during the three months ended March 31, 2020 compared to 94.2% during the three months ended March 31, 2019. The 1.8% decrease in average horsepower utilization is primarily due to (1) a 2.4% decrease in horsepower that is on-contract or pending-contract but not yet active and (2) a 1.5% increase in our average idle fleet from compression units returned to us. Average horsepower utilization based on revenue generating horsepower and fleet horsepower decreased to 89.8% during the three months ended March 31, 2020 compared to 90.8% during the three months ended March 31, 2019. The 1.1% decrease is primarily attributable to an increase in our average idle fleet from compression units returned to us. We believe these decreases are the result of a delay in planned projects of certain of our customers.
Financial Results of Operations
Three months ended March 31, 2020 compared to the three months ended March 31, 2019
The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Three Months Ended March 31,		Percent Change
	2020	2019
Revenues:
Contract operations	$172,794	$163,976	5.4%
Parts and service	3,048	2,684	13.6%
Related party	3,157	4,086	(22.7)%
Total revenues	178,999	170,746	4.8%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	59,165	57,025	3.8%
Gross operating margin	119,834	113,721	5.4%
Other operating and administrative costs and expenses:
Selling, general and administrative	12,385	15,995	(22.6)%
Depreciation and amortization	58,762	58,924	(0.3)%
Loss (gain) on disposition of assets	(1,014)	40	*
Impairment of compression equipment	—	3,234	*
Impairment of goodwill	619,411	—	*
Total other operating and administrative costs and expenses	689,544	78,193	*
Operating income (loss)	(569,710)	35,528	*
Other income (expense):
Interest expense, net	(32,478)	(28,857)	12.5%
Other	23	20	15.0%
Total other expense	(32,455)	(28,837)	12.5%
Net income (loss) before income tax expense	(602,165)	6,691	*
Income tax expense	296	104	*
Net income (loss)	$(602,461)	$6,587	*
______________________
*Not meaningful
Contract operations revenue. The $8.8 million increase in contract operations revenue for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily attributable to a year-to-year increase in demand for our compression services driven by increased U.S. production of crude oil and natural gas as average revenue per revenue generating horsepower per month increased 2.7% to $16.89 for the three months ended March 31, 2020 compared to $16.45 for the three months ended March 31, 2019. Our contract operations revenue was not materially impacted by any renegotiations of our contracts with our customers, and average revenue per revenue generating horsepower per month associated with our compression services provided on a month-to-month basis did not significantly differ from the average revenue per revenue generating horsepower per month associated with our compression services provided under contracts in the primary term during the period.
Parts and service revenue. The $0.4 million increase in parts and service revenue for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily attributable to an increase in maintenance work performed on units at our customers’ locations that are outside the scope of our core maintenance activities and offered as a courtesy to our customers, and freight and crane charges that are directly reimbursable by customers. Demand for retail parts and services fluctuates from period to period based on the varying needs of our customers.
Related party revenue. Related party revenue was earned through related party transactions in the ordinary course of business with various affiliated entities of ETO. The $0.9 million decrease in related party revenue for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily attributable to a decrease in contract operations revenue with various affiliated entities of ETO.
Cost of operations, exclusive of depreciation and amortization. The $2.1 million increase in cost of operations, exclusive of depreciation and amortization, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to (1) a $1.5 million increase in direct expenses, such as parts and fluids expenses and (2) a $0.5 million increase in direct labor expenses. These increases are primarily driven by the increase in average revenue generating horsepower during the current period.
Gross operating margin. The $6.1 million increase in gross operating margin for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to an increase in revenues, partially offset by an increase in cost of operations, exclusive of depreciation and amortization, due to the increase in average revenue generating horsepower.
Selling, general and administrative expense. The $3.6 million decrease in selling, general and administrative expense for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to a $5.0 million decrease in unit-based compensation expense, partially offset by a $1.5 million increase in the provision for expected credit losses.
The decrease in unit-based compensation expense is primarily due to the decrease in our unit price in the current period and the related mark-to-market change to our unit-based compensation liability. The changes to unit-based compensation and the provision for expected credit losses are both related to the sharp decline in crude oil prices driven by decreased demand due to the COVID-19 pandemic and the global oversupply of crude oil.
Depreciation and amortization expense. The $0.2 million decrease in depreciation and amortization expense for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily related to a $1.3 million decrease in non-compression unit related depreciation, partially offset by an increase of $1.1 million in compression unit related depreciation due to the increase in fleet horsepower.
Loss (gain) on disposition of assets. The $1.0 million gain on disposition of assets for three months ended March 31, 2020 was due to $0.7 million in insurance recoveries on compression unit fixed assets and $0.3 million in disposals of non-compression unit fixed assets.
Impairment of compression equipment. The $3.2 million impairment of compression equipment for the three months ended March 31, 2019 was primarily the result of our evaluations of the future deployment of our idle fleet under then-current market conditions. Our evaluations determined that due to certain performance characteristics of the impaired equipment, such as excessive maintenance costs and the inability of the equipment to meet then-current emissions standards without excessive retrofitting costs, this equipment was unlikely to be accepted by customers under then-current market conditions.
As a result of our evaluations during the three months ended March 31, 2019, we determined to retire or re-utilize key components of 14 compressor units, or approximately 4,700 horsepower, that were previously used to provide services in our business. No impairment was recorded for the three months ended March 31, 2020.
Impairment of goodwill. During the first quarter of 2020 certain potential impairment indicators were identified, specifically (i) the decline in the market price of our common units, (ii) the decline in global commodity prices, and (iii) the COVID-19 pandemic; which together indicated the fair value of the reporting unit was less than its carrying amount as of March 31, 2020. Management determined fair value using a weighted combination of the income approach and the market approach and, as a result, recognized a $619.4 million impairment of goodwill for the three months ended March 31, 2020. No impairment was recorded for the three months ended March 31, 2019.
Interest expense, net. The $3.6 million increase in interest expense, net for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily attributable to a full quarter of interest expense incurred in the current period on the Senior Notes 2027 issued in March 2019, which were used to reduce borrowings under the Credit Agreement, partially offset by reduced borrowings and lower weighted average interest rates under the Credit Agreement.

The weighted average interest rate applicable to borrowings under the Credit Agreement was 4.10% and 5.07% for the three months ended March 31, 2020 and 2019, respectively, and average outstanding borrowings under the Credit Agreement were $414.2 million and $868.7 million for the three months ended March 31, 2020 and 2019, respectively.
Other Financial Data
The following table summarizes other financial data for the periods presented (dollars in thousands):

Other Financial Data: (1)	Three Months Ended March 31,		Percent Change
	2020	2019
Gross operating margin	$119,834	$113,721	5.4%
Gross operating margin percentage (2)	66.9%	66.6%	0.5%
Adjusted EBITDA	$106,184	$101,377	4.7%
Adjusted EBITDA percentage (2)	59.3%	59.4%	(0.2)%
DCF	$54,702	$54,852	(0.3)%
DCF Coverage Ratio	1.08x	1.16x	(6.9)%
Cash Coverage Ratio	1.09x	1.16x	(6.0)%
______________________
(1)Gross operating margin, Adjusted EBITDA, Distributable Cash Flow (“DCF”), DCF Coverage Ratio and Cash Coverage Ratio are all non-GAAP financial measures. Definitions of each measure, as well as reconciliations of each measure to its most directly comparable financial measure(s) calculated and presented in accordance with GAAP, can be found below under the caption “Non-GAAP Financial Measures.”
(2)Gross operating margin percentage and Adjusted EBITDA percentage are calculated as a percentage of revenue.
Adjusted EBITDA. The $4.8 million, or 4.7%, increase in Adjusted EBITDA for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily attributable to a $6.1 million increase in gross operating margin, partially offset by a $1.3 million increase in selling, general and administrative expenses, excluding transaction expenses, unit-based compensation expense (income) and other non-recurring charges.
DCF. The $0.2 million, or 0.3%, decrease in DCF for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily attributable to (1) a $3.3 million increase in cash interest expense, net, (2) a $1.9 million increase in maintenance capital expenditures and (3) a $1.3 million increase in selling, general and administrative expenses, excluding transaction expenses, unit-based compensation expense (income) and other non-recurring charges. These decreases were partially offset by a $6.1 million increase in gross operating margin.
Coverage Ratios. The decreases in DCF Coverage Ratio and Cash Coverage Ratio for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 were primarily attributable to an increase in cash distributions paid on common units in the current period due to the conversion of 6,397,965 Class B Units, which did not participate in distributions, to common units on a one-for-one basis on July 30, 2019.
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
We typically utilize cash generated by operating activities and, where necessary, borrowings under the Credit Agreement to service our debt, fund working capital, fund our estimated expansion capital expenditures, fund our maintenance capital expenditures and pay distributions to our unitholders. In response to current market conditions, we have reduced our capital spending and operating expenses through the remainder of 2020. However, if market conditions related to COVID-19 and the global oversupply of crude oil persist, this could eventually reduce our cash generated by operating activities and increase our leverage. Covenants in the Credit Agreement and other debt instruments require that we maintain certain leverage ratios, and if we predict that we may violate those covenants in the future we could: (i) delay discretionary capital spending and further reduce operating expenses; (ii) request an amendment to the Credit Agreement; or (iii) reduce or suspend distributions to our unitholders.

Because we distribute all of our available cash, which excludes prudent operating reserves, we expect to fund any future expansion capital expenditures or acquisitions primarily with capital from external financing sources, such as borrowings under the Credit Agreement and issuances of debt and equity securities, including under the DRIP.
Cash Flows
The following table summarizes our sources and uses of cash for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash provided by operating activities	$50,077	$47,769
Net cash used in investing activities	(42,070)	(34,653)
Net cash used in financing activities	(8,015)	(12,988)
Net cash provided by operating activities. The $2.3 million increase in net cash provided by operating activities for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily attributable to a $2.9 million increase in net income, as adjusted for non-cash items.
Net cash used in investing activities. The $7.4 million increase in net cash used in investing activities for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily attributable to an $8.9 million increase in capital expenditures, for purchases of new compression units, related equipment and reconfiguration costs, offset by a $1.6 million increase in proceeds from disposition of property and equipment.
Net cash used in financing activities. The $5.0 million decrease in net cash used in financing activities for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily attributable to a decrease in financing costs of $13.1 million due to the issuance of the Senior Notes 2027 in March 2019, partially offset by (1) a $5.3 million decrease in net borrowings and (2) a $3.6 million increase in cash distributions paid on common units primarily due to the conversion of 6,397,965 Class B Units, which did not participate in distributions, to common units on a one-for-one basis on July 30, 2019.
Capital Expenditures
The compression services business is capital intensive, requiring significant investment to maintain, expand and upgrade existing operations. Our capital requirements have consisted primarily of, and we anticipate that our capital requirements will continue to consist primarily of, the following:
•maintenance capital expenditures, which are capital expenditures made to maintain the operating capacity of our assets and extend their useful lives, to replace partially or fully depreciated assets, or other capital expenditures that are incurred in maintaining our existing business and related operating income; and
•expansion capital expenditures, which are capital expenditures made to expand the operating capacity or operating income capacity of assets, including by acquisition of compression units or through modification of existing compression units to increase their capacity, or to replace certain partially or fully depreciated assets that were not currently generating operating income.
We classify capital expenditures as maintenance or expansion on an individual asset basis. Over the long term, we expect that our maintenance capital expenditure requirements will continue to increase as the overall size and age of our fleet increases. Our aggregate maintenance capital expenditures for the three months ended March 31, 2020 and 2019 were $8.8 million and $6.9 million, respectively. We currently plan to spend approximately $30.0 million in maintenance capital expenditures for the year 2020, including parts consumed from inventory.
Without giving effect to any equipment we may acquire pursuant to any future acquisitions, we currently have budgeted between $80.0 million and $90.0 million in expansion capital expenditures for the year 2020. Our expansion capital expenditures for the three months ended March 31, 2020 and 2019 were $46.5 million and $33.0 million, respectively.
As of March 31, 2020, we had binding commitments to purchase $33.5 million of additional compression units and serialized parts, all of which we expect to be delivered during the remainder of 2020.

Revolving Credit Facility
As of March 31, 2020, we were in compliance with all of our covenants under the Credit Agreement. As of March 31, 2020, we had outstanding borrowings under the Credit Agreement of $459.3 million, $1.1 billion of borrowing base availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $185.9 million.
As of April 30, 2020, we had outstanding borrowings under the Credit Agreement of $432.9 million.
For a more detailed description of the Credit Agreement, see Note 8 to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this report and Note 10 to the consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” included in our 2019 Annual Report.
Senior Notes
As of March 31, 2020, we had $725.0 million and $750.0 million outstanding on our Senior Notes 2026 and Senior Notes 2027, respectively.
The Senior Notes 2026 are due on April 1, 2026 and accrue interest at the rate of 6.875% per year. Interest on the Senior Notes 2026 is payable semi-annually in arrears on each of April 1 and October 1.
The Senior Notes 2027 are due on September 1, 2027 and accrue interest at the rate of 6.875% per year. Interest on the Senior Notes 2027 is payable semi-annually in arrears on each of March 1 and September 1.
For more detailed descriptions of the Senior Notes 2026 and Senior Notes 2027, see Note 8 to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this report and Note 10 to the consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” included in our 2019 Annual Report.
DRIP
During the three months ended March 31, 2020, distributions of $0.3 million were reinvested under the DRIP resulting in the issuance of 18,883 common units. Such distributions are treated as non-cash transactions in the accompanying unaudited condensed consolidated statements of cash flows included under Part I, Item 1 “Financial Statements” of this report.
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

The following table reconciles gross operating margin to operating income (loss), its most directly comparable GAAP financial measure, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenues:
Contract operations	$172,794	$163,976
Parts and service	3,048	2,684
Related party	3,157	4,086
Total revenues	178,999	170,746
Cost of operations, exclusive of depreciation and amortization	59,165	57,025
Gross operating margin	$119,834	$113,721
Other operating and administrative costs and expenses:
Selling, general and administrative	12,385	15,995
Depreciation and amortization	58,762	58,924
Loss (gain) on disposition of assets	(1,014)	40
Impairment of compression equipment	—	3,234
Impairment of goodwill	619,411	—
Total other operating and administrative costs and expenses	689,544	78,193
Operating income (loss)	$(569,710)	$35,528
Adjusted EBITDA
We define EBITDA as net income (loss) before net interest expense, depreciation and amortization expense, and income tax expense. We define Adjusted EBITDA as EBITDA plus impairment of compression equipment, impairment of goodwill, interest income on capital lease, unit-based compensation expense (income), severance charges, certain transaction fees, loss (gain) on disposition of assets and other. We view Adjusted EBITDA as one of management’s primary tools for evaluating our results of operations, and we track this item on a monthly basis both as an absolute amount and as a percentage of revenue compared to the prior month, year-to-date, prior year and budget. Adjusted EBITDA is used as a supplemental financial measure by our management and external users of our financial statements, such as investors and commercial banks, to assess:
•the financial performance of our assets without regard to the impact of financing methods, capital structure or historical cost basis of our assets;
•the viability of capital expenditure projects and the overall rates of return on alternative investment opportunities;
•the ability of our assets to generate cash sufficient to make debt payments and to pay distributions; and
•our operating performance as compared to those of other companies in our industry without regard to the impact of financing methods and capital structure.
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
Because we use capital assets, depreciation, impairment of compression equipment, loss (gain) on disposition of assets and the interest cost of acquiring compression equipment are also necessary elements of our costs. Unit-based compensation expense (income) related to equity awards to employees is also a necessary component of our business. Therefore, measures that exclude these elements have material limitations. To compensate for these limitations, we believe that it is important to consider both net income (loss) and net cash provided by operating activities determined under GAAP, as well as Adjusted EBITDA, to evaluate our financial performance and our liquidity. Our Adjusted EBITDA excludes some, but not all, items that affect net income (loss) and net cash provided by operating activities, and these measures may vary among companies. Management compensates for the limitations of Adjusted EBITDA as an analytical tool by reviewing the comparable GAAP measures, understanding the differences between the measures and incorporating this knowledge into their decision making processes.
The following table reconciles Adjusted EBITDA to net income (loss) and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(602,461)	$6,587
Interest expense, net	32,478	28,857
Depreciation and amortization	58,762	58,924
Income tax expense	296	104
EBITDA	$(510,925)	$94,472
Interest income on capital lease	124	194
Unit-based compensation expense (income) (1)	(1,829)	3,134
Transaction expenses (2)	—	86
Severance charges	417	217
Loss (gain) on disposition of assets	(1,014)	40
Impairment of compression equipment (3)	—	3,234
Impairment of goodwill (4)	619,411	—
Adjusted EBITDA	$106,184	$101,377
Interest expense, net	(32,478)	(28,857)
Non-cash interest expense	1,986	1,680
Income tax expense	(296)	(104)
Interest income on capital lease	(124)	(194)
Transaction expenses	—	(86)
Severance charges	(417)	(217)
Other	1,623	14
Changes in operating assets and liabilities	(26,401)	(25,844)
Net cash provided by operating activities	$50,077	$47,769
______________________
(1)For the three months ended March 31, 2020 and 2019, unit-based compensation expense included $0.9 million and $0.7 million, respectively, of cash payments related to quarterly payments of DERs on outstanding phantom unit awards and $0 and $0.3 million, respectively, related to the cash portion of any settlement of phantom unit awards upon vesting. The remainder of the unit-based compensation expense (income) for all periods was related to non-cash adjustments to the unit-based compensation liability.
(2)Represents certain expenses related to potential and completed transactions and other items. We believe it is useful to investors to exclude these fees.
(3)Represents non-cash charges incurred to write down long-lived assets with recorded values that are not expected to be recovered through future cash flows.
(4)For further discussion of our goodwill impairment recorded for the three months ended March 31, 2020, see “Financial Results of Operations” above and Note 5 to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this report.
Distributable Cash Flow
We define DCF as net income (loss) plus non-cash interest expense, non-cash income tax expense, depreciation and amortization expense, unit-based compensation expense (income), impairment of compression equipment, impairment of goodwill, certain transaction fees, severance charges, loss (gain) on disposition of assets, proceeds from insurance recovery and other, less distributions on Preferred Units and maintenance capital expenditures.

We believe DCF is an important measure of operating performance because it allows management, investors and others to compare basic cash flows we generate (after distributions on the Preferred Units but prior to any retained cash reserves established by the General Partner and the effect of the DRIP) to the cash distributions we expect to pay our common unitholders. Using DCF, management can quickly compute the coverage ratio of estimated cash flows to planned cash distributions.
DCF should not be considered an alternative to, or more meaningful than, net income (loss), operating income (loss), cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP as measures of operating performance and liquidity. Moreover, our DCF as presented may not be comparable to similarly titled measures of other companies.
Because we use capital assets, depreciation, impairment of compression equipment, loss (gain) on disposition of assets, the interest cost of acquiring compression equipment and maintenance capital expenditures are necessary elements of our costs. Unit-based compensation expense (income) related to equity awards to employees is also a necessary component of our business. Therefore, measures that exclude these elements have material limitations. To compensate for these limitations, we believe that it is important to consider both net income (loss) and net cash provided by operating activities determined under GAAP, as well as DCF, to evaluate our financial performance and our liquidity. Our DCF excludes some, but not all, items that affect net income (loss) and net cash provided by operating activities, and these measures may vary among companies. Management compensates for the limitations of DCF as an analytical tool by reviewing the comparable GAAP measures, understanding the differences between the measures and incorporating this knowledge into their decision making processes.

The following table reconciles DCF to net income (loss) and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(602,461)	$6,587
Non-cash interest expense	1,986	1,680
Depreciation and amortization	58,762	58,924
Non-cash income tax expense	123	14
Unit-based compensation expense (income) (1)	(1,829)	3,134
Transaction expenses (2)	—	86
Severance charges	417	217
Loss (gain) on disposition of assets	(1,014)	40
Impairment of compression equipment (3)	—	3,234
Impairment of goodwill (4)	619,411	—
Distributions on Preferred Units	(12,187)	(12,187)
Proceeds from insurance recovery	336	44
Maintenance capital expenditures (5)	(8,842)	(6,921)
DCF	$54,702	$54,852
Maintenance capital expenditures	8,842	6,921
Transaction expenses	—	(86)
Severance charges	(417)	(217)
Distributions on Preferred Units	12,187	12,187
Other	1,164	(44)
Changes in operating assets and liabilities	(26,401)	(25,844)
Net cash provided by operating activities	$50,077	$47,769
______________________
(1)For the three months ended March 31, 2020 and 2019, unit-based compensation expense included $0.9 million and $0.7 million, respectively, of cash payments related to quarterly payments of DERs on outstanding phantom unit awards and $0 and $0.3 million, respectively, related to the cash portion of any settlement of phantom unit awards upon vesting. The remainder of the unit-based compensation expense (income) for all periods was related to non-cash adjustments to the unit-based compensation liability.
(2)Represents certain expenses related to potential and completed transactions and other items. We believe it is useful to investors to exclude these fees.
(3)Represents non-cash charges incurred to write down long-lived assets with recorded values that are not expected to be recovered through future cash flows.
(4)For further discussion of our goodwill impairment recorded for the three months ended March 31, 2020, see “Financial Results of Operations” above and Note 5 to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this report.
(5)Reflects actual maintenance capital expenditures for the period presented. Maintenance capital expenditures are capital expenditures made to maintain the operating capacity of our assets and extend their useful lives, replace partially or fully depreciated assets, or other capital expenditures that are incurred in maintaining our existing business and related cash flow.
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

The following table summarizes certain coverage ratios for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
DCF	$54,702	$54,852

Distributions for DCF Coverage Ratio (1)	$50,779	$47,333

Distributions reinvested in the DRIP (2)	$612	$226

Distributions for Cash Coverage Ratio (3)	$50,167	$47,107

DCF Coverage Ratio	1.08x	1.16x

Cash Coverage Ratio	1.09x	1.16x
______________________
(1)Represents distributions to the holders of our common units as of the record date.
(2)Represents distributions to holders enrolled in the DRIP as of the record date.
(3)Represents cash distributions declared for common units not participating in the DRIP.
Off-Balance Sheet Arrangements
We have no off-balance sheet financing activities.
Recent Accounting Pronouncements
For discussion on specific recent accounting pronouncements affecting us, see Note 14 to our unaudited condensed consolidated financial statements under Part I, Item 1 “Financial Statements” of this report.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to any natural gas or crude oil in connection with our services and, accordingly, have no direct exposure to fluctuating commodity prices. However, the demand for our compression services depends upon the continued demand for, and production of, natural gas and crude oil. Sustained low natural gas or crude oil prices over the long term could result in a decline in the production of natural gas or crude oil, which could result in reduced demand for our compression services. We do not intend to hedge our indirect exposure to fluctuating commodity prices. A one percent decrease in average revenue generating horsepower for the three months ended March 31, 2020 would result in an annual decrease of approximately $6.7 million in revenue and $4.5 million in gross operating margin. Gross operating margin is a non-GAAP financial measure. For a reconciliation of gross operating margin to net income (loss), its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” of this report.
Interest Rate Risk
We are exposed to market risk due to variable interest rates under our financing arrangements.
As of March 31, 2020, we had $459.3 million of variable-rate indebtedness outstanding at a weighted average interest rate of 3.67%. A one percent increase or decrease in the effective interest rate on our variable-rate outstanding debt at March 31, 2020 would result in an annual increase or decrease in our interest expense of approximately $4.6 million.
For further information regarding our exposure to interest rate fluctuations on our debt obligations, see Note 8 to our unaudited condensed consolidated financial statements under Part I, Item 1 “Financial Statements” of this report. Although we do not currently hedge our variable rate debt, we may, in the future, hedge all or a portion of such debt.
Credit Risk
Our credit exposure generally relates to receivables for services provided. We cannot currently predict the duration or magnitude of the effects of the COVID-19 pandemic and crude oil market volatility on our customers and their ability to pay amounts due, but if any significant customer of ours should have credit or financial problems resulting in a delay or failure to pay the amount it owes us, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. Please see Part II, Item 1A. “Risk Factors” for more information regarding credit risk of our customers, suppliers and vendors.

ITEM 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020 at the reasonable assurance level.
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
ITEM 1A. Risk Factors
Security holders and potential investors in our securities should carefully consider the risk factors set forth in Part I, Item 1A. “Risk Factors” of our 2019 Annual Report. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.
The ongoing global COVID-19 pandemic and recent oil market developments could have an adverse effect on our business and results of operations.
The COVID-19 pandemic that began in early 2020 has caused extraordinary volatility in the capital markets and negatively impacted the worldwide economy, including the oil and gas industry. Demand for crude oil and natural gas has declined significantly due in part to the COVID-19 outbreak and associated government imposed restrictions and decreased consumer demand, which have had, and may continue to have, a negative impact on many of our customers involved in the domestic exploration and production of oil and gas.
In addition, recent turmoil between the members of OPEC+ resulted in Saudi Arabia discounting its price and increasing its supply of oil into the global marketplace. The dual forces of increased supply and reduced demand due to COVID-19 have caused oil prices to fall substantially, adversely affecting some of our customers. As a result, some producers have chosen to delay, or shut-in, production and certain governmental entities are considering mandates that would reduce the production of crude oil and natural gas.
While the extent of the impact these events will have on our results of operations and financial condition is uncertain, they are examples of events that have caused a reduction in the demand for, price of and level of production of natural gas and crude oil in the regions where we provide compression services, potentially causing:
•a negative impact on our results of operations and financial condition;
•the deterioration of the financial condition of our customers, suppliers and vendors;
•a hindrance on our ability to pay distributions, service our debt and other liabilities, and comply with certain restrictive financial covenants in the Credit Agreement and 2026 and 2027 Indentures;
•renegotiation of our service contracts at lower rates;
•additional costs to us, which could be significant, in connection with litigation and bankruptcies resulting from customer financial deterioration; and
•other risks more fully described in our risk factors set forth in Part I, Item 1A. “Risk Factors” of our 2019 Annual Report.
Furthermore, ongoing market volatility has increased our cost of capital significantly and blocked our access to the equity and debt capital markets, which could eventually impede our ability to grow, make distributions to our unitholders at current levels and comply with the terms of our debt agreements.
Additionally, if COVID-19 were to spread into our workforce, this could hinder our ability to provide services and otherwise perform our contractual obligations to our customers. The duration of the COVID-19 pandemic and the magnitude of its repercussions cannot be reasonably estimated at this time, and depending on its duration and severity, it could materially adversely affect our financial condition and results of operations.
Further, the technology required for our corresponding transition to remote work increases our vulnerability to cybersecurity threats, including a failure, interruption or similar event with respect to our information systems, the impact of which may have material adverse effects on our business and operations. See Part I, Item 1A. “Risk Factors—Risks Related to Our Business—Cybersecurity breaches and other disruptions of our information systems could compromise our information and operations and expose us to liability, which would cause our business and reputation to suffer” in our 2019 Annual Report.

A long-term reduction in the demand for, or production of, natural gas or crude oil could adversely affect the demand for our services or the prices we charge for our services, which could result in a decrease in our revenues and cash available for distribution to unitholders.
The demand for our compression services depends upon the continued demand for, and production of, natural gas and crude oil. Demand may be affected by, among other factors, natural gas prices, crude oil prices, weather, availability of alternative energy sources, global health pandemics (such as COVID-19), governmental regulation and the overall demand for energy. Any further or extended reduction in the demand for natural gas or crude oil would likely further depress the level of production activity and result in a decline in the demand for our compression services, which could result in a reduction in our revenues and our cash available for distribution.
In particular, lower natural gas or crude oil prices over the long term could result in a decline in the production of natural gas or crude oil, respectively, resulting in reduced demand for our compression services. For example, the North American rig count, as measured by Baker Hughes, hit a 2014 peak of 1,931 rigs on September 12, 2014, and at that time, Henry Hub natural gas spot prices were $3.82 per one million British thermal units (“MMBtu”) and West Texas Intermediate (“WTI”) crude oil spot prices were $92.18 per barrel. By contrast, the North American rig count hit a modern low of 404 rigs on May 20, 2016, and at that time, Henry Hub natural gas spot prices were $1.81 per MMBtu and WTI crude oil spot prices were $47.67 per barrel. This slowdown in new drilling activity caused some pressure on service rates for new and existing services and contributed to a decline in our utilization during 2015 and into 2016. By the end of December 2019, the North American rig count was 805 rigs, the price of WTI crude oil was $61.14 per barrel and Henry Hub natural gas spot prices were $2.09 per MMBtu. Following disputes between the members of OPEC+ about production levels and the price of oil and amid the outbreak of COVID-19, the price of oil declined rapidly beginning in March 2020. As of May 1, 2020, the North American rig count was 408 rigs, the price of WTI crude oil was $19.72 per barrel and Henry Hub natural gas spot prices were $1.89 per MMBtu. The current decline in commodity prices and crude oil and natural gas production may result in a decline in the demand for our compression services, which could result in a reduction of our revenues and our cash available for distribution. In addition, any future decreases in the rate at which crude oil and natural gas reserves are developed, whether due to increased governmental regulation, limitations on exploration and production activity or other factors, could have a material adverse effect on our business In addition, a small portion of our fleet is used in gas lift applications in connection with crude oil production using horizontal drilling techniques. During periods of low crude oil prices, we typically experience pressure on service rates from our customers in gas lift applications, and we have started to experience such effects.
Additionally, unconventional sources, such as shales, tight sands and coalbeds, can be less economically feasible to produce in low commodity price environments, in part due to costs related to compression requirements, and a reduction in demand for natural gas or gas lift for crude oil may cause such sources of natural gas or crude oil to become uneconomic to drill and produce, which has negatively impacted, and may continue to negatively impact, the demand for our services. Further, if demand for our services decreases going forward, we may be asked to renegotiate our service contracts at lower rates.
We are exposed to counterparty credit risk. Nonpayment and nonperformance by our customers, suppliers or vendors could reduce our revenues, increase our expenses and otherwise have a negative impact on our ability to conduct our business, operating results, cash flows and ability to make distributions to our unitholders.
Weak economic conditions and widespread financial distress, including the significantly reduced global and national economic activity caused by the COVID-19 pandemic, could reduce the liquidity of our customers, suppliers or vendors, making it more difficult for them to meet their obligations to us. We are therefore subject to heightened risks of loss resulting from nonpayment or nonperformance by our customers, suppliers and vendors. Severe financial problems encountered by our customers, suppliers and vendors could limit our ability to collect amounts owed to us, or to enforce the performance of obligations owed to us under contractual arrangements. In the event that any of our customers was to enter into bankruptcy, we could lose all or a portion of the amounts owed to us by such customer, and we may be forced to cancel all or a portion of our service contracts with such customer at significant expense to us.
In addition, nonperformance by suppliers or vendors who have committed to provide us with critical products or services could raise our costs or interfere with our ability to successfully conduct our business. All of the above may be exacerbated in the future as the COVID-19 outbreak and the governmental responses thereto continue. These factors, combined with volatile prices of oil and natural gas, may precipitate a continued economic slowdown and/or a recession.

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

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*	The following materials from USA Compression Partners, LP’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) our Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (ii) our Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, (iii) our Consolidated Statements of Changes in Partners’ Capital for the three months ended March 31, 2020 and 2019, (iv) our Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, and (v) the related notes to our consolidated financial statements.
104*	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included with Exhibit 101)
______________________
* Filed herewith.
# Furnished herewith. Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 5, 2020	USA COMPRESSION PARTNERS, LP

	By:	USA Compression GP, LLC its General Partner

	By:	/s/ Matthew C. Liuzzi
Matthew C. Liuzzi
Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

	By:	/s/ G. Tracy Owens
G. Tracy Owens
Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)