Form 10-Q
period 2020-06-30
USA Compression Partners, LP
filed 2020-08-04
CIK 1522727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of July 30, 2020, there were 96,858,047 common units outstanding.

i

GLOSSARY
The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

COVID-19	novel coronavirus 2019
Credit Agreement	Sixth Amended and Restated Credit Agreement by and among USA Compression Partners, LP, as borrower, USAC OpCo 2, LLC, USAC Leasing 2, LLC, USA Compression Partners, LLC, USAC Leasing, LLC, CDM Resource Management LLC, CDM Environmental & Technical Services LLC and USA Compression Finance Corp., the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as agent and a letter of credit issuer, JPMorgan Chase Bank, N.A., Barclays Bank PLC, Regions Capital Markets, a division of Regions Bank, RBC Capital Markets and Wells Fargo Bank, N.A., as joint lead arrangers and joint book runners, Barclays Bank PLC, Regions Bank, RBC Capital Markets and Wells Fargo Bank, N.A., as syndication agents, and MUFG Union Bank, N.A., SunTrust Bank and The Bank of Nova Scotia, as senior managing agents, as amended, and may be further amended from time to time.
DERs	distribution equivalent rights
DRIP	distribution reinvestment plan
EBITDA	earnings before interest, taxes, depreciation and amortization
ETO	Energy Transfer Operating, L.P.
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	generally accepted accounting principles of the United States of America
LIBOR	London Interbank Offered Rate
Preferred Units	Series A Preferred Units representing limited partner interests in USA Compression Partners, LP
SEC	United States Securities and Exchange Commission
Senior Notes 2026	$725.0 million aggregate principal amount of senior notes due on April 1, 2026
Senior Notes 2027	$750.0 million aggregate principal amount of senior notes due on September 1, 2027
U.S.	United States of America
USA Compression Predecessor	collectively, CDM Resource Management LLC and CDM Environmental & Technical Services LLC

ii

PART I.  FINANCIAL INFORMATION
ITEM 1. Financial Statements
USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$2	$10
Accounts receivable:
Trade, net of allowances for credit losses of $5,361 and $2,479, respectively	71,226	80,276
Other	4,656	11,057
Related party receivables	45,312	45,461
Inventories	91,940	91,923
Prepaid expenses and other assets	3,847	2,196
Total current assets	216,983	230,923
Property and equipment, net	2,455,586	2,482,943
Lease right-of-use assets	24,101	18,317
Identifiable intangible assets, net	348,481	363,171
Goodwill	—	619,411
Other assets	12,538	15,642
Total assets	$3,057,689	$3,730,407
Liabilities, Preferred Units and Partners’ Capital
Current liabilities:
Accounts payable	$30,187	$21,703
Accrued liabilities	112,527	119,383
Deferred revenue	44,722	48,289
Total current liabilities	187,436	189,375
Long-term debt, net	1,899,070	1,852,360
Operating lease liabilities	22,615	17,343
Other liabilities	13,621	13,422
Total liabilities	2,122,742	2,072,500
Commitments and contingencies
Preferred Units	477,309	477,309
Partners’ capital:
Common units, 96,858 and 96,632 units issued and outstanding, respectively	443,659	1,166,619
Warrants	13,979	13,979
Total partners’ capital	457,638	1,180,598
Total liabilities, Preferred Units and partners’ capital	$3,057,689	$3,730,407
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Contract operations	$162,993	$162,937	$335,787	$326,913
Parts and service	2,736	4,400	5,784	7,084
Related party	2,922	6,338	6,079	10,424
Total revenues	168,651	173,675	347,650	344,421
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	49,968	56,245	109,133	113,270
Depreciation and amortization	60,338	56,783	119,100	115,707
Selling, general and administrative	20,315	16,210	32,700	32,205
Loss (gain) on disposition of assets	(787)	1,546	(1,801)	1,586
Impairment of compression equipment	3,923	—	3,923	3,234
Impairment of goodwill	—	—	619,411	—
Total costs and expenses	133,757	130,784	882,466	266,002
Operating income (loss)	34,894	42,891	(534,816)	78,419
Other income (expense):
Interest expense, net	(31,815)	(32,679)	(64,293)	(61,536)
Other	24	12	47	32
Total other expense	(31,791)	(32,667)	(64,246)	(61,504)
Net income (loss) before income tax expense	3,103	10,224	(599,062)	16,915
Income tax expense	419	275	715	379
Net income (loss)	2,684	9,949	(599,777)	16,536
Less: distributions on Preferred Units	(12,188)	(12,188)	(24,375)	(24,375)
Net loss attributable to common and Class B unitholders’ interests	$(9,504)	$(2,239)	$(624,152)	$(7,839)

Net income (loss) attributable to:
Common units	$(9,504)	$1,047	$(624,152)	$(1,041)
Class B Units	$—	$(3,286)	$—	$(6,798)

Weighted average common units outstanding – basic	96,781	90,209	96,721	90,135

Weighted average common units outstanding – diluted	96,781	90,421	96,721	90,135

Weighted average Class B Units outstanding – basic and diluted	—	6,398	—	6,398

Basic and diluted net income (loss) per common unit	$(0.10)	$0.01	$(6.45)	$(0.01)

Basic and diluted net loss per Class B Unit	$—	$(0.51)	$—	$(1.06)

Distributions declared per common unit for respective periods	$0.525	$0.525	$1.05	$1.05
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Changes in Partners’ Capital
(in thousands, except per unit amounts)

	For the Six Months Ended June 30, 2020
	Common units	Warrants	Total
Partners’ capital ending balance, December 31, 2019	$1,166,619	$13,979	$1,180,598
Vesting of phantom units	1,065	—	1,065
Distributions and DERs, $0.525 per unit	(50,755)	—	(50,755)
Issuance of common units under the DRIP	301	—	301
Unit-based compensation for equity classified awards	55	—	55
Net loss attributable to common unitholders’ interests	(614,648)	—	(614,648)
Partners’ capital ending balance, March 31, 2020	502,637	13,979	516,616
Vesting of phantom units	659	—	659
Distributions and DERs, $0.525 per unit	(50,801)	—	(50,801)
Issuance of common units under the DRIP	612	—	612
Unit-based compensation for equity classified awards	56	—	56
Net loss attributable to common unitholders’ interests	(9,504)	—	(9,504)
Partners’ capital ending balance, June 30, 2020	$443,659	$13,979	$457,638

	For the Six Months Ended June 30, 2019
	Common units	Class B Units	Warrants	Total
Partners’ capital ending balance, December 31, 2018	$1,289,731	$75,146	$13,979	$1,378,856
Vesting of phantom units	2,357	—	—	2,357
Distributions and DERs, $0.525 per unit	(47,259)	—	—	(47,259)
Issuance of common units under the DRIP	252	—	—	252
Unit-based compensation for equity classified awards	36	—	—	36
Net loss attributable to common and Class B unitholders’ interests	(2,088)	(3,512)	—	(5,600)
Partners’ capital ending balance, March 31, 2019	1,243,029	71,634	13,979	1,328,642
Vesting of phantom units	539	—	—	539
Distributions and DERs, $0.525 per unit	(47,351)	—	—	(47,351)
Issuance of common units under the DRIP	227	—	—	227
Unit-based compensation for equity classified awards	41	—	—	41
Net income (loss) attributable to common and Class B unitholders’ interests	1,047	(3,286)	—	(2,239)
Partners’ capital ending balance, June 30, 2019	$1,197,532	$68,348	$13,979	$1,279,859
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(599,777)	$16,536
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	119,100	115,707
Provision for expected credit losses	3,700	300
Amortization of debt issuance costs	3,946	3,655
Unit-based compensation expense	2,739	5,840
Deferred income tax expense	272	200
Loss (gain) on disposition of assets	(1,801)	1,586
Impairment of compression equipment	3,923	3,234
Impairment of goodwill	619,411	—
Changes in assets and liabilities:
Accounts receivable and related party receivables, net	13,083	(12,567)
Inventories	(11,051)	(14,864)
Prepaid expenses and other current assets	(1,653)	(2,189)
Other assets	1,624	987
Other liabilities	—	(8)
Accounts payable	(227)	(1,264)
Accrued liabilities and deferred revenue	(5,857)	30,433
Net cash provided by operating activities	147,432	147,586
Cash flows from investing activities:
Capital expenditures, net	(67,398)	(87,821)
Proceeds from disposition of property and equipment	2,278	8,855
Proceeds from insurance recovery	1,324	3,017
Net cash used in investing activities	(63,796)	(75,949)
Cash flows from financing activities:
Proceeds from revolving credit facility	412,307	413,775
Proceeds from issuance of senior notes	—	750,000
Payments on revolving credit facility	(367,226)	(1,099,970)
Cash paid related to net settlement of unit-based awards	(1,111)	(1,692)
Cash distributions on common units	(102,430)	(95,453)
Cash distributions on Preferred Units	(24,375)	(24,375)
Deferred financing costs	(306)	(13,468)
Other	(503)	(551)
Net cash used in financing activities	(83,644)	(71,734)
Decrease in cash and cash equivalents	(8)	(97)
Cash and cash equivalents, beginning of period	10	99
Cash and cash equivalents, end of period	$2	$2

Supplemental cash flow information:
Cash paid for interest, net of capitalized amounts	$60,874	$44,346
Cash paid for income taxes	$—	$171
Supplemental non-cash transactions:
Non-cash distributions to certain common unitholders (DRIP)	$913	$479
Transfers from (to) inventories to (from) property and equipment	$10,379	$(8,316)
Changes in capital expenditures included in accounts payable and accrued liabilities	$4,344	$(434)
Financing costs included in accounts payable and accrued liabilities	$115	$49
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
In the opinion of our management, such financial information reflects all normal recurring adjustments necessary for a fair presentation of these interim unaudited condensed consolidated financial statements in accordance with GAAP. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2019 filed on February 18, 2020 (our “2019 Annual Report”).
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
Allowance for Credit Losses
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments. On January 1, 2020, we adopted Topic 326 using the modified retrospective approach, which was effective for interim and annual reporting periods beginning on or after December 15, 2019. Topic 326 requires immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets.

To adopt Topic 326, we evaluated our allowance for credit losses related to our two financial assets measured at amortized cost: (i) trade accounts receivable and (ii) net investment in lease related to our sales-type lease discussed further in Note 7. Due to the short-term nature of our trade accounts receivable, we consider the amortized cost to be the same as the carrying amount of the receivable, excluding the allowance for credit losses. There was no cumulative effect adjustment to partners’ capital upon adoption.
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
Inventories
Inventories consist of serialized and non-serialized parts used primarily on compression units. All inventories are stated at the lower of cost or net realizable value. Serialized parts inventories are determined using the specific identification cost method, while non-serialized parts inventories are determined using the weighted average cost method. Purchases of inventories are considered operating activities on the unaudited condensed consolidated statements of cash flows.
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
Capitalized interest is calculated by multiplying the Partnership’s monthly effective interest rate on outstanding debt by the amount of qualifying costs, which include upfront payments to acquire certain compression units. Capitalized interest was $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2019, respectively.
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
Refer to Note 5 for more detailed information about impairment charges during the three and six months ended June 30, 2020 and 2019.

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
Refer to Note 5 for more detailed information about goodwill impairment charges during the six months ended June 30, 2020.
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
Income Taxes
We are organized as a partnership for U.S. federal and state income tax purposes. As a result, our partners are responsible for U.S. federal and state income taxes based upon their distributive share of our items of income, gain, loss or deduction. Texas imposes an entity-level income tax on partnerships that is based on Texas sourced taxable margin (the “Texas Margin Tax”). We have included in the unaudited condensed consolidated financial statements a provision for the Texas Margin Tax.
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
As of June 30, 2020, our financial instruments consisted primarily of cash and cash equivalents, trade accounts receivable, trade accounts payable and long-term debt. The book values of cash and cash equivalents, trade accounts receivable and trade accounts payable are representative of fair value due to their short-term maturities. The carrying amount of our revolving credit facility approximates fair value due to the floating interest rates associated with the debt.
The fair value of our Senior Notes 2026 and Senior Notes 2027 were estimated using quoted prices in inactive markets and are considered Level 2 measurements.

The following table summarizes the aggregate principal amount and fair value of our Senior Notes 2026 and Senior Notes 2027 (in thousands):

	June 30, 2020	December 31, 2019
Senior Notes 2026, aggregate principal	$725,000	$725,000
Fair value of Senior Notes 2026	706,875	764,875

Senior Notes 2027, aggregate principal	$750,000	$750,000
Fair value of Senior Notes 2027	723,750	785,625
Operating Segment
We operate in a single business segment, the compression services business.
(3) Trade Accounts Receivable
The allowance for credit losses, which was $5.4 million and $2.5 million as of June 30, 2020 and December 31, 2019, respectively, is our best estimate of the amount of probable credit losses included in our existing accounts receivable.
The following summarizes activity within our trade accounts receivable allowance for credit losses balance (in thousands):

Allowance for Credit Losses
Balance as of December 31, 2019	$2,479
Current-period provision for expected credit losses (1)	3,700
Writeoffs charged against the allowance	(818)
Balance as of June 30, 2020	$5,361
______________________
(1)The provision for expected credit losses recognized during the three months ended June 30, 2020 was $2.2 million.
Low crude oil prices, driven by decreased demand for and global oversupply of crude oil as a result of the COVID-19 pandemic, is the primary factor contributing to the increase to the allowance for credit losses for the three and six months ended June 30, 2020. We cannot predict the duration of these conditions or the severity of their impact on our customers and the collectability of their accounts receivable.
(4)  Inventories
Components of inventories are as follows (in thousands):

	June 30, 2020	December 31, 2019
Serialized parts	$45,502	$43,890
Non-serialized parts	46,438	48,033
Total inventories	$91,940	$91,923

(5)  Property and Equipment, Identifiable Intangible Assets and Goodwill
Property and Equipment
Property and equipment consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Compression and treating equipment	$3,453,456	$3,384,985
Computer equipment	55,000	54,940
Automobiles and vehicles	34,196	33,544
Buildings	5,334	8,639
Leasehold improvements	8,596	7,395
Furniture and fixtures	1,164	1,543
Land	77	77
Total property and equipment, gross	3,557,823	3,491,123
Less: accumulated depreciation and amortization	(1,102,237)	(1,008,180)
Total property and equipment, net	$2,455,586	$2,482,943
Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Compression equipment, acquired new	25 years
Compression equipment, acquired used	5 - 25 years
Furniture and fixtures	3 - 10 years
Vehicles and computer equipment	1 - 10 years
Buildings	5 years
Leasehold improvements	5 years
Depreciation expense on property and equipment and loss (gain) on disposition of assets were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Depreciation expense	$52,993	$49,438	$104,410	$101,017
Loss (gain) on disposition of assets	(787)	1,546	(1,801)	1,586
As of June 30, 2020 and December 31, 2019, there was $15.7 million and $11.4 million, respectively, of property and equipment purchases in accounts payable and accrued liabilities.
On a quarterly basis, we evaluate the future deployment of our idle fleet under current market conditions. For the three and six months ended June 30, 2020, we determined to retire 11 compressor units, for a total of approximately 5,100 horsepower, that were previously used to provide compression services in our business. As a result, we recorded an impairment of compression equipment of $3.9 million for the three and six months ended June 30, 2020.
For the six months ended June 30, 2019, we determined to retire 14 compressor units, for a total of approximately 4,700 horsepower, that were previously used to provide compression services in our business. As a result, we recorded an impairment of compression equipment of $3.2 million for the six months ended June 30, 2019.
The primary causes for these impairments were: (i) units were not considered marketable in the foreseeable future, (ii) units were subject to excessive maintenance costs or (iii) units were unlikely to be accepted by customers due to certain performance characteristics of the unit, such as the inability to meet current quoting criteria without excessive retrofitting costs. These compression units were written down to their respective estimated salvage values, if any.
No impairment was recorded for the three months ended June 30, 2019.

Identifiable Intangible Assets
Identifiable intangible assets, net consisted of the following (in thousands):

	Customer Relationships	Trade Names	Total
Net balance as of December 31, 2019	$329,057	$34,114	$363,171
Amortization expense	(13,052)	(1,638)	(14,690)
Net balance as of June 30, 2020	$316,005	$32,476	$348,481
Accumulated amortization of intangible assets was $202.2 million and $187.5 million as of June 30, 2020 and December 31, 2019, respectively. The expected amortization of the intangible assets for each of the five succeeding years is $29.4 million.
Goodwill
During the first quarter of 2020 certain potential impairment indicators were identified, specifically (i) the decline in the market price of our common units, (ii) the decline in global commodity prices and (iii) the COVID-19 pandemic; which together indicated the fair value of the reporting unit was less than its carrying amount as of March 31, 2020.
We performed a quantitative goodwill impairment test as of March 31, 2020 and determined fair value using a weighted combination of the income approach and the market approach. Determining fair value of a reporting unit requires judgment and use of significant estimates and assumptions. Such estimates and assumptions include revenue growth rates, EBITDA margins, weighted average costs of capital and future market conditions, among others. We believe the estimates and assumptions used were reasonable and based on available market information, but variations in any of the assumptions could have resulted in materially different calculations of fair value and determinations of whether or not an impairment is indicated. Under the income approach, we determined fair value based on estimated future cash flows, including estimates for capital expenditures, discounted to present value using the risk-adjusted industry rate, which reflects the overall level of inherent risk of the Partnership. Cash flow projections were derived from four-year operating forecasts plus an estimate of later period cash flows, all of which were developed by management. Subsequent period cash flows were developed using growth rates that management believed were reasonably likely to occur. Under the market approach, we determined fair value by applying valuation multiples of comparable publicly-traded companies to the projected EBITDA of the Partnership and then averaging that estimate with similar historical calculations using a three-year average. In addition, we estimated a reasonable control premium representing the incremental value that would accrue to us if we were to be acquired.
Based on the quantitative goodwill impairment test described above, our carrying amount exceeded fair value and as a result, we recognized a goodwill impairment of $619.4 million for the three months ended March 31, 2020.
(6)  Other Current Liabilities
Components of other current liabilities included the following (in thousands):

	June 30, 2020	December 31, 2019
Accrued sales tax contingencies (1)	$44,923	$48,883
Accrued interest expense	30,912	31,210
Accrued payroll and benefits	11,418	10,687
Accrued capital expenditures	15,701	11,357
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
Supplemental balance sheet information related to leases consisted of the following (in thousands):

Assets (liabilities)	June 30, 2020	December 31, 2019
Operating leases:
Lease ROU assets	$24,101	$18,317
Accrued liabilities	(2,991)	(2,451)
Operating lease liabilities	(22,615)	(17,343)
Finance leases:
Property and equipment, gross	$4,714	$7,268
Accumulated depreciation	(3,496)	(5,845)
Property and equipment, net	1,218	1,423
Accrued liabilities	(549)	(774)
Other liabilities	(1,272)	(1,550)

Components of lease expense consisted of the following (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Income Statement Line Item	2020	2019	2020	2019
Operating lease costs:
Operating lease cost	Cost of operations, exclusive of depreciation and amortization	$780	$282	$1,365	$655
Operating lease cost	Selling, general and administrative	365	209	773	475
Total operating lease costs		1,145	491	2,138	1,130
Finance lease costs:
Amortization of lease assets	Depreciation and amortization	103	591	205	1,410
Short-term lease costs:
Short-term lease cost	Cost of operations, exclusive of depreciation and amortization	53	77	162	144
Short-term lease cost	Selling, general and administrative	13	8	28	9
Total short-term lease costs		66	85	190	153
Variable lease costs:
Variable lease cost	Cost of operations, exclusive of depreciation and amortization	58	129	162	146
Variable lease cost	Selling, general and administrative	387	383	697	716
Total variable lease costs		445	512	859	862
Total lease costs		$1,759	$1,679	$3,392	$3,555
The weighted average remaining lease terms and weighted average discount rates were as follows:

	June 30, 2020	December 31, 2019
Weighted average remaining lease term:
Operating leases	8 years	8 years
Finance leases	4 years	4 years
Weighted average discount rate:
Operating leases	5.0%	4.9%
Finance leases	2.6%	2.6%
Supplemental cash flow information related to leases consisted of the following (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(2,079)	$(1,198)
Operating cash flows from finance leases	(443)	(456)
Financing cash flows from finance leases	(503)	(551)
ROU assets obtained in exchange for lease obligations:
Operating leases	$7,381	$29
Finance leases	—	259

Maturities of lease liabilities as of June 30, 2020 consisted of the following (in thousands):

	Operating Leases	Finance Leases	Total
2020 (remainder)	$2,146	$289	$2,435
2021	4,079	567	4,646
2022	3,870	398	4,268
2023	3,526	369	3,895
2024	3,345	284	3,629
Thereafter	14,544	—	14,544
Total lease payments	31,510	1,907	33,417
Less: present value discount	(5,904)	(86)	(5,990)
Present value of lease liabilities	$25,606	$1,821	$27,427
As of June 30, 2020, we have not entered into any additional leases that have not yet commenced.
Lessor Accounting
We granted a bargain purchase option to a customer with respect to certain compressor packages leased to the customer. The bargain purchase option provides the customer with an option to acquire the equipment at a value significantly less than the fair market value at the end of the lease term in 2021.
We accounted for this option as a sales-type lease resulting in a current installment receivable included in other accounts receivable of $3.2 million and $4.0 million, and a long-term installment receivable included in other assets of $1.7 million and $2.9 million as of June 30, 2020 and December 31, 2019, respectively.
As of June 30, 2020, there is no allowance for credit losses on our net investment in the sales-type lease based on our collections experience with the customer.
Revenue and interest income related to the lease is recognized over the lease term. We recognize maintenance revenue within contract operations revenue and interest income within interest expense, net. Maintenance revenue and interest income were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Maintenance revenue	$322	$322	$645	$645
Interest income	105	177	229	371
Lease payments expected to be received subsequent to June 30, 2020 are as follows (in thousands):

Lease Payments
2020 (remainder)	$2,836
2021	3,356
Total installment receivables	6,192
Less: present value discount	(1,230)
Present value of installment receivables	$4,962
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

(8)  Long-term Debt
Our long-term debt, of which there is no current portion, consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Revolving credit facility	$447,803	$402,722
Senior Notes 2026, aggregate principal	725,000	725,000
Senior Notes 2027, aggregate principal	750,000	750,000
Less: deferred financing costs, net of amortization	(23,733)	(25,362)
Total senior notes, net	1,451,267	1,449,638
Total long-term debt, net	$1,899,070	$1,852,360
Revolving Credit Facility
As of June 30, 2020, we were in compliance with all of our covenants under the Credit Agreement. The Credit Agreement has an aggregate commitment of $1.6 billion (subject to availability under our borrowing base), with a further potential increase of $400 million, and has a maturity date of April 2, 2023, which we expect to maintain for the term.
As of June 30, 2020, we had outstanding borrowings under the Credit Agreement of $447.8 million, $1.2 billion of borrowing base availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $151.1 million. Our weighted average interest rate in effect for all borrowings under the Credit Agreement as of June 30, 2020 was 2.77%, with a weighted average interest rate of 3.60% for the six months ended June 30, 2020. There were no letters of credit issued as of June 30, 2020. We pay a commitment fee of 0.375% on the unused portion of the Credit Agreement.
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
The Credit Agreement also contains various financial covenants, including covenants requiring us to maintain:
•a minimum EBITDA to interest coverage ratio of 2.5 to 1.0, determined as of the last day of each fiscal quarter, for the annualized trailing three months; and
•a maximum funded debt to EBITDA ratio of 5.0 to 1.0, determined as of the last day of each fiscal quarter, for the annualized trailing three months, subject to a provision for increases to such threshold by 0.5 in connection with certain future acquisitions for the six consecutive month period following the period in which any such acquisition occurs.
The Credit Agreement is a “revolving credit facility” that includes a lock box arrangement, whereby remittances from customers are forwarded to a bank account controlled by the administrative agent and are applied to reduce borrowings under the facility.
On August 3, 2020 (the “Amendment Effective Date”), we amended the Credit Agreement to, among other items, increase the maximum funded debt to EBITDA ratio to (i) 5.75 to 1.00 for the fiscal quarters ending September 30, 2020 and December 31, 2020, (ii) 5.50 to 1.00 for the fiscal quarters ending March 31, 2021 and June 30, 2021 and (iii) 5.25 to 1.00 for the fiscal quarters ending September 30, 2021 and December 31, 2021 (reverting back to 5.00 to 1.00 for each fiscal quarter thereafter). In addition, the amendment provides that the 0.5 increase in maximum funded debt to EBITDA ratio applicable to certain future acquisitions (for the six consecutive month period in which any such acquisition occurs) is only available beginning with the fiscal quarter ending September 30, 2021, and in any case shall not increase the maximum funded debt to EBITDA ratio above 5.50 to 1.00.
The amendment also provides that, from the Amendment Effective Date until the last day of the fiscal quarter ending December 31, 2021 (the “Covenant Relief Period”), the availability requirement in order to make restricted payments from capital contributions and from available cash are each increased from $100 million to $250 million and the availability requirement in order to make prepayments of our senior notes, any subordinated indebtedness or any other indebtedness for borrowed money is increased from $100 million to $250 million. In addition, during the Covenant Relief Period, the applicable margin for Eurodollar borrowings is increased from a range of 2.00% – 2.75% to a range of 2.25% – 3.00%. The amendment further provides that the Partnership becomes guarantor of the obligations of all other guarantors under the Credit Agreement.

Senior Notes 2026
On March 23, 2018, the Partnership and its wholly owned finance subsidiary, USA Compression Finance Corp. (“Finance Corp”), co-issued the Senior Notes 2026. The Senior Notes 2026 accrue interest at the rate of 6.875% per year. Interest on the Senior Notes 2026 is payable semi-annually in arrears on each of April 1 and October 1.
The indenture governing the Senior Notes 2026 (the “2026 Indenture”) contains certain financial ratios that we must comply with in order to make certain restricted payments as described in the 2026 Indenture. As of June 30, 2020, we were in compliance with such financial covenants under the 2026 Indenture.
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
The indenture governing the Senior Notes 2027 (the “2027 Indenture”) contains certain financial ratios that we must comply with in order to make certain restricted payments as described in the 2027 Indenture. As of June 30, 2020, we were in compliance with such financial covenants under the 2027 Indenture.
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
(9)  Preferred Units
We had 500,000 Preferred Units outstanding as of June 30, 2020 and December 31, 2019, respectively, with a face value of $1,000 per Preferred Unit.
The Preferred Units rank senior to the common units with respect to distributions and rights upon liquidation. The holders of the Preferred Units are entitled to receive cumulative quarterly cash distributions equal to $24.375 per Preferred Unit.

We have declared and paid quarterly cash distributions to the holders of the Preferred Units of record as follows:

Payment Date	Distribution per Preferred Unit
February 8, 2019	$24.375
May 10, 2019	24.375
August 9, 2019	24.375
November 8, 2019	24.375
2019 total distributions	$97.500

February 7, 2020	$24.375
May 8, 2020	24.375
2020 total distributions	$48.750
Announced Quarterly Distribution
On July 21, 2020, we declared a cash distribution of $24.375 per unit on the Preferred Units. The distribution will be paid on August 10, 2020 to the holders of the Preferred Units of record as of close of business on July 31, 2020.
Changes in the Preferred Units balance are as follows (in thousands):

Preferred Units
Balance as of December 31, 2019	$477,309
Net income allocated to Preferred Units	24,375
Cash distributions on Preferred Units	(24,375)
Balance as of June 30, 2020	$477,309

(10) Partners’ Capital
Common Units
The change in common units outstanding was as follows:

Units Outstanding
Number of units outstanding as of December 31, 2019	96,631,976
Vesting of phantom units	129,072
Issuance of common units under the DRIP	96,592
Number of units outstanding as of June 30, 2020	96,857,640
As of June 30, 2020, ETO held 46,056,228 common units, including 8,000,000 common units held by the General Partner and controlled by ETO.
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

Cash Distributions
We have declared and paid quarterly distributions per unit to our limited partner unitholders of record, including holders of our common units and phantom units, as follows (dollars in millions, except distribution per unit):

Payment Date	Distribution per Limited Partner Unit	Amount Paid to Common Unitholders	Amount Paid to Phantom Unitholders	Total Distribution
February 8, 2019	$0.525	$47.2	$0.7	$47.9
May 10, 2019	0.525	47.3	0.6	47.9
August 9, 2019	0.525	47.4	0.6	48.0
November 8, 2019	0.525	50.7	0.6	51.3
2019 total distributions	$2.10	$192.6	$2.5	$195.1

February 7, 2020	$0.525	$50.7	$0.9	$51.6
May 8, 2020	0.525	50.8	0.9	51.7
2020 total distributions	$1.05	$101.5	$1.8	$103.3
Announced Quarterly Distribution
On July 21, 2020, we announced a cash distribution of $0.525 per unit on our common units. The distribution will be paid on August 10, 2020 to common unitholders of record as of the close of business on July 31, 2020.
DRIP
During the six months ended June 30, 2020, distributions of $0.9 million were reinvested under the DRIP resulting in the issuance of 96,592 common units.
Warrants
As of June 30, 2020 and December 31, 2019, we had two tranches of warrants outstanding, which includes warrants to purchase (i) 5,000,000 common units with a strike price of $17.03 per common unit and (ii) 10,000,000 common units with a strike price of $19.59 per common unit (collectively, the “Warrants”). The Warrants may be exercised by the holders at any time before April 2, 2028.
Earnings (Loss) per Unit
The computation of earnings per unit is based on the weighted average number of participating securities outstanding during the applicable period. Basic earnings per unit is determined by dividing net income (loss) allocated to participating securities after deducting the distributions on Preferred Units, by the weighted average number of participating securities outstanding during the period. Net loss attributable to unitholders is allocated to participating securities based on their respective shares of the distributed and undistributed earnings for the period. To the extent cash distributions exceed net loss attributable to unitholders for the period, the excess distributions are allocated to all participating securities outstanding based on their respective ownership percentages. Diluted earnings per unit are computed using the treasury stock method, which considers the potential issuance of limited partner units associated with our long-term incentive plan and Warrants. The classes of participating securities include common units, Class B Units prior to July 30, 2019, and certain equity-based compensation awards. Unvested phantom units and unexercised Warrants are not included in basic earnings per unit, as they are not considered to be participating securities, but are included in the calculation of diluted earnings per unit to the extent they are dilutive, and in the case of Warrants to the extent they are considered “in the money.”
For the three and six months ended June 30, 2020, approximately 551,000 and 520,000 incremental unvested phantom units, respectively, were excluded from the calculation of diluted earnings per common unit because the impact was anti-dilutive and our outstanding Warrants are not included in the computation as they are not considered “in the money” for either period.
For the three months ended June 30, 2019, approximately 172,000 incremental unvested phantom units and 40,000 incremental warrants represent the difference between our basic and diluted weighted average common units outstanding. For the six months ended June 30, 2019, approximately 86,000 incremental unvested phantom units and 20,000 incremental warrants were excluded from the calculation of diluted earnings per common unit because the impact was anti-dilutive.

(11) Revenue Recognition
Disaggregation of Revenue
The following table disaggregates our revenue by type of service (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Contract operations revenue	$166,101	$169,273	$342,003	$337,283
Retail parts and services revenue	2,550	4,402	5,647	7,138
Total revenues	$168,651	$173,675	$347,650	$344,421
The following table disaggregates our revenue by timing of provision of services or transfer of goods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Services provided over time:
Primary term	$115,020	$106,066	$235,382	$203,424
Month-to-month	51,081	63,207	106,621	133,859
Total services provided over time	166,101	169,273	342,003	337,283
Services provided or goods transferred at a point in time	2,550	4,402	5,647	7,138
Total revenues	$168,651	$173,675	$347,650	$344,421
Contract Assets
We record contract assets when we have completed performance under a contract but our right to consideration is not yet unconditional. We had no contract assets as of June 30, 2020 and December 31, 2019.
Deferred Revenue
We record deferred revenue when cash payments are received or due in advance of our performance. Components of deferred revenue were as follows (in thousands):

	Balance sheet location	June 30, 2020	December 31, 2019
Current (1)	Deferred revenue	$44,722	$48,289
Noncurrent	Other liabilities	7,473	7,957
Total		$52,195	$56,246
______________________
(1)We recognized $1.4 million and $43.2 million of revenue during the three and six months ended June 30, 2020, respectively, related to our deferred revenue balance as of December 31, 2019.
Performance Obligations
As of June 30, 2020, the aggregate amount of transaction price allocated to unsatisfied performance obligations related to our contract operations revenue is $566.4 million. We expect to recognize these remaining performance obligations as follows (in thousands):

	2020 (remainder)	2021	2022	2023	Thereafter	Total
Remaining performance obligations	$199,600	$218,674	$93,116	$38,464	$16,558	$566,412

(12) Transactions with Related Parties
We provide compression services to entities affiliated with ETO, which as of June 30, 2020 owned approximately 48% of our limited partner interests and 100% of the General Partner. Revenue recognized from such affiliated ETO entities on our unaudited condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Related party revenues	$2,922	$6,338	$6,079	$10,424
We had $0.4 million and $0.5 million within related party receivables and $0 and $1,000 within accounts payable on our unaudited condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively, from such affiliated ETO entities. Additionally, the Partnership had a $44.9 million related party receivable from ETO as of June 30, 2020 and December 31, 2019 related to indemnification for sales tax contingencies incurred by the USA Compression Predecessor. See Note 13 for more information related to such sales tax contingencies.
(13) Commitments and Contingencies
(a)Major Customers
We did not have revenue from any single customer representing 10% or more of total revenue for the three and six months ended June 30, 2020 or 2019.
(b)Litigation
From time to time, we and our subsidiaries may be involved in various claims and litigation arising in the ordinary course of business. In management’s opinion, the resolution of such matters is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
(c)Equipment Purchase Commitments
Our future capital commitments are comprised of binding commitments under purchase orders for new compression units and serialized parts ordered but not received. Those commitments as of June 30, 2020 were $18.3 million, which we expect to settle during the remainder of 2020.
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
As of June 30, 2020, we have recorded a $44.9 million accrued liability and $44.9 million related party receivable from ETO related to open audits with the Comptroller.
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

(15) Subsequent Event
On the Amendment Effective Date, we amended the Credit Agreement to, among other items, increase the maximum funded debt to EBITDA ratio to (i) 5.75 to 1.00 for the fiscal quarters ending September 30, 2020 and December 31, 2020, (ii) 5.50 to 1.00 for the fiscal quarters ending March 31, 2021 and June 30, 2021 and (iii) 5.25 to 1.00 for the fiscal quarters ending September 30, 2021 and December 31, 2021 (reverting back to 5.00 to 1.00 for each fiscal quarter thereafter). In addition, the amendment provides that the 0.5 increase in maximum funded debt to EBITDA ratio applicable to certain future acquisitions (for the six consecutive month period in which any such acquisition occurs) is only available beginning with the fiscal quarter ending September 30, 2021, and in any case shall not increase the maximum funded debt to EBITDA ratio above 5.50 to 1.00.
The amendment also provides that during the Covenant Relief Period the availability requirement in order to make restricted payments from capital contributions and from available cash are each increased from $100 million to $250 million and the availability requirement in order to make prepayments of our senior notes, any subordinated indebtedness or any other indebtedness for borrowed money is increased from $100 million to $250 million. In addition, during the Covenant Relief Period, the applicable margin for Eurodollar borrowings is increased from a range of 2.00% – 2.75% to a range of 2.25% – 3.00%. The amendment further provides that the Partnership becomes guarantor of the obligations of all other guarantors under the Credit Agreement.

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
Known material factors that could cause our actual results to differ from those in these forward-looking statements are described in Part I, Item IA “Risk Factors” of our 2019 Annual Report, Part II, Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, as well as our subsequent filings with the SEC. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:
•changes in the long-term supply of and demand for crude oil and natural gas, including as a result of uncertainty regarding the length of time it will take for the United States and the rest of the world to slow the spread of COVID-19 to the point where applicable authorities are comfortable continuing to ease, or declining to reinstate certain restrictions on various commercial and economic activities; such restrictions are designed to protect public health but also have the effect of significantly reducing demand for crude oil and natural gas;
•the severity and duration of world health events, including the recent COVID-19 outbreak, related economic repercussions, actions taken by governmental authorities and other third parties in response to the pandemic and the resulting severe disruption in the oil and gas industry and negative impact on demand for oil and gas, which continues to negatively impact our business;
•changes in general economic conditions and changes in economic conditions of the crude oil and natural gas industries specifically, including the ability of members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (together with OPEC and other allied producing countries, “OPEC+”) to agree on and comply with supply limitations;
•uncertainty regarding the timing, pace and extent of an economic recovery in the United States and elsewhere, which in turn will likely affect demand for crude oil and natural gas and therefore the demand for the compression and treating services we provide and the commercial opportunities available to us;
•the deterioration of the financial condition of our customers, which may result in the initiation of bankruptcy proceedings with respect to customers;
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
However, recent events have impacted and may continue to impact our operations in areas driven by associated gas and crude oil production. The considerable crude oil price drop in March 2020 due to the collapse of discussions among members of OPEC+, Saudi Arabia’s announcement that it would be discounting its price, and increasing its supply, of crude oil into the global market and the ongoing global impact, both real and perceived, on crude oil demand from the COVID-19 pandemic has created additional uncertainty regarding the demand for compression services in certain of our operating areas. While our business is focused on providing compression services and does not have any direct exposure to commodity prices, we have indirect exposure to commodity prices as overall levels of activity across the energy industry are influenced by the commodity price environment. For example, despite the quick rebound in crude oil prices during the second quarter of 2020, drilling activity expectations have not materially changed as many E&P companies, including some of our customers, maintained their reduced capital expenditure forecasts from the first quarter of 2020 for the remainder of 2020. We expect the resulting decrease in new production to in turn negatively affect the demand for new compression services and potentially reduce the need for us to spend capital on new compression units for deployment in associated gas producing regions. The impact on existing production of crude oil and natural gas, however, is far less certain. Variables such as takeaway capacity, flaring considerations, potential production prorationing, reservoir pressure and flow rates, high switching costs associated with large horsepower compressors (borne by our customers), and specific company dynamics may all factor into producers’ decisions with respect to their existing production. For example, as wells age, and the reservoir pressures naturally continue to decline, more horsepower may be required to meet the customer’s operational needs. In contrast, small horsepower gas lift applications have historically been more susceptible to commodity price swings, and we have experienced, and may continue to experience, some pressure on service rates and utilization in small horsepower gas lift applications. We cannot predict with reasonable certainty the effect on utilization of our assets servicing existing production in these regions.
Unlike crude oil, natural gas production and prices have been influenced by different drivers over the recent past, as there is no OPEC+ equivalent in the global natural gas market and therefore the price of natural gas is generally determined by market forces of supply and demand rather than by a centralized market coordinator. Over the past several years, increased gas production in the U.S. driven by large volumes of gas produced from shale sources has been a main driver of an overall drop in natural gas prices. This sustained low natural gas price environment has helped create relatively resilient baseload demand for natural gas for domestic use in power generation and for industrial purposes such as chemical plants and other types of manufacturing. Also, the development of long-term export infrastructure has continued to occur alongside the low natural gas price environment, and the U.S. became a net exporter of natural gas into global markets in 2017. We expect this baseload natural gas demand will continue to drive long-term domestic natural gas production despite low natural gas prices.
In addition to the relatively stable supply, demand and price fundamentals of natural gas, we believe that the geographic diversity and portability of our assets should help mitigate the impact of current market volatility. While we expect that the reduction in the production of associated gas and demand for our services in certain regions that began in the first quarter of 2020 will continue for the remainder of 2020, we remain optimistic that such reduction in production will have a positive impact on both natural gas prices and the utilization of our assets in other regions primarily tied to natural gas prospects, such as the Marcellus, Utica and Haynesville Shales. Given that these are primarily gas shales, we believe it is reasonable to expect that these areas could see additional capital inflows to take advantage of relatively more attractive economics and offset the reduced supply of associated natural gas in other regions, which could increase demand for our services in these shales. Should such demand increase exceed our current compression capability in these shales, the design flexibility of our compression units making them capable of rapid reconfiguration and deployment would allow us to meet such demand by relocating units to these areas. On the whole, we believe the longer-term outlook for natural gas fundamentals remains positive, as market signs point to a more balanced gas market toward the end of 2020 and into 2021.
In summary, the outlook for commodity prices is mixed and could have a varying impact on our business. Whereas several factors, including uncertain future demand, have recently caused severe volatility in crude oil prices, on the natural gas side, relatively more moderate demand destruction coupled with anticipated associated gas production decreases have somewhat counterbalanced softness in pricing and expectations of full gas storage going into the fall, thereby providing some support to natural gas futures prices. The overall outlook for our compression services will depend, in part, on the timing and extent of recovery in the commodity markets, and we believe the potential for natural gas to recover more quickly than crude oil should help support our business activities and overall utilization and pricing.
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
Ultimately, the extent to which our business will be impacted by recent market developments depends on the factors described above as well as future developments beyond our control, which are highly uncertain and cannot be predicted. In response to these market events and uncertainties, in the first quarter of this year we cut our already reduced 2020 growth capital spending budget by 25% and reduced operating expenses by 10%; and we are prepared to cut spending further should the need arise. While current market volatility makes the near-term unpredictable, we believe that overall the long-term demand for our compression services will continue given the necessity of compression in facilitating the transportation and processing of natural gas as well as the production of crude oil, although we cannot predict any possible changes in such demand with reasonable certainty.
COVID-19 Update
Beginning in the first quarter of 2020, the COVID-19 pandemic prompted several states and municipalities in which we operate to take extraordinary and wide-ranging actions to contain and combat the outbreak and spread of the virus, including mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. While many states have begun to recover from the COVID-19 pandemic and states have largely reopened their economies to varying extents, in several states the COVID-19 outbreak is worsening, and a reinstatement of severe restrictions may occur in these states. For as long as COVID-19 continues or worsens, governments may impose additional similar restrictions or reinstate previously lifted ones. To date, our field operations have continued largely uninterrupted as the U.S. Department of Homeland Security designated our industry part of our country’s critical infrastructure. Thus far, remote work and other COVID-19 related conditions have not significantly impacted our ability to maintain operations or caused us to incur significant additional expenses; however, we are unable to predict the duration or ultimate impact of current and potential future COVID-19 mitigation measures.

Operating Highlights
The following table summarizes certain horsepower and horsepower utilization percentages for the periods presented and excludes certain gas treating assets for which horsepower is not a relevant metric.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2020	2019		2020	2019
Fleet horsepower (at period end) (1)	3,718,092	3,657,362	1.7%	3,718,092	3,657,362	1.7%
Total available horsepower (at period end) (2)	3,736,392	3,709,662	0.7%	3,736,392	3,709,662	0.7%
Revenue generating horsepower (at period end) (3)	3,125,909	3,259,795	(4.1)%	3,125,909	3,259,795	(4.1)%
Average revenue generating horsepower (4)	3,191,348	3,270,379	(2.4)%	3,256,036	3,275,490	(0.6)%
Average revenue per revenue generating horsepower per month (5)	$16.79	$16.60	1.1%	$16.84	$16.53	1.9%
Revenue generating compression units (at period end)	4,206	4,518	(6.9)%	4,206	4,518	(6.9)%
Average horsepower per revenue generating compression unit (6)	743	720	3.2%	737	717	2.8%
Horsepower utilization (7):
At period end	86.2%	94.5%	(8.8)%	86.2%	94.5%	(8.8)%
Average for the period (8)	88.0%	94.6%	(7.0)%	90.2%	94.4%	(4.4)%
______________________
(1)Fleet horsepower is horsepower for compression units that have been delivered to us (and excludes units on order). As of June 30, 2020, we had approximately 18,000 horsepower on order, all of which we expect to be delivered during the remainder of 2020.
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
(7)Horsepower utilization is calculated as (i) the sum of (a) revenue generating horsepower, (b) horsepower in our fleet that is under contract but is not yet generating revenue, and (c) horsepower not yet in our fleet that is under contract but not yet generating revenue and that is subject to a purchase order, divided by (ii) total available horsepower less idle horsepower that is under repair. Horsepower utilization based on revenue generating horsepower and fleet horsepower as of June 30, 2020 and 2019 was 84.1% and 89.1%, respectively.
(8)Calculated as the average utilization for the months in the period based on utilization at the end of each month in the period. Average horsepower utilization based on revenue generating horsepower and fleet horsepower for the three months ended June 30, 2020 and 2019 was 86.0% and 89.9%, respectively. Average horsepower utilization based on revenue generating horsepower and fleet horsepower for the six months ended June 30, 2020 and 2019 was 87.9% and 90.3%, respectively.
The 1.7% increase in fleet horsepower as of June 30, 2020 compared to June 30, 2019 was attributable to compression units added to our fleet to meet then expected incremental demand by new and current customers for our compression services. The 4.1% decrease in revenue generating horsepower as of June 30, 2020 compared to June 30, 2019 was primarily due to returns of compression units from our customers, which also caused a 6.9% decrease in revenue generating compression units over the same period, partially offset by a 3.2% increase in average horsepower per revenue generating compression unit due to the organic growth in our large horsepower fleet.
The 1.1% and 1.9% increases in average revenue per revenue generating horsepower per month during the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019, respectively, were both primarily due to contracts on new compression units and selective price increases on the existing fleet.
Average horsepower utilization decreased to 88.0% during the three months ended June 30, 2020 compared to 94.6% during the three months ended June 30, 2019. The 7.0% decrease in average horsepower utilization is primarily due to (1) a

6.2% increase in our average idle fleet from compression units returned to us and (2) a 3.9% decrease in horsepower that is on-contract or pending-contract but not yet active. Average horsepower utilization decreased to 90.2% during the six months ended June 30, 2020 compared to 94.4% during the six months ended June 30, 2019. The 4.4% decrease in average horsepower utilization is primarily due to (1) a 3.8% increase in our average idle fleet from compression units returned to us and (2) a 3.1% decrease in horsepower that is on-contract or pending-contract but not yet active. We believe the decreases in average horsepower utilization are due to a decrease in demand for compression services driven by a decline in U.S. crude oil and natural gas activity.
Average horsepower utilization based on revenue generating horsepower and fleet horsepower decreased to 86.0% and 87.9% during the three and six months ended June 30, 2020, respectively, compared to 89.9% and 90.3% during the three and six months ended June 30, 2019, respectively. The 4.3% and 2.7% decreases in average horsepower utilization based on revenue generating horsepower during the three and six months ended June 30, 2020, respectively, were both primarily attributable to an increase in our average idle fleet from compression units returned to us. We believe the decreases in average horsepower utilization based on revenue generating horsepower and fleet horsepower are due to a decrease in demand for compression services driven by a decline in U.S. crude oil and natural gas activity.
Financial Results of Operations
Three months ended June 30, 2020 compared to the three months ended June 30, 2019
The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Percent Change
	2020	2019
Revenues:
Contract operations	$162,993	$162,937	—%
Parts and service	2,736	4,400	(37.8)%
Related party	2,922	6,338	(53.9)%
Total revenues	168,651	173,675	(2.9)%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	49,968	56,245	(11.2)%
Depreciation and amortization	60,338	56,783	6.3%
Selling, general and administrative	20,315	16,210	25.3%
Loss (gain) on disposition of assets	(787)	1,546	*
Impairment of compression equipment	3,923	—	*
Total costs and expenses	133,757	130,784	2.3%
Operating income	34,894	42,891	(18.6)%
Other income (expense):
Interest expense, net	(31,815)	(32,679)	(2.6)%
Other	24	12	*
Total other expense	(31,791)	(32,667)	(2.7)%
Net income before income tax expense	3,103	10,224	(69.6)%
Income tax expense	419	275	52.4%
Net income	$2,684	$9,949	(73.0)%
______________________
*Not meaningful
Contract operations revenue. Contract operations revenue for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was consistent between periods. Average revenue per revenue generating horsepower per month increased by 1.1% to $16.79 for the three months ended June 30, 2020 compared to $16.60 for the three months ended June 30, 2019, which was offset by a 2.4% decrease in average revenue generating horsepower due to a decline in demand for compression services driven by a decrease in U.S. crude oil and natural gas activity. Our contract operations revenue was not materially impacted by any renegotiations of our contracts with our customers, and average revenue per revenue generating horsepower per month associated with our compression services provided on a month-to-month basis did not significantly differ from the average revenue per revenue generating horsepower per month associated with our compression services provided under contracts in their primary term during the period.
Parts and service revenue. The $1.7 million decrease in parts and service revenue for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily attributable to a reduction in maintenance work performed on units at our customers’ locations that are outside the scope of our core maintenance activities and offered as a courtesy to our customers, and freight and crane charges that are directly reimbursable by customers. Demand for retail parts and services fluctuates from period to period based on the varying needs of our customers.
Related party revenue. Related party revenue was earned through related party transactions in the ordinary course of business with various affiliated entities of ETO. The $3.4 million decrease in related party revenue for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was attributable to a decrease in parts and service revenue, as well as a decrease in contract operations revenue due to the expiration of contracts with various affiliated entities of ETO.
Cost of operations, exclusive of depreciation and amortization. The $6.3 million decrease in cost of operations, exclusive of depreciation and amortization, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily due to (1) a $5.2 million decrease in direct expenses, such as parts and fluids expenses, (2) a $2.5 million decrease in direct labor expenses, (3) a $1.2 million decrease in retail parts and services expenses, which have a corresponding decrease in parts and service revenue, and (4) a $1.1 million decrease in expenses related to our vehicle fleet. The decreases in parts, fluids, direct labor and vehicle expenses are primarily driven by the decrease in average revenue generating horsepower and reduced headcount during the current period. The decreases were offset by (5) a $4.6 million increase in ad valorem tax expense, due primarily to refunds received during the prior period.
Depreciation and amortization expense. The $3.6 million increase in depreciation and amortization expense for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily related to compression units placed in service to meet then expected incremental demand for our compression services by new and current customers.
Selling, general and administrative expense. The $4.1 million increase in selling, general and administrative expense for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily due to (1) a $1.9 million increase in the provision for expected credit losses, (2) a $1.9 million increase in severance charges and (3) a $1.9 million increase in unit-based compensation expense. These increases were partially offset by (4) a $0.9 million decrease in employee-related expenses and (5) a $0.5 million decrease in transaction-related expenses.
The change to the provision for expected credit losses is related to low crude oil prices driven by decreased demand due to the COVID-19 pandemic and the global oversupply of crude oil during the current period. The increase in severance charges is primarily related to the departure of one of our executives during the current period. The increase in unit-based compensation expense is primarily due to the increase in our unit price as of June 30, 2020 as compared to March 31, 2020, and the related mark-to-market change to our unit-based compensation liability. The decrease in employee-related expenses is primarily due to reduced headcount during the current period.
Impairment of compression equipment. The $3.9 million impairment of compression equipment for the three months ended June 30, 2020 was primarily the result of our evaluations of the future deployment of our idle fleet under current market conditions. Our evaluations determined that due to certain performance characteristics of the impaired equipment, such as excessive maintenance costs and the inability of the equipment to meet current emissions standards without excessive retrofitting costs, this equipment was unlikely to be accepted by customers under current market conditions.
As a result of our evaluations during the three months ended June 30, 2020, we determined to retire 11 compressor units, for a total of approximately 5,100 horsepower, that were previously used to provide compression services in our business. No impairment was recorded for the three months ended June 30, 2019.
Interest expense, net. The $0.9 million decrease in interest expense, net for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was attributable to lower weighted average interest rates under the Credit Agreement, offset by increased borrowings under the Credit Agreement.
The weighted average interest rate applicable to borrowings under the Credit Agreement was 3.09% and 5.05% for the three months ended June 30, 2020 and 2019, respectively, and average outstanding borrowings under the Credit Agreement were $455.6 million and $355.4 million for the three months ended June 30, 2020 and 2019, respectively.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019
The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Six Months Ended June 30,		Percent Change
	2020	2019
Revenues:
Contract operations	$335,787	$326,913	2.7%
Parts and service	5,784	7,084	(18.4)%
Related party	6,079	10,424	(41.7)%
Total revenues	347,650	344,421	0.9%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	109,133	113,270	(3.7)%
Depreciation and amortization	119,100	115,707	2.9%
Selling, general and administrative	32,700	32,205	1.5%
Loss (gain) on disposition of assets	(1,801)	1,586	*
Impairment of compression equipment	3,923	3,234	21.3%
Impairment of goodwill	619,411	—	*
Total costs and expenses	882,466	266,002	*
Operating income (loss)	(534,816)	78,419	*
Other income (expense):
Interest expense, net	(64,293)	(61,536)	4.5%
Other	47	32	46.9%
Total other expense	(64,246)	(61,504)	4.5%
Net income (loss) before income tax expense	(599,062)	16,915	*
Income tax expense	715	379	88.7%
Net income (loss)	$(599,777)	$16,536	*
______________________
*Not meaningful
Contract operations revenue. The $8.9 million increase in contract operations revenue for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily attributable to a 1.9% increase in average revenue per revenue generating horsepower per month which increased to $16.84 for the six months ended June 30, 2020 compared to $16.53 for the six months ended June 30, 2019, partially offset by a 0.6% decrease in average revenue generating horsepower due to a decrease in demand for compression services driven by a decline in U.S. crude oil and natural gas activity. Our contract operations revenue was not materially impacted by any renegotiations of our contracts with our customers, and average revenue per revenue generating horsepower per month associated with our compression services provided on a month-to-month basis did not significantly differ from the average revenue per revenue generating horsepower per month associated with our compression services provided under contracts in their primary term during the period.
Parts and service revenue. The $1.3 million decrease in parts and service revenue for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily attributable to a reduction in maintenance work performed on units at our customers’ locations that are outside the scope of our core maintenance activities and offered as a courtesy to our customers, and freight and crane charges that are directly reimbursable by customers. Demand for retail parts and services fluctuates from period to period based on the varying needs of our customers.
Related party revenue. Related party revenue was earned through related party transactions in the ordinary course of business with various affiliated entities of ETO. The $4.3 million decrease in related party revenue for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was attributable to a decrease in parts and service revenue, as well as a decrease in contract operations revenue due to the expiration of contracts with various affiliated entities of ETO.
Cost of operations, exclusive of depreciation and amortization. The $4.1 million decrease in cost of operations, exclusive of depreciation and amortization, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to (1) a $3.6 million decrease in direct expenses, such as parts and fluids expenses, (2) a $2.0 million decrease in direct labor expenses, (3) a $1.6 million decrease in expenses related to our vehicle fleet and (4) a $1.4 million decrease in retail parts and services expenses, which have a corresponding decrease in parts and service revenue. The decreases in parts, fluids, direct labor and vehicle expenses are primarily driven by the decrease in average revenue generating horsepower and reduced headcount during the current period. The decreases were partially offset by (5) a $5.0 million increase in ad valorem tax expense, due primarily to refunds received during the prior period.
Depreciation and amortization expense. The $3.4 million increase in depreciation and amortization expense for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily related to compression units placed in service to meet then expected incremental demand for our compression services by new and current customers.
Selling, general and administrative expense. The $0.5 million increase in selling, general and administrative expense for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to (1) a $3.4 million increase in the provision for expected credit losses and (2) a $2.0 million increase in severance charges. These increases were offset by (3) a $3.1 million decrease in unit-based compensation expense, (4) a $0.7 million decrease in third-party professional fees, (5) a $0.6 million decrease in employee-related expenses and (6) a $0.6 million decrease in transaction-related expenses.
The change to the provision for expected credit losses is related to low crude oil prices driven by decreased demand due to the COVID-19 pandemic and the global oversupply of crude oil during the current period. The increase in severance charges is primarily related to the departure of one of our executives during the current period. The decrease in unit-based compensation expense is primarily due to the decrease in our unit price in the current period and the related mark-to-market change to our unit-based compensation liability. The decreases in employee-related expenses and professional fees are related to reduced headcount and cost savings, respectively.
Impairment of compression equipment. The $3.9 million and $3.2 million impairments of compression equipment for the six months ended June 30, 2020 and June 30, 2019, respectively, were primarily the result of our evaluations of the future deployment of our idle fleet under current market conditions. Our evaluations determined that due to certain performance characteristics of the impaired equipment, such as excessive maintenance costs and the inability of the equipment to meet current emissions standards without excessive retrofitting costs, this equipment was unlikely to be accepted by customers under current market conditions.
As a result of our evaluations during the six months ended June 30, 2020 and June 30, 2019, we determined to retire 11 and 14 compressor units, respectively, for a total of approximately 5,100 and 4,700 horsepower, respectively, that were previously used to provide compression services in our business.
Impairment of goodwill. During the first quarter of 2020 certain potential impairment indicators were identified, specifically (i) the decline in the market price of our common units, (ii) the decline in global commodity prices, and (iii) the COVID-19 pandemic; which together indicated the fair value of the reporting unit was less than its carrying amount as of March 31, 2020. Management determined fair value using a weighted combination of the income approach and the market approach and, as a result, recognized a $619.4 million impairment of goodwill for the six months ended June 30, 2020. No impairment was recorded for the six months ended June 30, 2019.
Interest expense, net. The $2.8 million increase in interest expense, net for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily attributable to a full six months of interest expense incurred in the current period on the Senior Notes 2027 issued in March 2019, which were used to reduce borrowings under the Credit Agreement, partially offset by reduced borrowings and lower weighted average interest rates under the Credit Agreement.
The weighted average interest rate applicable to borrowings under the Credit Agreement was 3.60% and 5.06% for the six months ended June 30, 2020 and 2019, respectively, and average outstanding borrowings under the Credit Agreement were $434.4 million and $610.1 million for the six months ended June 30, 2020 and 2019, respectively.

Other Financial Data
The following table summarizes other financial data for the periods presented (dollars in thousands):

Other Financial Data: (1)	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2020	2019		2020	2019
Gross margin	$58,345	$60,647	(3.8)%	$119,417	$115,444	3.4%
Adjusted gross margin (2)	$118,683	$117,430	1.1%	$238,517	$231,151	3.2%
Adjusted gross margin percentage (3)	70.4%	67.6%	4.1%	68.6%	67.1%	2.2%
Adjusted EBITDA	$105,481	$104,708	0.7%	$211,665	$206,085	2.7%
Adjusted EBITDA percentage (3)	62.5%	60.3%	3.6%	60.9%	59.8%	1.8%
DCF	$58,686	$54,062	8.6%	$113,388	$108,914	4.1%
DCF Coverage Ratio	1.15x	1.14x	0.9%	1.12x	1.15x	(2.6)%
Cash Coverage Ratio	1.17x	1.15x	1.7%	1.13x	1.16x	(2.6)%
______________________
(1)Adjusted gross margin, Adjusted EBITDA, Distributable Cash Flow (“DCF”), DCF Coverage Ratio and Cash Coverage Ratio are all non-GAAP financial measures. Definitions of each measure, as well as reconciliations of each measure to its most directly comparable financial measure(s) calculated and presented in accordance with GAAP, can be found below under the caption “Non-GAAP Financial Measures.”
(2)Adjusted gross margin was previously presented as gross operating margin. The definition of Adjusted gross margin is identical to the definition of gross operating margin previously presented. For the definition of Adjusted gross margin, please refer to the “Non-GAAP Financial Measures” section below.
(3)Adjusted gross margin percentage and Adjusted EBITDA percentage are calculated as a percentage of revenue.
Gross margin. The $2.3 million decrease in gross margin for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was due to (1) a $5.0 million decrease in revenues and (2) a $3.6 million increase in depreciation and amortization, offset by (3) a $6.3 million decrease in cost of operations, exclusive of depreciation and amortization.
The $4.0 million increase in gross margin for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was due to (1) a $4.1 million decrease in cost of operations, exclusive of depreciation and amortization and (2) a $3.2 million increase in revenues, offset by (3) a $3.4 million increase in depreciation and amortization.
Adjusted gross margin. The $1.3 million increase in Adjusted gross margin for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was due to a $6.3 million decrease in cost of operations, exclusive of depreciation and amortization, offset by a $5.0 million decrease in revenues.
The $7.4 million increase in Adjusted gross margin for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was due to a $4.1 million decrease in cost of operations, exclusive of depreciation and amortization, and a $3.2 million increase in revenues.
Adjusted EBITDA. The $0.8 million, or 0.7%, increase in Adjusted EBITDA for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily attributable to a $1.3 million increase in Adjusted gross margin, partially offset by a $0.9 million increase in selling, general and administrative expenses, excluding unit-based compensation expense, severance charges and transaction expenses.
The $5.6 million, or 2.7%, increase in Adjusted EBITDA for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily attributable to a $7.4 million increase in Adjusted gross margin, partially offset by a $2.2 million increase in selling, general and administrative expenses, excluding unit-based compensation expense, severance charges and transaction expenses.
DCF. The $4.6 million, or 8.6%, increase in DCF for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily attributable to (1) a $3.5 million decrease in maintenance capital expenditures, (2) a $1.3 million increase in Adjusted gross margin and (3) a $0.8 million decrease in cash interest expense, net. These changes were partially offset by (4) a $0.9 million increase in selling, general and administrative expenses, excluding unit-based compensation expense, severance charges and transaction expenses.
The $4.5 million, or 4.1%, increase in DCF for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily attributable to (1) a $7.4 million increase in Adjusted gross margin and (2) a $1.6 million decrease in maintenance capital expenditures. These changes were partially offset by (3) a $2.5 million increase in cash interest expense, net, and (4) a $2.2 million increase in selling, general and administrative expenses, excluding unit-based compensation expense, severance charges and transaction expenses.
Coverage Ratios. The increase in DCF Coverage Ratio and Cash Coverage Ratio for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily attributable to the increase in DCF, offset by an increase in cash distributions paid on common units in the current period due to the conversion of 6,397,965 Class B Units, which did not participate in distributions, to common units on a one-for-one basis on July 30, 2019.
The decrease in DCF Coverage Ratio and Cash Coverage Ratio for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily attributable to an increase in cash distributions paid on common units in the current period due to the conversion of 6,397,965 Class B Units, which did not participate in distributions, to common units on a one-for-one basis on July 30, 2019, offset by an increase in DCF.
Liquidity and Capital Resources
Overview
We operate in a capital-intensive industry, and our primary liquidity needs are to finance the purchase of additional compression units and make other capital expenditures, service our debt, fund working capital, and pay distributions. Our principal sources of liquidity include cash generated by operating activities, borrowings under the Credit Agreement and issuances of debt and equity securities, including common units under the DRIP.
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
On August 3, 2020 (the “Amendment Effective Date”), we amended the Credit Agreement to, among other items, increase the maximum leverage ratio beginning with the fiscal quarter ending September 30, 2020 and ending with the fiscal quarter ending December 31, 2021 and provide for relief from certain covenants until December 31, 2021. Please see “Revolving Credit Facility” below for additional information regarding the amendment.
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
We classify capital expenditures as maintenance or expansion on an individual asset basis. Over the long term, we expect that our maintenance capital expenditure requirements will continue to increase as the overall size and age of our fleet increases. Our aggregate maintenance capital expenditures for the six months ended June 30, 2020 and 2019 were $13.2 million and $14.8 million, respectively. We currently plan to spend approximately $30.0 million in maintenance capital expenditures for the year 2020, including parts consumed from inventory.

Without giving effect to any equipment we may acquire pursuant to any future acquisitions, we currently have budgeted between $80.0 million and $90.0 million in expansion capital expenditures for the year 2020. Our expansion capital expenditures for the six months ended June 30, 2020 and 2019 were $69.3 million and $84.0 million, respectively.
As of June 30, 2020, we had binding commitments to purchase $18.3 million of additional compression units and serialized parts, all of which we expect to be delivered during the remainder of 2020.
Cash Flows
The following table summarizes our sources and uses of cash for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$147,432	$147,586
Net cash used in investing activities	(63,796)	(75,949)
Net cash used in financing activities	(83,644)	(71,734)
Net cash provided by operating activities. The $0.2 million decrease in net cash provided by operating activities for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily attributable to a $4.5 million increase in net income, as adjusted for non-cash items, offset by changes in working capital.
Net cash used in investing activities. The $12.2 million decrease in net cash used in investing activities for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily attributable to (1) a $20.4 million decrease in capital expenditures, for purchases of new compression units, related equipment and reconfiguration costs, offset by (2) a $6.6 million decrease in proceeds from disposition of property and equipment and (3) a $1.7 million decrease in proceeds from insurance recovery.
Net cash used in financing activities. The $11.9 million increase in net cash used in financing activities for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily attributable to (1) an $18.7 million decrease in net borrowings and (2) a $7.0 million increase in cash distributions paid on common units primarily due to the conversion of 6,397,965 Class B Units, which did not participate in distributions, to common units on a one-for-one basis on July 30, 2019. These changes were partially offset by a decrease in financing costs of $13.2 million due to the issuance of the Senior Notes 2027 in March 2019.
Revolving Credit Facility
As of June 30, 2020, we were in compliance with all of our covenants under the Credit Agreement. As of June 30, 2020, we had outstanding borrowings under the Credit Agreement of $447.8 million, $1.2 billion of borrowing base availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $151.1 million.
As of July 30, 2020, we had outstanding borrowings under the Credit Agreement of $436.0 million.
On the Amendment Effective Date, we amended the Credit Agreement to, among other items, increase the maximum funded debt to EBITDA ratio to (i) 5.75 to 1.00 for the fiscal quarters ending September 30, 2020 and December 31, 2020, (ii) 5.50 to 1.00 for the fiscal quarters ending March 31, 2021 and June 30, 2021 and (iii) 5.25 to 1.00 for the fiscal quarters ending September 30, 2021 and December 31, 2021 (reverting back to 5.00 to 1.00 for each fiscal quarter thereafter). In addition, the amendment provides that the 0.5 increase in maximum funded debt to EBITDA ratio applicable to certain future acquisitions (for the six consecutive month period in which any such acquisition occurs) is only available beginning with the fiscal quarter ending September 30, 2021, and in any case shall not increase the maximum funded debt to EBITDA ratio above 5.50 to 1.00.
The amendment also provides that, from the Amendment Effective Date until the last day of the fiscal quarter ending December 31, 2021 (the “Covenant Relief Period”), the availability requirement in order to make restricted payments from capital contributions and from available cash are each increased from $100 million to $250 million and the availability requirement in order to make prepayments of our senior notes, any subordinated indebtedness or any other indebtedness for borrowed money is increased from $100 million to $250 million. In addition, during the Covenant Relief Period, the applicable margin for Eurodollar borrowings is increased from a range of 2.00% – 2.75% to a range of 2.25% – 3.00%. The amendment further provides that the Partnership becomes guarantor of the obligations of all other guarantors under the Credit Agreement.

For a more detailed description of the Credit Agreement, see Note 8 to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this report and Note 10 to the consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” included in our 2019 Annual Report.
Senior Notes
As of June 30, 2020, we had $725.0 million and $750.0 million outstanding on our Senior Notes 2026 and Senior Notes 2027, respectively.
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
DRIP
During the six months ended June 30, 2020, distributions of $0.9 million were reinvested under the DRIP resulting in the issuance of 96,592 common units. Such distributions are treated as non-cash transactions in the accompanying unaudited condensed consolidated statements of cash flows included under Part I, Item 1 “Financial Statements” of this report.
Non-GAAP Financial Measures
Adjusted Gross Margin
Adjusted gross margin is a non-GAAP financial measure. We define Adjusted gross margin as revenue less cost of operations, exclusive of depreciation and amortization expense. We believe that Adjusted gross margin is useful as a supplemental measure to investors of our operating profitability. Adjusted gross margin is impacted primarily by the pricing trends for service operations and cost of operations, including labor rates for service technicians, volume and per unit costs for lubricant oils, quantity and pricing of routine preventative maintenance on compression units and property tax rates on compression units. Adjusted gross margin should not be considered an alternative to, or more meaningful than, gross margin or any other measure of financial performance presented in accordance with GAAP. Moreover, Adjusted gross margin as presented may not be comparable to similarly titled measures of other companies. Because we capitalize assets, depreciation and amortization of equipment is a necessary element of our costs. To compensate for the limitations of Adjusted gross margin as a measure of our performance, we believe that it is important to consider gross margin determined under GAAP, as well as Adjusted gross margin, to evaluate our operating profitability.
The following table reconciles Adjusted gross margin to gross margin, its most directly comparable GAAP financial measure, for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total revenues	$168,651	$173,675	$347,650	$344,421
Cost of operations, exclusive of depreciation and amortization	(49,968)	(56,245)	(109,133)	(113,270)
Depreciation and amortization	(60,338)	(56,783)	(119,100)	(115,707)
Gross margin	$58,345	$60,647	$119,417	$115,444
Depreciation and amortization	60,338	56,783	119,100	115,707
Adjusted gross margin	$118,683	$117,430	$238,517	$231,151

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

The following table reconciles Adjusted EBITDA to net income (loss) and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$2,684	$9,949	$(599,777)	$16,536
Interest expense, net	31,815	32,679	64,293	61,536
Depreciation and amortization	60,338	56,783	119,100	115,707
Income tax expense	419	275	715	379
EBITDA	$95,256	$99,686	$(415,669)	$194,158
Interest income on capital lease	105	177	229	371
Unit-based compensation expense (1)	4,568	2,706	2,739	5,840
Transaction expenses (2)	—	465	—	551
Severance charges	2,416	128	2,833	345
Loss (gain) on disposition of assets	(787)	1,546	(1,801)	1,586
Impairment of compression equipment (3)	3,923	—	3,923	3,234
Impairment of goodwill (4)	—	—	619,411	—
Adjusted EBITDA	$105,481	$104,708	$211,665	$206,085
Interest expense, net	(31,815)	(32,679)	(64,293)	(61,536)
Non-cash interest expense	1,960	1,975	3,946	3,655
Income tax expense	(419)	(275)	(715)	(379)
Interest income on capital lease	(105)	(177)	(229)	(371)
Transaction expenses	—	(465)	—	(551)
Severance charges	(2,416)	(128)	(2,833)	(345)
Other	2,349	486	3,972	500
Changes in operating assets and liabilities	22,320	26,372	(4,081)	528
Net cash provided by operating activities	$97,355	$99,817	$147,432	$147,586
______________________
(1)For the three and six months ended June 30, 2020, unit-based compensation expense included $0.9 million and $1.8 million, respectively, of cash payments related to quarterly payments of DERs on outstanding phantom unit awards and $0.5 million each period related to the cash portion of any settlement of phantom unit awards upon vesting. For the three and six months ended June 30, 2019, unit-based compensation expense included $0.6 million and $1.3 million, respectively, of cash payments related to quarterly payments of DERs on outstanding phantom unit awards and $0.3 million and $0.6 million, respectively, related to the cash portion of any settlement of phantom unit awards upon vesting. The remainder of the unit-based compensation expense for all periods was related to non-cash adjustments to the unit-based compensation liability.
(2)Represents certain expenses related to potential and completed transactions and other items. We believe it is useful to investors to exclude these fees.
(3)Represents non-cash charges incurred to write down long-lived assets with recorded values that are not expected to be recovered through future cash flows.
(4)For further discussion of our goodwill impairment recorded for the six months ended June 30, 2020, see “Financial Results of Operations” above and Note 5 to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this report.

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

The following table reconciles DCF to net income (loss) and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$2,684	$9,949	$(599,777)	$16,536
Non-cash interest expense	1,960	1,975	3,946	3,655
Depreciation and amortization	60,338	56,783	119,100	115,707
Non-cash income tax expense	149	187	272	201
Unit-based compensation expense (1)	4,568	2,706	2,739	5,840
Transaction expenses (2)	—	465	—	551
Severance charges	2,416	128	2,833	345
Loss (gain) on disposition of assets	(787)	1,546	(1,801)	1,586
Impairment of compression equipment (3)	3,923	—	3,923	3,234
Impairment of goodwill (4)	—	—	619,411	—
Distributions on Preferred Units	(12,188)	(12,188)	(24,375)	(24,375)
Proceeds from insurance recovery	—	383	336	427
Maintenance capital expenditures (5)	(4,377)	(7,872)	(13,219)	(14,793)
DCF	$58,686	$54,062	$113,388	$108,914
Maintenance capital expenditures	4,377	7,872	13,219	14,793
Transaction expenses	—	(465)	—	(551)
Severance charges	(2,416)	(128)	(2,833)	(345)
Distributions on Preferred Units	12,188	12,188	24,375	24,375
Other	2,200	(84)	3,364	(128)
Changes in operating assets and liabilities	22,320	26,372	(4,081)	528
Net cash provided by operating activities	$97,355	$99,817	$147,432	$147,586
______________________
(1)For the three and six months ended June 30, 2020, unit-based compensation expense included $0.9 million and $1.8 million, respectively, of cash payments related to quarterly payments of DERs on outstanding phantom unit awards and $0.5 million each period related to the cash portion of any settlement of phantom unit awards upon vesting. For the three and six months ended June 30, 2019, unit-based compensation expense included $0.6 million and $1.3 million, respectively, of cash payments related to quarterly payments of DERs on outstanding phantom unit awards and $0.3 million and $0.6 million, respectively, related to the cash portion of any settlement of phantom unit awards upon vesting. The remainder of the unit-based compensation expense for all periods was related to non-cash adjustments to the unit-based compensation liability.
(2)Represents certain expenses related to potential and completed transactions and other items. We believe it is useful to investors to exclude these fees.
(3)Represents non-cash charges incurred to write down long-lived assets with recorded values that are not expected to be recovered through future cash flows.
(4)For further discussion of our goodwill impairment recorded for the six months ended June 30, 2020, see “Financial Results of Operations” above and Note 5 to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this report.
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
The following table summarizes certain coverage ratios for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
DCF	$58,686	$54,062	$113,388	$108,914

Distributions for DCF Coverage Ratio (1)	$50,850	$47,356	$101,629	$94,689

Distributions reinvested in the DRIP (2)	$653	$236	$1,265	$462

Distributions for Cash Coverage Ratio (3)	$50,197	$47,120	$100,364	$94,227

DCF Coverage Ratio	1.15x	1.14x	1.12x	1.15x

Cash Coverage Ratio	1.17x	1.15x	1.13x	1.16x
______________________
(1)Represents distributions to the holders of our common units as of the record date.
(2)Represents distributions to holders enrolled in the DRIP as of the record date. The amounts for the three and six months ended June 30, 2020 are based on an estimate as of the record date.
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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to any natural gas or crude oil in connection with our services and, accordingly, have no direct exposure to fluctuating commodity prices. However, the demand for our compression services depends upon the continued demand for, and production of, natural gas and crude oil. Sustained low natural gas or crude oil prices over the long term could result in a decline in the production of natural gas or crude oil, which could result in reduced demand for our compression services. We do not intend to hedge our indirect exposure to fluctuating commodity prices. A one percent decrease in average revenue generating horsepower for the six months ended June 30, 2020 would result in an annual decrease of approximately $6.6 million in revenue and $4.5 million in Adjusted gross margin. Adjusted gross margin is a non-GAAP financial measure. For a reconciliation of Adjusted gross margin to gross margin, its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” of this report.
Interest Rate Risk
We are exposed to market risk due to variable interest rates under our financing arrangements.
As of June 30, 2020, we had $447.8 million of variable-rate indebtedness outstanding at a weighted average interest rate of 2.77%. A one percent increase or decrease in the effective interest rate on our variable-rate outstanding debt as of June 30, 2020 would result in an annual increase or decrease in our interest expense of approximately $4.5 million.
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

ITEM 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2020 at the reasonable assurance level.
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
ITEM 1A. Risk Factors
Security holders and potential investors in our securities should carefully consider the risk factors set forth in Part I, Item 1A. “Risk Factors” of our 2019 Annual Report and in Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.
ITEM 6. Exhibits
The following documents are filed, furnished or incorporated by reference as part of this report:

Exhibit Number	Description
3.1
Certificate of Limited Partnership of USA Compression Partners, LP (incorporated by reference to Exhibit 3.1 to Amendment No. 3 of the Partnership’s registration statement on Form S-1 (Registration No. 333-174803) filed on December 21, 2011)

3.2
Second Amended and Restated Agreement of Limited Partnership of USA Compression Partners, LP (incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on April 6, 2018)

10.1
Amendment No. 1 to Sixth Amended and Restated Credit Agreement, dated as of August 3, 2020, among USA Compression Partners, LP, as borrower, each of the Guarantors and Lenders party thereto and JPMorgan Chase Bank, N.A., as an LC Issuer and as the Agent (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on August 3, 2020)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*	The following materials from USA Compression Partners, LP’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2020 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) our Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (ii) our Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019, (iii) our Consolidated Statements of Changes in Partners’ Capital for the three and six months ended June 30, 2020 and 2019, (iv) our Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, and (v) the related notes to our consolidated financial statements.
104*	The cover page from this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, formatted in Inline XBRL (included with Exhibit 101)
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

August 4, 2020	USA COMPRESSION PARTNERS, LP

	By:	USA Compression GP, LLC its General Partner

	By:	/s/ Matthew C. Liuzzi
Matthew C. Liuzzi
Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

	By:	/s/ G. Tracy Owens
G. Tracy Owens
Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)