Form 10-Q
period 2020-09-30
USA Compression Partners, LP
filed 2020-11-03
CIK 1522727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of October 29, 2020, there were 96,903,512 common units outstanding.

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

ii

PART I.  FINANCIAL INFORMATION
ITEM 1.    Financial Statements
USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$2	$10
Accounts receivable:
Trade, net of allowances for credit losses of $5,204 and $2,479, respectively	71,308	80,276
Other	5,366	11,057
Related party receivables	44,942	45,461
Inventories	89,538	91,923
Prepaid expenses and other assets	2,931	2,196
Total current assets	214,087	230,923
Property and equipment, net	2,419,437	2,482,943
Lease right-of-use assets	23,556	18,317
Identifiable intangible assets, net	341,136	363,171
Goodwill	—	619,411
Other assets	13,116	15,642
Total assets	$3,011,332	$3,730,407
Liabilities, Preferred Units and Partners’ Capital
Current liabilities:
Accounts payable	$12,274	$21,703
Accrued liabilities	88,003	119,383
Deferred revenue	45,537	48,289
Total current liabilities	145,814	189,375
Long-term debt, net	1,949,176	1,852,360
Operating lease liabilities	21,980	17,343
Other liabilities	15,384	13,422
Total liabilities	2,132,354	2,072,500
Commitments and contingencies
Preferred Units	477,309	477,309
Partners’ capital:
Common units, 96,903 and 96,632 units issued and outstanding, respectively	387,690	1,166,619
Warrants	13,979	13,979
Total partners’ capital	401,669	1,180,598
Total liabilities, Preferred Units and partners’ capital	$3,011,332	$3,730,407
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Contract operations	$156,632	$166,197	$492,419	$493,110
Parts and service	1,986	4,460	7,770	11,544
Related party	3,048	5,099	9,127	15,523
Total revenues	161,666	175,756	509,316	520,177
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	46,715	57,423	155,848	170,693
Depreciation and amortization	60,072	57,513	179,172	173,220
Selling, general and administrative	12,716	16,631	45,416	48,836
Loss (gain) on disposition of assets	1,686	(1,975)	(115)	(389)
Impairment of compression equipment	1,706	—	5,629	3,234
Impairment of goodwill	—	—	619,411	—
Total costs and expenses	122,895	129,592	1,005,361	395,594
Operating income (loss)	38,771	46,164	(496,045)	124,583
Other income (expense):
Interest expense, net	(32,004)	(32,626)	(96,297)	(94,162)
Other	20	21	67	53
Total other expense	(31,984)	(32,605)	(96,230)	(94,109)
Net income (loss) before income tax expense	6,787	13,559	(592,275)	30,474
Income tax expense	268	244	983	623
Net income (loss)	6,519	13,315	(593,258)	29,851
Less: distributions on Preferred Units	(12,188)	(12,188)	(36,563)	(36,563)
Net income (loss) attributable to common and Class B unitholders’ interests	$(5,669)	$1,127	$(629,821)	$(6,712)

Net income (loss) attributable to:
Common units	$(5,669)	$2,084	$(629,821)	$1,043
Class B Units	$—	$(957)	$—	$(7,755)

Weighted average common units outstanding – basic	96,882	94,625	96,776	91,648

Weighted average common units outstanding – diluted	96,882	94,846	96,776	91,817

Weighted average Class B Units outstanding – basic and diluted	—	2,017	—	4,921

Basic and diluted net income (loss) per common unit	$(0.06)	$0.02	$(6.51)	$0.01

Basic and diluted net loss per Class B Unit	$—	$(0.47)	$—	$(1.58)

Distributions declared per common unit for respective periods	$0.525	$0.525	$1.575	$1.575
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Changes in Partners’ Capital
(in thousands, except per unit amounts)

	For the Nine Months Ended September 30, 2020
	Common units	Warrants	Total
Partners’ capital ending balance, December 31, 2019	$1,166,619	$13,979	$1,180,598
Vesting of phantom units	1,065	—	1,065
Distributions and DERs, $0.525 per unit	(50,755)	—	(50,755)
Issuance of common units under the DRIP	301	—	301
Unit-based compensation for equity classified awards	55	—	55
Net loss attributable to common unitholders’ interests	(614,648)	—	(614,648)
Partners’ capital ending balance, March 31, 2020	502,637	13,979	516,616
Vesting of phantom units	659	—	659
Distributions and DERs, $0.525 per unit	(50,801)	—	(50,801)
Issuance of common units under the DRIP	612	—	612
Unit-based compensation for equity classified awards	56	—	56
Net loss attributable to common unitholders’ interests	(9,504)	—	(9,504)
Partners’ capital ending balance, June 30, 2020	443,659	13,979	457,638
Vesting of phantom units	20	—	20
Distributions and DERs, $0.525 per unit	(50,874)	—	(50,874)
Issuance of common units under the DRIP	499	—	499
Unit-based compensation for equity classified awards	55	—	55
Net loss attributable to common unitholders’ interests	(5,669)	—	(5,669)
Partners' capital ending balance, September 30, 2020	$387,690	$13,979	$401,669

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Changes in Partners’ Capital
(continued)
(in thousands, except per unit amounts)

	For the Nine Months Ended September 30, 2019
	Common units	Class B Units	Warrants	Total
Partners’ capital ending balance, December 31, 2018	$1,289,731	$75,146	$13,979	$1,378,856
Vesting of phantom units	2,357	—	—	2,357
Distributions and DERs, $0.525 per unit	(47,259)	—	—	(47,259)
Issuance of common units under the DRIP	252	—	—	252
Unit-based compensation for equity classified awards	36	—	—	36
Net loss attributable to common and Class B unitholders’ interests	(2,088)	(3,512)	—	(5,600)
Partners’ capital ending balance, March 31, 2019	1,243,029	71,634	13,979	1,328,642
Vesting of phantom units	539	—	—	539
Distributions and DERs, $0.525 per unit	(47,351)	—	—	(47,351)
Issuance of common units under the DRIP	227	—	—	227
Unit-based compensation for equity classified awards	41	—	—	41
Net income (loss) attributable to common and Class B unitholders’ interests	1,047	(3,286)	—	(2,239)
Partners’ capital ending balance, June 30, 2019	1,197,532	68,348	13,979	1,279,859
Vesting of phantom units	30	—	—	30
Distributions and DERs, $0.525 per unit	(47,373)	—	—	(47,373)
Issuance of common units under the DRIP	236	—	—	236
Unit-based compensation for equity classified awards	41	—	—	41
Net income (loss) attributable to common and Class B unitholders’ interests	2,084	(957)	—	1,127
Conversion of Class B Units to common units	67,391	(67,391)	—	—
Partners' capital ending balance, September 30, 2019	$1,219,941	$—	$13,979	$1,233,920
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(593,258)	$29,851
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	179,172	173,220
Provision for expected credit losses	3,700	300
Amortization of debt issuance costs	6,113	5,620
Unit-based compensation expense	4,071	7,930
Deferred income tax expense	350	352
Gain on disposition of assets	(115)	(389)
Impairment of compression equipment	5,629	3,234
Impairment of goodwill	619,411	—
Changes in assets and liabilities:
Accounts receivable and related party receivables, net	14,403	(7,103)
Inventories	(12,106)	(21,223)
Prepaid expenses and other current assets	(735)	(1,768)
Other assets	2,445	1,783
Other liabilities	1,829	(8)
Accounts payable	(4,097)	2,468
Accrued liabilities and deferred revenue	(31,161)	14,613
Net cash provided by operating activities	195,651	208,880
Cash flows from investing activities:
Capital expenditures, net	(97,881)	(134,146)
Proceeds from disposition of property and equipment	2,367	22,165
Proceeds from insurance recovery	1,324	3,754
Net cash used in investing activities	(94,190)	(108,227)
Cash flows from financing activities:
Proceeds from revolving credit facility	628,804	653,721
Proceeds from issuance of senior notes	—	750,000
Payments on revolving credit facility	(534,628)	(1,308,731)
Cash paid related to net settlement of unit-based awards	(1,125)	(1,714)
Cash distributions on common units	(153,541)	(143,158)
Cash distributions on Preferred Units	(36,563)	(36,563)
Deferred financing costs	(3,780)	(13,517)
Other	(636)	(788)
Net cash used in financing activities	(101,469)	(100,750)
Decrease in cash and cash equivalents	(8)	(97)
Cash and cash equivalents, beginning of period	10	99
Cash and cash equivalents, end of period	$2	$2

Supplemental cash flow information:
Cash paid for interest, net of capitalized amounts	$115,973	$99,646
Cash paid for income taxes	$633	$173
Supplemental non-cash transactions:
Non-cash distributions to certain common unitholders (DRIP)	$1,412	$715
Transfers from inventories to property and equipment	$13,401	$17,686
Changes in capital expenditures included in accounts payable and accrued liabilities	$(9,536)	$3,825
Financing costs included in accounts payable and accrued liabilities	$115	$—
Conversion of Class B Units to common units	$—	$67,391
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
In the opinion of our management, such financial information reflects all normal recurring adjustments necessary for a fair presentation of these interim unaudited condensed consolidated financial statements in accordance with GAAP. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2019 filed on February 18, 2020 (our “2019 Annual Report”).
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
Capitalized interest is calculated by multiplying the Partnership’s monthly effective interest rate on outstanding debt by the amount of qualifying costs, which include upfront payments to acquire certain compression units. Capitalized interest was $6,000 and $0.2 million for the three and nine months ended September 30, 2020, respectively, and $0.1 million and $0.5 million for the three and nine months ended September 30, 2019, respectively.
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
Refer to Note 5 for more detailed information about impairment charges during the three and nine months ended September 30, 2020 and 2019.

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
Refer to Note 5 for more detailed information about goodwill impairment charges during the nine months ended September 30, 2020.
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
As of September 30, 2020, our financial instruments consisted primarily of cash and cash equivalents, trade accounts receivable, trade accounts payable and long-term debt. The book values of cash and cash equivalents, trade accounts receivable and trade accounts payable are representative of fair value due to their short-term maturities. The carrying amount of our revolving credit facility approximates fair value due to the floating interest rates associated with the debt.
The fair value of our Senior Notes 2026 and Senior Notes 2027 were estimated using quoted prices in inactive markets and are considered Level 2 measurements.

The following table summarizes the aggregate principal amount and fair value of our Senior Notes 2026 and Senior Notes 2027 (in thousands):

	September 30, 2020	December 31, 2019
Senior Notes 2026, aggregate principal	$725,000	$725,000
Fair value of Senior Notes 2026	725,000	764,875

Senior Notes 2027, aggregate principal	$750,000	$750,000
Fair value of Senior Notes 2027	746,250	785,625
Operating Segment
We operate in a single business segment, the compression services business.
(3) Trade Accounts Receivable
The allowance for credit losses, which was $5.2 million and $2.5 million as of September 30, 2020 and December 31, 2019, respectively, is our best estimate of the amount of probable credit losses included in our existing accounts receivable.
The following summarizes activity within our trade accounts receivable allowance for credit losses balance (in thousands):

Allowance for Credit Losses
Balance as of December 31, 2019	$2,479
Current-period provision for expected credit losses (1)	3,700
Writeoffs charged against the allowance	(975)
Balance as of September 30, 2020	$5,204
______________________
(1)There was no provision for expected credit losses recognized during the three months ended September 30, 2020.
Low crude oil prices, driven by decreased demand for and global oversupply of crude oil as a result of the COVID-19 pandemic, is the primary factor contributing to the increase to the allowance for credit losses for the nine months ended September 30, 2020. We cannot predict the duration of these conditions or the severity of their impact on our customers and the collectability of their accounts receivable.
(4)  Inventories
Components of inventories are as follows (in thousands):

	September 30, 2020	December 31, 2019
Serialized parts	$45,357	$43,890
Non-serialized parts	44,181	48,033
Total inventories	$89,538	$91,923

(5)  Property and Equipment, Identifiable Intangible Assets and Goodwill
Property and Equipment
Property and equipment consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Compression and treating equipment	$3,468,258	$3,384,985
Computer equipment	53,416	54,940
Automobiles and vehicles	34,074	33,544
Leasehold improvements	8,205	7,395
Buildings	5,333	8,639
Furniture and fixtures	1,109	1,543
Land	77	77
Total property and equipment, gross	3,570,472	3,491,123
Less: accumulated depreciation and amortization	(1,151,035)	(1,008,180)
Total property and equipment, net	$2,419,437	$2,482,943
Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Compression equipment, acquired new	25 years
Compression equipment, acquired used	5 - 25 years
Furniture and fixtures	3 - 10 years
Vehicles and computer equipment	1 - 10 years
Buildings	5 years
Leasehold improvements	5 years
Depreciation expense on property and equipment and loss (gain) on disposition of assets were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Depreciation expense	$52,727	$50,169	$157,137	$151,186
Loss (gain) on disposition of assets	1,686	(1,975)	(115)	(389)
As of September 30, 2020 and December 31, 2019, there was $1.8 million and $11.4 million, respectively, of property and equipment purchases in accounts payable and accrued liabilities.
On a quarterly basis, we evaluate the future deployment of our idle fleet under current market conditions. For the three and nine months ended September 30, 2020, we determined to retire 16 and 27 compressor units, respectively, for a total of approximately 3,900 and 9,000 horsepower, respectively, that were previously used to provide compression services in our business. As a result, we recorded impairments of compression equipment of $1.7 million and $5.6 million for the three and nine months ended September 30, 2020, respectively.
For the nine months ended September 30, 2019, we determined to retire 14 compressor units, for a total of approximately 4,700 horsepower, that were previously used to provide compression services in our business. As a result, we recorded an impairment of compression equipment of $3.2 million for the nine months ended September 30, 2019.
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
No impairment was recorded for the three months ended September 30, 2019.

Identifiable Intangible Assets
Identifiable intangible assets, net consisted of the following (in thousands):

	Customer Relationships	Trade Names	Total
Net balance as of December 31, 2019	$329,057	$34,114	$363,171
Amortization expense	(19,578)	(2,457)	(22,035)
Net balance as of September 30, 2020	$309,479	$31,657	$341,136
Accumulated amortization of intangible assets was $209.5 million and $187.5 million as of September 30, 2020 and December 31, 2019, respectively. The expected amortization of the intangible assets for each of the five succeeding years is $29.4 million.
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
(6)  Other Current Liabilities
Components of other current liabilities included the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued sales tax contingencies (1)	$44,923	$48,883
Accrued interest expense	5,736	31,210
Accrued payroll and benefits	11,472	10,687
Accrued capital expenditures	1,821	11,357
Accrued property taxes	8,217	4,116
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
Supplemental balance sheet information related to leases consisted of the following (in thousands):

Assets (liabilities)	September 30, 2020	December 31, 2019
Operating leases:
Lease ROU assets	$23,556	$18,317
Accrued liabilities	(3,111)	(2,451)
Operating lease liabilities	(21,980)	(17,343)
Finance leases:
Property and equipment, gross	$3,978	$7,268
Accumulated depreciation	(2,862)	(5,845)
Property and equipment, net	1,116	1,423
Accrued liabilities	(556)	(774)
Other liabilities	(1,130)	(1,550)

Components of lease expense consisted of the following (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Income Statement Line Item	2020	2019	2020	2019
Operating lease costs:
Operating lease cost	Cost of operations, exclusive of depreciation and amortization	$758	$563	$2,123	$1,218
Operating lease cost	Selling, general and administrative	386	312	1,159	787
Total operating lease costs		1,144	875	3,282	2,005
Finance lease costs:
Amortization of lease assets	Depreciation and amortization	102	116	307	1,526
Short-term lease costs:
Short-term lease cost	Cost of operations, exclusive of depreciation and amortization	104	89	266	233
Short-term lease cost	Selling, general and administrative	8	11	36	21
Total short-term lease costs		112	100	302	254
Variable lease costs:
Variable lease cost	Cost of operations, exclusive of depreciation and amortization	46	8	208	155
Variable lease cost	Selling, general and administrative	249	293	946	1,008
Total variable lease costs		295	301	1,154	1,163
Total lease costs		$1,653	$1,392	$5,045	$4,948
The weighted average remaining lease terms and weighted average discount rates were as follows:

	September 30, 2020	December 31, 2019
Weighted average remaining lease term:
Operating leases	8 years	8 years
Finance leases	4 years	4 years
Weighted average discount rate:
Operating leases	5.0%	4.9%
Finance leases	2.6%	2.6%
Supplemental cash flow information related to leases consisted of the following (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(3,204)	$(2,117)
Operating cash flows from finance leases	(477)	(673)
Financing cash flows from finance leases	(636)	(788)
ROU assets obtained in exchange for lease obligations:
Operating leases	$7,663	$11,784
Finance leases	—	259

Maturities of lease liabilities as of September 30, 2020 consisted of the following (in thousands):

	Operating Leases	Finance Leases	Total
2020 (remainder)	$1,104	$146	$1,250
2021	4,207	567	4,774
2022	3,924	398	4,322
2023	3,562	369	3,931
2024	3,345	284	3,629
Thereafter	14,545	—	14,545
Total lease payments	30,687	1,764	32,451
Less: present value discount	(5,596)	(78)	(5,674)
Present value of lease liabilities	$25,091	$1,686	$26,777
As of September 30, 2020, we have not entered into any additional leases that have not yet commenced.
Lessor Accounting
We granted a bargain purchase option to a customer with respect to certain compressor packages leased to the customer. The bargain purchase option provides the customer with an option to acquire the equipment at a value significantly less than the fair market value at the end of the lease term in 2021.
We accounted for this option as a sales-type lease resulting in a current installment receivable included in other accounts receivable of $4.0 million and $4.0 million, and a long-term installment receivable included in other assets of $0 and $2.9 million as of September 30, 2020 and December 31, 2019, respectively.
As of September 30, 2020, there is no allowance for credit losses on our net investment in the sales-type lease based on our collections experience with the customer.
Revenue and interest income related to the lease is recognized over the lease term. We recognize maintenance revenue within contract operations revenue and interest income within interest expense, net. Maintenance revenue and interest income were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Maintenance revenue	$323	$323	$968	$968
Interest income	87	159	316	530
Lease payments expected to be received subsequent to September 30, 2020 are as follows (in thousands):

Lease Payments
2020 (remainder)	$1,418
2021	3,356
Total installment receivables	4,774
Less: present value discount	(821)
Present value of installment receivables	$3,953
FASB Accounting Standards Codification (“ASC”) Topic 842 provides lessors with a practical expedient to not separate non-lease components from the associated lease components and, instead, to account for those components as a single component if the non-lease components otherwise would be accounted for under ASC Topic 606 Revenue from Contracts with Customers (“ASC Topic 606”) and certain conditions are met. Our contract operations services agreements meet these conditions and we consider the predominant component to be the non-lease components, resulting in the ongoing recognition of revenue following ASC Topic 606 guidance.

(8)  Long-term Debt
Our long-term debt, of which there is no current portion, consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Revolving credit facility	$496,898	$402,722
Senior Notes 2026, aggregate principal	725,000	725,000
Senior Notes 2027, aggregate principal	750,000	750,000
Less: deferred financing costs, net of amortization	(22,722)	(25,362)
Total senior notes, net	1,452,278	1,449,638
Total long-term debt, net	$1,949,176	$1,852,360
Revolving Credit Facility
As of September 30, 2020, we were in compliance with all of our covenants under the Credit Agreement. The Credit Agreement has an aggregate commitment of $1.6 billion (subject to availability under our borrowing base), with a further potential increase of $400 million, and has a maturity date of April 2, 2023, which we expect to maintain for the term.
As of September 30, 2020, we had outstanding borrowings under the Credit Agreement of $496.9 million, $1.1 billion of borrowing base availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $411.8 million. Our weighted average interest rate in effect for all borrowings under the Credit Agreement as of September 30, 2020 was 3.03%, with a weighted average interest rate of 3.36% for the nine months ended September 30, 2020. There were no letters of credit issued as of September 30, 2020. We pay a commitment fee of 0.375% on the unused portion of the Credit Agreement.
The Credit Agreement was amended on August 3, 2020 (the “Amendment Effective Date”) and amends, among other things, the requirements of certain covenants and the date on which certain covenants in the Credit Agreement must be met from the Amendment Effective Date until the last day of the fiscal quarter ending December 31, 2021 (the “Covenant Relief Period”).
The Credit Agreement permits us to make distributions of available cash to unitholders so long as (i) no default under the facility has occurred, is continuing or would result from the distribution, (ii) immediately prior to and after giving effect to such distribution, we are in compliance with the facility’s financial covenants and (iii) immediately after giving effect to such distribution, we have availability under the Credit Agreement of at least $250 million (reverting back to $100 million after the Covenant Relief Period).
The Credit Agreement also contains various financial covenants, including covenants requiring us to maintain:
•a minimum EBITDA to interest coverage ratio of 2.5 to 1.0, determined as of the last day of each fiscal quarter, for the annualized trailing three months; and
•a maximum funded debt to EBITDA ratio, determined as of the last day of each fiscal quarter, for the annualized trailing three months of (i) 5.75 to 1.00 for the fiscal quarters ending September 30, 2020 and December 31, 2020, (ii) 5.50 to 1.00 for the fiscal quarters ending March 31, 2021 and June 30, 2021 and (iii) 5.25 to 1.00 for the fiscal quarters ending September 30, 2021 and December 31, 2021 (reverting back to 5.00 to 1.00 after the Covenant Relief Period). In addition, the amendment provides that the 0.5 increase in maximum funded debt to EBITDA ratio applicable to certain future acquisitions (for the six consecutive month period in which any such acquisition occurs) is only available beginning with the fiscal quarter ending September 30, 2021, and in any case shall not increase the maximum funded debt to EBITDA ratio above 5.50 to 1.00.
In addition, during the Covenant Relief Period, the applicable margin for Eurodollar borrowings is increased from a range of 2.00% – 2.75% to a range of 2.25% – 3.00%. The amendment further provides that the Partnership becomes guarantor of the obligations of all other guarantors under the Credit Agreement.
In connection with the Credit Agreement amendment, we incurred arrangement fees, consent fees and other fees in the amount of $3.4 million, which were capitalized to loan costs and are amortized over the remaining term of the Credit Agreement.

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
The indenture governing the Senior Notes 2026 (the “2026 Indenture”) contains certain financial ratios that we must comply with in order to make certain restricted payments as described in the 2026 Indenture. As of September 30, 2020, we were in compliance with such financial covenants under the 2026 Indenture.
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
The indenture governing the Senior Notes 2027 (the “2027 Indenture”) contains certain financial ratios that we must comply with in order to make certain restricted payments as described in the 2027 Indenture. As of September 30, 2020, we were in compliance with such financial covenants under the 2027 Indenture.
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
(9)  Preferred Units
We had 500,000 Preferred Units outstanding as of September 30, 2020 and December 31, 2019, respectively, with a face value of $1,000 per Preferred Unit.
The Preferred Units rank senior to the common units with respect to distributions and rights upon liquidation. The holders of the Preferred Units are entitled to receive cumulative quarterly cash distributions equal to $24.375 per Preferred Unit.

We have declared and paid quarterly cash distributions to the holders of the Preferred Units of record as follows:

Payment Date	Distribution per Preferred Unit
February 8, 2019	$24.375
May 10, 2019	24.375
August 9, 2019	24.375
November 8, 2019	24.375
2019 total distributions	$97.500

February 7, 2020	$24.375
May 8, 2020	24.375
August 10, 2020	24.375
2020 total distributions	$73.125
Announced Quarterly Distribution
On October 15, 2020, we declared a cash distribution of $24.375 per unit on the Preferred Units. The distribution will be paid on November 6, 2020 to the holders of the Preferred Units of record as of close of business on October 26, 2020.
Changes in the Preferred Units balance are as follows (in thousands):

Preferred Units
Balance as of December 31, 2019	$477,309
Net income allocated to Preferred Units	36,563
Cash distributions on Preferred Units	(36,563)
Balance as of September 30, 2020	$477,309

(10) Partners’ Capital
Common Units
The change in common units outstanding was as follows:

Units Outstanding
Number of units outstanding as of December 31, 2019	96,631,976
Vesting of phantom units	130,772
Issuance of common units under the DRIP	140,318
Number of units outstanding as of September 30, 2020	96,903,066
As of September 30, 2020, ETO held 46,056,228 common units, including 8,000,000 common units held by the General Partner and controlled by ETO.
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

Cash Distributions
We have declared and paid quarterly distributions per unit to our limited partner unitholders of record, including holders of our common units and phantom units, as follows (dollars in millions, except distribution per unit):

Payment Date	Distribution per Limited Partner Unit	Amount Paid to Common Unitholders	Amount Paid to Phantom Unitholders	Total Distribution
February 8, 2019	$0.525	$47.2	$0.7	$47.9
May 10, 2019	0.525	47.3	0.6	47.9
August 9, 2019	0.525	47.4	0.6	48.0
November 8, 2019	0.525	50.7	0.6	51.3
2019 total distributions	$2.10	$192.6	$2.5	$195.1

February 7, 2020	$0.525	$50.7	$0.9	$51.6
May 8, 2020	0.525	50.8	0.9	51.7
August 10, 2020	0.525	50.9	0.8	51.7
2020 total distributions	$1.575	$152.4	$2.6	$155.0
Announced Quarterly Distribution
On October 15, 2020, we announced a cash distribution of $0.525 per unit on our common units. The distribution will be paid on November 6, 2020 to common unitholders of record as of the close of business on October 26, 2020.
DRIP
During the nine months ended September 30, 2020, distributions of $1.4 million were reinvested under the DRIP resulting in the issuance of 140,318 common units.
Warrants
As of September 30, 2020 and December 31, 2019, we had two tranches of warrants outstanding, which includes warrants to purchase (i) 5,000,000 common units with a strike price of $17.03 per common unit and (ii) 10,000,000 common units with a strike price of $19.59 per common unit (collectively, the “Warrants”). The Warrants may be exercised by the holders at any time before April 2, 2028.
Earnings (Loss) per Unit
The computation of earnings (loss) per unit is based on the weighted average number of participating securities outstanding during the applicable period. Basic earnings (loss) per unit is determined by dividing net income (loss) allocated to participating securities after deducting the distributions on Preferred Units, by the weighted average number of participating securities outstanding during the period. Net income (loss) attributable to unitholders is allocated to participating securities based on their respective shares of the distributed and undistributed earnings for the period. To the extent cash distributions exceed net income (loss) attributable to unitholders for the period, the excess distributions are allocated to all participating securities outstanding based on their respective ownership percentages. Diluted earnings (loss) per unit are computed using the treasury stock method, which considers the potential issuance of limited partner units associated with our long-term incentive plan and Warrants. The classes of participating securities include common units, Class B Units prior to July 30, 2019, and certain equity-based compensation awards. Unvested phantom units and unexercised Warrants are not included in basic earnings per unit, as they are not considered to be participating securities, but are included in the calculation of diluted earnings per unit to the extent they are dilutive, and in the case of Warrants to the extent they are considered “in the money.”
For the three and nine months ended September 30, 2020, approximately 584,000 and 542,000 incremental unvested phantom units, respectively, were excluded from the calculation of diluted earnings per common unit because the impact was anti-dilutive and our outstanding Warrants are not included in the computation as they are not considered “in the money” for either period.
For the three and nine months ended September 30, 2019, approximately 221,000 and 169,000 incremental unvested phantom units, respectively, represented the difference between our basic and diluted weighted average common units outstanding and our outstanding Warrants are not included in the computation as they are not considered “in the money” for either period.
(11) Revenue Recognition
Disaggregation of Revenue
The following table disaggregates our revenue by type of service (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Contract operations revenue	$159,682	$169,911	$501,685	$507,194
Retail parts and services revenue	1,984	5,845	7,631	12,983
Total revenues	$161,666	$175,756	$509,316	$520,177
The following table disaggregates our revenue by timing of provision of services or transfer of goods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Services provided over time:
Primary term	$113,816	$114,121	$349,198	$316,809
Month-to-month	45,866	55,790	152,487	190,385
Total services provided over time	159,682	169,911	501,685	507,194
Services provided or goods transferred at a point in time	1,984	5,845	7,631	12,983
Total revenues	$161,666	$175,756	$509,316	$520,177
Contract Assets
We record contract assets when we have completed performance under a contract but our right to consideration is not yet unconditional. We had no contract assets as of September 30, 2020 and December 31, 2019.
Deferred Revenue
We record deferred revenue when cash payments are received or due in advance of our performance. Components of deferred revenue were as follows (in thousands):

	Balance sheet location	September 30, 2020	December 31, 2019
Current (1)	Deferred revenue	$45,537	$48,289
Noncurrent	Other liabilities	8,153	7,957
Total		$53,690	$56,246
______________________
(1)We recognized $1.4 million and $44.5 million of revenue during the three and nine months ended September 30, 2020, respectively, related to our deferred revenue balance as of December 31, 2019.
Performance Obligations
As of September 30, 2020, the aggregate amount of transaction price allocated to unsatisfied performance obligations related to our contract operations revenue is $522.0 million. We expect to recognize these remaining performance obligations as follows (in thousands):

	2020 (remainder)	2021	2022	2023	Thereafter	Total
Remaining performance obligations	$110,330	$249,101	$101,648	$44,332	$16,565	$521,976

(12) Transactions with Related Parties
We provide compression services to entities affiliated with ETO, which as of September 30, 2020 owned approximately 48% of our limited partner interests and 100% of the General Partner. Revenue recognized from such affiliated ETO entities on our unaudited condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Related party revenues	$3,048	$5,099	$9,127	$15,523
We had $19,000 and $0.5 million within related party receivables and $0 and $1,000 within accounts payable on our unaudited condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively, from such affiliated ETO entities. Additionally, the Partnership had a $44.9 million related party receivable from ETO as of September 30, 2020 and December 31, 2019 related to indemnification for sales tax contingencies incurred by the USA Compression Predecessor. See Note 13 for more information related to such sales tax contingencies.
(13) Commitments and Contingencies
(a)Major Customers
We did not have revenue from any single customer representing 10% or more of total revenue for the three and nine months ended September 30, 2020 or 2019.
(b)Litigation
From time to time, we and our subsidiaries may be involved in various claims and litigation arising in the ordinary course of business. In management’s opinion, the resolution of such matters is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
(c)Equipment Purchase Commitments
Our future capital commitments are comprised of binding commitments under purchase orders for new compression units and serialized parts ordered but not received. Those commitments as of September 30, 2020 were $6.3 million, which we expect to settle in 2020.
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
As of September 30, 2020, we have recorded a $44.9 million accrued liability and $44.9 million related party receivable from ETO related to open audits with the Comptroller.
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

In August 2020, FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 changes how entities account for convertible instruments and contracts in an entity’s own equity, as well as updates guidance on earnings per unit and other related disclosures. The amendments in this update are effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020. We are currently evaluating the impact, if any, of the amendments to ASU 2020-06 on our consolidated financial statements.

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
Domestic natural gas production generally occurs in either primarily gas basins, such as the Marcellus, Utica and Haynesville Shales, or in basins such as the Permian and Delaware Basins, Eagle Ford and the Mid-Continent, where associated gas volumes are produced in connection with crude oil. Over the past several years, relative stability in commodity prices has encouraged investment in domestic exploration and production (“E&P”) and midstream infrastructure across the energy industry, particularly in the low-cost basins characterized by associated gas and crude oil production. The development of these basins producing both commodities has created additional incremental demand for natural gas compression over the last several years as it is a critical method to transport associated gas volumes or enhance crude oil production through gas lift, allowing our customers to produce additional crude oil at more economically attractive levels.
However, recent events have impacted and may continue to impact our operations in areas driven by associated gas and crude oil production. The considerable crude oil price drop in March 2020 due to the collapse of discussions among members of OPEC+, Saudi Arabia’s announcement that it would be discounting its price, and increasing its supply, of crude oil into the global market and the ongoing global impact, both real and perceived, on crude oil demand from the COVID-19 pandemic has created additional uncertainty regarding the demand for compression services in certain of our operating areas. While our business is focused on providing compression services and does not have any direct exposure to commodity prices, we have indirect exposure to commodity prices as overall levels of activity across the energy industry are influenced by the commodity price environment. For example, despite the quick rebound in crude oil prices during the second quarter of 2020 and the relative stability of prices during the third quarter of 2020, drilling activity expectations have not materially changed as many E&P companies, including some of our customers, have maintained their reduced capital expenditure forecasts for the remainder of 2020. We expect the resulting decrease in new production to in turn negatively affect the demand for new compression services in the near term and potentially reduce the need for us to spend capital on new compression units for deployment in associated gas producing regions; that said, reports of decreasing domestic crude oil inventory in storage may be an indicator of improving longer-term crude oil fundamentals which may positively impact basins where associated gas volumes are produced. The impact on existing production of crude oil and natural gas, however, is far less certain. Variables such as takeaway capacity, flaring considerations, reservoir pressure and flow rates, high switching costs associated with large horsepower compressors (borne by our customers), and specific company dynamics may all factor into producers’ decisions with respect to their existing production. For example, as wells age, and the reservoir pressures naturally continue to decline, more horsepower may be required to meet the customer’s operational needs. In contrast, small horsepower gas lift applications have historically been more susceptible to commodity price swings, and we have experienced, and may continue to experience, some pressure on service rates and utilization in small horsepower gas lift applications. We cannot predict with reasonable certainty the effect on utilization of our assets servicing existing production in these regions.

Unlike crude oil, natural gas production and prices have been influenced by different drivers over the recent past, as there is no OPEC+ equivalent in the global natural gas market and therefore the price of natural gas is generally determined by market forces of supply and demand rather than by a centralized market coordinator. Over the past several years, increased gas production in the U.S. driven by large volumes of gas produced from shale sources has been a main driver of an overall drop in natural gas prices. This sustained low natural gas price environment has helped create relatively resilient baseload demand for natural gas for domestic use in power generation and for industrial purposes such as chemical plants and other types of manufacturing. Also, the development of long-term export infrastructure has continued to occur alongside the low natural gas price environment, and the U.S. became a net exporter of natural gas into global markets in 2017. We expect this baseload natural gas demand will continue to drive long-term domestic natural gas production.
In addition to the relatively stable supply, demand and price fundamentals of natural gas, we believe that the geographic diversity and portability of our assets should help mitigate the impact of market volatility or regional uncertainty. While we expect that the reduction in the production of associated gas and demand for our services in certain regions that began in the first quarter of 2020 will continue for the remainder of 2020, we remain optimistic that such reduction in production will have a positive impact on both natural gas prices and the utilization of our assets in other regions primarily tied to natural gas prospects, such as the Marcellus, Utica and Haynesville shales. Given these producing regions primarily contain natural gas, if natural gas prices remain resilient we believe it is reasonable to expect that these areas could see additional capital inflows to take advantage of relatively more attractive economics and offset the reduced supply of associated natural gas in other regions, which could increase demand for our services in these shales. Should such demand increase exceed our current compression capability in these shales, the design flexibility of our compression units making them capable of rapid reconfiguration and deployment would allow us to meet such demand by relocating units to these areas. On the whole, we believe the longer-term outlook for natural gas fundamentals remains positive, as market signs, including natural gas futures market, point to a more balanced gas market toward the end of 2020 and into 2021.
In summary, the outlook for commodity prices is mixed and could have a varying impact on our business. Whereas several factors, including uncertain future demand, caused severe volatility in crude oil prices, on the natural gas side, relatively more moderate demand destruction coupled with associated gas production decreases have somewhat supported natural gas prices. The overall outlook for our compression services will depend, in part, on the strength and duration of recovery in the commodity markets, and we believe the potential for natural gas to recover more quickly than crude oil should help support our business activities and overall utilization and pricing.
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
Ultimately, the extent to which our business will be impacted by the factors described above, as well as future developments beyond our control, cannot be predicted with reasonable certainty. However, we continue to believe that overall the long-term demand for our compression services will continue given the necessity of compression in facilitating the transportation and processing of natural gas as well as the production of crude oil.
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

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2020	2019		2020	2019
Fleet horsepower (at period end) (1)	3,725,053	3,678,804	1.3%	3,725,053	3,678,804	1.3%
Total available horsepower (at period end) (2)	3,732,553	3,692,554	1.1%	3,732,553	3,692,554	1.1%
Revenue generating horsepower (at period end) (3)	3,009,773	3,278,947	(8.2)%	3,009,773	3,278,947	(8.2)%
Average revenue generating horsepower (4)	3,042,786	3,258,125	(6.6)%	3,184,952	3,269,702	(2.6)%
Average revenue per revenue generating horsepower per month (5)	$16.62	$16.73	(0.7)%	$16.77	$16.59	1.1%
Revenue generating compression units (at period end)	3,984	4,546	(12.4)%	3,984	4,546	(12.4)%
Average horsepower per revenue generating compression unit (6)	754	721	4.6%	742	718	3.3%
Horsepower utilization (7):
At period end	83.2%	93.7%	(11.2)%	83.2%	93.7%	(11.2)%
Average for the period (8)	83.9%	93.9%	(10.6)%	88.1%	94.2%	(6.5)%
______________________
(1)Fleet horsepower is horsepower for compression units that have been delivered to us (and excludes units on order). As of September 30, 2020, we had approximately 7,500 horsepower on order, which we expect to be delivered in 2020.
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
(5)Calculated as the average of the result of dividing the contractual monthly rate, excluding standby or other temporary rates, for all units at the end of each month in the period by the sum of the revenue generating horsepower at the end of each month in the period.
(6)Calculated as the average of the month-end revenue generating horsepower per revenue generating compression unit for each of the months in the period.
(7)Horsepower utilization is calculated as (i) the sum of (a) revenue generating horsepower, (b) horsepower in our fleet that is under contract but is not yet generating revenue, and (c) horsepower not yet in our fleet that is under contract but not yet generating revenue and that is subject to a purchase order, divided by (ii) total available horsepower less idle horsepower that is under repair. Horsepower utilization based on revenue generating horsepower and fleet horsepower as of September 30, 2020 and 2019 was 80.8% and 89.1%, respectively.
(8)Calculated as the average utilization for the months in the period based on utilization at the end of each month in the period. Average horsepower utilization based on revenue generating horsepower and fleet horsepower for the three months ended September 30, 2020 and 2019 was 81.7% and 88.9%, respectively. Average horsepower utilization based on revenue generating horsepower and fleet horsepower for the nine months ended September 30, 2020 and 2019 was 85.8% and 89.8%, respectively.
The 1.3% increase in fleet horsepower as of September 30, 2020 compared to September 30, 2019 was attributable to compression units added to our fleet primarily for specific customer demand of our compression services. The 8.2% decrease in revenue generating horsepower as of September 30, 2020 compared to September 30, 2019 was primarily due to returns of compression units from our customers, which also caused a 12.4% decrease in revenue generating compression units over the same period. The returns of compression units from our customers were due to a decrease in demand for compression services driven by a decline in U.S. crude oil and natural gas activity.
The 4.6% and 3.3% increases in average horsepower per revenue generating compression unit during the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019, respectively, were primarily due to a greater number of compression unit returns related to our small horsepower fleet than related to our large horsepower fleet.

The 0.7% decrease in average revenue per revenue generating horsepower per month during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily due to reduced pricing in the small horsepower portion of our fleet in the current period. The 1.1% increase in average revenue per revenue generating horsepower per month during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to contracts on new compression units and selective price increases on the existing large horsepower portion of our fleet, partially offset by reduced pricing in the small horsepower portion of our fleet.
Average horsepower utilization decreased to 83.9% during the three months ended September 30, 2020 compared to 93.9% during the three months ended September 30, 2019. The 10.6% decrease in average horsepower utilization is primarily due to (1) a 9.1% increase in our average idle fleet from compression units returned to us and (2) a 3.4% decrease in horsepower that is on-contract or pending-contract but not yet active. Average horsepower utilization decreased to 88.1% during the nine months ended September 30, 2020 compared to 94.2% during the nine months ended September 30, 2019. The 6.5% decrease in average horsepower utilization is primarily due to (1) a 5.6% increase in our average idle fleet from compression units returned to us and (2) a 3.2% decrease in horsepower that is on-contract or pending-contract but not yet active. The decreases in average horsepower utilization are due to a decrease in demand for compression services driven by a decline in U.S. crude oil and natural gas activity.
Average horsepower utilization based on revenue generating horsepower and fleet horsepower decreased to 81.7% and 85.8% during the three and nine months ended September 30, 2020, respectively, compared to 88.9% and 89.8% during the three and nine months ended September 30, 2019, respectively. The 8.1% and 4.5% decreases in average horsepower utilization based on revenue generating horsepower during the three and nine months ended September 30, 2020, respectively, were both primarily attributable to an increase in our average idle fleet from compression units returned to us. The decreases in average horsepower utilization based on revenue generating horsepower and fleet horsepower are due to a decrease in demand for compression services driven by a decline in U.S. crude oil and natural gas activity.

Financial Results of Operations
Three months ended September 30, 2020 compared to the three months ended September 30, 2019
The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Percent Change
	2020	2019
Revenues:
Contract operations	$156,632	$166,197	(5.8)%
Parts and service	1,986	4,460	(55.5)%
Related party	3,048	5,099	(40.2)%
Total revenues	161,666	175,756	(8.0)%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	46,715	57,423	(18.6)%
Depreciation and amortization	60,072	57,513	4.4%
Selling, general and administrative	12,716	16,631	(23.5)%
Loss (gain) on disposition of assets	1,686	(1,975)	*
Impairment of compression equipment	1,706	—	*
Total costs and expenses	122,895	129,592	(5.2)%
Operating income	38,771	46,164	(16.0)%
Other income (expense):
Interest expense, net	(32,004)	(32,626)	(1.9)%
Other	20	21	(4.8)%
Total other expense	(31,984)	(32,605)	(1.9)%
Net income before income tax expense	6,787	13,559	(49.9)%
Income tax expense	268	244	9.8%
Net income	$6,519	$13,315	(51.0)%
______________________
*Not meaningful
Contract operations revenue. The $9.6 million decrease in contract operations revenue for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was due to a decline in demand for compression services driven by a decrease in U.S. crude oil and natural gas activity. This decline in demand resulted in a 6.6% decrease in average revenue generating horsepower and a 0.7% decrease in average revenue per revenue generating horsepower per month which decreased to $16.62 for the three months ended September 30, 2020 compared to $16.73 for the three months ended September 30, 2019. Our contract operations revenue was not materially impacted by any renegotiations of our contracts during the period with our customers. Additionally, average revenue per revenue generating horsepower per month associated with our compression services provided on a month-to-month basis did not significantly differ from the average revenue per revenue generating horsepower per month associated with our compression services provided under contracts in their primary term during the period.
Parts and service revenue. The $2.5 million decrease in parts and service revenue for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily attributable to a reduction in maintenance work performed on units at our customers’ locations that are outside the scope of our core maintenance activities and offered as a courtesy to our customers, and freight and crane charges that are directly reimbursable by customers. Demand for retail parts and services fluctuates from period to period based on the varying needs of our customers.
Related party revenue. Related party revenue was earned through related party transactions in the ordinary course of business with various affiliated entities of ETO. The $2.1 million decrease in related party revenue for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was attributable to a decrease in parts and service revenue, as well as a decrease in contract operations revenue due to the expiration of contracts with various affiliated entities of ETO.

Cost of operations, exclusive of depreciation and amortization. The $10.7 million decrease in cost of operations, exclusive of depreciation and amortization, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily due to (1) a $3.3 million decrease in retail parts and services expenses, which have a corresponding decrease in parts and service revenue, (2) a $3.1 million decrease in direct expenses, such as parts and fluids expenses, (3) a $2.4 million decrease in direct labor expenses, (4) a $0.8 million decrease in expenses related to our vehicle fleet and (5) a $0.4 million decrease in training and other indirect expenses. The decreases in parts, fluids, direct labor, vehicle expenses, training and other indirect expenses are primarily driven by the decrease in average revenue generating horsepower and reduced headcount during the current period.
Depreciation and amortization expense. The $2.6 million increase in depreciation and amortization expense for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily related to compression units placed in service to meet then existing demand for our compression services by new and current customers.
Selling, general and administrative expense. The $3.9 million decrease in selling, general and administrative expense for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily due to (1) a $1.7 million decrease in employee-related expenses, (2) a $0.8 million decrease in unit-based compensation expense and (3) a $0.7 million decrease in other taxes expense due to prior year refunds received during the current period.
The decrease in employee-related expenses is primarily due to reduced headcount during the current period. The decrease in unit-based compensation expense is primarily due to the overall decrease in our unit price as of September 30, 2020 as compared to June 30, 2020 and September 30, 2019, and the related mark-to-market change to our unit-based compensation liability.
Impairment of compression equipment. The $1.7 million impairment of compression equipment for the three months ended September 30, 2020 was primarily the result of our evaluations of the future deployment of our idle fleet under current market conditions. Our evaluations determined that due to certain performance characteristics of the impaired equipment, such as excessive maintenance costs and the inability of the equipment to meet current emissions standards without excessive retrofitting costs, this equipment was unlikely to be accepted by customers under current market conditions.
As a result of our evaluations during the three months ended September 30, 2020, we determined to retire 16 compressor units, for a total of approximately 3,900 horsepower, that were previously used to provide compression services in our business. No impairment was recorded for the three months ended September 30, 2019.
Interest expense, net. The $0.6 million decrease in interest expense, net for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily attributable to lower weighted average interest rates under the Credit Agreement, offset by increased borrowings under the Credit Agreement.
The weighted average interest rate applicable to borrowings under the Credit Agreement was 2.90% and 4.81% for the three months ended September 30, 2020 and 2019, respectively, and average outstanding borrowings under the Credit Agreement were $468.9 million and $357.6 million for the three months ended September 30, 2020 and 2019, respectively.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019
The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Nine Months Ended September 30,		Percent Change
	2020	2019
Revenues:
Contract operations	$492,419	$493,110	(0.1)%
Parts and service	7,770	11,544	(32.7)%
Related party	9,127	15,523	(41.2)%
Total revenues	509,316	520,177	(2.1)%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	155,848	170,693	(8.7)%
Depreciation and amortization	179,172	173,220	3.4%
Selling, general and administrative	45,416	48,836	(7.0)%
Gain on disposition of assets	(115)	(389)	(70.4)%
Impairment of compression equipment	5,629	3,234	74.1%
Impairment of goodwill	619,411	—	*
Total costs and expenses	1,005,361	395,594	*
Operating income (loss)	(496,045)	124,583	*
Other income (expense):
Interest expense, net	(96,297)	(94,162)	2.3%
Other	67	53	26.4%
Total other expense	(96,230)	(94,109)	2.3%
Net income (loss) before income tax expense	(592,275)	30,474	*
Income tax expense	983	623	57.8%
Net income (loss)	$(593,258)	$29,851	*
______________________
*Not meaningful
Contract operations revenue. Contract operations revenue for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was consistent between periods. Average revenue per revenue generating horsepower per month increased 1.1% to $16.77 for the nine months ended September 30, 2020 compared to $16.59 for the nine months ended September 30, 2019, partially offset by a 2.6% decrease in average revenue generating horsepower due to a decrease in demand for compression services driven by a decline in U.S. crude oil and natural gas activity. Our contract operations revenue was not materially impacted by any renegotiations of our contracts during the period with our customers. Additionally, average revenue per revenue generating horsepower per month associated with our compression services provided on a month-to-month basis did not significantly differ from the average revenue per revenue generating horsepower per month associated with our compression services provided under contracts in their primary term during the period.
Parts and service revenue. The $3.8 million decrease in parts and service revenue for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily attributable to a reduction in maintenance work performed on units at our customers’ locations that are outside the scope of our core maintenance activities and offered as a courtesy to our customers, and freight and crane charges that are directly reimbursable by customers. Demand for retail parts and services fluctuates from period to period based on the varying needs of our customers.
Related party revenue. Related party revenue was earned through related party transactions in the ordinary course of business with various affiliated entities of ETO. The $6.4 million decrease in related party revenue for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was attributable to a decrease in parts and service revenue, as well as a decrease in contract operations revenue due to the expiration of contracts with various affiliated entities of ETO.
Cost of operations, exclusive of depreciation and amortization. The $14.8 million decrease in cost of operations, exclusive of depreciation and amortization, for the nine months ended September 30, 2020 compared to the nine months ended

September 30, 2019 was primarily due to (1) a $6.8 million decrease in direct expenses, such as parts and fluids expenses, (2) a $4.8 million decrease in retail parts and services expenses, which have a corresponding decrease in parts and service revenue,(3) a $4.4 million decrease in direct labor expenses, (4) a $2.4 million decrease in expenses related to our vehicle fleet and (5) a $0.9 million decrease in training and other indirect expenses. The decreases in parts, fluids, direct labor, vehicle expenses, training and other indirect expenses are primarily driven by the decrease in average revenue generating horsepower and reduced headcount during the current period. The decreases were offset by (6) a $4.5 million increase in ad valorem tax expense, due primarily to refunds received during the prior period.
Depreciation and amortization expense. The $6.0 million increase in depreciation and amortization expense for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily related to compression units placed in service to meet then existing demand for our compression services by new and current customers.
Selling, general and administrative expense. The $3.4 million decrease in selling, general and administrative expense for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to (1) a $3.9 million decrease in unit-based compensation expense, (2) a $2.3 million decrease in employee-related expenses, (3) a $1.1 million decrease in third-party professional fees and (4) a $0.7 million decrease in other taxes expense. These decreases were offset by (5) a $3.4 million increase in the provision for expected credit losses and (6) a $1.6 million increase in severance charges.
The decrease in unit-based compensation expense is primarily due to the decrease in our unit price in the current period and the related mark-to-market change to our unit-based compensation liability. The decreases in employee-related expenses and third-party professional fees are related to reduced headcount and cost savings, respectively. The decrease in other taxes expense is due to prior year sales tax refunds received in the current period. The change to the provision for expected credit losses is related to low crude oil prices driven by decreased demand due to the COVID-19 pandemic and the global oversupply of crude oil during the current period. The increase in severance charges is primarily related to the departure of one of our executives during the current period.
Impairment of compression equipment. The $5.6 million and $3.2 million impairments of compression equipment for the nine months ended September 30, 2020 and September 30, 2019, respectively, were primarily the result of our evaluations of the future deployment of our idle fleet under current market conditions. Our evaluations determined that due to certain performance characteristics of the impaired equipment, such as excessive maintenance costs and the inability of the equipment to meet current emissions standards without excessive retrofitting costs, this equipment was unlikely to be accepted by customers under current market conditions.
As a result of our evaluations during the nine months ended September 30, 2020 and September 30, 2019, we determined to retire 27 and 14 compressor units, respectively, for a total of approximately 9,000 and 4,700 horsepower, respectively, that were previously used to provide compression services in our business.
Impairment of goodwill. During the first quarter of 2020 certain potential impairment indicators were identified, specifically (i) the decline in the market price of our common units, (ii) the decline in global commodity prices, and (iii) the COVID-19 pandemic; which together indicated the fair value of the reporting unit was less than its carrying amount as of March 31, 2020. Management determined fair value using a weighted combination of the income approach and the market approach and, as a result, recognized a $619.4 million impairment of goodwill for the nine months ended September 30, 2020. No impairment was recorded for the nine months ended September 30, 2019.
Interest expense, net. The $2.1 million increase in interest expense, net for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily attributable to a full nine months of interest expense incurred in the current period on the Senior Notes 2027 issued in March 2019, partially offset by reduced borrowings and lower weighted average interest rates under the Credit Agreement.
The weighted average interest rate applicable to borrowings under the Credit Agreement was 3.36% and 4.98% for the nine months ended September 30, 2020 and 2019, respectively, and average outstanding borrowings under the Credit Agreement were $446.0 million and $524.6 million for the nine months ended September 30, 2020 and 2019, respectively.

Other Financial Data
The following table summarizes other financial data for the periods presented (dollars in thousands):

Other Financial Data: (1)	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2020	2019		2020	2019
Gross margin	$54,879	$60,820	(9.8)%	$174,296	$176,264	(1.1)%
Adjusted gross margin (2)	$114,951	$118,333	(2.9)%	$353,468	$349,484	1.1%
Adjusted gross margin percentage (3)	71.1%	67.3%	5.6%	69.4%	67.2%	3.3%
Adjusted EBITDA	$103,940	$104,327	(0.4)%	$315,605	$310,412	1.7%
Adjusted EBITDA percentage (3)	64.3%	59.4%	8.2%	62.0%	59.7%	3.9%
DCF	$56,911	$54,933	3.6%	$170,299	$163,847	3.9%
DCF Coverage Ratio	1.12x	1.08x	3.7%	1.12x	1.13x	(0.9)%
Cash Coverage Ratio	1.13x	1.09x	3.7%	1.13x	1.13x	—%
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
Gross margin. The $5.9 million, or 9.8%, decrease in gross margin for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was due to (1) a $14.1 million decrease in revenues and (2) a $2.6 million increase in depreciation and amortization, offset by (3) a $10.7 million decrease in cost of operations, exclusive of depreciation and amortization.
The $2.0 million, or 1.1%, decrease in gross margin for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was due to (1) a $10.9 million decrease in revenues and (2) a $6.0 million increase in depreciation and amortization, offset by (3) a $14.8 million decrease in cost of operations, exclusive of depreciation and amortization.
Adjusted gross margin. The $3.4 million, or 2.9%, decrease in Adjusted gross margin for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was due to a $14.1 million decrease in revenues, offset by a $10.7 million decrease in cost of operations, exclusive of depreciation and amortization.
The $4.0 million, or 1.1%, increase in Adjusted gross margin for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was due to a $14.8 million decrease in cost of operations, exclusive of depreciation and amortization, offset by a $10.9 million decrease in revenues.
Adjusted EBITDA. The $0.4 million, or 0.4%, decrease in Adjusted EBITDA for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily attributable to a $3.4 million decrease in Adjusted gross margin, partially offset by a $2.9 million decrease in selling, general and administrative expenses, excluding unit-based compensation expense, severance charges and transaction expenses.
The $5.2 million, or 1.7%, increase in Adjusted EBITDA for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily attributable to a $4.0 million increase in Adjusted gross margin and a $0.8 million decrease in selling, general and administrative expenses, excluding unit-based compensation expense, severance charges and transaction expenses.
DCF. The $2.0 million, or 3.6%, increase in DCF for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily attributable to (1) a $2.9 million decrease in selling, general and administrative expenses, excluding unit-based compensation expense, severance charges and transaction expenses, (2) a $2.3 million decrease in maintenance capital expenditures, and (3) a $0.8 million decrease in cash interest expense, net. These changes were partially offset by (4) a $3.4 million decrease in Adjusted gross margin.

The $6.5 million, or 3.9%, increase in DCF for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily attributable to (1) a $4.0 million increase in Adjusted gross margin and (2) a $3.9 million decrease in maintenance capital expenditures and (3) a $0.8 million decrease in selling, general and administrative expenses, excluding unit-based compensation expense, severance charges and transaction expenses. These changes were partially offset by (4) a $1.6 million increase in cash interest expense, net.
Coverage Ratios. The increase in DCF Coverage Ratio and Cash Coverage Ratio for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was attributable to the increase in DCF.
DCF Coverage Ratio and Cash Coverage Ratio were consistent for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. An increase in cash distributions paid on common units in the current period due to the conversion of 6,397,965 Class B Units, which did not participate in distributions, to common units on a one-for-one basis on July 30, 2019 were offset by an increase in DCF.
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
We classify capital expenditures as maintenance or expansion on an individual asset basis. Over the long term, we expect that our maintenance capital expenditure requirements will continue to increase as the overall size and age of our fleet increases. Our aggregate maintenance capital expenditures for the nine months ended September 30, 2020 and 2019 were $17.9 million and $21.8 million, respectively. We currently plan to spend approximately $25.0 million in maintenance capital expenditures for the year 2020, including parts consumed from inventory.

Without giving effect to any equipment we may acquire pursuant to any future acquisitions, we currently have budgeted between $90.0 million and $100.0 million in expansion capital expenditures for the year 2020. Our expansion capital expenditures for the nine months ended September 30, 2020 and 2019 were $84.6 million and $136.9 million, respectively.
As of September 30, 2020, we had binding commitments to purchase $6.3 million of additional compression units, which we expect to be delivered in 2020.
Cash Flows
The following table summarizes our sources and uses of cash for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$195,651	$208,880
Net cash used in investing activities	(94,190)	(108,227)
Net cash used in financing activities	(101,469)	(100,750)
Net cash provided by operating activities. The $13.2 million decrease in net cash provided by operating activities for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily attributable to a $5.0 million increase in net income, as adjusted for non-cash items, offset by changes in working capital.
Net cash used in investing activities. The $14.0 million decrease in net cash used in investing activities for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily attributable to (1) a $36.3 million decrease in capital expenditures, for purchases of new compression units, related equipment and reconfiguration costs, offset by (2) a $19.8 million decrease in proceeds from disposition of property and equipment and (3) a $2.4 million decrease in proceeds from insurance recovery.
Net cash used in financing activities. The $0.7 million increase in net cash used in financing activities for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily attributable to (1) an $0.8 million decrease in net borrowings and (2) a $10.4 million increase in cash distributions paid on common units primarily due to the conversion of 6,397,965 Class B Units, which did not participate in distributions, to common units on a one-for-one basis on July 30, 2019. These changes were partially offset by a decrease in financing costs of $9.7 million due primarily to the issuance of the Senior Notes 2027 in March 2019.
Revolving Credit Facility
As of September 30, 2020, we were in compliance with all of our covenants under the Credit Agreement. As of September 30, 2020, we had outstanding borrowings under the Credit Agreement of $496.9 million, $1.1 billion of borrowing base availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $411.8 million.
As of October 29, 2020, we had outstanding borrowings under the Credit Agreement of $466.0 million.
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
Senior Notes
As of September 30, 2020, we had $725.0 million and $750.0 million aggregate principal amount outstanding on our Senior Notes 2026 and Senior Notes 2027, respectively.
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
DRIP
During the nine months ended September 30, 2020, distributions of $1.4 million were reinvested under the DRIP resulting in the issuance of 140,318 common units. Such distributions are treated as non-cash transactions in the accompanying unaudited condensed consolidated statements of cash flows included under Part I, Item 1 “Financial Statements” of this report.
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
The following table reconciles Adjusted gross margin to gross margin, its most directly comparable GAAP financial measure, for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total revenues	$161,666	$175,756	$509,316	$520,177
Cost of operations, exclusive of depreciation and amortization	(46,715)	(57,423)	(155,848)	(170,693)
Depreciation and amortization	(60,072)	(57,513)	(179,172)	(173,220)
Gross margin	$54,879	$60,820	$174,296	$176,264
Depreciation and amortization	60,072	57,513	179,172	173,220
Adjusted gross margin	$114,951	$118,333	$353,468	$349,484

Adjusted EBITDA
We define EBITDA as net income (loss) before net interest expense, depreciation and amortization expense, and income tax expense. We define Adjusted EBITDA as EBITDA plus impairment of compression equipment, impairment of goodwill, interest income on capital lease, unit-based compensation expense, severance charges, certain transaction expenses, loss (gain) on disposition of assets and other. We view Adjusted EBITDA as one of management’s primary tools for evaluating our results of operations, and we track this item on a monthly basis both as an absolute amount and as a percentage of revenue compared to the prior month, year-to-date, prior year and budget. Adjusted EBITDA is used as a supplemental financial measure by our management and external users of our financial statements, such as investors and commercial banks, to assess:
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

The following table reconciles Adjusted EBITDA to net income (loss) and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$6,519	$13,315	$(593,258)	$29,851
Interest expense, net	32,004	32,626	96,297	94,162
Depreciation and amortization	60,072	57,513	179,172	173,220
Income tax expense	268	244	983	623
EBITDA	$98,863	$103,698	$(316,806)	$297,856
Interest income on capital lease	87	159	316	530
Unit-based compensation expense (1)	1,332	2,090	4,071	7,930
Transaction expenses (2)	136	4	136	555
Severance charges	130	351	2,963	696
Loss (gain) on disposition of assets	1,686	(1,975)	(115)	(389)
Impairment of compression equipment (3)	1,706	—	5,629	3,234
Impairment of goodwill (4)	—	—	619,411	—
Adjusted EBITDA	$103,940	$104,327	$315,605	$310,412
Interest expense, net	(32,004)	(32,626)	(96,297)	(94,162)
Non-cash interest expense	2,167	1,965	6,113	5,620
Income tax expense	(268)	(244)	(983)	(623)
Interest income on capital lease	(87)	(159)	(316)	(530)
Transaction expenses	(136)	(4)	(136)	(555)
Severance charges	(130)	(351)	(2,963)	(696)
Other	78	152	4,050	652
Changes in operating assets and liabilities	(25,341)	(11,766)	(29,422)	(11,238)
Net cash provided by operating activities	$48,219	$61,294	$195,651	$208,880
______________________
(1)For the three and nine months ended September 30, 2020, unit-based compensation expense included $0.7 million and $2.5 million, respectively, of cash payments related to quarterly payments of DERs on outstanding phantom unit awards and $0.0 million and $0.5 million, respectively, related to the cash portion of any settlement of phantom unit awards upon vesting. For the three and nine months ended September 30, 2019, unit-based compensation expense included $0.6 million and $1.9 million, respectively, of cash payments related to quarterly payments of DERs on outstanding phantom unit awards and $0.1 million and $0.6 million, respectively, related to the cash portion of any settlement of phantom unit awards upon vesting. The remainder of the unit-based compensation expense for all periods was related to non-cash adjustments to the unit-based compensation liability.
(2)Represents certain expenses related to potential and completed transactions and other items. We believe it is useful to investors to exclude these expenses.
(3)Represents non-cash charges incurred to write down long-lived assets with recorded values that are not expected to be recovered through future cash flows.
(4)For further discussion of our goodwill impairment recorded for the nine months ended September 30, 2020, see “Financial Results of Operations” above and Note 5 to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this report.

Distributable Cash Flow
We define DCF as net income (loss) plus non-cash interest expense, non-cash income tax expense, depreciation and amortization expense, unit-based compensation expense, impairment of compression equipment, impairment of goodwill, certain transaction expenses, severance charges, loss (gain) on disposition of assets, proceeds from insurance recovery and other, less distributions on Preferred Units and maintenance capital expenditures.
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

The following table reconciles DCF to net income (loss) and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$6,519	$13,315	$(593,258)	$29,851
Non-cash interest expense	2,167	1,965	6,113	5,620
Depreciation and amortization	60,072	57,513	179,172	173,220
Non-cash income tax expense	78	151	350	352
Unit-based compensation expense (1)	1,332	2,090	4,071	7,930
Transaction expenses (2)	136	4	136	555
Severance charges	130	351	2,963	696
Loss (gain) on disposition of assets	1,686	(1,975)	(115)	(389)
Impairment of compression equipment (3)	1,706	—	5,629	3,234
Impairment of goodwill (4)	—	—	619,411	—
Distributions on Preferred Units	(12,188)	(12,188)	(36,563)	(36,563)
Proceeds from insurance recovery	—	737	336	1,164
Maintenance capital expenditures (5)	(4,727)	(7,030)	(17,946)	(21,823)
DCF	$56,911	$54,933	$170,299	$163,847
Maintenance capital expenditures	4,727	7,030	17,946	21,823
Transaction expenses	(136)	(4)	(136)	(555)
Severance charges	(130)	(351)	(2,963)	(696)
Distributions on Preferred Units	12,188	12,188	36,563	36,563
Other	—	(736)	3,364	(864)
Changes in operating assets and liabilities	(25,341)	(11,766)	(29,422)	(11,238)
Net cash provided by operating activities	$48,219	$61,294	$195,651	$208,880
______________________
(1)For the three and nine months ended September 30, 2020, unit-based compensation expense included $0.7 million and $2.5 million, respectively, of cash payments related to quarterly payments of DERs on outstanding phantom unit awards and $0.0 million and $0.5 million, respectively, related to the cash portion of any settlement of phantom unit awards upon vesting. For the three and nine months ended September 30, 2019, unit-based compensation expense included $0.6 million and $1.9 million, respectively, of cash payments related to quarterly payments of DERs on outstanding phantom unit awards and $0.1 million and $0.6 million, respectively, related to the cash portion of any settlement of phantom unit awards upon vesting. The remainder of the unit-based compensation expense for all periods was related to non-cash adjustments to the unit-based compensation liability.
(2)Represents certain expenses related to potential and completed transactions and other items. We believe it is useful to investors to exclude these expenses.
(3)Represents non-cash charges incurred to write down long-lived assets with recorded values that are not expected to be recovered through future cash flows.
(4)For further discussion of our goodwill impairment recorded for the nine months ended September 30, 2020, see “Financial Results of Operations” above and Note 5 to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this report.
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
The following table summarizes certain coverage ratios for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
DCF	$56,911	$54,933	$170,299	$163,847

Distributions for DCF Coverage Ratio (1)	$50,874	$50,723	$152,503	$145,412

Distributions reinvested in the DRIP (2)	$490	$282	$1,601	$744

Distributions for Cash Coverage Ratio (3)	$50,384	$50,441	$150,902	$144,668

DCF Coverage Ratio	1.12x	1.08x	1.12x	1.13x

Cash Coverage Ratio	1.13x	1.09x	1.13x	1.13x
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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to any natural gas or crude oil in connection with our services and, accordingly, have no direct exposure to fluctuating commodity prices. However, the demand for our compression services depends upon the continued demand for, and production of, natural gas and crude oil. Sustained low natural gas or crude oil prices over the long term could result in a decline in the production of natural gas or crude oil, which could result in reduced demand for our compression services. We do not intend to hedge our indirect exposure to fluctuating commodity prices. A one percent decrease in average revenue generating horsepower for the nine months ended September 30, 2020 would result in an annual decrease of approximately $6.6 million in revenue and $4.5 million in Adjusted gross margin. Adjusted gross margin is a non-GAAP financial measure. For a reconciliation of Adjusted gross margin to gross margin, its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” of this report.
Interest Rate Risk
We are exposed to market risk due to variable interest rates under our financing arrangements.
As of September 30, 2020, we had $496.9 million of variable-rate indebtedness outstanding at a weighted average interest rate of 3.03%. A one percent increase or decrease in the effective interest rate on our variable-rate outstanding debt as of September 30, 2020 would result in an annual increase or decrease in our interest expense of approximately $5.0 million.
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

ITEM 4.    Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2020 at the reasonable assurance level.
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
101.1*
The following materials from USA Compression Partners, LP’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2020 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) our Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (ii) our Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019, (iii) our Consolidated Statements of Changes in Partners’ Capital for the three and nine months ended September 30, 2020 and 2019, (iv) our Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, and (v) the related notes to our consolidated financial statements.

104*	The cover page from this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, formatted in Inline XBRL (included with Exhibit 101)
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

November 3, 2020	USA COMPRESSION PARTNERS, LP

	By:	USA Compression GP, LLC its General Partner

	By:	/s/ Matthew C. Liuzzi
Matthew C. Liuzzi
Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

	By:	/s/ G. Tracy Owens
G. Tracy Owens
Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)