Form 10-K
period 2020-12-31
USA Compression Partners, LP
filed 2021-02-16
CIK 1522727

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of common units held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter was $542.2 million. This calculation does not reflect a determination that such persons are affiliates for any other purpose.
As of February 11, 2021, there were 96,996,304 common units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: NONE

i

Glossary
The abbreviations, acronyms and industry terminology used in this Annual Report are defined as follows:

COVID-19	novel coronavirus 2019
Credit Agreement	Sixth Amended and Restated Credit Agreement by and among USA Compression Partners, LP, as borrower, USAC OpCo 2, LLC, USAC Leasing 2, LLC, USA Compression Partners, LLC, USAC Leasing, LLC, CDM Resource Management LLC, CDM Environmental & Technical Services LLC and USA Compression Finance Corp., the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as agent and a letter of credit issuer, JPMorgan Chase Bank, N.A., Barclays Bank PLC, Regions Capital Markets, a division of Regions Bank, RBC Capital Markets and Wells Fargo Bank, N.A., as joint lead arrangers and joint book runners, Barclays Bank PLC, Regions Bank, RBC Capital Markets and Wells Fargo Bank, N.A., as syndication agents, and MUFG Union Bank, N.A., SunTrust Bank and The Bank of Nova Scotia, as senior managing agents, as amended, and may be further amended from time to time.
DERs	distribution equivalent rights
DRIP	distribution reinvestment plan
EBITDA	earnings before interest, taxes, depreciation and amortization
EIA	United States Energy Information Agency
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	generally accepted accounting principles of the United States of America
LIBOR	London Interbank Offered Rate
Preferred Units	Series A Preferred Units representing limited partner interests in USA Compression Partners, LP
SEC	United States Securities and Exchange Commission
Senior Notes 2026	$725.0 million aggregate principal amount of senior notes due on April 1, 2026
Senior Notes 2027	$750.0 million aggregate principal amount of senior notes due on September 1, 2027
U.S.	United States of America

ii

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
Known material factors that could cause our actual results to differ from those in these forward-looking statements are described below, in Part I, Item 1A “Risk Factors” and in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:
•changes in the long-term supply of and demand for crude oil and natural gas, including as a result of uncertainty regarding the length of time it will take for the U.S. and the rest of the world to slow the spread of COVID-19 to the point where applicable authorities are comfortable continuing to ease, or declining to reinstate certain restrictions on various commercial and economic activities; such restrictions are designed to protect public health but also have the effect of reducing demand for crude oil and natural gas;
•the severity and duration of world health events, including the recent COVID-19 outbreak, related economic repercussions, actions taken by governmental authorities and other third parties in response to the pandemic and the resulting disruption in the oil and gas industry and negative impact on demand for oil and gas, which continues to negatively impact our business;
•changes in general economic conditions and changes in economic conditions of the crude oil and natural gas industries specifically, including the ability of members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (together with OPEC and other allied producing countries, “OPEC+”) to agree on and comply with supply limitations;
•uncertainty regarding the timing, pace and extent of an economic recovery in the U.S. and elsewhere, which in turn will likely affect demand for crude oil and natural gas and therefore the demand for the compression and treating services we provide and the commercial opportunities available to us;
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
•the restrictions on our business that are imposed under our long-term debt agreements;
•information technology risks including the risk from cyberattack;
•the effects of existing and future laws and governmental regulations; and
•the effects of future litigation.
Many of the foregoing risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any consequent worsening of the global business and economic environment. New factors emerge from time to time, and it is not possible for us to predict all such factors. Should one or more of the risks or uncertainties described in this Annual Report occur, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements.
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
ITEM 1.    Business
USA Compression Partners, LP (the “Partnership”) is a growth-oriented Delaware limited partnership. We are managed by our general partner, USA Compression GP, LLC (the “General Partner”), which is a wholly owned subsidiary of Energy Transfer Operating, L.P. (“ETO”), a consolidated subsidiary of Energy Transfer LP (“ET LP”).
On April 2, 2018 (the “Transactions Date”), we acquired (the “CDM Acquisition”) all of the equity interests in CDM Resource Management LLC and CDM Environmental & Technical Services LLC, which together represent the CDM Compression Business (the “USA Compression Predecessor”), and ET LP acquired all of the equity interests in the General Partner, which it subsequently contributed to ETO. USA Compression Predecessor has been determined to be the historical predecessor of the Partnership for financial reporting purposes because ET LP controlled the USA Compression Predecessor prior to the CDM Acquisition and obtained control of the Partnership through its acquisition of the General Partner.
All references in this report to the USA Compression Predecessor, as well as the terms “our,” “we,” “us” and “its” refer to the USA Compression Predecessor when used in periods prior to the Transactions Date, unless the context otherwise requires or where otherwise indicated. All references in this section to the Partnership, as well as the terms “our,” “we,” “us” and “its” refer to USA Compression Partners, LP, together with its consolidated subsidiaries, including the USA Compression Predecessor, when used in periods subsequent to the Transactions Date, unless the context otherwise requires or where otherwise indicated.
Overview
We believe that we are one of the largest independent providers of natural gas compression services in the U.S. in terms of total compression fleet horsepower. We have been providing compression services since 1998 and completed our initial public offering in January 2013. As of December 31, 2020, we had 3,726,181 horsepower in our fleet. We provide compression services to our customers primarily in connection with infrastructure applications, including both allowing for the processing and transportation of natural gas through the domestic pipeline system and enhancing crude oil production through artificial lift processes. As such, our compression services play a critical role in the production, processing and transportation of both natural gas and crude oil.
We provide compression services in a number of shale plays throughout the U.S., including the Utica, Marcellus, Permian Basin, Delaware Basin, Eagle Ford, Mississippi Lime, Granite Wash, Woodford, Barnett, Haynesville, Niobrara and Fayetteville shales. Demand for our services is driven by the domestic production of natural gas and crude oil. As such, we have focused our activities in areas of attractive natural gas and crude oil production growth, which are generally found in these shale and unconventional resource plays. According to studies promulgated by the EIA, the production and transportation volumes in these shale plays are expected to increase over the long term. Furthermore, the changes in production volumes and pressures of shale plays over time require a wider range of compression services than in conventional basins. We believe we are well-positioned to meet these changing operating conditions due to the operational design flexibility inherit in our compression units.
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
We operate a modern fleet of compression units, with an average age of approximately seven years. We acquire our compression units from third-party fabricators who build the units to our specifications, utilizing specific components from original equipment manufacturers and assembling the units in a manner that provides us the ability to meet certain operating condition thresholds. Our standard new-build compression units are generally configured for multiple compression stages allowing us to operate our units across a broad range of operating conditions. The design flexibility of our units, particularly in midstream applications, allows us to enter into longer-term contracts and reduces the redeployment risk of our horsepower in the field. Our modern and standardized fleet, decentralized field level operating structure and technical proficiency in predictive and preventive maintenance and overhaul operations have enabled us to achieve average service run times consistently at or above the levels required by our customers and maintain high overall utilization rates for our fleet.
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
We provide compression services to major oil companies and independent producers, processors, gatherers and transporters of natural gas and crude oil.  Regardless of the application for which our services are provided, our customers rely upon the availability of the equipment used to provide compression services and our expertise to maximize the throughput of product, reduce fuel costs and minimize emissions. While we significantly expanded our geographic footprint with the CDM Acquisition, our customers may have compression demands in areas of the U.S. in conjunction with their field development projects where we are not currently operating. We continually consider further expansion of our geographic areas of operation in the U.S. based upon the level of customer demand. Our modern, flexible fleet of compression units, which have been designed to be rapidly deployed and redeployed throughout the country, provides us with opportunities to expand into other areas with both new and existing customers.
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
Recent Developments
Credit Agreement Amendment
The Credit Agreement was amended on August 3, 2020 (the “Amendment Effective Date”) to amend, among other things, the requirements of certain covenants and the date on which certain covenants in the Credit Agreement must be met beginning on the Amendment Effective Date until the last day of the fiscal quarter ending December 31, 2021 (the “Covenant Relief Period”).
The amendment, among other items, increases the maximum funded debt to EBITDA ratio to (i) 5.75 to 1.00 for the fiscal quarters ending September 30, 2020 and December 31, 2020, (ii) 5.50 to 1.00 for the fiscal quarters ending March 31, 2021 and June 30, 2021 and (iii) 5.25 to 1.00 for the fiscal quarters ending September 30, 2021 and December 31, 2021 (reverting back to 5.00 to 1.00 after the Covenant Relief Period).
In addition, during the Covenant Relief Period, the applicable margin for Eurodollar borrowings is increased from a range of 2.00% – 2.75% to a range of 2.25% – 3.00%.
COVID-19
Beginning in the first quarter of 2020, the COVID-19 pandemic prompted several states and municipalities in which we operate to take extraordinary and wide-ranging actions to contain and combat the outbreak and spread of the virus, including mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. These mandates and restrictions have varied across jurisdictions and, over time, have been rescinded and reinstated as the severity of the pandemic fluctuated. For as long as COVID-19 continues or worsens, governments may impose additional similar restrictions or reinstate previously lifted ones. To date, our field operations have continued largely uninterrupted as the U.S. Department of Homeland Security designated our industry part of our country’s critical infrastructure. Thus far, remote work and other COVID-19 related conditions have not significantly impacted our ability to maintain operations or caused us to incur significant additional expenses; however, we are unable to predict the duration or ultimate impact of current and potential future COVID-19 mitigation measures.

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
Our Compression Fleet
The fleet of compression units that we own and use to provide compression services consists of specially engineered compression units that utilize standardized components, principally engines manufactured by Caterpillar, Inc. and compressor frames and cylinders manufactured by Ariel Corporation. Our units can be rapidly and cost effectively modified for specific customer applications. As of December 31, 2020, the average age of our compression units was approximately seven years. Our modern, standardized compression unit fleet is powered primarily by the Caterpillar 3400, 3500 and 3600 engine classes, which range from 401 to 5,000 horsepower per unit. These larger horsepower units, which we define as 400 horsepower per unit or greater, represented 86.3% of our total fleet horsepower as of December 31, 2020. The remainder of our fleet consists of smaller horsepower units ranging from 40 horsepower to 399 horsepower that are primarily used in gas lift applications. We believe the average age and overall composition of our compressor fleet result in fewer mechanical failures, lower fuel usage, and reduced environmental emissions.
The following table provides a summary of our compression units by horsepower as of December 31, 2020:

Unit Horsepower	Fleet Horsepower	Number of Units	Percent of Fleet Horsepower	Percent of Units
Small horsepower
<400	510,123	3,001	13.7%	55.0%
Large horsepower
>400 and <1,000	437,543	751	11.7%	13.8%
>1,000	2,778,515	1,702	74.6%	31.2%
Total large horsepower	3,216,058	2,453	86.3%	45.0%
Total horsepower	3,726,181	5,454	100.0%	100.0%

The following table sets forth certain information regarding our compression fleet as of the dates and for the periods indicated and excludes certain natural gas treating assets for which horsepower is not a relevant metric:

	Year Ended December 31,		Percent
Operating Data:	2020	2019	Change
Fleet horsepower (at period end) (1)	3,726,181	3,682,968	1.2%
Total available horsepower (at period end) (2)	3,726,181	3,709,468	0.5%
Revenue generating horsepower (at period end) (3)	2,997,262	3,310,024	(9.4)%
Average revenue generating horsepower (4)	3,139,732	3,279,374	(4.3)%
Revenue generating compression units (at period end)	3,968	4,559	(13.0)%
Average horsepower per revenue generating compression unit (5)	746	720	3.6%
Horsepower utilization (6):
At period end	82.8%	93.7%	(11.6)%
Average for the period (7)	86.8%	94.1%	(7.8)%
________________________
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
(5)Calculated as the average of the month-end revenue generating horsepower per revenue generating compression unit for each of the months in the period.
(6)Horsepower utilization is calculated as (i) the sum of (a) revenue generating horsepower, (b) horsepower in our fleet that is under contract, but is not yet generating revenue and (c) horsepower not yet in our fleet that is under contract, not yet generating revenue and that is subject to a purchase order, divided by (ii) total available horsepower less idle horsepower that is under repair. Horsepower utilization based on revenue generating horsepower and fleet horsepower was 80.4% and 89.9% at December 31, 2020 and 2019, respectively.
(7)Calculated as the average utilization for the months in the period based on utilization at the end of each month in the period. Average horsepower utilization based on revenue generating horsepower and fleet horsepower was 84.5% and 89.8% for the years ended December 31, 2020 and 2019, respectively.
Many of our compression units contain devices that enable us to monitor the units remotely through cellular and satellite networks to supplement our technicians’ on-site monitoring visits. We intend to continue to selectively add remote monitoring systems to our new and existing fleet during 2021 where beneficial from an operational and financial standpoint. All of our compression units are designed to automatically shut down if operating conditions deviate from a pre-determined range. While we retain the care, custody, ongoing maintenance and control of our compression units, we allow our customers, subject to a defined protocol, to start, stop, accelerate and slow down compression units in response to field conditions.
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
Customers
Our customers consist of more than 275 companies in the energy industry, including major integrated oil companies, public and private independent exploration and production companies, and midstream companies. Our ten largest customers accounted for approximately 35%, 33% and 33% of our revenue for the years ended December 31, 2020, 2019 and 2018, respectively.
Suppliers and Service Providers
The principal manufacturers of components for our natural gas compression equipment include Caterpillar, Inc., Cummins Inc., and Arrow Engine Company for engines, Air-X-Changers and Alfa Laval (US) for coolers, and Ariel Corporation, GE Oil & Gas Gemini products and Arrow Engine Company for compressor frames and cylinders. We also rely primarily on four vendors, A G Equipment Company, Alegacy Equipment, LLC, Standard Equipment Corp. and Genis Holdings LLC, to package and assemble our compression units. Although we rely primarily on these suppliers, we believe alternative sources for natural gas compression equipment are generally available if needed. However, relying on alternative sources may increase our costs and change the standardized nature of our fleet. We have not experienced any material supply problems to date. Although lead-times for new Caterpillar engines and new Ariel compressor frames have in the past been in excess of one year due to increased demand and supply allocations imposed on equipment packagers and end-users, as of December 31, 2020, lead-times for such engines and frames are approximately six months. Please read Part I, Item 1A “Risk Factors – Risks Related to Our Business – We depend on a limited number of suppliers and are vulnerable to product shortages and price increases, which could have a negative impact on our results of operations”.
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
Insurance
We believe that our insurance coverage is customary for the industry and adequate for our business. As is customary in the energy services industry, we review our safety equipment and procedures and carry insurance against most, but not all, risks of our business. Losses and liabilities not covered by insurance would increase our costs. The compression business can be hazardous, involving unforeseen circumstances such as uncontrollable flows of gas or well fluids, fires and explosions or environmental damage. To address the hazards inherent in our business, we maintain insurance coverage that, subject to significant deductibles, includes physical damage coverage, third party general liability insurance, employer’s liability, environmental and pollution and other coverage, although coverage for environmental and pollution related losses is subject to significant limitations. Under the terms of our standard compression services contract, we are responsible for maintaining insurance coverage on our compression equipment. Please read Part I, Item 1A “Risk Factors – General Risk Factors – We do not insure against all potential losses and could be seriously harmed by unexpected liabilities”.

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
We do not believe that compliance with federal, state or local environmental laws and regulations will have a material adverse effect on our business, financial position or results of operations or cash flows. We cannot assure you, however, that future events such as changes in existing laws or enforcement policies, the promulgation of new laws or regulations, or the development or discovery of new facts or conditions or unforeseen incidents will not cause us to incur significant costs. The following is a discussion of material environmental and safety laws that relate to our operations. We believe that we are in substantial compliance with all of these environmental laws and regulations. Please read Part I, Item 1A “Risk Factors – Risks Related to Government Legislation and Regulation – We are subject to substantial environmental regulation, and changes in these regulations could increase our costs or liabilities”.
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
In recent years, the EPA has lowered the National Ambient Air Quality Standards (“NAAQS”) for several air pollutants. For example, in 2015, the EPA finalized a rule strengthening the primary and secondary standards for ground level ozone, both of which are 8-hour concentration standards of 70 parts per billion. In December 2020, the EPA announced its decision to retain, without changes, the 2015 NAAQS. After the EPA revises a NAAQS standard, the states are expected to establish revised attainment/non-attainment regions. State implementation of the 2015 NAAQS could result in stricter permitting requirements, delay or prohibit our customers’ ability to obtain such permits, and result in increased expenditures for pollution control equipment, which could impact our customers’ operations, increase the cost of additions to property, plant, and equipment, and negatively impact our business.
In 2012, the EPA finalized rules that establish new air emissions controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package included New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emissions standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The rules established specific new requirements regarding emissions from compressors and controllers at natural gas processing plants, dehydrators, storage tanks and other production equipment as well as the first federal air standards for natural gas wells that are hydraulically fractured. In June 2016, the EPA took steps to expand on these regulations when it published New Source Performance Standards, known as Subpart OOOOa, that required certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce methane gas and VOC emissions. These Subpart OOOOa standards would have expanded the 2012 New Source Performance Standards by using certain equipment-specific emissions control practices, requiring additional controls for pneumatic controllers and pumps as well as compressors, and imposing leak detection and repair requirements for natural gas compressor and booster stations. However, in September 2020, the EPA issued a final rule that removed the transmission and storage segment from the 2016 New Source Performance Standards, rescinded VOCs and methane emissions standards for the transmission and storage segment, and rescinded methane emissions standards for the production and processing segments. Various states and industry and environmental groups are separately challenging the EPA’s 2016 standards and its September 2020 final rule. Notwithstanding the current court challenges, on January 20, 2021, President Biden issued an executive order directing the EPA to consider publishing for notice and comment a proposed rule suspending, revising, or rescinding the September 2020 rule, which could result in more stringent methane emission rulemaking.
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
Climate change. Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas, are examples of greenhouse gases (“GHGs”). In recent years, the U.S. Congress has considered legislation to reduce GHG emissions. At the federal level, President Biden could seek to pursue legislative, regulatory or executive initiatives that may impose significant restrictions on fossil-fuel exploration, production and use such as limitations or bans on hydraulic fracturing of oil and gas wells, bans or restrictions on new leases for production of minerals on federal properties, and imposing restrictive requirements on new pipeline infrastructure or fossil-fuel export facilities. For example, on January 27, 2021, President Biden issued an executive order directing the Secretary of the Interior to pause approval of new oil and natural gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices. Other energy legislation and initiatives could include a carbon tax or cap and trade program. At the state level, many states, including the states in which we or our customers conduct operations, have adopted legal requirements that have imposed new or more stringent permitting, disclosure or well construction requirements on oil and gas activities. Further, although Congress has not passed such legislation, almost half of the states have begun to address GHG emissions, primarily through the planned development of emissions inventories or regional GHG cap and trade programs. Depending on the particular program, we could be required to control GHG emissions or to purchase and surrender allowances for GHG emissions resulting from our operations.
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
In addition, from time to time, there have been various proposals to regulate hydraulic fracturing at the federal level. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into the rock formation to stimulate gas production. On January 27, 2021, President Biden issued an executive order directing the Secretary of the Interior to pause approval of new oil and natural gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices, effectively limiting hydraulic fracturing on federal lands and waters. Any limitations or bans on hydraulic fracturing at the federal level could increase the costs of operations for our customers who operate on federal land, and negatively impact our business.
Some states have also passed legislation or regulations regarding hydraulic fracturing. For example, in 2019, Colorado passed Senate Bill 181, which delegates authority to local governments to regulate oil and gas activities and requires the Colorado Oil and Gas Conservation Commission to minimize emissions of methane and other air contaminants. Some local communities have adopted additional restrictions for oil and gas activities, such as requiring greater setbacks, and some groups are petitioning local governments to ban hydraulic fracturing. If additional regulatory measures are adopted that ban or restrict production of natural gas through hydraulic fracturing, our customers could experience delays, limitations, or prohibitions on their activities. Such delays, limitations, or prohibitions could result in decreased demand for our services.
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
At the international level, nearly 200 nations entered into an international climate agreement at the 2015 United Nations Framework Convention on Climate Change in Paris, under which participating countries did not assume any binding obligation to reduce future emissions of GHGs but instead pledged to voluntarily limit or reduce future emissions. The Paris Agreement went into effect on November 4, 2016. While the U.S. withdrew from the Paris Agreement on November 4, 2020, President Biden issued an executive order on January 20, 2021 recommitting the United States to the Paris Agreement. In addition, certain U.S. city and state governments have announced their intention to satisfy their proportionate obligations under the Paris Agreement.
Although it is not currently possible to predict with specificity how any proposed or future GHG legislation, regulation, agreements or initiatives will impact our business, any legislation or regulation of GHG emissions that may be imposed in areas in which we conduct business or on the assets we operate, including a carbon tax or cap and trade program, could result in increased compliance or operating costs or additional operating restrictions or reduced demand for our services, and could have a material adverse effect on our business, financial condition and results of operations. Notwithstanding potential risks related to climate change, the EIA estimates that oil and gas will continue to represent a major share of energy use through 2050.  However, recent activism directed at shifting funding away from companies with energy-related assets could result in limitations or restrictions on certain sources of funding for the energy sector.
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
Our compression operations do not generate process wastewaters that are discharged to waters of the U.S. In any event, our customers assume responsibility under the majority of our standard natural gas compression contracts for obtaining any permits that may be required under the CWA, whether for discharges or developing property by filling wetlands. On April 21, 2020, the EPA and the U.S. Army Corps of Engineers issued a rule streamlining the standard for what constitutes jurisdictional waters and wetlands subject to the protections and requirements of the CWA. Lawsuits have been filed challenging the rule, and on January 20, 2021, President Biden issued an executive order directing the heads of all agencies to immediately review all regulatory actions taken between January 20, 2017 and January 20, 2021, including the April 2020 rule. Should the April 2020 rule be rescinded or a different rule promulgated that expands the jurisdictional reach of the CWA, our customers could face increased costs and delays due to additional permitting and regulatory requirements and possible challenges to permitting decisions.
Safe Drinking Water Act. A significant portion of our customers’ natural gas production is developed from unconventional sources that require hydraulic fracturing as part of the completion process. Legislation to amend the Safe Drinking Water Act (“SDWA”) to repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, have been proposed from time to time and the U.S. Congress continues to consider legislation to amend the SDWA. Several states have also proposed or adopted legislative or regulatory restrictions on hydraulic fracturing, including prohibitions on the practice. We cannot predict the future of such legislation and what additional, if any, provisions would be included. If additional levels of regulation, restrictions and permits were required through the adoption of new laws and regulations at the federal or state level or if the agencies that issue the permits develop new interpretations of those requirements, that could lead to delays, increased operating costs and process prohibitions that could reduce demand for our compression services, which could materially adversely affect our revenue and results of operations.
Site remediation. The Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) and comparable state laws may impose strict, joint and several liability without regard to fault or the legality of the original conduct on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include the owner and operator of a disposal site where a hazardous substance release occurred and any company that transported, disposed of or arranged for the transport or disposal of hazardous substances released at the site. Under CERCLA, such persons may be liable for the costs of remediating the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. In addition, where contamination may be present, it is not uncommon for the neighboring landowners and other third parties to file claims for personal injury, property damage and recovery of response costs. While we generate materials in the course of our operations that may be regulated as hazardous substances, we have not received notification that we may be potentially responsible for cleanup costs under CERCLA at any site.
While we do not currently own or lease any material facilities or properties for storage or maintenance of our inactive compression units, we may use third party properties for such storage and possible maintenance and repair activities. In addition, our active compression units typically are installed on properties owned or leased by third party customers and operated by us pursuant to terms set forth in the natural gas compression services contracts executed by those customers. Under most of our natural gas compression services contracts, our customers must contractually indemnify us for certain damages we may suffer as a result of the release into the environment of hazardous and toxic substances. We are not currently responsible for any remedial activities at any properties we use; however, there is always the possibility that our future use of those properties may result in spills or releases of petroleum hydrocarbons, wastes or other regulated substances into the environment that may cause us to become subject to remediation costs and liabilities under CERCLA, the Resource Conservation and Recovery Act or other environmental laws. We cannot provide any assurance that the costs and liabilities associated with the future imposition of such remedial obligations upon us would not have a material adverse effect on our operations or financial position.
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
Human Capital Management
USA Compression Management Services, LLC (“USAC Management”), a wholly owned subsidiary of the General Partner, performs certain management and other administrative services for us, such as accounting, corporate development, finance and legal. All of our employees, including our executive officers, are employees of USAC Management. As of December 31, 2020, USAC Management had 742 full time employees. None of our employees are subject to collective bargaining agreements. We consider our employee relations to be good.
Our employees are our greatest asset, and we seek to attract and retain top talent by fostering a culture that is guided by our four pillars of people, culture, equipment and service. These four pillars guide our values in a manner that respects all people with a commitment to safety and the environments where we operate.

Ethics and Values. We are committed to operating our business in a manner that honors and respects all people and the communities in which we do business. We recognize that people are our most critical resource, and we are committed to hiring and investing in our employee base. We value employees for what they bring to our organization by embracing those from diverse backgrounds, cultures, and experiences. We believe that one of the keys to our successes over time has been the cultivation of an atmosphere of inclusion and respect. These are the principles upon which we build and strengthen relationships among our people, our unitholders, our customers, and those within the communities we support.
We believe strict adherence to our Code of Business Conduct and Ethics is not only right, but is in our best interest and the best interest of our unitholders, our customers, and the industry in general. In all instances, our policies require that the business of the Partnership be conducted in a lawful and ethical manner. Every employee acting on behalf of the Partnership must adhere to our policies. Please refer to Part III, Item 10 “Directors, Executive Officers and Corporate Governance” for additional information on our Code of Business Conduct and Ethics.
Commitment to Safety and the Environment. We have a strong commitment to safety and the environment. We provide continuous training opportunities for employees, including training that is required by applicable laws, regulations, standards, and permit conditions. Our safety standards and expectations are clearly communicated to all operations employees with the expectation that each individual has the obligation to make safety their highest priority. Our safety culture promotes an open environment for discovering, resolving, and sharing safety challenges. We strive to eliminate unwanted safety events and support our safety culture through a comprehensive program that includes a dedicated field operations based safety team, monthly employee safety meetings and safety audits, among other things. A portion of our senior management bonuses and field management bonuses are dependent on our safety performance. We promote employee empowerment, leadership, communication, personal responsibility to comply with standard operating procedures and regulatory requirements, effective risk reduction processes, and personal wellness. Our goal is operational excellence, which includes maintaining an injury- and incident-free workplace. To achieve this, we strive to hire and maintain the most qualified and dedicated workforce in the industry and make safety and safety accountability part of our daily operations. The OSHA Total Recordable Incident Rate (“TRIR”) is a key performance indicator by which we evaluate the success of our safety program. TRIR provides a measure of occupational safety performance for the year by calculating the number of recordable incidents compared to the total number of hours worked by all employees. Out of more than 1,850,000 hours worked, our TRIR was 0.32 for 2020, compared to 0.84 in 2019, versus the industry average for 2020 which was 0.90. We believe our low TRIR and our 2,000,000 hours worked without a lost time event speaks to our investment in and focus on safety.
Regarding COVID-19, as an essential business providing critical energy infrastructure, the safety of our employees and the continued operation of our assets are our top priorities, and we continue to follow and operate in accordance with federal, state and local health guidelines and safety protocols. We also continue to follow the U.S. Center for Disease Control guidance and provide employees with training and direction to help maintain the health and safety of our workforce.
Available Information
Our website address is usacompression.com. We make available, free of charge at the “Investor Relations” section of our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The information contained on our website does not constitute part of this report.
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
Risk Factor Summary
Risks Related to Our Business
•The ongoing global COVID-19 pandemic and recent oil market developments have had and may continue to have an adverse effect on our business and results of operations.

•We may not generate sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to the General Partner, to enable us to make cash distributions on our common units at the current level.
•A long-term reduction in the demand for, or production of, natural gas or crude oil could adversely affect the demand for our services or the prices we charge for our services, which could result in a decrease in our revenues and cash available for distribution to unitholders.
•We have several key customers. The loss of any of these customers would result in a decrease in our revenues and cash available for distribution.
•The deterioration of the financial condition of our customers could adversely affect our business.
•We are exposed to counterparty credit risk. Nonpayment and nonperformance by our customers, suppliers or vendors could reduce our revenues, increase our expenses and otherwise have a negative impact on our ability to conduct our business, operating results, cash flows and ability to make distributions to our unitholders.
•Our customers may choose to vertically integrate their operations by purchasing and operating their own compression fleet, increasing the number of compression units they currently own or using alternative technologies for enhancing crude oil production.
•A significant portion of our services are provided to customers on a month-to-month basis, and we cannot be sure that such customers will continue to utilize our services.
•We may be unable to grow our cash flows if we are unable to expand our business, which could limit our ability to maintain or increase the level of distributions to our common unitholders.
•Our debt level may limit our flexibility in obtaining additional financing, pursuing other business opportunities and paying distributions.
•The terms of the Credit Agreement and the Indentures restrict our current and future operations, particularly our ability to respond to changes or to take certain actions, may limit our ability to pay distributions and may limit our ability to capitalize on acquisitions and other business opportunities.
•A prolonged or severe sudden downturn in the economic environment, such as the severe impact of the COVID-19 pandemic, could cause an impairment of identifiable intangible assets and reduce our earnings.
•We depend on a limited number of suppliers and are vulnerable to product shortages and price increases, which could have a negative impact on our results of operations.
Risks Related to Governmental Legislation and Regulation
•We are subject to substantial environmental regulation, and changes in these regulations could increase our costs or liabilities.
•New regulations, proposed regulations and proposed modifications to existing regulations under the Clean Air Act, if implemented, could result in increased compliance costs.
Risks Inherent in an Investment in Us
•Holders of our common units have limited voting rights and are not entitled to elect the General Partner or its directors.
•ETO owns and controls the General Partner, and the General Partner has sole responsibility for conducting our business and managing our operations. The General Partner and its affiliates, including ETO, have conflicts of interest with us and limited fiduciary duties, and they may favor their own interests to the detriment of us and our unitholders.
•The Partnership Agreement limits the General Partner’s fiduciary duties to our unitholders.
•The Partnership Agreement restricts the remedies available to our unitholders for actions taken by the General Partner that might otherwise constitute breaches of fiduciary duty.
•The Partnership Agreement restricts the voting rights of unitholders owning 20% or more of our common units.
•We may issue additional limited partner interests without the approval of unitholders, subject to certain Preferred Unit approval rights, which would dilute unitholders’ existing ownership interests and may increase the risk that we will not have sufficient available cash to maintain or increase our per common unit distribution level.
•The General Partner has a call right that may require you to sell your common units at an undesirable time or price.
•Unitholders may not have limited liability if a court finds that limited partner actions constitute control of our business.

•Unitholders may have liability to repay distributions that were wrongfully distributed to them.
•Our Partnership Agreement designates the Court of Chancery of the State of Delaware as the exclusive forum for certain types of actions and proceedings that may be initiated by our unitholders, which would limit our unitholders’ ability to choose the judicial forum for disputes with us or our general partner’s directors, officers or other employees.
Tax Risks to Common Unitholders
•Our tax treatment depends on our status as a partnership for federal income tax purposes. If the Internal Revenue Service (“IRS”) were to treat us as a corporation for federal income tax purposes, then our cash available for distribution would be substantially reduced.
•The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.
•Our unitholders’ share of our income will be taxable to them for federal income tax purposes even if they do not receive any cash distributions from us.
•If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced.
•Tax gain or loss on the disposition of our common units could be more or less than expected.
•Unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.
•Non-U.S. unitholders will be subject to U.S. taxes and withholding with respect to their income and gain from owning our units.
•We treat each purchaser of our common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of our common units.
•We generally prorate our items of income, gain, loss and deduction for federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.
•We have adopted certain valuation methodologies in determining a unitholder’s allocations of income, gain, loss and deduction. The IRS may challenge these methodologies or the resulting allocations, and such a challenge could adversely affect the value of our common units.
•As a result of investing in our common units, you will likely become subject to state and local taxes and income tax return filing requirements in jurisdictions where we operate or own or acquire properties.
Risks Related to Our Business
The ongoing global COVID-19 pandemic and recent oil market developments have had and may continue to have an adverse effect on our business and results of operations.
The COVID-19 pandemic that began in early 2020 has caused volatility in the capital markets and negatively impacted the worldwide economy, including the oil and gas industry. Demand for crude oil and natural gas has declined due in part to the COVID-19 outbreak and associated government imposed restrictions and decreased consumer demand, which have had, and may continue to have, a negative impact on many of our customers involved in the domestic exploration and production of crude oil and natural gas.
In addition, turmoil between the members of OPEC+ in 2020 resulted in Saudi Arabia discounting its price and increasing its supply of oil into the global marketplace in early 2020. The dual forces of increased supply and reduced demand due to COVID-19 caused oil prices to fall substantially, adversely affecting some of our customers. As a result, some producers chose to delay, or shut-in, production.
While the extent of the impact these events will have on our results of operations and financial condition is uncertain, they are examples of events that caused a reduction in the demand for, price of and level of production of natural gas and crude oil in the regions where we provide compression services, which potentially could cause:
•a negative impact on our results of operations and financial condition;

•the deterioration of the financial condition of our customers, suppliers and vendors;
•a hindrance on our ability to pay distributions, service our debt and other liabilities, and comply with certain restrictive financial covenants in the Credit Agreement and the Indentures (the “Indentures”) governing the Senior Notes 2026 and Senior Notes 2027 (collectively, the “Senior Notes”);
•renegotiation of our service contracts at lower rates; and
•additional costs to us, which could be significant, in connection with litigation and bankruptcies resulting from customer financial deterioration.
Furthermore, market volatility could increase our cost of capital and block our access to the equity and debt capital markets, which could eventually impede our ability to grow, make distributions to our unitholders at current levels and comply with the terms of our debt agreements.
Additionally, if COVID-19 were to significantly spread into our workforce, this could hinder our ability to provide services and otherwise perform our contractual obligations to our customers. The duration of the COVID-19 pandemic and the magnitude of its repercussions cannot be reasonably estimated at this time, and depending on its duration and severity, it could materially adversely affect our financial condition and results of operations.
We may not generate sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to the General Partner, to enable us to make cash distributions on our common units at the current level.
In order to make cash distributions at our current distribution rate of $0.525 per common unit per quarter, or $2.10 per common unit per year, we will require available cash of $50.9 million per quarter, or $203.7 million per year, based on the number of common units outstanding as of February 11, 2021.
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
Under our cash distribution policy, the amount of cash we can distribute to our unitholders principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:
•the level of production of, demand for, and price of natural gas and crude oil, particularly the level of production in the regions where we provide compression services;
•the fees we charge, and the margins we realize, from our compression services;
•the cost of achieving organic growth in current and new markets;
•the ability to effectively integrate any assets or businesses we acquire;
•the level of competition from other companies; and
•prevailing global and regional economic and regulatory conditions, and their impact on us and our customers.
In addition, the actual amount of cash we will have available for distribution will depend on other factors, including:
•the levels of our maintenance and expansion capital expenditures;
•the level of our operating costs and expenses;
•our debt service requirements and other liabilities;
•state sales and use taxes that may be levied upon us by the states in which we operate;
•fluctuations in our working capital needs;
•restrictions contained in the Credit Agreement or the Indentures;
•the cost of acquisitions;
•fluctuations in interest rates;
•the financial condition of our customers;

•our ability to borrow funds and access the capital markets; and
•the amount of cash reserves established by the General Partner.
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
In particular, lower natural gas or crude oil prices over the long term could result in a decline in the production of natural gas or crude oil, respectively, resulting in reduced demand for our compression services. For example, the North American rig count, as measured by Baker Hughes, hit a 2014 peak of 1,931 rigs on September 12, 2014, and at that time, Henry Hub natural gas spot prices were $3.82 per one million British thermal units (“MMBtu”) and West Texas Intermediate (“WTI”) crude oil spot prices were $92.18 per barrel. By contrast, the North American rig count had decreased to 404 rigs on May 20, 2016, and at that time, Henry Hub natural gas spot prices were $1.81 per MMBtu and WTI crude oil spot prices were $47.67 per barrel. This slowdown in new drilling activity caused some pressure on service rates for new and existing services and contributed to a decline in our utilization during 2015 and into 2016.
Following disputes between the members of OPEC+ about production levels and the price of oil and amid the outbreak of COVID-19, the price of oil declined rapidly beginning in March 2020. As of the end of December 2020, the North American rig count was 351 rigs, the price of WTI crude oil was $48.35 per barrel and Henry Hub natural gas spot prices were $2.36 per MMBtu. The current decline in commodity prices and crude oil and natural gas production has resulted in a decline in the demand for our compression services, which resulted in a reduction of our revenues and our cash available for distribution. In addition, any future decreases in the rate at which crude oil and natural gas reserves are developed, whether due to increased governmental regulation, limitations on exploration and production activity or other factors, could have a material adverse effect on our business. In addition, a small portion of our fleet is used in gas lift applications in connection with crude oil production using horizontal drilling techniques. During periods of low crude oil prices, we typically experience pressure on service rates from our customers in gas lift applications, and we have started to experience such effects.
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
We provide compression services under contracts with several key customers. The loss of one of these key customers may have a greater effect on our financial results than for a company with a more diverse customer base. Our ten largest customers accounted for approximately 35%, 33% and 33% of our revenue for the years ended December 31, 2020, 2019 and 2018, respectively. The loss of all or even a portion of the compression services we provide to our key customers, as a result of competition or otherwise, could have a material adverse effect on our business, results of operations, financial condition and cash available for distribution.
The deterioration of the financial condition of our customers could adversely affect our business.
During times when the natural gas or crude oil markets weaken, such as during the COVID-19 pandemic, our customers are more likely to experience financial difficulties, including being unable to access debt or equity financing, which could result in a reduction in our customers’ spending for our services. For example, our customers could seek to preserve capital by using lower cost providers, not renewing month-to-month contracts or determining not to enter into any new compression service contracts. A significant decline in commodity prices may cause certain of our customers to reconsider their near-term capital budgets, which may impact large-scale natural gas infrastructure and crude oil production activities. Reduced demand for our services could adversely affect our business, results of operations, financial condition and cash flows.

We are exposed to counterparty credit risk. Nonpayment and nonperformance by our customers, suppliers or vendors could reduce our revenues, increase our expenses and otherwise have a negative impact on our ability to conduct our business, operating results, cash flows and ability to make distributions to our unitholders.
Weak economic conditions and widespread financial distress, including as a result of the COVID-19 pandemic, has had and could reduce the liquidity of our customers, suppliers or vendors, making it more difficult for them to meet their obligations to us. We are therefore subject to heightened risks of loss resulting from nonpayment or nonperformance by our customers, suppliers and vendors. Severe financial problems encountered by our customers, suppliers and vendors could limit our ability to collect amounts owed to us, or to enforce the performance of obligations owed to us under contractual arrangements. In the event that any of our customers was to enter into bankruptcy, we could lose all or a portion of the amounts owed to us by such customer, and we may be forced to cancel all or a portion of our service contracts with such customer at significant expense to us. For example, as of December 31, 2020, two customers accounted for 13% and 11% of our trade account receivables, net balance, respectively. If either of these customers was to enter bankruptcy or failed to pay us, it could adversely affect our business, results of operations, financial condition and cash flows.
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
Our contracts typically have an initial term of between six months and five years, depending on the application and location of the compression unit. After the expiration of the initial term, the contract continues on a month-to-month or longer basis until terminated by us or our customers upon notice as provided for in the applicable contract. For the year ended December 31, 2020, approximately 30% of our compression services on a revenue basis were provided on a month-to-month basis to customers who continue to utilize our services following expiration of the primary term of their contracts. These customers can generally terminate their month-to-month compression services contracts on 30 days’ written notice. If a significant number of these customers were to terminate their month-to-month services, or attempt to renegotiate their month-to-month contracts at substantially lower rates, it could have a material adverse effect on our business, results of operations, financial condition and cash available for distribution.

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
A principal focus of our strategy is to maintain or increase our per common unit distribution by expanding our business over time. Our future growth will depend upon a number of factors, some of which we cannot control. These factors include our ability to:
•develop new business and enter into service contracts with new customers;
•retain our existing customers and maintain or expand the services we provide them;
•maintain or increase the fees we charge, and the margins we realize, from our compression services;
•recruit and train qualified personnel and retain valued employees;
•expand our geographic presence;
•effectively manage our costs and expenses, including costs and expenses related to growth;
•consummate accretive acquisitions;
•obtain required debt or equity financing on favorable terms for our existing and new operations; and
•meet customer specific contract requirements or pre-qualifications.
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
The difficulties of integrating past and future acquisitions with our business include, among other things:
•operating a larger combined organization in new geographic areas and new lines of business;
•hiring, training or retaining qualified personnel to manage and operate our growing business and assets;
•integrating management teams and employees into existing operations and establishing effective communication and information exchange with such management teams and employees;
•diversion of management’s attention from our existing business;
•assimilation of acquired assets and operations, including additional regulatory programs;
•loss of customers;

•loss of key employees;
•maintaining an effective system of internal controls in compliance with the Sarbanes-Oxley Act of 2002 as well as other regulatory compliance and corporate governance matters; and
•integrating new technology systems for financial reporting.
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
Our ability to fund purchases of additional compression units and expansion capital expenditures in the future is dependent on our ability to access external capital.
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
As of December 31, 2020, we had $1.9 billion of total debt, net of amortized deferred financing costs, outstanding comprised of our Credit Agreement and Senior Notes.
The Credit Agreement has an aggregate commitment of $1.6 billion (subject to availability under our borrowing base), with a further potential increase of $400 million, and has a maturity date of April 2, 2023. As of December 31, 2020, we had outstanding borrowings under the Credit Agreement of $473.8 million, $1.1 billion of borrowing base availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $284.2 million.
As of December 31, 2020, we had $725.0 million and $750.0 million aggregate principal amount outstanding on our Senior Notes 2026 and Senior Notes 2027, respectively. The Senior Notes 2026 and Senior Notes 2027 accrue interest at the rate of 6.875% per year.
Our ability to incur additional debt is also subject to limitations in the Credit Agreement, including certain financial covenants. As of December 31, 2020, our leverage ratio under the Credit Agreement was 5.03x. Financial covenants in the Credit Agreement permit a maximum leverage ratio of (i) 5.75 to 1.00 for the fiscal quarters ending September 30, 2020 and December 31, 2020, (ii) 5.50 to 1.00 for the fiscal quarters ending March 31, 2021 and June 30, 2021 and (iii) 5.25 to 1.00 for

the fiscal quarters ending September 30, 2021 and December 31, 2021 (reverting back to 5.00 to 1.00 for each fiscal quarter thereafter). As of February 11, 2021, we had outstanding borrowings under the Credit Agreement of $498.2 million.
Our level of debt could have important consequences to us, including the following:
•our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may not be available or such financing may not be available on favorable terms;
•we will need a portion of our cash flow to make payments on our indebtedness, reducing the funds that would otherwise be available for operating activities, future business opportunities and distributions; and
•our debt level will make us more vulnerable than our competitors with less debt to competitive pressures or a downturn in our business or the economy generally.
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
The Credit Agreement and the Indentures contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:
•incur additional indebtedness;
•pay dividends or make other distributions or repurchase or redeem equity interests;
•prepay, redeem or repurchase certain debt;
•issue certain preferred units or similar equity securities;
•make investments;
•sell assets;
•incur liens;
•enter into transactions with affiliates;
•alter the businesses we conduct;
•enter into agreements restricting our subsidiaries’ ability to pay dividends; and
•consolidate, merge or sell all or substantially all of our assets.
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
The Preferred Units rank senior to our common units with respect to distribution rights and rights upon liquidation. These preferences could adversely affect the market price for our common units, or could make it more difficult for us to sell our common units in the future.
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
The operating and financial restrictions and covenants in the Partnership Agreement related to the Preferred Units could restrict our ability to finance future operations or capital needs or to expand or pursue our business activities. The Partnership Agreement restricts or limits our ability (subject to certain exceptions) to:
•pay distributions on any junior securities, including our common units, prior to paying the quarterly distribution payable to the holders of the Preferred Units, including any previously accrued and unpaid distributions;
•issue any securities that rank senior to or pari passu with the Preferred Units; however, we will be able to issue an unlimited number of securities ranking junior to the Preferred Units, including junior preferred units and additional common units; and
•incur Indebtedness (as defined in the Credit Agreement) if, after giving pro forma effect to such incurrence, the Leverage Ratio (as defined in the Credit Agreement) determined as of the last day of the most recently ended fiscal quarter would exceed 6.5x, subject to certain exceptions.
A prolonged or severe sudden downturn in the economic environment, such as the severe impact of the COVID-19 pandemic, could cause an impairment of identifiable intangible assets and reduce our earnings.
We have recorded $333.8 million of identifiable intangible assets, net, as of December 31, 2020. Any event that causes a reduction in demand for our services could result in a reduction of our estimates of future cash flows and growth rates in our business. These events could cause us to record impairments of identifiable intangible assets. For the year ended December 31, 2020, we recognized a goodwill impairment of $619.4 million.
If we determine that any of our identifiable intangible assets are impaired, we will be required to take an immediate charge to earnings with a corresponding reduction of partners’ capital resulting in an increase in balance sheet leverage as measured by debt to total capitalization.

Impairment in the carrying value of long-lived assets could reduce our earnings.
We have a significant number of long-lived assets on our consolidated balance sheet. Under GAAP, we are required to review our long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be recoverable or such assets will no longer be utilized in the operating fleet. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If business conditions or other factors cause the expected undiscounted cash flows to decline, we may be required to record non-cash impairment charges. Events and conditions that could result in impairment in the value of our long-lived assets include changes in the industry in which we operate, competition, advances in technology, adverse changes in the regulatory environment, or other factors leading to a reduction in our expected long-term profitability. For example, for the years ended December 31, 2020, 2019 and 2018, we evaluated the future deployment of our idle fleet under current market conditions and determined to retire 37, 33 and 103 compressor units, respectively, for a total of approximately 15,000, 11,000 and 33,000 horsepower, respectively, that were previously used to provide compression services in our business. As a result, we recorded impairments of compression equipment of $8.1 million, $5.9 million and $8.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
Risks Related to Governmental Legislation and Regulation
We are subject to substantial environmental regulation, and changes in these regulations could increase our costs or liabilities.
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
Additionally, some states have also passed legislation or regulations regarding hydraulic fracturing. For example, in 2019, Colorado passed Senate Bill 181, which delegates authority to local governments to regulate oil and gas activities and requires the Colorado Oil and Gas Conservation Commission to minimize emissions of methane and other air contaminants. Some local communities have adopted additional restrictions for oil and gas activities, such as requiring greater setbacks, and some groups are petitioning local governments to ban hydraulic fracturing. If additional regulatory measures are adopted that ban or restrict production of natural gas through hydraulic fracturing, our customers could experience delays, limitations, or prohibitions on their activities. Such delays, limitations, or prohibitions could result in decreased demand for our services.
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
New regulations or proposed modifications to existing regulations under the Clean Air Act (“CAA”), as discussed in detail in Item 1 “Business – Our Operations – Environmental and Safety Regulations”, may lead to adverse impacts on our business, financial condition, results of operations, and cash available for distribution. For example, in 2015, the EPA finalized a rule strengthening the primary and secondary National Ambient Air Quality Standards (“NAAQS”) for ground level ozone, both of which are 8-hour concentration standards of 70 parts per billion. In December 2020, the EPA announced its decision to retain, without changes, the 2015 NAAQS. After the EPA revises a NAAQS standard, the states are expected to establish revised attainment/non-attainment regions. State implementation of the 2015 NAAQS could result in stricter permitting requirements, delay or prohibit our customers’ ability to obtain such permits, and result in increased expenditures for pollution control equipment, which could negatively impact our customers’ operations, increase the cost of additions to property, plant, and equipment, and negatively impact our business.
In 2012, the EPA finalized rules that establish new air emissions controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package included New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emissions standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The rules established specific new requirements regarding emissions from compressors and controllers at natural gas processing plants, dehydrators, storage tanks and other production equipment as well as the first federal air standards for natural gas wells that are hydraulically fractured. In June 2016, the EPA took steps to expand on these regulations when it published New Source Performance Standards, known as Subpart OOOOa, that require certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce methane gas and VOC emissions. These Subpart OOOOa standards would have expanded the 2012 New Source Performance Standards by using certain equipment-specific emissions control practices, requiring additional controls for pneumatic controllers and pumps as well as compressors, and imposing leak detection and repair requirements for natural gas compressor and booster stations. However, in September 2020, the EPA issued a final rule that removed the transmission and storage segment from the 2016 New Source Performance Standards, rescinded VOCs and methane emissions standards for the transmission and storage segment, and rescinded methane emissions standards for the production and processing segments. Various states and industry and environmental groups are separately challenging the EPA’s 2016 standards and its September 2020 final rule. Notwithstanding the current court challenges, on January 20, 2021, President Biden issued an executive order directing the EPA to consider publishing for notice and comment a proposed rule suspending, revising, or rescinding the September 2020 rule, which could result in more stringent methane emission rulemaking.
Any additional regulation of air emissions from the oil and gas sector could result in increased expenditures for pollution control equipment, which could impact our customers’ operations and negatively impact our business.
Climate change legislation, regulatory initiatives, and litigation could result in increased compliance costs and restrictions on our customers’ operations.
Climate change continues to attract considerable public and scientific attention. Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas, are examples of greenhouse gases (“GHGs”). In recent years, the U.S. Congress has considered legislation to reduce GHG emissions. President Biden could seek to pursue legislative, regulatory or executive initiatives that restrict GHG emissions. Other energy legislation and initiatives could include a carbon tax or cap and trade program. Independent of Congress, and as discussed in detail in Item 1 “Business – Our Operations – Environmental and Safety Regulations”, the EPA has taken to adopt regulations controlling GHG emissions under its existing CAA authority. Further, although Congress has not passed such legislation, many states have begun to address GHG emissions, primarily through the planned development of emissions inventories or regional GHG cap and trade programs. Depending on the particular program, we could be required to control GHG emissions or to purchase and surrender allowances for GHG emissions resulting from our operations.
Federal and possibly state governments may impose significant restrictions on fossil-fuel exploration, production and use such as limitations or bans on hydraulic fracturing of oil and gas wells, bans or restrictions on new leases for production of minerals on federal properties, and imposing restrictive requirements on new pipeline infrastructure or fossil-fuel export facilities. For example, on January 27, 2021, President Biden issued an executive order directing the Secretary of the Interior to pause approval of new oil and natural gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices. Litigation risks are also increasing, as a number of cities, local governments and other plaintiffs have sued companies engaged in the exploration and production of fossil fuels in state and federal courts, alleging various legal theories to recover for the impacts of alleged global warming effects, such as rising sea levels. Many of these suits allege that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts. Although a number of these lawsuits have been dismissed, others remain pending and the outcome of these cases remains difficult to predict.
Although it is not currently possible to predict with specificity how any proposed or future GHG legislation, regulation, agreements or initiatives will impact our business, any legislation or regulation of GHG emissions that may be imposed in areas in which we conduct business or on the assets we operate, including a carbon tax or cap and trade program, could result in increased compliance or operating costs or additional operating restrictions or reduced demand for our services, and could have a material adverse effect on our business, financial condition and results of operations.
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
A significant portion of our customers’ natural gas production is developed from unconventional sources that require hydraulic fracturing as part of the completion process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into the rock formation to stimulate gas production. Several states have adopted or are considering adopting regulations that could impose more stringent permitting, public disclosure or waste restrictions that may restrict or prohibit hydraulic fracturing. In addition, members of the U.S. Congress are and a number of federal agencies historically have been requested to review, and under the Biden administration, may be requested to review again, a variety of environmental issues associated with hydraulic fracturing, which may lead to new or more strict regulation. Any new laws or regulations regarding hydraulic fracturing could negatively impact our customers’ ability to produce natural gas, which could adversely impact our revenue.
State and federal regulatory agencies have also recently focused on a possible connection between the operation of injection wells used for oil and gas waste disposal and seismic activity. Similar concerns have been raised that hydraulic fracturing may also contribute to seismic activity. When caused by human activity, such events are called induced seismicity. Developing research suggests that the link between seismic activity and wastewater disposal may vary by region, and that only a very small fraction of the tens of thousands of injection wells have been suspected to be, or have been, the likely cause of induced seismicity. In March 2016, the U.S. Geological Survey identified six states with the most significant hazards from induced seismicity, including Oklahoma, Kansas, Texas, Colorado, New Mexico, and Arkansas. In light of these concerns, some state regulatory agencies have modified their regulations or issued orders to address induced seismicity. Increased regulation and attention given to induced seismicity could lead to greater opposition to, and litigation concerning, oil and gas activities utilizing hydraulic fracturing or injection wells for waste disposal, which could indirectly impact our business, financial condition and results of operations. In addition, these concerns may give rise to private tort suits against our customers from individuals who claim they are adversely impacted by seismic activity they allege was induced. Such claims or actions could result in liability to our customers for property damage, exposure to waste and other hazardous materials, nuisance or personal injuries, and require our customers to expend additional resources or incur substantial costs or losses. This could in turn adversely affect the demand for our services.
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
If our common unitholders are dissatisfied with the General Partner’s performance, they have little ability to remove the General Partner. Common unitholders are currently unable to remove the General Partner because the General Partner and its affiliates own sufficient number of our common units to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common units is required to remove the General Partner, and ETO currently owns over 33 1/3% of our outstanding common units. As a result of these limitations, the price of our common units may decline because of the absence or reduction of a takeover premium in the trading price.
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
ETO owns and controls the General Partner and appoints all of the officers and a majority of the directors of the General Partner, some of whom are also officers and directors of ETO. Although the General Partner has a fiduciary duty to manage us in a manner that is beneficial to us and our unitholders, the directors and officers of the General Partner also have a fiduciary duty to manage the General Partner in a manner that is beneficial to its owner. Conflicts of interest will arise between the General Partner and its owner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, the General Partner may favor its own interests and the interests of its owner over our interests and the interests of our unitholders. These conflicts include the following situations, among others:
•neither the Partnership Agreement nor any other agreement requires ETO to pursue a business strategy that favors us;
•ETO and its affiliates are not prohibited from engaging in businesses or activities that are in direct competition with us or from offering business opportunities or selling assets to our competitors;
•the General Partner is allowed to take into account the interests of parties other than us, such as its owner, in resolving conflicts of interest;
•the Partnership Agreement limits the liability of and reduces the fiduciary duties owed by the General Partner, and also restricts the remedies available to our unitholders for actions that, without such limitations, might constitute breaches of fiduciary duty;
•except in limited circumstances, the General Partner has the power and authority to conduct our business without unitholder approval;
•the General Partner determines the amount and timing of asset purchases and sales, borrowings, issuance of additional partnership interests and the creation, reduction or increase of reserves, each of which can affect the amount of cash that is distributed to our unitholders;
•the General Partner determines the amount and timing of any capital expenditures and whether a capital expenditure is classified as a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not reduce operating surplus. This determination can affect the amount of cash that is distributed to our unitholders;
•the General Partner determines which costs it incurs are reimbursable by us;
•the General Partner may cause us to borrow funds in order to permit the payment of cash distributions;
•the Partnership Agreement permits us to classify up to $36.6 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus;
•the Partnership Agreement does not restrict the General Partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf;
•the General Partner currently limits, and intends to continue limiting, its liability for our contractual and other obligations;
•the General Partner may exercise its right to call and purchase all of our common units not owned by it and its affiliates if together those entities at any time own more than 80% of our common units;
•the General Partner controls the enforcement of the obligations that it and its affiliates owe to us; and
•the General Partner decides whether to retain separate counsel, accountants or others to perform services for us.
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
The Partnership Agreement contains provisions that modify and reduce the fiduciary standards to which the General Partner would otherwise be held by state fiduciary duty law. For example, the Partnership Agreement permits the General Partner to make a number of decisions in its individual capacity, as opposed to its capacity as the General Partner, or otherwise free of fiduciary duties to us and our unitholders. This entitles the General Partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. Examples of decisions that the General Partner may make in its individual capacity include:
•how to allocate business opportunities among us and its affiliates;
•whether to exercise its limited call right;
•how to exercise its voting rights with respect to the common units it owns; and
•whether or not to consent to any merger or consolidation of the Partnership or amendment to the Partnership Agreement.
By purchasing a unit, a unitholder agrees to become bound by the provisions of the Partnership Agreement, including the provisions discussed above.
The Partnership Agreement restricts the remedies available to our unitholders for actions taken by the General Partner that might otherwise constitute breaches of fiduciary duty.
The Partnership Agreement contains provisions that restrict the remedies available to unitholders for actions taken by the General Partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, the Partnership Agreement:
•provides that whenever the General Partner makes a determination or takes, or declines to take, any other action in its capacity as the General Partner, the General Partner is required to make such determination, or take or decline to take such other action, in good faith, and will not be subject to any higher standard imposed by the Partnership Agreement, Delaware law, or any other law, rule or regulation, or at equity;
•provides that the General Partner will not have any liability to us or our unitholders for decisions made in its capacity as general partner so long as such decisions are made in good faith, meaning that it believed that the decisions were in the best interest of the Partnership;
•provides that the General Partner and its officers and directors will not be liable for monetary damages to us, our limited partners or their assignees resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that the General Partner or its officers and directors, as the case may be, acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was criminal; and
•provides that the General Partner will not be in breach of its obligations under the Partnership Agreement or its fiduciary duties to us or our unitholders if a transaction with an affiliate or the resolution of a conflict of interest is:
•approved by the conflicts committee of the Board, although the General Partner is not obligated to seek such approval;
•approved by the vote of a majority of our outstanding common units, excluding any common units owned by the General Partner and its affiliates;
•on terms no less favorable to us than those generally being provided to or available from unrelated third parties; or
•fair and reasonable to us, taking into account the totality of the relationships among the parties involved, including other transactions that may be particularly favorable or advantageous to us.
In a situation involving a transaction with an affiliate or a conflict of interest, any determination by the General Partner must be made in good faith. If an affiliate transaction or the resolution of a conflict of interest is not approved by our common unitholders or the conflicts committee and the Board determines that the resolution or course of action taken with respect to the affiliate transaction or conflict of interest satisfies either of the standards set forth in the last two bullets above, then it will conclusively be deemed that, in making its decision, the Board acted in good faith.

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
We may issue additional limited partner interests without the approval of unitholders, subject to certain Preferred Unit approval rights, which would dilute unitholders’ existing ownership interests and may increase the risk that we will not have sufficient available cash to maintain or increase our per common unit distribution level.
The Partnership Agreement does not limit the number or timing of additional limited partner interests that we may issue, including limited partner interests that are convertible into or senior to our common units, without the approval of our common unitholders as long as the newly issued limited partner interests are not senior to, or pari passu with, the Preferred Units. With the consent of a majority of the Preferred Units, we may issue an unlimited number of limited partner interests that are senior to our common units and pari passu with the Preferred Units.
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
Our issuance of additional common units, including pursuant to our DRIP, or other equity securities of equal or senior rank, such as additional preferred units, will have the following effects:
•our existing common unitholders’ proportionate ownership interest in us will decrease;
•our amount of cash available for distribution to common unitholders may decrease;
•our ratio of taxable income to distributions may increase;
•the relative voting strength of each previously outstanding common unit may be diminished; and
•the market price of our common units may decline.
ETO and the holders of the Preferred Units may sell our common units in the public or private markets, and such sales could have an adverse impact on the trading price of our common units.
As of December 31, 2020, ETO beneficially owns an aggregate of 46,056,228 common units in us. We have granted certain registration rights to ETO and its affiliates with respect to any common units they own, and have filed a registration statement with the SEC for the benefit of the holders of the Preferred Units with respect to any common units they may receive upon conversion of the Preferred Units or exercise of the Warrants. Any sales of these common units in the public or private markets could have an adverse impact on the price of our common units.

The General Partner has a call right that may require holders of our common units to sell their common units at an undesirable time or price.
If at any time the General Partner and its affiliates own more than 80% of our outstanding common units, the General Partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of our common units held by unaffiliated persons at a price that is not less than their then-current market price, as calculated pursuant to the terms of the Partnership Agreement. As a result, holders of our common units may be required to sell their common units at an undesirable time or price. These holders may also incur a tax liability upon a sale of their common units. As of December 31, 2020, the General Partner and its affiliates (including ETO), beneficially own an aggregate of approximately 47% of our outstanding common units.
Unitholders may not have limited liability if a court finds that limited partner actions constitute control of our business.
Under Delaware law, unitholders could be held liable for our obligations to the same extent as a general partner if a court determined that the right of limited partners to remove our general partner or to take other action under the Partnership Agreement constituted participation in the “control” of our business. Additionally, under Delaware law, the General Partner has unlimited liability for the obligations of the Partnership, such as our debts and environmental liabilities, except for those contractual obligations of the Partnership that are expressly made without recourse to the General Partner.
The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the states in which we do business. Unitholders could have unlimited liability for obligations of the Partnership if a court or government agency determined that (i) we were conducting business in a state, but had not complied with that particular state’s partnership statute; or (ii) a unitholder’s right to act with other unitholders to remove or replace the General Partner, to approve some amendments to the Partnership Agreement or to take other actions under the Partnership Agreement constituted “control” of our business.
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
Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for federal income tax purposes. We are unable to predict whether any changes or other proposals will ultimately be enacted. Any future legislative changes could negatively impact the value of an investment in our common units. Unitholders are urged to consult with their own tax advisor with respect to the status of regulatory or administrative developments and proposals and their potential effect on their investment in our common units.
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
Our ability to deduct interest paid or accrued on indebtedness properly allocable to a trade or business, “business interest”, may be limited in certain circumstances. Should our ability to deduct business interest be limited, the amount of taxable income allocated to our unitholders in the taxable year in which the limitation is in effect may increase. However, in certain circumstances, a unitholder may be able to utilize a portion of a business interest deduction subject to this limitation in future taxable years. Unitholders should consult their tax advisors regarding the impact of this business interest deduction limitation on an investment in our units.
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
Non-U.S. unitholders are generally taxed and subject to income tax filing requirements by the United States on income effectively connected with a U.S. trade or business (“effectively connected income”). A unitholder’s share of our income, gain, loss and deduction, and any gain from the sale of our units will generally be considered “effectively connected” income. As a result, distributions to a non-U.S. unitholder will be subject to withholding at the highest applicable effective tax rate and a non-U.S. unitholder who sells or otherwise disposes of a unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of that unit.
Moreover, upon the sale, exchange or other disposition of a unit by a non-U.S. unitholder, the transferee is generally required to withhold 10% of the amount realized on such transfer if any portion of the gain on such transfer would be treated as effectively connected income. The application of the withholding requirement on transfers of publicly traded interests, including our units, are suspended until December 31, 2021. For transfers of units occurring after December 31, 2021, the amount realized on a transfer of units will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and such broker will generally be responsible for the relevant withholding obligations. Non-U.S. unitholders should consult their tax advisors regarding the impact of these rules on an investment in our units.
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
General Risk Factors
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
ITEM 1B.    Unresolved Staff Comments
None.

ITEM 2.    Properties
We do not currently own or lease any material facilities or properties for storage or maintenance of our compression units. As of December 31, 2020, our headquarters consisted of 19,297 square feet of leased office space located at 111 Congress Avenue, Austin, Texas 78701.
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
ITEM 4.    Mine Safety Disclosures
None.

PART II
ITEM 5.    Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Partnership Interests
As of February 11, 2021, we had 96,996,304 common units outstanding. ETO owns 100% of the membership interests in the General Partner and, as of February 11, 2021, beneficially owns approximately 47% of our outstanding common units.
As of February 11, 2021, we had outstanding 500,000 Preferred Units representing limited partner interests in the Partnership, all of which were held by Preferred Unitholders. The Preferred Units rank senior to the common units with respect to distributions and rights upon liquidation. The Preferred Unitholders are entitled to receive cumulative quarterly cash distributions equal to $24.375 per Preferred Unit.
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
Holders
At the close of business on February 11, 2021, based on information received from the transfer agent of the common units, we had 70 holders of record of our common units. The number of record holders does not include holders of common units held in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories. There is no established public trading market for the Preferred Units, all of which are owned by the Preferred Unitholders. Please read Part II, Item 8 “Financial Statements and Supplementary Data – Note 11 – Preferred Units and – Note 12 – Partners’ Capital”.
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

ITEM 6.    Selected Financial Data
SELECTED HISTORICAL FINANCIAL DATA
In the table below we have presented certain selected financial data for USA Compression Partners, LP and the USA Compression Predecessor for each of the years in the five-year period ended December 31, 2020, which has been derived from our audited consolidated financial statements for the years ended December 31, 2020, 2019, 2018, 2017 and 2016. USA Compression Predecessor has been determined to be the historical predecessor of the Partnership for financial reporting purposes because ET LP controlled the USA Compression Predecessor prior to the CDM Acquisition and obtained control of the Partnership through its acquisition of the General Partner. For periods prior to the Transactions Date, the table presents selected financial data for the USA Compression Predecessor and periods after the Transactions Date refer to the Partnership. The following information should be read together with Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8 “Financial Statements and Supplementary Data”.
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
We believe that investors benefit from having access to the same financial measures utilized by management. The following table includes the non-GAAP financial measures of Adjusted gross margin, Adjusted EBITDA and Distributable Cash Flow (or “DCF”). For definitions of Adjusted gross margin, Adjusted EBITDA and DCF, and reconciliations of such measures to their most directly comparable financial measures calculated and presented in accordance with GAAP, please read “Non-GAAP Financial Measures” below.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except per unit amounts)
Revenues:
Contract operations	$644,194	$664,162	$546,896	$249,346	$239,143
Parts and service	11,117	14,236	20,402	10,085	7,921
Related party	12,372	19,967	17,054	17,240	16,873
Total revenues	667,683	698,365	584,352	276,671	263,937
Costs and expenses:
Costs of operations, exclusive of depreciation and amortization	205,939	227,303	214,724	125,204	112,898
Depreciation and amortization	238,968	231,447	213,692	166,558	155,134
Selling, general and administrative	59,981	64,397	68,995	24,944	22,739
Loss (gain) on disposition of assets	146	940	12,964	(367)	120
Impairment of compression equipment	8,090	5,894	8,666	—	—
Impairment of goodwill	619,411	—	—	223,000	—
Total costs and expenses	1,132,535	529,981	519,041	539,339	290,891
Operating income (loss)	(464,852)	168,384	65,311	(262,668)	(26,954)
Other income (expense):
Interest expense, net	(128,633)	(127,146)	(78,377)	—	—
Other	86	80	41	(223)	(153)
Total other expense	(128,547)	(127,066)	(78,336)	(223)	(153)
Net income (loss) before income tax expense (benefit)	(593,399)	41,318	(13,025)	(262,891)	(27,107)
Income tax expense (benefit)	1,333	2,186	(2,474)	1,843	(163)
Net income (loss)	(594,732)	39,132	(10,551)	$(264,734)	$(26,944)
Less: distributions on Preferred Units	(48,750)	(48,750)	(36,430)
Net loss attributable to common and Class B unitholders’ interests (1)	$(643,482)	$(9,618)	$(46,981)

Basic and diluted net loss per common unit (1)	$(6.65)	$(0.02)	$(0.43)
Basic and diluted net loss per Class B Unit (1)	$—	$(2.13)	$(2.33)
Cash distributions declared per common unit (1)	$2.10	$2.10	$1.575

Other financial data:
Gross margin	$222,776	$239,615	$155,936	$(15,091)	$(4,095)
Adjusted gross margin (2)	$461,744	$471,062	$369,628	$151,467	$151,039
Adjusted EBITDA (2)	$413,898	$419,640	$320,475	$130,348	$131,686
DCF (2)	$220,766	$221,868	$177,757	$109,326	$123,442
Capital expenditures	$118,856	$199,928	$241,179	$175,508	$59,234
Cash flows provided by (used in):
Operating activities	$293,198	$300,580	$226,340	$135,956	$130,063
Investing activities	$(105,099)	$(144,490)	$(779,663)	$(142,458)	$(36,767)
Financing activities	$(188,107)	$(156,179)	$549,409	$(3,666)	$(90,367)
Balance sheet data (at period end):
Working capital (3)	$29,283	$41,548	$68,141	$27,091	$62,424
Total assets	$2,948,700	$3,730,407	$3,774,649	$1,718,953	$1,960,416
Long-term debt, net	$1,927,005	$1,852,360	$1,759,058	$—	$—
Partners’ capital and predecessor parent company net investment	$337,655	$1,180,598	$1,378,856	$1,664,870	$1,929,223
________________________
(1)Net loss attributable to common and Class B unitholders’ interests and net loss per unit are not applicable to the USA Compression Predecessor as the USA Compression Predecessor had no outstanding common or Class B units prior to the Transactions. On July 30, 2019, 6,397,965 Class B Units automatically converted into common units on a one-for-one basis, resulting in the issuance of 6,397,965 common units to ETO. Following the conversion, there are no longer Class B Units outstanding.
(2)Please refer to “Non-GAAP Financial Measures” below.
(3)Working capital is defined as current assets minus current liabilities.

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
The following table reconciles Adjusted gross margin to gross margin, its most directly comparable GAAP financial measure, for each of the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018	2017	2016
Total revenues	$667,683	$698,365	$584,352	$276,671	$263,937
Cost of operations, exclusive of depreciation and amortization	(205,939)	(227,303)	(214,724)	(125,204)	(112,898)
Depreciation and amortization	(238,968)	(231,447)	(213,692)	(166,558)	(155,134)
Gross margin	$222,776	$239,615	$155,936	$(15,091)	$(4,095)
Depreciation and amortization	238,968	231,447	213,692	166,558	155,134
Adjusted gross margin	$461,744	$471,062	$369,628	$151,467	$151,039
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
The following table reconciles Adjusted EBITDA to net income (loss) and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018	2017	2016
Net income (loss)	$(594,732)	$39,132	$(10,551)	$(264,734)	$(26,944)
Interest expense, net	128,633	127,146	78,377	—	—
Depreciation and amortization	238,968	231,447	213,692	166,558	155,134
Income tax expense (benefit)	1,333	2,186	(2,474)	1,843	(163)
EBITDA	$(225,798)	$399,911	$279,044	$(96,333)	$128,027
Interest income on capital lease	383	672	709	—	—
Unit-based compensation expense (1)	8,400	10,814	11,740	4,048	3,539
Transaction expenses (2)	136	578	4,181	—	—
Severance charges	3,130	831	3,171	—	—
Loss (gain) on disposition of assets	146	940	12,964	(367)	120
Impairment of compression equipment (3)	8,090	5,894	8,666	—	—
Impairment of goodwill (4)	619,411	—	—	223,000	—
Adjusted EBITDA	$413,898	$419,640	$320,475	$130,348	$131,686
Interest expense, net	(128,633)	(127,146)	(78,377)	—	—
Non-cash interest expense	8,402	7,607	5,080	—	—
Income tax (expense) benefit	(1,333)	(2,186)	2,474	(1,843)	163
Interest income on capital lease	(383)	(672)	(709)	—	—
Transaction expenses	(136)	(578)	(4,181)	—	—
Severance charges	(3,130)	(831)	(3,171)	—	—
Other	4,230	2,426	(2,030)	24	(748)
Changes in operating assets and liabilities	283	2,320	(13,221)	7,427	(1,038)
Net cash provided by operating activities	$293,198	$300,580	$226,340	$135,956	$130,063
________________________
(1)For the years ended December 31, 2020, 2019 and 2018, unit-based compensation expense included $3.2 million, $2.5 million and $1.3 million of cash payments related to quarterly payments of DERs on outstanding phantom unit awards, respectively, and $0.5 million, $0.6 million and $3.7 million related to the cash portion of any settlement of phantom unit awards upon vesting, respectively. The remainder of the unit-based compensation expense for all periods was related to non-cash adjustments to the unit-based compensation liability.
(2)Represents certain expenses related to potential and completed transactions and other items. We believe it is useful to investors to exclude these expenses.
(3)Represents non-cash charges incurred to write down long-lived assets with recorded values that are not expected to be recovered through future cash flows.
(4)For further discussion of our goodwill impairment recorded for the year ended December 31, 2020, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Goodwill – Impairment Assessments”.
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

The following table reconciles DCF to net income (loss) and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018	2017	2016
Net income (loss)	$(594,732)	$39,132	$(10,551)	$(264,734)	$(26,944)
Non-cash interest expense	8,402	7,607	5,080	—	—
Depreciation and amortization	238,968	231,447	213,692	166,558	155,134
Non-cash income tax expense (benefit)	530	1,376	(2,663)	1,801	(155)
Unit-based compensation expense (1)	8,400	10,814	11,740	4,048	3,539
Transaction expenses (2)	136	578	4,181	—	—
Severance charges	3,130	831	3,171	—	—
Loss (gain) on disposition of assets	146	940	12,964	(367)	120
Impairment of compression equipment (3)	8,090	5,894	8,666	—	—
Impairment of goodwill (4)	619,411	—	—	223,000	—
Distributions on Preferred Units	(48,750)	(48,750)	(36,430)	—	—
Proceeds from insurance recovery	336	1,591	409	—	—
Maintenance capital expenditures (5)	(23,301)	(29,592)	(32,502)	(20,980)	(8,252)
DCF	$220,766	$221,868	$177,757	$109,326	$123,442
Maintenance capital expenditures	23,301	29,592	32,502	20,980	8,252
Transaction expenses	(136)	(578)	(4,181)	—	—
Severance charges	(3,130)	(831)	(3,171)	—	—
Distributions on Preferred Units	48,750	48,750	36,430	—	—
Other	3,364	(541)	224	(1,777)	(593)
Changes in operating assets and liabilities	283	2,320	(13,221)	7,427	(1,038)
Net cash provided by operating activities	$293,198	$300,580	$226,340	$135,956	$130,063
________________________
(1)For the years ended December 31, 2020, 2019 and 2018, unit-based compensation expense included $3.2 million, $2.5 million and $1.3 million of cash payments related to quarterly payments of DERs on outstanding phantom unit awards, respectively, and $0.5 million, $0.6 million and $3.7 million related to the cash portion of any settlement of phantom unit awards upon vesting, respectively. The remainder of the unit-based compensation expense for all periods was related to non-cash adjustments to the unit-based compensation liability.
(2)Represents certain expenses related to potential and completed transactions and other items. We believe it is useful to investors to exclude these expenses.
(3)Represents non-cash charges incurred to write down long-lived assets with recorded values that are not expected to be recovered through future cash flows.
(4)For further discussion of our goodwill impairment recorded for the year ended December 31, 2020, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Goodwill – Impairment Assessments”.
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

The following table summarizes certain coverage ratios for the periods presented (dollars in thousands):

	Year Ended December 31,
	2020		2019		2018 (4)		2017 (5)	2016 (5)
DCF	$220,766		$221,868		$177,757		$109,326	$123,442

Distributions for DCF Coverage Ratio (1)	$203,409		$196,144		$141,699

Distributions reinvested in the DRIP (2)	$2,064		$1,045		$688

Distributions for Cash Coverage Ratio (3)	$201,345		$195,099		$141,011

DCF Coverage Ratio	1.09	x	1.13	x	1.25	x

Cash Coverage Ratio	1.10	x	1.14	x	1.26	x
________________________
(1)Represents distributions to the holders of our common units as of the record date.
(2)Represents distributions to holders enrolled in the DRIP as of the record date.
(3)Represents cash distributions declared for common units not participating in the DRIP.
(4)Distributions for the year ended December 31, 2018 reflect only three quarters of distributions as the USA Compression Predecessor did not pay distributions prior to the Transactions Date. DCF, however, reflects a full year of DCF. On a pro forma basis, both the DCF Coverage Ratio and Cash Coverage Ratio for the year ended December 31, 2018 were 1.10x when using comparable three quarters of DCF and three quarters of distributions.
(5)DCF Coverage Ratio and Cash Coverage Ratio are not applicable to the USA Compression Predecessor as the USA Compression Predecessor had no outstanding common units for each period.
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
Discussion and analysis of our operating highlights and financial results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018 is included under the headings in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Operating Highlights, Financial Results of Operations, Liquidity and Capital Resources, and Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K filed for the year ended December 31, 2019 with the SEC on February 18, 2020.
Overview
We provide compression services in a number of shale plays throughout the U.S., including the Utica, Marcellus, Permian Basin, Delaware Basin, Eagle Ford, Mississippi Lime, Granite Wash, Woodford, Barnett, Haynesville, Niobrara and Fayetteville shales. Demand for our services is driven by the domestic production of natural gas and crude oil. As such, we have focused our activities in areas of attractive natural gas and crude oil production growth, which are generally found in these shale and unconventional resource plays. According to studies promulgated by the EIA, the production and transportation volumes in these shale plays are expected to increase over the long term. Furthermore, the changes in production volumes and pressures of shale plays over time require a wider range of compression services than in conventional basins. We believe we are well-positioned to meet these changing operating conditions due to the operational design flexibility inherit in our compression units.
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
Recent Developments
Credit Agreement Amendment
The Credit Agreement was amended on August 3, 2020 (the “Amendment Effective Date”) to amend, among other things, the requirements of certain covenants and the date on which certain covenants in the Credit Agreement must be met beginning on the Amendment Effective Date until the last day of the fiscal quarter ending December 31, 2021 (the “Covenant Relief Period”).
The amendment, among other items, increases the maximum funded debt to EBITDA ratio to (i) 5.75 to 1.00 for the fiscal quarters ending September 30, 2020 and December 31, 2020, (ii) 5.50 to 1.00 for the fiscal quarters ending March 31, 2021 and June 30, 2021 and (iii) 5.25 to 1.00 for the fiscal quarters ending September 30, 2021 and December 31, 2021 (reverting back to 5.00 to 1.00 after the Covenant Relief Period).
In addition, during the Covenant Relief Period, the applicable margin for Eurodollar borrowings is increased from a range of 2.00% – 2.75% to a range of 2.25% – 3.00%.
Please see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Revolving Credit Facility” for additional information regarding the amendment to our Credit Agreement.
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
Domestic natural gas production generally occurs in either primarily natural gas basins, such as the Marcellus, Utica and Haynesville Shales, or in basins where natural gas is produced alongside crude oil, also known as “associated” gas, such as the Permian and Delaware Basins, Eagle Ford and the Mid-Continent. Over the recent past, relative stability in commodity prices encouraged investment in domestic exploration and production (“E&P”) and midstream infrastructure across the energy industry, particularly in the low-cost basins characterized by associated gas and crude oil production. The development of these basins producing both commodities has created additional incremental demand for natural gas compression over the recent past as it is a critical method to transport associated gas volumes or enhance crude oil production through gas lift.
However, certain 2020 events have impacted, and may continue to impact, our operations in areas driven by associated gas and crude oil production. For example, in March 2020 the collapse of discussions among members of Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (together with OPEC and other allied producing countries, “OPEC+”), combined with Saudi Arabia’s announcement that it would be discounting its price, and increasing its supply, of crude oil into the global market created downward pressure on crude oil prices worldwide. Recent events, including reports of decreasing domestic crude oil inventory in storage as well as OPEC’s general compliance to agreed-upon production cuts and Saudi Arabia’s leadership in taking on further production cuts may be indicators of improving longer-term crude oil fundamentals which may positively impact basins where associated gas volumes are produced. Further, the ongoing global impact, both real and perceived, on crude oil demand from the COVID-19 pandemic created uncertainty regarding the demand for compression services in our operating areas driven by associated gas and crude oil production. While our business is focused on providing compression services and does not have any direct exposure to commodity prices, we have indirect exposure to commodity prices as overall levels of activity across the energy industry are influenced by the commodity price environment. As the price of crude oil fluctuated during 2020, certain of our customers reduced their demand for our services. Accordingly, we have reduced our planned capital spending significantly for 2021.
The EIA’s January 2021 Short-Term Energy Outlook (“EIA Outlook”) estimates that annual U.S. crude oil production averaged 11.3 million barrels per day (“bpd”) in 2020, down 1.0 million bpd from 2019 reflecting the impact of well curtailments and a decrease in drilling activity related to low crude oil prices. While the price of crude oil rebounded during the second quarter of 2020 and remained relatively stable during the third and fourth quarters of 2020, and rig counts have increased modestly since the recent bottom during summer 2020, many E&P companies, including some of our customers, continue to take a cautious approach to development plans and budget for reduced capital expenditure forecasts. The EIA Outlook forecasts total U.S. crude oil production in 2021 to decline again, averaging 11.1 million bpd, before increasing to 11.5 million bpd in 2022. Taking into account an approximate six-month lag between changes in crude oil prices and changes in crude oil production, the EIA Outlook expects production from the Lower 48 states to decline through February 2021 before showing steady increases throughout the remainder of 2021; ending 2021 with an aggregate 3% decline in Lower 48 production. We expect the reduction in capital spending during 2020 to result in a decrease in new production, in turn negatively affecting the demand for new compression services in the near term. Further, while the Permian and Delaware Basins, one of our largest operating areas on a horsepower basis, still benefit from favorable geology as well as technological and operational improvements that have benefited operators in the region; overall reduced drilling activity and the typically steep well decline curves are expected to have an impact on production. As an example, the EIA Outlook expects two-thirds of U.S Lower 48 onshore growth in 2022 to come from the Permian. However, cost of capital and capital allocation policies are expected to continue to force operators to be disciplined in their spending.
While we expect new activity to generally be reduced in 2021, the impact from these events on existing production of crude oil and natural gas, however, is far less certain. Variables such as takeaway capacity, flaring considerations, reservoir pressure and flow rates, high switching costs associated with large horsepower compressors (borne by our customers), and specific company dynamics may all factor into producers’ decisions with respect to their existing production. For example, as wells age, and the reservoir pressures naturally continue to decline, more horsepower may be required to meet the customer’s operational needs. In contrast, small horsepower gas lift applications have historically been more susceptible to commodity price swings, and we have experienced, and may continue to experience, some pressure on service rates and utilization in small horsepower gas lift applications. We cannot predict with reasonable certainty the effect on utilization of our assets servicing existing production in these regions.
Unlike crude oil, natural gas production and prices have been influenced by different drivers over the recent past, as there is no OPEC+ equivalent in the global natural gas market and therefore the price of natural gas is generally determined by market forces of supply and demand rather than by a centralized market coordinator. Over the past several years, increased gas production in the U.S. driven by large volumes of gas produced from shale sources has been a main driver of an overall drop in natural gas prices. This sustained low natural gas price environment has helped create relatively resilient baseload demand for natural gas for domestic use in power generation and for industrial purposes such as chemical plants and other types of manufacturing. Also, the development of long-term export infrastructure has continued to occur alongside the low natural gas price environment and the U.S. became a net exporter of natural gas into global markets in 2017. For example, while the EIA expects a decline in natural gas production for 2021 due to a decrease in the usage of natural gas in the electric power generation sector, as a result of relatively higher natural gas prices (versus coal) and increased power generation from renewables, these decreases are expected to be partially offset by other uses, including increased liquefied natural gas exports as well as increased pipeline exports to Mexico. While the EIA expects an overall decline in natural gas production in 2021, monthly production is expected to bottom out in March 2021 and then increase through the rest of 2021, followed by continued increase in 2022. We expect the baseload natural gas demand previously described will continue to support long-term domestic natural gas production.
In addition to the relatively stable supply, demand and price fundamentals of natural gas, we believe that the geographic diversity and portability of our assets should help mitigate the impact of market volatility or regional uncertainty. While reduced production of associated gas impacted demand for our services in certain regions beginning in the first quarter of 2020, such reduction in production had a positive impact on both natural gas prices as well as the utilization of our assets in other regions primarily tied to natural gas prospects, such as the Marcellus, Utica and Haynesville shales. Given these producing regions primarily contain natural gas, if natural gas prices remain resilient we believe it is reasonable to expect that these areas could see additional capital inflows to take advantage of relatively more attractive economics, which could increase demand for our services in these shales. The design flexibility of our compression units allow us to make rapid reconfigurations and relocate units to these areas. On the whole, we believe the longer-term outlook for natural gas fundamentals remains positive, as market signs, including natural gas futures market, point to a more balanced gas market through 2021.
In summary, while the outlook for commodity prices stabilized over the course of 2020, continued uncertainty with respect to demand could have a varying impact on our business. Whereas several factors, including uncertain future demand, caused volatility in crude oil prices during 2020, on the natural gas side, relatively more moderate demand destruction coupled with associated gas production decreases have in part helped to support natural gas prices. The overall outlook for our compression services will depend, in part, on the strength and duration of recovery in the commodity markets, and we believe as natural gas experienced a recovery more quickly than crude oil, the continued market dynamics should help support our business activities and overall utilization and pricing.

While we anticipate that the combination of commodity prices and demand may likely have an impact on activity levels in both the upstream and midstream sectors, we cannot predict the ultimate magnitude of that impact on our business and expect it to be varied across our operations, depending on the region, customer, nature of compression application, contract term and other factors. We believe our customers’ mid- to long-term expectations regarding commodity prices and the cost they would incur to return our large horsepower equipment will provide an incentive for our customers to keep our equipment in the field following expiration of the primary term, whereas we believe there is likely to be continued pressure on utilization and pricing with respect to our smaller horsepower equipment.
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
COVID-19 Update
Beginning in the first quarter of 2020, the COVID-19 pandemic prompted several states and municipalities in which we operate to take extraordinary and wide-ranging actions to contain and combat the outbreak and spread of the virus, including mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. These mandates and restrictions have varied across jurisdictions and, over time, have been rescinded and reinstated as the severity of the pandemic fluctuated. For as long as COVID-19 continues or worsens, governments may impose additional similar restrictions or reinstate previously lifted ones. To date, our field operations have continued largely uninterrupted as the U.S. Department of Homeland Security designated our industry part of our country’s critical infrastructure. Thus far, remote work and other COVID-19 related conditions have not significantly impacted our ability to maintain operations or caused us to incur significant additional expenses; however, we are unable to predict the duration or ultimate impact of current and potential future COVID-19 mitigation measures.

Operating Highlights
The following table summarizes certain horsepower and horsepower utilization percentages for the periods presented and excludes certain gas treating assets for which horsepower is not a relevant metric.

	Year Ended December 31,		Percent
	2020	2019	Change
Fleet horsepower (at period end) (1)	3,726,181	3,682,968	1.2%
Total available horsepower (at period end) (2)	3,726,181	3,709,468	0.5%
Revenue generating horsepower (at period end) (3)	2,997,262	3,310,024	(9.4)%
Average revenue generating horsepower (4)	3,139,732	3,279,374	(4.3)%
Average revenue per revenue generating horsepower per month (5)	$16.71	$16.65	0.4%
Revenue generating compression units (at period end)	3,968	4,559	(13.0)%
Average horsepower per revenue generating compression unit (6)	746	720	3.6%
Horsepower utilization (7):
At period end	82.8%	93.7%	(11.6)%
Average for the period (8)	86.8%	94.1%	(7.8)%
________________________
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
(7)Horsepower utilization is calculated as (i) the sum of (a) revenue generating horsepower, (b) horsepower in our fleet that is under contract, but is not yet generating revenue and (c) horsepower not yet in our fleet that is under contract, not yet generating revenue and that is subject to a purchase order, divided by (ii) total available horsepower less idle horsepower that is under repair. Horsepower utilization based on revenue generating horsepower and fleet horsepower was 80.4% and 89.9% at December 31, 2020 and 2019, respectively.
(8)Calculated as the average utilization for the months in the period based on utilization at the end of each month in the period. Average horsepower utilization based on revenue generating horsepower and fleet horsepower was 84.5% and 89.8% for the years ended December 31, 2020 and 2019, respectively.
The 1.2% increase in fleet horsepower as of December 31, 2020 compared to December 31, 2019 was attributable to compression units added to our fleet primarily for specific customer demand for our compression services, partially offset by compression units impaired during the current period. The 9.4% decrease in revenue generating horsepower as of December 31, 2020 compared to December 31, 2019 was due to returns of compression units from our customers which also caused a 13.0% decrease in revenue generating compression units over the same period. The returns of compression units from our customers are primarily due to a decrease in demand for compression services driven by a decline in U.S. crude oil and natural gas activity.
The 3.6% increase in average horsepower per revenue generating compression unit was driven primarily by the composition of compression unit returns. The 0.4% increase in average revenue per revenue generating horsepower per month for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to contracts on new compression units and selective price increases on our existing large horsepower fleet, partially offset by reduced pricing in our small horsepower fleet.
Horsepower utilization decreased to 82.8% as of December 31, 2020 compared to 93.7% as of December 31, 2019. The 11.6% decrease in horsepower utilization is primarily due to (1) a 10.8% increase in our idle horsepower from compression units returned to us and (2) a 2.0% decrease in horsepower that is on-contract or pending-contract but not yet active. Average horsepower utilization decreased to 86.8% during the year ended December 31, 2020 compared to 94.1% during the year ended December 31, 2019. The 7.8% decrease in average horsepower utilization is primarily due to (1) a 6.9% increase in our average idle horsepower from compression units returned to us and (2) a 3.0% decrease in horsepower that is on-contract or pending-contract but not yet active. The decreases in period end and average horsepower utilization are primarily due to a decrease in demand for compression services driven by a decline in U.S. crude oil and natural gas activity.
Horsepower utilization based on revenue generating horsepower and fleet horsepower decreased to 80.4% as of December 31, 2020 compared to 89.9% as of December 31, 2019. The 10.6% decrease in horsepower utilization based on revenue generating horsepower as of December 31, 2020 was primarily attributable to an increase in our idle horsepower from compression units returned to us. Average horsepower utilization based on revenue generating horsepower and fleet horsepower decreased to 84.5% for the year ended December 31, 2020 compared to 89.8% for the year ended December 31, 2019. The 5.9% decrease in average horsepower utilization based on revenue generating horsepower for the year ended December 31, 2020 was primarily attributable to an increase in our average idle horsepower from compression units returned to us. The decreases in period end and average horsepower utilization based on revenue generating horsepower and fleet horsepower are primarily due to a decrease in demand for compression services driven by a decline in U.S. crude oil and natural gas activity.
Financial Results of Operations
Year ended December 31, 2020 compared to the year ended December 31, 2019
The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Year Ended December 31,		Percent
	2020	2019	Change
Revenues:
Contract operations	$644,194	$664,162	(3.0)%
Parts and service	11,117	14,236	(21.9)%
Related party	12,372	19,967	(38.0)%
Total revenues	667,683	698,365	(4.4)%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	205,939	227,303	(9.4)%
Depreciation and amortization	238,968	231,447	3.2%
Selling, general and administrative	59,981	64,397	(6.9)%
Loss on disposition of assets	146	940	(84.5)%
Impairment of compression equipment	8,090	5,894	37.3%
Impairment of goodwill	619,411	—	*
Total costs and expenses	1,132,535	529,981	*
Operating income (loss)	(464,852)	168,384	*
Other income (expense):
Interest expense, net	(128,633)	(127,146)	1.2%
Other	86	80	7.5%
Total other expense	(128,547)	(127,066)	1.2%
Net income (loss) before income tax expense	(593,399)	41,318	*
Income tax expense	1,333	2,186	(39.0)%
Net income (loss)	$(594,732)	$39,132	*
________________________
*Not meaningful.
Contract operations revenue. The $20.0 million decrease in contract operations revenue for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to a decline in demand for compression services driven by a decrease in U.S. crude oil and natural gas activity. This decline in demand resulted in a 4.3% decrease in average revenue generating horsepower for the year ended December 31, 2020 compared to the year ended December 31, 2019, partially offset by a 0.4% increase in average revenue per revenue generating horsepower per month which increased to $16.71 for the year ended December 31, 2020 compared to $16.65 for the year ended December 31, 2019. Our contract operations revenue was not materially impacted by any renegotiations of our contracts during the period with our customers. Additionally, average revenue per revenue generating horsepower per month associated with our compression services provided on a month-to-month basis did not significantly differ from the average revenue per revenue generating horsepower per month associated with our compression services provided under contracts in their primary term during the period.
Parts and service revenue. The $3.1 million decrease in parts and service revenue for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily attributable to a reduction in maintenance work performed on units at our customers’ locations that are outside the scope of our core maintenance activities and offered as a courtesy to our customers, and freight and crane charges that are directly reimbursable by customers. Demand for retail parts and services fluctuates from period to period based on the varying needs of our customers.
Related party revenue. Related party revenue was earned through related party transactions in the ordinary course of business with various affiliated entities of ETO. The $7.6 million decrease in related party revenue for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily attributable to a decrease in parts and service revenue, as well as a decrease in contract operations revenue due to the expiration of contracts with various affiliated entities of ETO.
Cost of operations, exclusive of depreciation and amortization. The $21.4 million decrease in cost of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to (1) an $11.5 million decrease in direct expenses, such as parts and fluids expenses, (2) a $6.2 million decrease in direct labor expenses, (3) a $4.6 million decrease in retail parts and services expenses, which had a corresponding decrease in parts and service revenue, (4) a $3.1 million decrease in expenses related to our vehicle fleet and (5) a $1.7 million decrease in training and other indirect expenses. The decreases in parts, fluids, direct labor, vehicle expenses, training and other indirect expenses are primarily driven by the decrease in average revenue generating horsepower and reduced headcount during the current period. The decreases were partially offset by (6) a $5.1 million increase in ad valorem tax expenses due primarily to refunds received during the prior period.
Depreciation and amortization expense.  The $7.5 million increase in depreciation and amortization expense for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily related to compression units and other capital expenditures placed in service during 2019, to meet then existing demand by customers, that have a full year of depreciation expense recorded in 2020.
Selling, general and administrative expense.  The $4.4 million decrease in selling, general and administrative expense for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to (1) a $2.4 million decrease in employee-related expenses, (2) a $2.4 million decrease in general corporate expenses, (3) a $2.4 million decrease in unit-based compensation expense and (4) a $1.1 million decrease in third-party professional fees. These decreases were offset by (5) a $2.7 million increase in the provision for expected credit losses and (6) a $1.6 million increase in severance charges.
The decreases in employee-related expenses, general corporate expenses and third-party professional fees are related to reduced headcount and cost saving measures. The decrease in unit-based compensation expense is primarily due to the decrease in our unit price in the current period and the related mark-to-market change to our unit-based compensation liability. The change to the provision for expected credit losses is related to the potential negative impact to our customers of low crude oil prices driven by decreased demand due to the COVID-19 pandemic and the global oversupply of crude oil during the current period. The increase in severance charges is primarily related to the departure of one of our executives during the current period.
Impairment of compression equipment.  The $8.1 million and $5.9 million impairments of compression equipment during the years ended December 31, 2020 and 2019, respectively, were primarily the result of our evaluations of the future deployment of our idle fleet under current market conditions. The primary causes for these impairments were: (i) units were not considered marketable in the foreseeable future, (ii) units were subject to excessive maintenance costs or (iii) units were unlikely to be accepted by customers due to certain performance characteristics of the unit, such as the inability to meet current quoting criteria without excessive retrofitting costs. These compression units were written down to their respective estimated salvage values, if any.
As a result of our evaluations during the years ended December 31, 2020 and 2019, we determined to retire 37 and 33 compression units, respectively, with a total of approximately 15,000 and 11,000 horsepower, respectively, that had been previously used to provide compression services in our business.
Impairment of goodwill. During the first quarter of 2020 certain potential impairment indicators were identified, specifically (i) the decline in the market price of our common units, (ii) the decline in global commodity prices, and (iii) the COVID-19 pandemic; which together indicated the fair value of the reporting unit was less than its carrying amount as of

March 31, 2020. We performed a quantitative goodwill impairment test as of March 31, 2020 and determined fair value using a weighted combination of the income approach and the market approach and, as a result, recognized a goodwill impairment of $619.4 million for the year ended December 31, 2020. No impairment was recorded for the year ended December 31, 2019.
Interest expense, net.  The $1.5 million increase in interest expense, net for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to a full year of interest expense incurred in the current period on the Senior Notes 2027 issued in March 2019, partially offset by reduced borrowings and lower weighted average interest rates under the Credit Agreement.
The weighted average interest rate applicable to borrowings under the Credit Agreement was 3.27% for the year ended December 31, 2020 compared to 4.84% for the year ended December 31, 2019. Average outstanding borrowings under the Credit Agreement were $455.7 million for the year ended December 31, 2020 compared to $493.3 million for the year ended December 31, 2019.
Income tax expense. The $0.9 million decrease in income tax expense for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily related to deferred taxes associated with the Texas Margin Tax.
Other Financial Data
The following table summarizes other financial data for the periods presented (dollars in thousands):

	Year Ended December 31,				Percent
Other Financial Data: (1)	2020		2019		Change
Gross margin	$222,776		$239,615		(7.0)%
Adjusted gross margin	$461,744		$471,062		(2.0)%
Adjusted gross margin percentage (2)	69.2%		67.5%		2.5%
Adjusted EBITDA	$413,898		$419,640		(1.4)%
Adjusted EBITDA percentage (2)	62.0%		60.1%		3.2%
DCF	$220,766		$221,868		(0.5)%
DCF Coverage Ratio	1.09	x	1.13	x	(3.5)%
Cash Coverage Ratio	1.10	x	1.14	x	(3.5)%
________________________
(1)Adjusted gross margin, Adjusted EBITDA, DCF, DCF Coverage Ratio and Cash Coverage Ratio are all non-GAAP financial measures. Definitions of each measure, as well as reconciliations of each measure to its most directly comparable financial measure(s) calculated and presented in accordance with GAAP, can be found under the caption “Non-GAAP Financial Measures” in Part II, Item 6 “Selected Financial Data”.
(2)Adjusted gross margin percentage and Adjusted EBITDA percentage are calculated as a percentage of revenue.
Gross margin. The $16.8 million decrease in gross margin for the year ended December 31, 2020 compared to the year ended December 31, 2019 was due to (1) a $30.7 million decrease in revenues and (2) a $7.5 million increase in depreciation and amortization, offset by (3) a $21.4 million decrease in cost of operations, exclusive of depreciation and amortization.
Adjusted gross margin. The $9.3 million decrease in Adjusted gross margin for the year ended December 31, 2020 compared to the year ended December 31, 2019 was due to a $30.7 million decrease in revenues, offset by a $21.4 million decrease in cost of operations, exclusive of depreciation and amortization.
Adjusted EBITDA. The $5.7 million decrease in Adjusted EBITDA for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to a $9.3 million decrease in Adjusted gross margin, partially offset by a $3.2 million decrease in selling, general and administrative expenses, excluding unit-based compensation expense, severance charges and transaction expenses.
DCF. The $1.1 million decrease in DCF during the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to (1) a $9.3 million decrease in Adjusted gross margin and (2) a $0.7 million increase in cash interest expense, net, partially offset by (3) a $6.3 million decrease in maintenance capital expenditures and (4) a $3.2 million decrease in selling, general and administrative expenses, excluding unit-based compensation expense, severance charges and transaction expenses.

Coverage Ratios. The decreases in DCF Coverage Ratio and Cash Coverage Ratio for the year ended December 31, 2020 compared to the year ended December 31, 2019 were primarily due to additional distributions in 2020 due to the conversion of 6,397,965 Class B Units, which did not participate in distributions, to common units on a one-for-one basis on July 30, 2019.
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
We typically utilize cash generated by operating activities and, where necessary, borrowings under the Credit Agreement to service our debt, fund working capital, fund our estimated expansion capital expenditures, fund our maintenance capital expenditures and pay distributions to our unitholders. In response to current market conditions, we have reduced our planned capital spending significantly for 2021. However, if market conditions related to COVID-19 persist, this could eventually reduce our cash generated by operating activities and increase our leverage. Covenants in the Credit Agreement and other debt instruments require that we maintain certain leverage ratios, and if we predict that we may violate those covenants in the future we could: (i) delay discretionary capital spending and reduce operating expenses; (ii) request an amendment to the Credit Agreement; (iii) reduce or suspend distributions to our unitholders; or (iv) issue equity securities, including under the DRIP.
The Credit Agreement was amended on August 3, 2020 to amend, among other things, the requirements of certain covenants and the date on which certain covenants in the Credit Agreement must be met beginning on the Amendment Effective Date until the last day of the fiscal quarter ending December 31, 2021. Please see “Revolving Credit Facility” below for additional information regarding the amendment.
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
We classify capital expenditures as maintenance or expansion on an individual asset basis. Over the long term, we expect that our maintenance capital expenditure requirements will continue to increase as the overall size and age of our fleet increases. Our aggregate maintenance capital expenditures for the years ended December 31, 2020 and 2019 were $23.3 million and $29.6 million, respectively. We currently plan to spend approximately $22.0 million in maintenance capital expenditures during 2021, including parts consumed from inventory.
Without giving effect to any equipment we may acquire pursuant to any future acquisitions, we currently have budgeted between $30.0 million and $40.0 million in expansion capital expenditures during 2021. Our expansion capital expenditures for the years ended December 31, 2020 and 2019 were $95.6 million and $170.3 million, respectively.

Cash Flows
The following table summarizes our sources and uses of cash for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Net cash provided by operating activities	$293,198	$300,580
Net cash used in investing activities	(105,099)	(144,490)
Net cash used in financing activities	(188,107)	(156,179)
Net cash provided by operating activities.  The $7.4 million decrease in net cash provided by operating activities for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to a $5.3 million decrease in net income, as adjusted for non-cash items, and changes in other working capital.
Net cash used in investing activities.  The $39.4 million decrease in net cash used in investing activities for the year ended December 31, 2020 compared to the year ended December 31, 2019 was due to (1) a $62.1 million decrease in capital expenditures for purchases of new compression units, related equipment and reconfiguration costs, offset by (2) a $19.8 million decrease in proceeds from disposition of property and equipment and (3) a $2.9 million decrease in insurance proceeds received for compression units previously damaged.
Net cash used in financing activities.  The $31.9 million increase in net cash used in financing activities for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to (1) a $32.1 million decrease in net borrowings and (2) a $10.5 million increase in cash distributions paid on common units primarily due to the conversion of 6,397,965 Class B Units, which did not participate in distributions, to common units on a one-for-one basis on July 30, 2019. These changes were partially offset by a decrease in financing costs of $9.8 million due primarily to the issuance of the Senior Notes 2027 in March 2019.
Revolving Credit Facility
As of December 31, 2020, we were in compliance with all of our covenants under the Credit Agreement. As of December 31, 2020, we had outstanding borrowings under the Credit Agreement of $473.8 million, $1.1 billion of borrowing base availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $284.2 million.
As of February 11, 2021, we had outstanding borrowings under the Credit Agreement of $498.2 million.
On the Amendment Effective Date, we amended the Credit Agreement to, among other things, increase the maximum funded debt to EBITDA ratio to (i) 5.75 to 1.00 for the fiscal quarters ending September 30, 2020 and December 31, 2020, (ii) 5.50 to 1.00 for the fiscal quarters ending March 31, 2021 and June 30, 2021 and (iii) 5.25 to 1.00 for the fiscal quarters ending September 30, 2021 and December 31, 2021 (reverting back to 5.00 to 1.00 after the Covenant Relief Period). In addition, the amendment provides that the 0.50 increase in maximum funded debt to EBITDA ratio applicable to certain future acquisitions (for the six consecutive month period in which any such acquisition occurs) is only available beginning with the fiscal quarter ending September 30, 2021, and in any case shall not increase the maximum funded debt to EBITDA ratio above 5.50 to 1.00.
The amendment also provides that, during the Covenant Relief Period, the availability requirement in order to make restricted payments from capital contributions and from available cash are each increased from $100 million to $250 million and the availability requirement in order to make prepayments of our senior notes, any subordinated indebtedness or any other indebtedness for borrowed money is increased from $100 million to $250 million. In addition, during the Covenant Relief Period, the applicable margin for Eurodollar borrowings is increased from a range of 2.00% – 2.75% to a range of 2.25% – 3.00%. The amendment further provides that the Partnership becomes guarantor of the obligations of all other guarantors under the Credit Agreement.
We expect to remain in compliance with our covenants under the Credit Agreement throughout 2021. If our current cash flow projections prove to be inaccurate, we expect to be able to remain in compliance with such financial covenants by taking one or more of the following actions: issue debt and equity securities in conjunction with the acquisition of another business; issue equity in a public or private offering; request a modification of our covenants from our bank group; reduce distributions from our current distribution rate or obtain an equity infusion pursuant to the terms of the Credit Agreement.
For a more detailed description of the Credit Agreement including the covenants and restrictions contained therein, please refer to Note 10 to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data”.

Senior Notes
As of December 31, 2020, we had $725.0 million and $750.0 million aggregate principal amount outstanding on our Senior Notes 2026 and Senior Notes 2027, respectively.
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
For more detailed descriptions of the Senior Notes 2026 and Senior Notes 2027, please refer to Note 10 to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data”.
DRIP
During the years ended December 31, 2020 and 2019, distributions of $1.9 million and $1.0 million, respectively, were reinvested under the DRIP resulting in the issuance of 188,695 and 60,584 common units, respectively.
Such distributions are treated as non-cash transactions in the accompanying Consolidated Statements of Cash Flows included in Part II, Item 8 “Financial Statements and Supplementary Data” of this report.
See Note 12 to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” for more information regarding the DRIP.
Total Contractual Cash Obligations
The following table summarizes our total contractual cash obligations as of December 31, 2020 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt (1)	$1,948,810	$—	$473,810	$—	$1,475,000
Interest on long-term debt obligations (2)	676,030	119,607	225,563	202,813	128,047
Operating and finance lease obligations (3)	31,235	4,808	8,253	6,910	11,264
Total contractual cash obligations	$2,656,075	$124,415	$707,626	$209,723	$1,614,311
________________________
(1)We assumed that the amount outstanding under the Credit Agreement at December 31, 2020 would be repaid in April 2023, the maturity date of the facility. The $725.0 million aggregate principal amount of our Senior Notes 2026 outstanding is due April 1, 2026, and the $750.0 million aggregate principal amount of our Senior Notes 2027 outstanding is due September 1, 2027.
(2)Represents future interest payments under the Credit Agreement based on outstanding borrowings as of December 31, 2020, and the effective interest rate and unused commitment fee as of December 31, 2020 of 2.95% and 0.375%, respectively, and interest payments on our $1.5 billion aggregate principal amount of the Senior Notes.
(3)Represents commitments for future minimum lease payments on noncancelable operating and finance leases.
Effects of Inflation. Our revenues and results of operations have not been materially impacted by inflation and changing prices in the past two fiscal years.
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
Revenue Recognition
We recognize revenue when obligations under the terms of a contract with our customer are satisfied; generally this occurs with the transfer of our services or goods. Revenue is measured as the amount of consideration we expect to receive in exchange for providing services or transferring goods. Sales taxes incurred on behalf of, and passed through to, customers are excluded from revenue. Incidental items, if any, that are immaterial in the context of the contract are recognized as expense.
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
Based on the quantitative goodwill impairment test described above, our carrying amount exceeded fair value and as a result, we recognized a goodwill impairment of $619.4 million for the year ended December 31, 2020.
As of October 1, 2019, we performed a qualitative assessment of relevant events and circumstances potentially indicating the likelihood of goodwill impairment. The qualitative assessment included weighting such factors as (i) macroeconomic conditions, (ii) industry and market considerations, (iii) cost factors, (iv) overall financial performance of the reporting unit, (v) other relevant entity-specific events, and (vi) consideration of whether there was a sustained decrease in the price of our units.  Upon completion of our qualitative assessment, we concluded that it was not more likely than not that the fair value of our single reporting unit was less than its carrying value and that our goodwill was not impaired for the year ended December 31, 2019.
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
For the years ended December 31, 2020 and 2019, we evaluated the future deployment of our idle fleet under current market conditions and determined to retire 37 and 33 compressor units, respectively, for a total of approximately 15,000 and 11,000 horsepower, respectively, that were previously used to provide compression services in our business. As a result, we recorded impairments of compression equipment of $8.1 million and $5.9 million for the years ended December 31, 2020 and 2019, respectively. The primary causes for these impairments were: (i) units were not considered marketable in the foreseeable future, (ii) units were subject to excessive maintenance costs or (iii) units were unlikely to be accepted by customers due to certain performance characteristics of the unit, such as the inability to meet current quoting criteria without excessive retrofitting costs. These compression units were written down to their respective estimated salvage values, if any.
Allowance for Credit Losses
We maintain an allowance for credit losses for our two financial assets, (i) trade accounts receivable and (ii) net investment in lease related to our sales-type lease, based on specific customer collection issues and historical experience.

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
Recent Accounting Pronouncements
Please see Part II, Item 8 “Financial Statements and Supplementary Data”, Note 2 for discussion on the adoption of Accounting Standards Update 2016-13 Financial Instruments – Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments and Note 18 for other specific recent accounting pronouncements affecting us.
ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to any natural gas or crude oil in connection with our services and, accordingly, have no direct exposure to fluctuating commodity prices. However, the demand for our compression services depends upon the continued demand for, and production of, natural gas and crude oil. Sustained low natural gas or crude oil prices over the long term could result in a decline in the production of natural gas or crude oil, which could result in reduced demand for our compression services. We do not intend to hedge our indirect exposure to fluctuating commodity prices. A one percent decrease in average revenue generating horsepower during the year ended December 31, 2020 would have resulted in a decrease of approximately $6.3 million and $4.4 million in our revenue and Adjusted gross margin, respectively. Adjusted gross margin is a non-GAAP financial measure. For a reconciliation of Adjusted gross margin to gross margin, its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read Part II, Item 6 “Selected Financial Data – Non-GAAP Financial Measures”. Please also read Part I, Item 1A “Risk Factors – Risks Related to Our Business – A long-term reduction in the demand for, or production of, natural gas or crude oil could adversely affect the demand for our services or the prices we charge for our services, which could result in a decrease in our revenues and cash available for distribution to unitholders.”
Interest Rate Risk
We are exposed to market risk due to variable interest rates under our Credit Agreement.
As of December 31, 2020, we had $473.8 million of variable-rate outstanding indebtedness at a weighted-average interest rate of 2.95%. A one percent increase or decrease in the effective interest rate on our variable-rate outstanding debt as of December 31, 2020 would result in an annual increase or decrease in our interest expense of approximately $4.7 million.
For further information regarding our exposure to interest rate fluctuations on our debt obligations, see Note 10 to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data”. Although we do not currently hedge our variable rate debt, we may, in the future, hedge all or a portion of such debt.
Credit Risk
Our credit exposure generally relates to receivables for services provided. We cannot currently predict the duration or magnitude of the effects of the COVID-19 pandemic and crude oil market volatility on our customers and their ability to pay amounts due. If any significant customer of ours should have credit or financial problems resulting in a delay or failure to pay the amount it owes us, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. Please see Part II, Item 1A. “Risk Factors – Risk Related to Our Business – We are exposed to counterparty credit risk. Nonpayment and nonperformance by our customers, suppliers or vendors could reduce our revenues, increase our expenses and otherwise have a negative impact on our ability to conduct our business, operating results, cash flows and ability to make distributions to our unitholders.”
ITEM 8.    Financial Statements and Supplementary Data
The financial statements and supplementary information specified by this Item are presented in Part IV, Item 15 “Exhibits and Financial Statement Schedules”.

ITEM 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.    Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020 at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, our management believes that, as of December 31, 2020, our internal control over financial reporting was effective. Grant Thornton LLP, an independent registered public accounting firm that audited our consolidated financial statements included herein, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2020, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors of USA Compression GP, LLC and
Unitholders of USA Compression Partners, LP
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of USA Compression Partners, LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2020, and our report dated February 16, 2021 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 16, 2021

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
ITEM 9B.    Other Information
None.

PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
Board of Directors
Our general partner, USA Compression GP, LLC (the “General Partner”), manages our operations and activities. As a result of several transactions (the “Transactions”) that closed on April 2, 2018 (the “Transactions Date”), the General Partner is solely owned by Energy Transfer Operating, L.P. (“ETO”), a wholly owned subsidiary of Energy Transfer LP (“ET” and, collectively with ETO and their affiliates, “Energy Transfer”). The General Partner has a board of directors (the “Board”) that manages our business. The Board is not elected by our unitholders and is not subject to re-election on a regular basis in the future. As the sole member of the General Partner, ETO is entitled under the limited liability company agreement of the General Partner (the “GP LLC Agreement”) to appoint all directors of the General Partner, subject to rights and restrictions contained in other agreements. The GP LLC Agreement provides that the Board shall consist of between two and nine persons, at least two of whom are required to meet the independence standards required of directors who serve on an audit committee of a board of directors established by the Exchange Act, and the rules and regulations of the SEC thereunder, and by the NYSE pertaining to qualification for service on an audit committee.
The Board is comprised of nine members, eight of whom were designated by ETO and one of whom was designated by EIG Management Company, LLC (“EIG Management”) pursuant to that certain Board Representation Agreement among us, the General Partner, Energy Transfer Equity, L.P. (whose wholly owned subsidiary, Energy Transfer Partners, L.L.C. acquired the General Partner in the Transactions and subsequently contributed it to ETO in connection with a merger among several Energy Transfer entities that closed in October 2018) and EIG Veteran Equity Aggregator, L.P. (along with its affiliated funds, “EIG”) on the Transactions Date in connection with our private placement to EIG and FS Energy and Power Fund (“FS Energy”) of Preferred Units and warrants to purchase common units of the Partnership (the “Warrants”). Under the Board Representation Agreement, EIG Management has the right to designate one member of the Board for so long as EIG and FS Energy own, in the aggregate, more than 5% of the Partnership’s outstanding common units (taking into account the common units issuable upon conversion of the Preferred Units and exercise of the Warrants). EIG Management has designated Matthew S. Hartman to serve on the Board. Three members of the Board are independent as defined under the independence standards established by the NYSE and the SEC. Although the NYSE does not require a publicly traded limited partnership like us to have a majority of independent directors on the Board or to establish a compensation committee or a nominating committee, the Board has elected to have a standing compensation committee (the “Compensation Committee”). We do not have a nominating committee in light of the fact that ETO and EIG currently collectively appoint all of the members of the Board.
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
Under the charter of the Compensation Committee (the “Compensation Committee Charter”), a director serving as a member of the Compensation Committee may not be an officer of or employed by the General Partner, us or our subsidiaries. During 2020, neither Mr. Joyce nor Mr. Waldheim was an officer or employee of Energy Transfer or any of its affiliates, or served as an officer of any company with respect to which any of our executive officers served on such company’s board of directors. In addition, neither Mr. Joyce nor Mr. Waldheim is a former employee of Energy Transfer or any of its affiliates.
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
Directors and Executive Officers
The following table shows information as of February 11, 2021 regarding the current directors and executive officers of USA Compression GP, LLC.

Name	Age	Position with USA Compression GP, LLC
Eric D. Long	62	President and Chief Executive Officer and Director
Matthew C. Liuzzi	46	Vice President, Chief Financial Officer and Treasurer
Eric Scheller	57	Vice President and Chief Operating Officer
Christopher W. Porter	37	Vice President, General Counsel and Secretary
Sean T. Kimble	56	Vice President, Human Resources
Christopher R. Curia	65	Director
Matthew S. Hartman	40	Director
Glenn E. Joyce	63	Director
Thomas E. Long	64	Director
Thomas P. Mason	64	Director
Matthew S. Ramsey	65	Director
William S. Waldheim	64	Director
Bradford D. Whitehurst	46	Director
The directors of the General Partner hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been elected and qualified. Officers serve at the discretion of the Board. There are no family relationships among any of the directors or executive officers of the General Partner.
Eric D. Long has served as our President and CEO since September 2002 and has served as a director of the General Partner since June 2011. Mr. Long co-founded USA Compression in 1998 and has over 40 years of experience in the oil and gas industry. From 1980 to 1987, Mr. Long served in a variety of technical and managerial roles for several major pipeline and oil and natural gas producing companies, including Bass Enterprises Production Co. and Texas Oil & Gas. Mr. Long then served in a variety of senior officer level operating positions with affiliates of Hanover Energy, Inc., a company primarily engaged in the business of gathering, compressing and transporting natural gas. In 1993, Mr. Long co-founded Global Compression Services, Inc., a compression services company. Mr. Long was formerly on the board of directors of the Wiser Oil Company, an NYSE listed company from May 2001 until it was sold to Forest Oil Corporation in May 2004. Mr. Long received his bachelor’s degree, with honors, in Petroleum Engineering from Texas A&M University. He is a registered Professional Engineer in the state of Texas.
As a result of his professional background, Mr. Long brings to us executive level strategic, operational and financial skills. These skills, combined with his over 40 years of experience in the oil and natural gas industry, including in particular his experience in the compression services sector, make Mr. Long a valuable member of the Board.
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
Eric A. Scheller has served as our Vice President, Chief Operating Officer since June 2020. Prior to that, Mr. Scheller served as our Vice President—Fleet Operations since April 2018, and prior to that was our Vice President, Operations & Performance Management beginning in August 2015. Prior to joining us, Mr. Scheller was a Director at Sapient Global Markets since August 2013. Before Sapient, Mr. Scheller was a consultant in private practice advising midstream and chemicals firms from January 2012 to July 2013. Prior to that, he held several positions with Enterprise Products Partners LP from November 2004 to December 2011, most recently as Regional Director, Pipeline & Storage Services. Mr. Scheller holds a B.S. in Chemical Engineering (Math minor), a Masters of Chemical Engineering and an M.B.A., all from the University of Houston. Mr. Scheller is also a CFA ® charterholder.
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
Christopher R. Curia has served on the Board since April 2018. Mr. Curia has also served as a director on the board of directors of the general partner of Sunoco LP (NYSE: SUN) since August 2014 and as its Executive Vice President-Human Resources since April 2015. Mr. Curia joined ETO in July 2008 and was appointed the Executive Vice President and Chief Human Resources Officer of the general partner of ET LP in January 2015. Prior to joining Energy Transfer, Mr. Curia held HR leadership positions at both Valero Energy Corporation and Pennzoil and has more than three decades of Human Resources experience in the oil and gas field. Mr. Curia holds a master’s degree in Industrial Relations from the University of West Virginia.
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

Thomas E. Long has served on the Board since April 2018. He has also served on the board of directors of the general partner of Sunoco LP since May 2016. Mr. Long was appointed as Co-Chief Executive Officer of the general partner of ET LP effective January 2021. Mr. Long previously served as the Chief Financial Officer of the general partner of ET LP from February 2016 until January 2021. Mr. Long has also served as a director of the general partner of ET LP since April 2019. Mr. Long also serves as Co-Chief Executive Officer of ETO’s general partner and was previously Chief Financial Officer of ETO’s general partner. Mr. Long also served as the Chief Financial Officer and as a director of PennTex Midstream Partners, LP’s general partner from November 2016 to July 2017. Mr. Long also served as Executive Vice President and Chief Financial Officer of Regency GP LLC from November 2010 to April 2015. From May 2008 to November 2010, Mr. Long served as Vice President and Chief Financial Officer of Matrix Service Company. Prior to joining Matrix, he served as Vice President and Chief Financial Officer of DCP Midstream Partners LP, a publicly traded natural gas and natural gas liquids midstream business company located in Denver, Colorado. In that position, he was responsible for all financial aspects of the company since its formation in December 2005. From 1998 to 2005, Mr. Long served in several executive positions with subsidiaries of Duke Energy Corp., one of the nation’s largest electric power companies.
Mr. Long was selected to serve on the Board because of his understanding of energy-related corporate finance gained through his extensive experience in the energy industry.
Thomas P. Mason has served on the Board since April 2018. Mr. Mason became Executive Vice President and General Counsel of the general partner of ET LP in December 2015, and has served as the Executive Vice President, General Counsel and President - LNG of the general partner of ET LP since October 2018 following the merger of ET LP and ETO. Mr. Mason also served as a director of PennTex Midstream Partners, LP’s general partner from November 2016 to July 2017. Mr. Mason previously served as Senior Vice President, General Counsel and Secretary of ETO’s general partner from April 2012 to December 2015, as Vice President, General Counsel and Secretary from June 2008 and as General Counsel and Secretary from February 2007. Prior to joining Energy Transfer, he was a partner in the Houston office of Vinson & Elkins L.L.P. Mr. Mason has specialized in securities offerings and mergers and acquisitions for more than 25 years. Mr. Mason also previously served on the Board of Directors of the general partner of Sunoco Logistics Partners L.P.
Mr. Mason was selected to serve on the Board because of his decades of legal experience in securities, mergers and acquisitions and corporate governance in the energy sector.
Matthew S. Ramsey has served on the Board since April 2018. Mr. Ramsey was appointed as a director of the general partner of ET LP in July 2012 and as a director of ETO’s general partner in November 2015. Mr. Ramsey has been the Chief Operating Officer of the general partner of ET LP since October 2018 following the merger of ET LP and ETO, and currently serves as President and Chief Operating Officer of ETO’s general partner since November 2015. Mr. Ramsey also served as President and Chief Operating Officer and Chairman of the board of directors of PennTex Midstream Partners, LP’s general partner from November 2016 to July 2017. Since August 2014, Mr. Ramsey has served on the board of directors of the general partner of Sunoco LP, having served as the chairman of the board of directors of the general partner of Sunoco LP since April 2015. Mr. Ramsey previously served as President of RPM Exploration, Ltd., a private oil and gas exploration partnership, and previously served as a director of RSP Permian, Inc. where he served on the audit and compensation committees. Mr. Ramsey formerly served as President of DDD Energy, Inc. until its sale in 2002. From 1996 to 2000, Mr. Ramsey served as President and Chief Executive Officer of OEC Compression Corporation, Inc., a publicly traded oil field service company, providing gas compression services to a variety of energy clients. Previously, Mr. Ramsey served as Vice President of Nuevo Energy Company, an independent energy company. Additionally, he was employed by Torch Energy Advisors, Inc., a company providing management and operations services to energy companies including Nuevo Energy, last serving as Executive Vice President. Mr. Ramsey joined Torch Energy as Vice President of Land and was named Senior Vice President of Land in 1992. Mr. Ramsey holds a B.B.A. in Marketing from the University of Texas at Austin and a J.D. from South Texas College of Law. Mr. Ramsey is a graduate of Harvard Business School Advanced Management Program. Mr. Ramsey is licensed to practice law in the State of Texas. He is qualified to practice in the Western District of Texas and the U.S. Court of Appeals for the Fifth Circuit. Mr. Ramsey formerly served as a director of Southern Union Company.
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
Bradford D. Whitehurst has served on the Board since April 2019. Mr. Whitehurst currently serves as the Chief Financial Officer of the general partner of ET LP, a position he has held since January 2021. Prior to that, Mr. Whitehurst served as the Executive Vice President and Head of Tax of LE GP since August 2014. Prior to joining Energy Transfer, Mr. Whitehurst was a partner in the Washington, DC office of Bingham McCutchen LLP and an attorney in the Washington, DC offices of both McKee Nelson LLP and Hogan & Hartson. Mr. Whitehurst has specialized in partnership taxation and has advised Energy Transfer in his role as outside counsel since 2006.
Mr. Whitehurst was selected to serve on the Board because of his strong background in the energy sector and specialized knowledge of the taxation structure and issues unique to partnerships.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires that the members of the Board, our executive officers and persons who own more than 10 percent of a registered class of our equity securities file initial reports of ownership and reports of changes in ownership of our common units and other equity securities with the SEC and any exchange or other system on which such securities are traded or quoted. To our knowledge and based solely on a review of Section 16(a) forms filed electronically with the SEC, we believe that all reporting obligations of the members of the Board, our executive officers and greater than 10 percent unitholders under Section 16(a) were satisfied during the year ended December 31, 2020, with the exception of one late Form 4 filing on behalf of Mr. G. Tracy Owens reporting a vesting of phantom units.
Common Unit Ownership by Directors and Executive Officers
We encourage our directors and executive officers to invest in and retain ownership of our common units, but we do not require such individuals to establish and maintain a particular level of ownership.
Reimbursement of Expenses of the General Partner
The General Partner does not receive any management fee or other compensation for its management of us, but we reimburse the General Partner and its affiliates for all expenses incurred on our behalf, including the compensation of employees of the General Partner or its affiliates that perform services on our behalf. These expenses include all expenditures necessary or appropriate to the conduct of our business and that are allocable to us. The Partnership Agreement provides that the General Partner will determine in good faith the expenses that are allocable to us. There is no cap on the amount that may be paid or reimbursed to the General Partner or its affiliates for compensation or expenses incurred on our behalf.
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
Compensation Discussion & Analysis
Named Executive Officers
The following disclosure describes the executive compensation program for the named executive officers identified below (the “NEOs”). For the year ended December 31, 2020, the NEOs were:
•Eric D. Long, President and CEO;
•Matthew C. Liuzzi, Vice President, Chief Financial Officer and Treasurer;
•Eric A. Scheller, Vice President and Chief Operating Officer;
•Christopher W. Porter, Vice President, General Counsel and Secretary;
•Sean T. Kimble, Vice President, Human Resources; and

•William G. Manias, Former Vice President and Chief Operating Officer.
Mr. Manias left the Partnership effective June 1, 2020. Eric A. Scheller was appointed as our new Vice President and Chief Operating Officer effective June 2, 2020.
Compensation Philosophy and Objectives
Since our initial public offering in 2013, we have consistently based our compensation philosophy and objectives on the premise that a significant portion of each NEO’s total compensation should be incentive-based or “at-risk” compensation. We share Energy Transfer’s philosophy that the NEOs’ total compensation levels should be competitive in the marketplace for executive talent and abilities. The Compensation Committee generally targets a competitive range at or near the 50th percentile of the market for aggregate compensation consisting of the three main components of our compensation program: base salary, annual discretionary cash bonus and long-term equity incentive awards. The Compensation Committee believes that a desirable balance of incentive-based compensation is achieved by: (i) the payment of annual discretionary cash bonuses that consider (a) the achievement of the financial and operational performance objectives for a fiscal year set at the beginning of such fiscal year and (b) the individual contributions of each NEO to our level of success in achieving the annual financial and operational performance objectives, and (ii) the annual grant of time-based restricted phantom unit awards under the LTIP, which awards are intended to incentivize and retain our key employees for the long-term and motivate them to focus their efforts on increasing the market price of our common units and the level of cash distributions we pay to our common unitholders.
The following charts illustrate the level of at-risk incentive compensation we awarded in 2020 to our CEO and, on an averaged basis, the other NEOs. “Variable/at-risk” compensation is comprised of long-term equity incentive awards and annual discretionary cash bonuses, and “fixed” compensation is comprised of base salary.
Our compensation program is structured to achieve the following:
•compensate executive officers with an industry-competitive total compensation package of competitive base salaries and significant incentive opportunities yielding a total compensation package in a competitive range at or near the 50th percentile of the market;
•attract, retain and reward talented executive officers and key members of management by providing a total compensation package competitive with those of their counterparts at similarly situated companies;
•motivate executive officers and key employees to achieve strong financial and operational performance;
•ensure that a significant portion of each executive officer’s compensation is performance-based or “at risk” compensation; and
•reward individual performance.
Methodology to Setting Compensation Packages
Our executive compensation program is administered by the Compensation Committee. The Compensation Committee considers market trends in compensation, including the practices of identified competitors, and the alignment of the compensation program with the Partnership’s compensation philosophy described above. Specifically, for the NEOs, the Compensation Committee:
•establishes and approves target compensation levels for each NEO;
•approves Partnership performance measures and goals;
•determines the mix between cash and equity compensation, short-term and long-term incentives and benefits;
•verifies the achievement of previously established performance goals; and
•approves the resulting cash or equity awards to the NEOs.
The Compensation Committee also considers other factors such as the role, contribution, skills, experience and performance of an individual relative to his or her peers at the Partnership. The Compensation Committee does not assign a specific weight to these factors, but rather makes a subjective judgment taking all of these factors into account.
The Compensation Committee reviews and approves all compensation for the NEOs. In determining the compensation for the NEOs, the Compensation Committee takes into account input from the CEO, for the compensation of the other NEOs. The CEO considers comparative compensation data and evaluates the individual performance of each NEO and their respective contributions to the Partnership. The recommendations are then reviewed by the Compensation Committee, which may accept the recommendations or make adjustments to the recommended compensation based on the Compensation Committee’s assessment of the individual’s performance and contributions to the Partnership. The CEO’s compensation is reviewed and approved by the Compensation Committee based on comparative compensation data and the Compensation Committee’s independent evaluation of the CEO’s contributions to the Partnership’s performance.
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
Periodically, we engage a third-party consultant to provide the Compensation Committee with market information about compensation levels at peer companies to assist in evaluating compensation levels for our executives, including the NEOs. In the latter part of 2019, the Compensation Committee engaged Longnecker & Associates (“Longnecker”), who is also the independent compensation advisor to Energy Transfer, to provide an updated targeted market review and benchmarking for certain members of our senior leadership team (the “2019 Longnecker Report”). The Compensation Committee relied on the results of the 2019 Longnecker Report for information on base salary, bonus and general compensation items for 2020 for the NEOs. The long-term equity incentive awards granted to our NEOs in December 2020 were based on the then-determined 2021 base salaries of the NEOs.
In 2020, the Compensation Committee determined that the 2019 Longnecker Report was completed recently enough to be utilized as a data source in reviewing and setting 2021 NEO compensation levels.
In connection with its engagement of Longnecker in 2019, based on the information presented to it, the Compensation Committee assessed the independence of Longnecker under applicable SEC and NYSE rules and concluded that Longnecker’s work for the Compensation Committee did not raise any conflicts of interest.

Our peer group, as selected by the Compensation Committee in consultation with Longnecker, included the following companies for purposes of the 2019 Longnecker Report:

Company	Ticker
1. Antero Midstream Corporation	AM
2. Archrock, Inc.	AROC
3. Crestwood Equity Partners LP	CEQP
4. Genesis Energy, L.P.	GEL
5. Holly Energy Partners, L.P.	HEP
6. Martin Midstream Partners L.P.	MMLP
7. NuStar Energy, L.P.	NS
8. SemGroup Corporation	SEMG
9. Summit Midstream Partners, LP	SMLP
10. Tallgrass Energy, LP	TGE
Elements of the Compensation Program
Compensation for the NEOs consists primarily of the following elements and corresponding objectives:

Compensation Element	Primary Objective
Base salary	To recognize performance of job responsibilities and to attract and retain individuals with superior talent.

Annual incentive compensation	To promote near-term performance objectives and reward individual contributions to the achievement of those objectives.

Long-term equity incentive awards	To emphasize long-term performance objectives, encourage the maximization of unitholder value and retain key executives by providing an opportunity to participate in the ownership of the Partnership.

Retirement savings (401(k)) plan	To provide an opportunity for tax-efficient savings.

Other elements of compensation and perquisites	To attract and retain talented executives in a cost-efficient manner by providing benefits comparable to those offered by similarly situated companies.
Base Salary for 2020
Base salaries for the NEOs have generally been set at a level deemed necessary to attract and retain individuals with superior talent. Base salary increases are determined based upon the job responsibilities, demonstrated proficiency and performance of the NEO and market conditions. In connection with determining base salaries for each of the NEOs for 2020, other than Mr. Scheller, the Compensation Committee and CEO utilized the 2019 Longnecker Report to determine comparable salaries for such executive roles within our peer group, and determined that the NEOs’ base salaries were generally in line with the market, and provided a merit increase for each NEO for the 2020 year. Mr. Scheller’s base salary was determined in June 2020 in connection with his promotion to Vice President and Chief Operating Officer, based on available market data, including the 2019 Longnecker Report, and the role, contribution, skills, experience and performance of Mr. Scheller relative to his peers at the Partnership.

The 2020 base salaries (and 2019 base salaries, where applicable, for comparison purposes) for the NEOs, including our CEO, are set forth in the following table:

Name and Principal Position	2020 Base Salary ($)		2019 Base Salary ($)
Eric D. Long, President and Chief Executive Officer	664,050		644,709
Matthew C. Liuzzi, Vice President, Chief Financial Officer and Treasurer	412,000		400,000
Eric A. Scheller, Vice President and Chief Operating Officer	331,500	(1)	(3)
Christopher W. Porter, Vice President, General Counsel and Secretary	315,000		(3)
Sean T. Kimble, Vice President, Human Resources	316,900		307,670
William G. Manias, Former Vice President and Chief Operating Officer	450,205	(2)	437,091
________________________
(1)The amount above reflects the base salary effective upon Mr. Scheller’s appointment as Vice President and Chief Operating Officer on June 2, 2020. Mr. Scheller’s base salary for 2020 in his prior position was $265,225. See “– Summary Compensation Table” below for the salary received by Mr. Scheller in 2020.
(2)Mr. Manias left the Partnership effective June 1, 2020. The amount above reflects his annualized base salary for 2020. See “– Summary Compensation Table” below for the salary received by Mr. Manias in 2020.
(3)Mr. Scheller and Mr. Porter were not NEOs in 2019; therefore, only their 2020 Base Salary is reported.
Annual Cash Incentive Compensation for 2020
In February 2019, the Compensation Committee made several modifications to the Partnership’s previous annual cash incentive program and approved the USA Compression Partners, LP Amended and Restated Annual Cash Incentive Plan (the “Bonus Plan”), which replaced the previous annual cash bonus plan and was effective for fiscal year 2019. Each of the NEOs is entitled to participate in the Bonus Plan and their potential bonus is governed by the Bonus Plan and, for Messrs. Porter and Kimble, also governed by their respective employment agreements. The Compensation Committee acts as the administrator of the Bonus Plan under the supervision of the full Board, and has the discretion to amend, modify or terminate the Bonus Plan at any time.
In February 2021, the Compensation Committee made the determination to pay annual cash bonus awards to executives, including the NEOs, under the Bonus Plan attributable to the year ended December 31, 2020. Although the Bonus Plan is generally based upon our satisfaction of certain performance measures that were previously established for the 2020 year, the Compensation Committee retains the authority to use its business judgement to make decisions or adjustments to the Bonus Plan’s funding pool or the individual bonus awards resulting from the guidelines set forth below. The Bonus Plan contains four payout factors and corresponding percentages that comprise the total annual target bonus for all eligible employees, including the NEOs (the “Annual Target Bonus Pool”), as shown in the following chart.

Bonus Plan Payout Factors
Payout Factor	% of Total Annual Target Bonus
Adjusted EBITDA Budget Target Factor	30%
Distributable Cash Flow Budget Target Payout Factor	30%
Leverage Ratio Budget Target Factor	30%
Safety Budget Target Payout Factor	10%
Each of the Adjusted EBITDA Budget Target Factor (the “Adjusted EBITDA Factor”) and the Distributable Cash Flow Budget Target Payout Factor (the “DCF Factor”) assign payout factors from 0% to 120% based on the percentage of the Partnership’s budgeted Adjusted EBITDA and DCF, respectively, achieved for the year, as shown in the following chart.

Adjusted EBITDA and DCF Factors
% of Budget Target	Bonus Pool Payout Factor
Greater than or equal to 110%	1.20x
109.9%-105.0%	1.10x
104.9%-95.0%	1.00x
94.9%-90.0%	0.90x
89.9%-80.0%	0.75x
Less than 80.0%	0.00x
For the 2020 year, the Compensation Committee set the Adjusted EBITDA Budget Target at $426.4 million and the DCF Budget Target at $221.4 million.
The Leverage Ratio Budget Target Factor (the “Leverage Ratio Factor”) assigns payout factors based on the Partnership’s achievement of its budgeted Leverage Ratio (as defined in the Partnership’s Credit Agreement, provided that, for purposes of calculating the Leverage Ratio for the Bonus Plan, EBITDA attributable to the full plan year is used in lieu of any other time period) for the year, as shown in the following chart.

Leverage Ratio Factor
Range within Budget Target	Bonus Pool Payout Factor
More than 0.250 below budget target	1.20x
0.250-0.125 below	1.10x
0.124 below-0.125 above	1.00x
0.126-0.375 above	0.70x
0.376-0.500 above	0.50x
Greater than 0.500 above	0.00x
For the 2020 year, the Compensation Committee set the Leverage Ratio Budget Target at 4.65x.
The Safety Budget Target Payout Factor (the “Safety Factor”) assigns payout factors based on the Partnership’s Total Recordable Incident Rate, or TRIR (as calculated by the U.S. Occupational Safety and Health Administration) against the Partnership’s TRIR target, as shown in the following chart.

Safety Factor
% of Target	Bonus Pool Payout Factor
Less than 100%	1.00x
100%-105%	0.90x
105.1%-110%	0.80x
110.1%-115%	0.70x
115.1%-125%	0.60x
Greater than 125%	0.00x
For the 2020 year, the Compensation Committee set the Safety Target at 0.90.
The establishment and amount of the bonus pool is 100% discretionary and subject to approval and/or adjustment by the Compensation Committee. In determining bonuses for the NEOs, the Compensation Committee takes into account whether the Partnership achieved or exceeded its targeted performance objectives. In the case of the NEOs, their bonus pool targets for the 2020 year range from 80% to 125% of their respective annual base earnings (which amount reflects the actual base salary earned during the calendar year to reflect periods before and after any base salary adjustment).
For the 2020 year, the Compensation Committee set a target bonus amount (the “Target Bonus”) for each NEO prior to the first quarter of the 2020 year, which was set as a percentage of the NEO’s base salary. Mr. Scheller’s Target Bonus was determined in June 2020 in connection with his appointment as Vice President and Chief Operating Officer. For the bonus applicable to the 2020 year, the Target Bonus, as a percentage of base salary and as a dollar amount, is reflected in the table below.

Name	Percentage of Base Salary	Amount ($)
Eric D. Long, President and Chief Executive Officer	125%	830,063
Matthew C. Liuzzi, Vice President, Chief Financial Officer and Treasurer	105%	432,600
Eric A. Scheller, Vice President and Chief Operating Officer (1)	85%	281,775
Christopher W. Porter, Vice President, General Counsel and Secretary	80%	252,000
Sean T. Kimble, Vice President, Human Resources	80%	253,520
William G. Manias, Former Vice President and Chief Operating Officer	100%	450,205
________________________
(1)In connection with his appointment as Vice President and Chief Operating Officer on June 2, 2020, the Compensation Committee increased Mr. Scheller’s Target Bonus from 60% of his base salary to 85% of his base salary and increased his base salary. The Percentage of Base Salary column reflects this increased Target Bonus and the value reflected in the Amount column assumes that Mr. Scheller’s increased Target Bonus and base salary were applicable for all of 2020. Mr. Scheller’s actual Target Bonus for 2020 approved by the Compensation Committee was determined on a pro-rated basis, based on the amount of time he spent in his role as Vice President and Chief Operating Officer during 2020. Mr. Scheller’s Target Bonus based on the prorated formula is $230,675.
The annual cash bonus pool targets for 2020 were based on the determination of the Compensation Committee in consultation with Longnecker, and in consideration of the available compensation data and the role, contribution, skills, experience and performance of an individual relative to his or her peers at the Partnership.
Target Bonuses, if any, are paid within one week following delivery by our independent auditor of the audit of our financial statements for the year to which the Target Bonus relates, but in any case no later than March 15 of the year following the year to which the Target Bonus relates. For the year ended December 31, 2020, we achieved (i) Adjusted EBITDA of $413,898,283, resulting in an Adjusted EBITDA Bonus Pool Payout Factor of 1.00; (ii) DCF of $220,766,323, resulting in a DCF Bonus Pool Payout Factor of 1.00; (iii) Leverage Ratio, as calculated for the purposes of the Bonus Plan, of 4.78, resulting in a Leverage Ratio Bonus Pool Payout Factor of 0.70; and (iv) a TRIR of 0.32 resulting in a Safety Bonus Pool Payout Factor of 1.0. Based on these payout factors, the awards made pursuant to the Bonus Plan with respect to the year ended December 31, 2020 equal 91% of each NEOs Target Bonus and were as follows:

Name	Bonus ($)
Eric D. Long, President and Chief Executive Officer	755,357
Matthew C. Liuzzi, Vice President, Chief Financial Officer and Treasurer	393,666
Eric A. Scheller, Vice President and Chief Operating Officer (1)	209,914
Christopher W. Porter, Vice President, General Counsel and Secretary	229,320
Sean T. Kimble, Vice President, Human Resources	230,703
William G. Manias, Former Vice President and Chief Operating Officer (1)	—
________________________
(1)Mr. Manias left the Partnership effective June 1, 2020. Mr. Scheller was appointed as our new Vice President and Chief Operating Officer effective June 2, 2020.
Long-Term Equity Incentive Awards
The Board adopted the LTIP, which is designed to promote our interests, as well as the interests of our unitholders, by rewarding our officers, directors and certain of our employees for delivering desired performance results, as well as by strengthening our ability to attract, retain and motivate qualified individuals to serve as officers, directors and employees. The LTIP provides for the grant, from time to time at the discretion of the Compensation Committee, of unit awards, restricted units, phantom units, unit options, unit appreciation rights, DERs and other common unit-based awards, although since our initial public offering in 2013 the Board has only granted awards of phantom units with DERs under the LTIP. The Compensation Committee acts as the administrator of the LTIP. Each phantom unit (“Phantom Unit”) relates to one of our common units, and represents the right to receive (as applicable) a common unit or an amount of cash equal to the fair market value of a common unit (or a combination thereof) upon the vesting of such Phantom Unit pursuant to the LTIP, the applicable award agreement thereunder (“Phantom Unit Agreement”) and as determined by the Compensation Committee in its discretion. The outstanding, unvested Phantom Units granted under the LTIP and held by the NEOs are reflected below in “– Outstanding Equity Awards as of December 31, 2020.”

Our current Phantom Unit Agreement (i) provides for incremental vesting over five years in two tranches ((a) 60% on the third December 5 following the grant and (b) 40% on the fifth December 5 following the grant), (ii) provides for vesting of 100% of the outstanding, unvested Phantom Units in the event of (a) a Change in Control (as defined under the LTIP and set forth below under “Potential Payments upon Termination or Change in Control”) or (b) the death or Disability (as defined under the LTIP and set forth below under “Potential Payments upon Termination or Change in Control”) of the NEO, (iii) provides for vesting of 40% of the outstanding, unvested Phantom Units if the NEO voluntarily retires between the ages of 65-68 and has been employed by us, our General Partner, or our or its affiliates for at least 10 years (with the remaining 60% being forfeited), and (iv) provides for vesting of 50% of the outstanding, unvested Phantom Units if the NEO voluntarily retires over the age 68 and has been employed by us, our General Partner, or our or its affiliates for at least 10 years (with the remaining 50% being forfeited). The vesting of the Phantom Units are subject, in each case, to the NEO’s continued employment with us until the relevant vesting date.
The target level of annual long-term incentive awards for each of the NEOs is expressed as a percentage of the NEO’s base salary. In determining the level of the December 2020 grants of Phantom Units to the NEOs, the Compensation Committee, taking into account market data and the role, contribution, skills, experience and performance of an NEO relative to his or her peers at the Partnership, determined each of the NEOs’ long-term incentive targets. Due to the fact that determinations were made in late 2020, the base salaries used for these calculations were the then-determined base salaries set for the 2021 calendar year. Each NEO’s grant value is shown in the following table:

Long-Term Incentive Target Amounts for the Year Ended December 31, 2020
Name (1)	Percentage of Base Salary	Grant Date Amount ($)
Eric D. Long, President and Chief Executive Officer	400%	2,656,200
Matthew C. Liuzzi, Vice President, Chief Financial Officer and Treasurer	250%	1,030,000
Eric A. Scheller, Vice President and Chief Operating Officer	175%	612,500
Christopher W. Porter, Vice President, General Counsel and Secretary	175%	577,500
Sean T. Kimble, Vice President, Human Resources	175%	568,750
________________________
(1)Mr. Manias left the Partnership prior to the grant of the long-term incentive awards for 2020.
Under the LTIP, the Compensation Committee has the discretion to determine whether any portion of Phantom Units should be settled in cash upon vesting. On October 29, 2019, the Compensation Committee approved the default settlement method for Phantom Units of 50% in cash (valued based on the closing price on the NYSE of the Partnership’s common units on the date of vesting) and 50% in common units for all vesting of Phantom Units occurring during 2020. However, the Compensation Committee also specified that if an employee affirmatively requests in writing that the percentage of cash settlement be set at a specific amount that is less than 50% (and such employee agrees to pay out of his or her own funds the amount of any required federal withholding to the extent that the cash portion is insufficient for the Partnership to withhold and pay such amounts on the employee’s behalf), the Board approves in advance such lesser cash settlement percentage.
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
Retention Phantom Unit Awards
In 2018 the Compensation Committee approved an additional grant of Phantom Units to each of Messrs. Long, Liuzzi and Manias, and in 2019 approved an additional grant of Phantom Units to each of Messrs. Long and Liuzzi, in each case in recognition of the importance of such NEO to the Partnership’s long term success and to encourage their retention by providing additional time-based compensation. These Phantom Units are referred to as “Retention Units” and were issued pursuant to Retention Phantom Unit Agreements entered into between our General Partner and the applicable NEO on the grant date of the award (the “Retention Agreements”). The Compensation Committee did not award any Retention Units to our NEOs in 2020. The Retention Units will vest incrementally, with 60% of the Retention Units vesting on the third December 5 following the grant and 40% on the fifth December 5 following the grant. The Retention Agreements also provide for the vesting of 100% of the then-unvested Retention Units upon (i) the NEO’s termination of employment without Cause or for Good Reason (each as defined in the Retention Agreement and set forth below under “Potential Payments upon Termination or Change in Control”),

(ii) a Change in Control (as defined under the LTIP and set forth below under “Potential Payments upon Termination or Change in Control”) or (iii) the death or Disability (as defined under the LTIP and set forth below under “Potential Payments upon Termination or Change in Control”) of the NEO. In addition, Mr. Long’s Retention Agreement provides for vesting of 40% of the outstanding, unvested Phantom Units if Mr. Long voluntarily retires at age 65 or older and has been employed by us, our General Partner, or our or its affiliates for at least 10 years (with the remaining 60% being forfeited). The vesting of the Retention Units are subject, in each case, to the NEO’s continued employment with us until the relevant vesting date.
For additional information regarding the Retention Agreements, please see “– Potential Payments upon Termination or Change in Control-Retention Phantom Unit Agreements” below.
Benefit Plans and Perquisites
We provide the NEOs with certain other benefits and perquisites, which we do not consider to be a significant component of our overall executive compensation program, but which we recognize as an important factor in attracting and retaining talented executives. The NEOs are eligible under the same plans as all other employees with respect to our (i) medical, dental, vision, disability and life insurance benefits and (ii) a defined contribution plan that is tax-qualified under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). In addition, we currently provide one or more NEOs with (a) an annual automobile allowance; (b) club memberships; and (c) personal tax support. During 2020, we also provided one or more NEOs with personal administrative support. The Compensation Committee has determined it is appropriate to offer these perquisites in order to provide compensation opportunities competitive with those offered by similarly situated public companies. In determining the compensation payable to the NEOs, the Compensation Committee considers perquisites in the context of the total compensation the NEOs are eligible to receive. However, given the fact that perquisites represent a relatively small portion of the NEOs’ total compensation, the availability of these perquisites does not materially influence the Compensation Committee’s decision making with respect to other elements of the NEOs’ total compensation. The value of personal benefits and perquisites we provided to each of the NEOs in 2020 is set forth below in “– Summary Compensation Table.”
Employment Agreements
Each of Messrs. Porter and Kimble is party to an employment agreement with us (together, the “Employment Agreements”), each of which has been extended on a year-to-year basis and will be automatically extended for successive twelve month periods unless either party delivers written notice to the other at least 90 days prior to the end of the current employment term. Please see the description of the Employment Agreements under “Potential Payments upon Termination or Change in Control” for further details on the terms of the Employment Agreements.
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
Risk Assessment Related to Our Compensation Structure
We believe our compensation program for all of our employees, including the NEOs, is appropriately structured and not reasonably likely to result in material risk to us because it is structured in a manner that does not promote excessive risk-taking that could damage our reputation, negatively impact our financial results or reward poor judgment. We have also allocated our compensation among base salary and short and long-term compensation in such a way as to not encourage excessive risk-taking. Furthermore, all business groups and employees receive the similar compensation components of base pay and short-term incentives. We typically offer long-term equity incentives to employees at the director level or above, and we use Phantom Units rather than unit options for these equity awards because Phantom Units retain value even in a depressed market, so employees are less likely to take unreasonable risks to get or keep options “in-the-money.” Finally, the time-based vesting over three to five years for our currently outstanding long-term incentive awards ensures that our employees’ interests align with those of our unitholders with respect to our long-term performance.
Accounting and Tax Considerations
We account for the equity compensation expense for equity awards granted under our LTIP in accordance with GAAP, which requires us to estimate and record an expense for each equity award over the vesting period of the award. For employees, Phantom Units are accounted for as a liability and are re-measured at fair value at the end of each reporting period using the market price of the Partnership’s common units. Phantom Units granted to independent directors do not have a cash settlement option; therefore we account for these awards as equity. During the requisite service period, compensation cost is recognized using the proportionate amount of the award’s fair value that has been earned through service to date.

Because we are a partnership and the General Partner is a limited liability company, Section 162(m) of the Internal Revenue Code (the “Code”), which generally precludes public corporations from taking a tax deduction for individual compensation to certain of its executive officers in excess of $1 million, does not apply to the compensation paid to the NEOs and, accordingly, the Compensation Committee did not consider its impact in making the compensation recommendations discussed above.
Compensation Committee Interlocks and Insider Participation
We do not have any Compensation Committee interlocks. Messrs. Joyce and Waldheim are the only members of the Compensation Committee, and during 2020 neither Mr. Joyce nor Mr. Waldheim was an officer or employee of Energy Transfer or any of its affiliates, or served as an officer of any company with respect to which any of our executive officers served on such company’s board of directors. In addition, neither Mr. Joyce nor Mr. Waldheim is a former employee of Energy Transfer or any of its affiliates.
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

Summary Compensation Table
The following table provides information concerning compensation of our NEOs for the fiscal years presented below, as applicable.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Unit Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)(5)	Total ($)
Eric D. Long	2020	688,846	—	2,656,189	755,357	1,053,015	5,153,407
President and Chief Executive Officer	2019	644,709	—	3,320,238	878,416	616,583	5,459,946
	2018	644,709	818,597	5,942,922	—	322,176	7,728,404

Matthew C. Liuzzi	2020	427,385	—	1,029,995	393,666	459,159	2,310,205
Vice President, Chief Financial Officer and Treasurer	2019	399,509	—	1,441,971	457,800	330,446	2,629,726
	2018	387,239	368,763	2,331,734	—	261,277	3,349,013

Eric A. Scheller	2020	314,384	—	612,496	209,914	114,911	1,251,705
Vice President and Chief Operating Officer

Christopher W. Porter	2020	326,154	—	577,490	229,320	150,872	1,283,836
Vice President, General Counsel and Secretary

Sean T. Kimble	2020	328,733	—	568,744	230,703	193,124	1,321,304
Vice President, Human Resources	2019	307,670	—	554,560	268,288	163,538	1,294,056
	2018	307,670	273,457	1,105,336	—	176,784	1,863,247

William G. Manias	2020	200,356	—	—	—	2,507,199	2,707,555
Former Vice President and Chief Operating Officer	2019	437,092	—	1,012,957	476,430	375,506	2,301,985
	2018	437,092	443,986	2,682,754	—	323,631	3,887,463
________________________
(1)Represents the awards earned under our previous bonus plan for the year ended December 31, 2018.
(2)The Phantom Unit values reflect the grant date fair value of the awards calculated in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) Topic 718, disregarding the estimated likelihood of forfeitures. For a discussion of the assumptions utilized in determining the fair value of these awards, please see Note 15 in Part II, Item 8 “Financial Statements and Supplementary Data”. The awards reflected in the 2018 year row reflect both Phantom Units and performance-based Phantom Unit awards, which performance-based Phantom Unit awards were all accelerated in connection with the Transactions and are no longer outstanding.
(3)Represents the awards earned under the Bonus Plan for 2020 and 2019 for each of the NEOs. Amounts earned for the 2020 year will be paid after the Partnership’s audited financials are finalized.
(4)See the chart and footnote (5) below for a detailed breakdown of amounts reported in this column for 2020:

Name	DERs	Automobile Allowance	Employer 401(k) Contributions	Club Membership Dues	Administrative Support	Tax Support	Parking
Mr. Long	$998,957	$18,000	$14,250	$11,808	$2,461	$0	$7,540
Mr. Liuzzi	$443,934	—	$14,250	—	—	—	$974
Mr. Scheller	$101,457	—	$12,480	—	—	—	$974
Mr. Porter	$133,532	—	$14,250	—	—	—	$3,090
Mr. Kimble	$175,784	—	$14,250	—	—	—	$3,090
Mr. Manias	$215,265	—	$10,018	—	—	$0	$406
(5)Mr. Manias left the Partnership effective June 1, 2020. In connection with his departure, he received a separation payment of $1,340,997 and, pursuant to his Retention Agreement dated November 1, 2018, a release payment in the amount of $165,375. Additionally, 59,626 unvested Phantom Units granted to Mr. Manias under his Retention Agreement dated November 1, 2018 and his Employee Phantom Unit Agreement dated February 12, 2018 vested in connection with his departure, which units had a value of $775,138 on the date of Mr. Manias’s departure.
Grants of Plan-Based Awards during the Year Ended December 31, 2020
The below reflects awards granted to our NEOs under the LTIP and our Bonus Plan during 2020.

Name	Grant Date	Approval Date of Equity-Based Awards	Estimated Possible Payouts Under Non-equity Incentive Plan Awards (1)		All Other Unit Awards: Number of Units (#) (2) (3)	Grant Date Fair Value of Unit Awards ($) (4)
			Target ($)	Maximum ($)
Eric D. Long	2/13/2020		830,063	979,474
President and Chief Executive Officer	12/5/2020	10/28/2020			213,520	2,656,189
Matthew C. Liuzzi	2/13/2020		432,600	510,468
Vice President, Chief Financial Officer and Treasurer	12/5/2020	10/28/2020			82,797	1,029,995
Eric A. Scheller	5/21/2020		230,675	272,197
Vice President and Chief Operating Officer	12/5/2020	10/28/2020			49,236	612,496
Christopher W. Porter	2/13/2020		252,000	297,360
Vice President, General Counsel and Secretary	12/5/2020	10/28/2020			46,422	577,490
Sean T. Kimble	2/13/2020		253,520	299,154
Vice President, Human Resources	12/5/2020	10/28/2020			45,719	568,744
William G. Manias (5)	2/13/2020		450,205	531,242
Former Vice President and Chief Operating Officer
________________________
(1)These awards were granted in 2020 pursuant to our Bonus Plan. The potential payout pursuant to these awards could be zero, thus we have not reflected a threshold amount in the table above. Actual amounts earned for the 2020 year have been reflected within the Summary Compensation Table above.
(2)The Phantom Units granted on December 5, 2020 to our NEOs were granted pursuant to our LTIP and will vest incrementally, with 60% of the Phantom Units vesting on December 5, 2023 and the remaining 40% of the Phantom Units vesting on December 5, 2025. These Phantom Units will also vest in full upon a Change in Control (as defined in the LTIP) or the death or Disability (as defined in the LTIP) of the NEO. If the NEO retires after attaining the age of 65, 60% of his then-unvested Phantom Units granted on December 5, 2020 will be forfeited, and the remainder will vest, at the time of retirement. If the NEO is over age 68 at the time of retirement, 50% of his then-unvested Phantom Units granted December 5, 2020 will be forfeited, and the remainder will vest, at the time of retirement.
(3)The Phantom Units granted on December 5, 2020 were granted in tandem with a corresponding DER.
(4)The reported grant date fair value of unit awards was calculated by multiplying $12.44, the closing price of the Partnership’s common units on December 4, 2020, the last business day prior to the date of grant (December 5, 2020), due to the grant date falling on a Saturday, by the number of units granted, as required by FASB ASC Topic 718.

(5)Mr. Manias left the Partnership effective June 1, 2020.
Outstanding Equity Awards as of December 31, 2020
The following table provides information regarding Phantom Units granted to the NEOs pursuant to the LTIP in each of the years ended December 31, 2018, 2019 and 2020 that were outstanding as of December 31, 2020, as well as the scheduled vesting schedule for each outstanding award. Potential acceleration events or change in control treatment for the Phantom Units are described below in the section titled “Potential Payments Upon Termination or Change in Control.” None of the NEOs held any outstanding option awards as of December 31, 2020.

Name	Number of Outstanding Phantom Units (#)		Market Value of Outstanding Phantom Units ($) (7)
Eric D. Long, President and Chief Executive Officer
2018 Grants	266,874	(1)(2)	3,629,486
2019 Grants	208,820	(4)(5)	2,839,952
2020 Grant	213,520	(6)	2,903,872
Matthew C. Liuzzi, Vice President, Chief Financial Officer and Treasurer
2018 Grants	115,105	(1)(2)(3)	1,565,428
2019 Grants	90,690	(4)(5)	1,233,384
2020 Grant	82,797	(6)	1,126,039
Eric A. Scheller, Vice President and Chief Operating Officer
2018 Grants	15,947	(2)(3)	216,879
2019 Grant	31,446	(4)	427,666
2020 Grant	49,236	(6)	669,610
Christopher W. Porter, Vice President, General Counsel and Secretary
2018 Grants	30,718	(2)(3)	417,765
2019 Grant	31,698	(4)	431,093
2020 Grant	46,422	(6)	631,339
Sean T. Kimble, Vice President, Human Resources
2018 Grants	44,934	(2)(3)	611,102
2019 Grant	34,878	(4)	474,341
2020 Grant	45,719	(6)	621,778
________________________
(1)On November 1, 2018, Mr. Long and Mr. Liuzzi received a grant of 90,000 Retention Units and 35,000 Retention Units, respectively, pursuant to the LTIP and applicable Retention Agreement. The Retention Units vest incrementally, with 60% of the Retention Units vesting on December 5, 2021 and 40% of the Retention Units vesting on December 5, 2023.
(2)Includes Phantom Units granted pursuant to the LTIP on December 5, 2018 to each of the NEOs: 176,874 to Mr. Long; 68,587 to Mr. Liuzzi; 13,717 to Mr. Scheller; 27,846 to Mr. Porter; and 36,927 to Mr. Kimble. The Phantom Units granted on December 5, 2018 vest incrementally, with 60% of the Phantom Units vesting on December 5, 2021 and the remaining 40% of the Phantom Units vesting on December 5, 2023.
(3)Includes Phantom Units granted pursuant to the LTIP on February 12, 2018 that had not vested as of December 31, 2020. On February 15, 2021, the remaining unvested Phantom Units awarded on February 12, 2018 held by the NEOs vested as follows: 11,518 to Mr. Liuzzi; 2,230 to Mr. Scheller; 2,872 to Mr. Porter; and 8,007 to Mr. Kimble.
(4)Includes Phantom Units granted pursuant to the LTIP on December 5, 2019 to each of the NEOs: 167,056 to Mr. Long; 64,779 to Mr. Liuzzi; 31,446 to Mr. Scheller; 31,698 to Mr. Porter; and 34,878 to Mr. Kimble. The Phantom Units granted on December 5, 2019 vest incrementally, with 60% of the Phantom Units vesting on December 5, 2022 and the remaining 40% of the Phantom Units vesting on December 5, 2024.
(5)On December 5, 2019, Mr. Long and Mr. Liuzzi received a grant of 41,764 and 25,911 Retention Units, respectively, pursuant to the LTIP and applicable Retention Agreement. The Retention Units vest incrementally, with 60% of the Retention Units vesting on December 5, 2022 and 40% of the Retention Units vesting on December 5, 2024.
(6)Includes Phantom Units granted pursuant to the LTIP on December 5, 2020 to each of the NEOs: 213,520 to Mr. Long; 82,797 to Mr. Liuzzi; 49,236 to Mr. Scheller; 46,422 to Mr. Porter; and 45,719 to Mr. Kimble. The Phantom Units granted on December 5, 2020 vest incrementally, with 60% of the Phantom Units vesting on December 5, 2023 and the remaining 40% of the Phantom Units vesting on December 5, 2025.
(7)The market value of Phantom Units is calculated by multiplying $13.60, the closing price of the Partnership’s common units on December 31, 2020, by the number of Phantom Units outstanding.
Units Vested During the Year Ended December 31, 2020
The following table provides information regarding the vesting of Phantom Units held by the NEOs during 2020. There are no options outstanding on the Partnership’s common units. Mr. Long did not have any awards vest during the 2020 year.

Name	Number of Phantom Units Vested (#)		Value Realized on Vesting ($) (6) (7)
Eric D. Long, President and Chief Executive Officer	—		—
Matthew C. Liuzzi, Vice President, Chief Financial Officer and Treasurer	22,409	(1)	338,824
Eric A. Scheller, Vice President and Chief Operating Officer	3,679		55,626
Christopher W. Porter, Vice President, General Counsel and Secretary	4,682	(2)	70,792
Sean T. Kimble, Vice President, Human Resources	15,578	(3)	235,539
William G. Manias, Former Vice President and Chief Operating Officer	88,082	(4)(5)	1,205,393
________________________
(1)Mr. Liuzzi settled approximately 25% of his newly vested Phantom Units in cash in the amount of $84,717 (before taxes), which cash settlement was reported as a disposition of those Phantom Units. The remaining 16,806 Phantom Units vested following such cash settlement.
(2)Mr. Porter settled approximately 50% of his newly vested Phantom Units in cash in the amount of $35,396 (before taxes), which cash settlement was reported as a disposition of those Phantom Units. The remaining 2,341 Phantom Units vested following such cash settlement.
(3)Mr. Kimble settled approximately 50% of his newly vested Phantom Units in cash in the amount of $117,785 (before taxes), which cash settlement was reported as a disposition of those Phantom Units. The remaining 7,788 Phantom Units vested following such cash settlement.
(4)Mr. Manias settled approximately 50% of his newly vested Phantom Units in cash in the amount of $602,696 (before taxes), which cash settlement was reported as a disposition of those Phantom Units. The remaining 44,041 Phantom Units vested following the applicable cash settlement.
(5)Pursuant to the terms of Mr. Manias’s Retention Agreement dated November 1, 2018 and Phantom Unit Agreement dated February 12, 2018, 59,626 unvested Phantom Units granted to Mr. Manias under such agreements vested in connection with his departure on June 1, 2020.
(6)The value realized on vesting of Phantom Units for Messrs. Liuzzi, Scheller, Porter and Kimble was calculated by multiplying $15.12, the closing price of the Partnership’s common units on February 14, 2020, the last business day prior to the date of vesting (February 15, 2020), which vesting date fell on a Saturday, by the number of Phantom Units vesting.
(7)The value realized on vesting of Phantom Units for Mr. Manias was calculated by adding the following amounts: (i) the amount determined by multiplying $15.12, the closing price of the Partnership’s common units on February 14, 2020, the last business day prior to the date of vesting (February 15, 2020), which vesting date fell on a Saturday, by the number of Phantom Units vesting on February 15, 2020, and (ii) the amount determined by multiplying $13.00, the closing price of the Partnership’s common units on June 1, 2020, by the number of Phantom Units vesting on that date.
Potential Payments upon Termination or Change in Control
The NEOs are entitled to severance payments and/or other benefits upon certain terminations of employment and, in certain cases, in connection with a Change in Control (as defined in the LTIP and as described below) of the General Partner. All capitalized terms used in the following description but not defined therein will have the definitions set forth in the referenced document.
Retention Phantom Unit Agreements
On November 1, 2018, each of Messrs. Long, Liuzzi and Manias entered into a Retention Agreement providing for a grant of Retention Units that will vest incrementally, with 60% of the Retention Units vesting on December 5, 2021 and the remaining 40% of the Retention Units vesting on December 5, 2023. Also, on December 5, 2019, each of Messrs. Long and Liuzzi entered into a Retention Agreement providing for a grant of Retention Units that will vest incrementally, with 60% of the

Retention Units vesting on December 5, 2022 and 40% of the Retention Units vesting on December 5, 2024. For the purposes of the following description, the “Company” means USA Compression GP, LLC. The Retention Agreements provide for the vesting of 100% of the then-unvested Retention Units upon (i) the NEO’s termination of employment without Cause or for Good Reason (each as defined in the Retention Agreement and described below), (ii) a Change in Control (as defined under the LTIP and as described below) or (iii) the death or Disability (as defined under the LTIP and as described below) of the NEO. In the event of the NEO’s termination of employment without Cause or for Good Reason, provided that the NEO executes and does not revoke a general release and waiver of claims, the NEO will also be entitled to a severance payment intended to capture the value of future distributions associated with Retention Units forfeited for tax withholding purposes upon vesting. Pursuant to the terms of Mr. Long’s Retention Agreements, upon Mr. Long’s termination of employment due to voluntary retirement, provided that Mr. Long is at least 65 years of age at the time of such retirement and has been employed by the Company, the Partnership or their Affiliates for at least 10 years, 40% of his then-outstanding, unvested Retention Units will receive accelerated vesting and the remaining 60% will automatically be forfeited at the time of his retirement pursuant to the terms of Mr. Long’s Retention Agreement.
As used in the Retention Agreements, “Cause” means (1) the commission by the NEO of a criminal or other act that involves dishonesty, misrepresentation or moral turpitude; (2) engagement by the NEO in any willful or deliberate misconduct which causes or is reasonably likely to cause economic damage to the Company, the Partnership or any of its and their subsidiaries or injury to the business reputation of the Company, the Partnership or its or their subsidiaries; (3) engagement in any dishonest or fraudulent conduct by the NEO in the performance of the NEO’s duties on behalf of the Company, the Partnership or its or their subsidiaries, including, without limitation, the theft or misappropriation of funds or the disclosure of confidential or proprietary information; (4) a knowing breach by the NEO of any fiduciary duty applicable to the NEO in performance of the NEO’s duties as contained in the organizational documents of the Company, the Partnership or any of its or their subsidiaries; (5) the continuing failure or refusal of the NEO to satisfactorily perform the essential duties of the NEO for the Company; (6) improper conduct materially prejudicial to the business of the Company, the Partnership or any of its or their subsidiaries; (7) the material disregard or violation by the NEO of any policy or procedure of the Company; or (8) any other conduct materially detrimental (as determined in the sole reasonable judgment of the Company) to the Company’s, the Partnership’s or its or their subsidiaries’ business. With respect to a termination for Cause pursuant to clauses (5), (6), (7) and (8) above, such termination will not be considered for Cause unless the NEO has been given written notice specifying in detail the conduct that allegedly constitutes grounds to terminate for Cause and an opportunity for 30 days after receipt of such notice to cure such grounds, if curable. Termination for Cause under clauses (1), (2), (3) or (4) above cannot be cured by the individual and no such notice to cure will be delivered.
“Good Reason” is defined under the Retention Agreements as the occurrence, during the Restricted Period (as defined in the Retention Agreement) and without the NEO’s prior written consent, of any one or more of the following: (1) a material reduction in the NEO’s current title; (2) a more than 10% reduction by the Company in the NEO’s rate of annual base salary, annual bonus target or annual long-term incentive target, each determined as of the grant date; (3) a material diminution in the NEO’s authority, duties, reporting relationship or responsibilities that is inconsistent in a material and adverse respect with the NEO’s authority, duties, reporting relationship or responsibilities with the Partnership on the grant date, provided that such material diminution is also accompanied with any associated reduction in the NEO’s annual base salary, annual bonus target or annual long-term incentive target, determined based on the NEO’s highest annual base salary, annual bonus target or annual long-term incentive target during the most recent 365-day period prior to the date the change described in this clause (3) occurs; or (4) a change of 50 miles or more in the geographic location of the NEO’s principal place of employment as of the grant date. For any resignation to be treated as based on “Good Reason” under the Retention Agreement, the following must occur: (x) the NEO must provide written notice to the Company of the existence of the Good Reason condition within a period not to exceed 30 days of the initial existence of the condition; (y) the Company shall have not less than thirty (30) days following its receipt of such during which it may remedy the condition; and (z) the NEO’s termination of employment must occur within the 90 day period after the initial existence of the condition specified in such notice. Further, no act or omission shall be “Good Reason” if the NEO has consented in writing to such act or omission.
Employment Agreements
As previously noted, each of Messrs. Porter and Kimble is party to an Employment Agreement providing for certain payments and benefits upon certain terminations of employment. For the purposes of the following description, the “Company” means USAC Management with respect to Messrs. Porter and Kimble. All capitalized terms used in the following description but not defined therein will have the definitions set forth in the referenced document.
The Employment Agreements provide for the following in the event of a termination of the NEO without Cause or by the NEO with Good Reason (each as defined in the Employment Agreements and set forth below): (i) semi-monthly severance payments for the one year period following the NEO’s Separation from Service (the “Severance Period”) in an amount totaling the higher of the NEO’s Base Salary for (a) the current year and (b) any previous year during the term of the Employment

Agreement (the “Severance Payment”); (ii) the entire amount of any earned Annual Bonus for the year preceding the year in which the NEO is terminated by the Company for “convenience” (as defined in the Employment Agreements and set forth below) or resigns for Good Reason; (iii) a pro rata portion (based on the number of days the NEO was employed during the year) of any earned Annual Bonus for the year in which the NEO is terminated without Cause or resigns for Good Reason; (iv) continued health insurance benefits for the NEO and his eligible dependents for a period of 24 months following his Separation from Service (the “Coverage Period”), as follows: (a) for the first 12 months of the Coverage Period, the Company will provide such health insurance coverage at its own expense (other than the NEO’s monthly cost-sharing contribution under the Company’s group health plan, as in effect at the time of the NEO’s Separation from Service); (b) for the following six months of the Coverage Period, such health insurance coverage will be at the NEO’s sole expense; and (c) for the final six months of the Coverage Period, the Company will be responsible for the proportion of the cost of such health insurance coverage that the NEO covered in the first 12 months of the Coverage Period; and the NEO will be responsible for the proportion that the Company covered during the first 12 months of the Coverage Period; and (v) within 30 days of the NEO’s Separation from Service, all earned but unpaid base salary and paid time off. The NEO’s right to the Severance Payment and continued health insurance benefits described in (i) and (iv) of the preceding sentence are subject to (1) the NEO’s execution of a release of claims against the Company within 45 days of such NEO’s Separation from Service and (2) the NEO’s compliance with the continuing obligations under his Employment Agreement, including confidentiality, non-compete and non-solicit obligations.
In the event of the termination of Mr. Porter’s or Mr. Kimble’s employment by the Company without Cause or by the NEO with Good Reason within two years of a “change in control event” within the meaning of Treasury Regulation 1.409A-3(i)(5), the Severance Payment will be paid in a lump sum on the Company’s first regular payroll date that occurs on or after 30 days after the date of the NEO’s Separation from Service.
In the event of a termination of Mr. Porter’s or Mr. Kimble’s employment due to death or Disability (as defined in the Employment Agreements), the Company shall pay the following to the NEO or the NEO’s estate: (i) the entire amount of any earned Annual Bonus for the year preceding the year in which the NEO dies or becomes Disabled; (ii) a pro rata portion (based on the number of days employed during the year) of any earned Annual Bonus for the year in which the NEO dies or becomes Disabled; and (iii) all earned but unpaid base salary and paid time off. In the event of the NEO’s death during the Severance Period, the Severance Payment will be paid in a lump sum within 30 days of his death.
As used in the Employment Agreements, a termination for “convenience” generally means an involuntary termination for any reason, including, under certain circumstances, a failure to renew the employment agreement at the end of an initial term or any renewal term, other than a termination for “Cause.” “Cause” is defined in the Employment Agreements to mean (i) any material breach of the Employment Agreement, including the material breach of any representation, warranty or covenant made under the Employment Agreement by the NEO, (ii) the NEO’s breach of any applicable duties of loyalty to the Company or any of its affiliates, gross negligence or material misconduct, or a significant act or acts of personal dishonesty or deceit, taken by the NEO, in the performance of the duties and services required of the NEO that is demonstrably and significantly injurious to the Company or any of its affiliates, (iii) conviction of a felony or crime involving moral turpitude, (iv) the NEO’s willful and continued failure or refusal to perform substantially the NEO’s material obligations pursuant to the Employment Agreement or follow any lawful and reasonable directive from the CEO or the Board, as applicable, other than as a result of the NEO’s incapacity, or (v) a violation of federal, state or local law or regulation applicable to the business of the Company that is demonstrably and significantly injurious to the Company.
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
“Disability” is defined in the Employment Agreements as the NEO being unable to perform essential functions of his position, with reasonable accommodation, due to an illness or physical or mental impairment or other incapacity which continues for a period in excess of 20 consecutive weeks. The determination of Disability will be made by a physician selected by the NEO and acceptable to the Company or its insurers.
Change in Control Benefits – LTIP
On November 1, 2018, the Compensation Committee adopted the Phantom Unit Agreement, which (i) provides for incremental vesting of Phantom Units over five years (60% on the third December 5 following the grant and 40% on the fifth December 5 following the grant) and (ii) provides for vesting of 100% of the outstanding, unvested Phantom Units in the event of (a) a Change in Control (as defined under the LTIP and set forth below) or (b) the death or Disability of the NEO. Also, under the Phantom Unit Agreement, if the NEO has been employed by the Company, the Partnership or their Affiliates for at least 10 years and is at least 65 at the time of his voluntary retirement, 60% of his then-unvested Phantom Units will be forfeited, and the remainder will vest, at the time of retirement. If the NEO has been employed by the Company, the Partnership or their Affiliates for at least 10 years and is over age 68 at the time of his voluntary retirement, 50% of his then-unvested Phantom Units will be forfeited, and the remainder will vest, at the time of retirement.
Prior to November 1, 2018, we had historically included double-trigger change in control provisions for our outstanding LTIP awards, such that in order for accelerated vesting of Phantom Units to occur in connection with a change in control, such change in control must be followed by a termination of employment by the Company without Cause or by the NEO with Good Reason (each as defined in the applicable Phantom Unit award agreement). Under the LTIP award agreements entered into prior to the Transactions, in the event of cessation of the NEO’s service for any reason that is not in connection with a change in control transaction, all Phantom Units that have not vested prior to or in connection with such cessation of service shall automatically be forfeited. However, because the agreements contained the double-trigger vesting provisions described below, and the Transactions were deemed to satisfy the first trigger of a change in control transaction, a termination by the Company without Cause or by the NEO for Good Reason following the Transactions would result in the acceleration of the Phantom Units granted prior to the Transactions. For purposes of this description, the “Company” means USA Compression GP, LLC.
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

Potential Payments upon Termination or Change in Control
Except as otherwise noted, the values in the table below assume that a Change in Control occurred on December 31, 2020 and/or that the NEO’s employment terminated on that date, as applicable. The amounts actually payable to any NEO can only be calculated with certainty upon actual termination or a Change in Control. Except as otherwise noted, the value of the acceleration of the LTIP awards was calculated using the value of $13.60, which was the closing price of the Partnership’s common units on December 31, 2020.

Executive Benefits and Payments	Change in Control followed by termination without “Cause” or for “Good Reason” ($) (3)	Termination of Employment without “Cause” or for “Good Reason” ($) (3)	Termination of Employment because of Death or Disability ($) (4)	Termination by the Executive Other Than for “Good Reason” ($) (5)	Continued Employment Following Change of Control ($) (6)
Eric D. Long
President and Chief Executive Officer
Salary	—	—	—	—	—
Bonus	—	—	—	—	—
Accelerated Vesting of Phantom Units (8)	7,581,320	—	7,581,320	—	7,581,320
Accelerated Vesting of Retention Units (9)	1,791,990	1,791,990	1,791,990	—	1,791,990
Severance Payment under Retention Agreements (10)	361,169	361,169	—	—	—
Totals	9,734,479	2,153,159	9,373,310	—	9,373,310

Matthew C. Liuzzi
Vice President, Chief Financial Officer and Treasurer
Salary	—	—	—	—	—
Bonus	—	—	—	—	—
Accelerated Vesting of Phantom Units (8)	3,096,462	156,645	2,939,817	—	2,939,817
Accelerated Vesting of Retention Units (9)	828,390	828,390	828,390	—	828,390
Severance Payment under Retention Agreements (10)	172,416	172,416	—	—	—
Totals	4,097,268	1,157,451	3,768,207	—	3,768,207

Eric A. Scheller
Vice President and Chief Operating Officer
Salary	—	—	—	—	—
Bonus	—	—	—	—	—
Accelerated Vesting of Phantom Units (8)	1,314,154	30,328	1,283,826	—	1,283,826
Totals	1,314,154	30,328	1,283,826	—	1,283,826

Christopher W. Porter
Vice President, General Counsel and Secretary
Salary (1)	337,307	337,307	22,307	22,307	—
Bonus (2)	482,200	482,200	482,200	—	—
Accelerated Vesting of Phantom Units (8)	1,480,197	39,059	1,441,138	—	1,441,138
Health and Welfare Plan Benefits (7)	20,673	20,673	—	—	—
Totals	2,320,377	879,239	1,945,645	22,307	1,441,138

Sean T. Kimble
Vice President, Human Resources
Salary (1)	331,384	331,384	14,484	14,484	—
Bonus (2)	498,991	498,991	498,991	—	—

Accelerated Vesting of Phantom Units (8)	1,707,222	108,895	1,598,326	—	1,598,326
Health and Welfare Plan Benefits (7)	20,673	20,673	—	—	—
Totals	2,558,270	959,943	2,111,801	14,484	1,598,326

William G. Manias (11)
Former Vice President and Chief Operating Officer
Salary	—	—	—	—	—
Bonus	—	—	—	—	—
Accelerated Vesting of Phantom Units	—	—	—	—	—
Accelerated Vesting of Retention Units	—	—	—	—	—
Severance Payment under Retention Agreements	—	—	—	—	—
Totals	—	—	—	—	—
________________________
(1)The listed salary for each of Messrs. Porter and Kimble represents his accrued but unused paid time off as of December 31, 2020 plus, with respect to the first two columns, his base salary as of December 31, 2020. Any accrued but unused paid time off owed to Mr. Porter or Mr. Kimble would be paid within 30 days of the date of his termination of employment, and the base salary would be paid out as set forth in footnote (3).
(2)The listed bonus amount for each of Messrs. Kimble and Porter is his pro rata bonus awarded with respect to the year ended December 31, 2020 and his bonus awarded with respect to the year ended December 31, 2019.
(3)The Employment Agreements for each of Messrs. Porter and Kimble provide that upon termination by the Company without Cause or by the NEO for Good Reason, the NEO is entitled to receive one times his base salary, payable in equal semi-monthly installments over the course of one year. Upon the death of Mr. Porter or Mr. Kimble during this one year period, his salary payment will be accelerated and all remaining Severance Payments (as defined in the Employment Agreements) would be paid in a lump sum within 30 days of his death. If such termination occurs within two years after a “change in control event” within the meaning of Treasury Regulation 1.409A-3(i)(5), the Severance Payment will be made in a lump sum on the first regular payroll date that occurs on or after 30 days of the NEO’s termination date.
(4)Upon the death or Disability (as defined in the Employment Agreements) of Mr. Porter or Mr. Kimble, he (or his estate) will be entitled to the same bonus payment as if the death or Disability had not occurred.
(5)In the event of the termination of employment by any of the NEOs without Good Reason, the NEO will be entitled to all earned but unpaid annual base salary. None of the NEOs had earned but unpaid annual base salary as of December 31, 2020.
(6)The NEOs are not entitled to a certain level of compensation in the event of continued employment following a Change in Control, but for purposes of this table it is assumed that the NEO would continue to receive a level of base salary, bonus, benefits and other compensation in the event of continued employment following a Change in Control that is the same as, or similar to, the amounts shown in the Summary Compensation Table. Accordingly, no additional amounts are shown for salary, bonus or health and welfare plan benefits because those amounts would remain as in effect at the time of the Change in Control, and only the acceleration values of outstanding equity at the time of a Change of Control have been reflected.
(7)In the event of Mr. Porter’s or Mr. Kimble’s termination by the Company without Cause or by the NEO with Good Reason, he and his eligible dependents will be entitled to continued health insurance benefits for the Coverage Period, as follows: (a) for the first 12 months of the Coverage Period, the Company will provide such health insurance coverage at its own expense (other than the NEO’s monthly cost-sharing contribution under the Company’s group health plan, as in effect at the time of the NEO’s Separation from Service); (b) for the following six months of the Coverage Period, such health insurance coverage will be at the NEO’s sole expense; and (c) for the final six months of the Coverage Period, the Company will be responsible for the proportion of the cost of such health insurance coverage that the NEO covered in the first 12 months of the Coverage Period; and the NEO will be responsible for the proportion that the Company covered during the first 12 months of the Coverage Period. Messrs. Long, Liuzzi and Scheller are not currently party to any contractual arrangements providing for continued health insurance coverage by the Company following a termination of employment.
(8)In the event of the NEO’s cessation of service for any reason (other than death or Disability), 100% of the NEO’s Phantom Units that have not vested prior to or in connection with such cessation of service shall be automatically forfeited. Notwithstanding the foregoing, with respect to the Phantom Units granted on December 5, 2018, December 5, 2019 and December 5, 2020 (collectively, the “December LTIP Phantom Units”), if the NEO retires after attaining the age of 65, 60% of his then-unvested December LTIP Phantom Units will be forfeited, and the remainder will vest, at the time of retirement and, if the NEO is over age 68 at the time of retirement, 50% of his then-unvested December LTIP Phantom Units will be forfeited, and the remainder will vest, at the time of retirement. In the event of the death or Disability (as defined under the LTIP) of the NEO, 100% of the then-unvested December LTIP Phantom Units shall vest in full immediately prior to such NEO’s cessation of service due to death or Disability. In the event of a Change in Control (as defined under the LTIP), 100% of the NEO’s outstanding, unvested December LTIP Phantom Units would vest. As noted above, the Phantom Units granted prior to the Transactions contained a double-trigger change in control provision, and the Transactions satisfied the first trigger, therefore they could become vested upon a termination by the Company without Cause or by the NEO without Good Reason that occurred on December 31, 2020.
(9)The Retention Agreements for Messrs. Long and Liuzzi provide that 100% of the outstanding, unvested Retention Units held by the applicable NEO will vest immediately prior to the NEO’s Separation from Service for the following reasons: (i) termination of the NEO by the Company without Cause or by the NEO with Good Reason, (ii) upon a Change in Control, and (iii) upon the death or Disability of the NEO. Also, if Mr. Long terminates his employment due to retirement and he is at the time of retirement 65 years of age or older, 40% of his then-unvested Retention Units will vest and the remaining 60% of his then-unvested Retention Units will be forfeited.
(10)For Messrs. Long and Liuzzi, provided that the NEO executes and does not revoke a general release and waiver of claims, the NEO will be entitled to a severance payment intended to capture the value of future distributions associated with Retention Units forfeited for tax withholding purposes, which payment would be paid within 60 days of the NEO’s date of separation.
(11)Mr. Manias left the Partnership effective June 1, 2020. In recognition of his service and contributions to us, we paid Mr. Manias a separation payment of $1,340,997, as approved by our Compensation Committee. Under the terms of Mr. Manias’s Retention Agreement dated November 1, 2018, in connection with his departure (i) Mr. Manias received a $165,375 release payment and (ii) all 45,000 unvested Phantom Units granted to Mr. Manias under that agreement vested. Additionally, pursuant to the terms of Mr. Manias’s Phantom Unit Agreement dated February 12, 2018, the 14,626 unvested Phantom Units granted to Mr. Manias pursuant to that agreement vested in connection with his departure. These Phantom Units had a value of $585,000 and $190,138, respectively, on the date they vested. In connection with Mr. Manias’s departure and receipt of the payments and Phantom Units described in this footnote, Mr. Manias executed a Full Release and Waiver of Claims in our favor, pursuant to which he released all claims against us and acknowledged his continuing obligations under his Retention Agreement dated November 1, 2018 and his Phantom Unit Agreement dated February 12, 2018, including the non-solicitation and non-disparagement provisions therein. Mr. Manias also received $10,389 of earned but unpaid base salary as of June 1, 2020, the date of his departure, bringing the total amount received by Mr. Manias pursuant to his departure to $2,291,899.
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
For 2020, our last completed fiscal year:
•The median of the annual total compensation of all employees (other than the CEO) was $104,631.
•The annual total compensation of our CEO, as reported in the Summary Compensation Table included elsewhere within this Form 10-K, was $5,153,407.
•Based on this information, for 2020 the ratio of the annual total compensation of Mr. Long to the median of the annual total compensation of all employees was reasonably estimated to be 49.3 to 1.
To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of our median employee and our CEO, we took the following steps:
•We determined that, as of December 31, 2020, our employee population consisted of approximately 742 individuals with all of these individuals located in the U.S. This population consisted of our full-time employees, as we do not have any part-time employees, temporary employees, or seasonal workers.
•We selected December 31, 2020 as our identification date for determining our median employee because it enabled us to make such identification in a reasonably efficient and economic manner.
•We used a consistently applied compensation measure to identify our median employee of comparing the amount of salary or wages, bonuses, compensation received from equity award vesting, and any other compensation items reported to the Internal Revenue Service on Form W-2 for 2020.
•We identified our median employee by consistently applying this compensation measure to all of our employees included in our analysis. Since all of our employees, including our CEO, are located in the U.S., we did not make any cost of living adjustments in identifying the median employee.

•After we identified our median employee, we combined all of the elements of such employee’s compensation for the 2020 year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $104,631.
•With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of our 2020 Summary Compensation Table included in this Form 10-K.
Director Compensation
For the year ended December 31, 2020, our CEO was the only NEO who also served as a director, and he did not receive additional compensation for his service on the Board. Mr. Long’s compensation as an NEO is reflected in the Summary Compensation Table above. Officers, employees or paid consultants or advisors of us or the General Partner or its affiliates who also serve as directors do not receive additional compensation for their service as directors. Other than Mr. Hartman, our directors who are not officers, employees or paid consultants or advisors of us or the General Partner or its affiliates receive cash and equity based compensation for their services as directors. Our director compensation program is subject to revision by the Board from time to time.
The following table shows the total fees earned and other compensation paid in cash to each independent director during 2020.

Name	Fees Paid in Cash ($)	Unit Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
Matthew S. Hartman (3)	—	—	—	—
Glenn E. Joyce	130,000	99,985	45,851	275,836
William S. Waldheim	132,500	99,985	45,851	278,336
________________________
(1)Represents the grant date fair value of our Phantom Units, calculated in accordance with ASC 718. For a detailed discussion of the assumptions utilized in coming to these values, please see Note 15 in Part II, Item 8 “Financial Statements and Supplementary Data”. As of December 31, 2020, the independent members of the Board who receive equity awards held the following number of outstanding equity awards under the LTIP: Mr. Joyce: 16,617 Phantom Units; and Mr. Waldheim: 16,617 Phantom Units. The Phantom Units granted in 2020 to Messrs. Joyce and Waldheim vest incrementally, with 60% of the Phantom Units vesting on December 5, 2022 and the remaining 40% of the Phantom Units vesting on December 5, 2024. In the event of the director’s cessation of service due to death, Disability or a Change in Control, 100% of his outstanding, unvested Phantom Units will vest immediately prior to such event.
(2)Amounts in this column reflect the value of DERs, received by the directors with respect to their outstanding Phantom Unit awards. For Messrs. Joyce and Waldheim, the amount shown includes DERs paid with respect to the Partnership’s quarterly distribution on its common units with respect to each quarter in the 2020 year.
(3)Mr. Hartman was appointed to the Board pursuant to that certain Board Representation Agreement entered to among us, the General Partner, ET LP and EIG on the Transactions Date in connection with our private placement to EIG of Preferred Units and Warrants. Mr. Hartman does not receive compensation for his service on the Board.
On July 30, 2018 the Board adopted the Amended and Restated Outside Director Compensation Policy (the “Director Compensation Policy”), which provides for: (i) an annual cash retainer of $100,000; (ii) an annual cash retainer for acting as the Chairman of the Audit Committee and for acting as Chairman of the Compensation Committee; (iii) an annual cash retainer for membership on the Audit Committee or Compensation Committee; (iv) an undetermined fixed sum for membership on a special or conflicts committee; (v) an annual equity grant with a value of $100,000; and (vi) a one-time director onboarding equity award of 2,500 Phantom Units. The Phantom Units granted pursuant to the Director Compensation Policy vest incrementally over five years and all outstanding, unvested Phantom Units vest in full in the event of the director’s death, Disability or upon a Change in Control (each as defined in the LTIP). The Director Compensation Policy does not provide for per meeting attendance fees.

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
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth the beneficial ownership of the Partnership’s common units and Preferred Units as of February 11, 2021 held by:
•each person who beneficially owns 5% or more of the Partnership’s outstanding common units;
•all of the directors of the General Partner;
•each NEO of the General Partner; and
•all directors and executive officers of the General Partner as a group.
As of February 11, 2021, there were 96,996,304 common units outstanding. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all common units shown as beneficially owned by them and their address is 111 Congress Avenue, Suite 2400, Austin, Texas 78701. Any fractional common units are rounded down to the nearest whole number.
The table also presents information with respect to ET LP’s common units beneficially owned as of February 11, 2021, by each current director and named executive officer of the General Partner and by all directors and executive officers of the General Partner as a group. As of February 11, 2021, ET LP had 2,702,436,307 common units outstanding. Any fractional common units are rounded down to the nearest whole number.

	USA Compression Partners, LP		Energy Transfer LP
Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units	Common Units Beneficially Owned	Percentage of Common Units
Energy Transfer Operating, L.P. (1) (2)	46,056,228	47.48%	—	*
Invesco Ltd. (3)	18,181,762	18.74%	—	*
EIG Veteran Equity Aggregator, L.P. (4)	19,626,959	16.83%	—	*
Eric D. Long (5)	529,327	*	22,144	*
Matthew C. Liuzzi (6)	237,500	*	—	*
Eric A. Scheller (7)	39,169	*	—	*
Christopher W. Porter (8)	20,051	*	—	*
Sean T. Kimble (9)	91,186	*	500	*
William G. Manias	246,772	*	—	*
Christopher R. Curia	—	*	258,424	*
Matthew S. Hartman	—	*	—	*
Glenn E. Joyce	5,217	*	2,000	*
Thomas E. Long	—	*	395,231	*
Thomas P. Mason	—	*	598,760	*
Matthew S. Ramsey	—	*	428,745	*
William S. Waldheim	5,217	*	—	*
Bradford D. Whitehurst (10)	—	*	280,680	*
All directors and officers as a group (14 persons) (11)	1,174,439	1.21%	1,986,484	*
________________________
*Less than 1%.
(1)Energy Transfer Operating, L.P. has shared voting and dispositive power over 46,056,228 common units based on a Schedule 13D/A filed on August 5, 2019 with the SEC. The Schedule 13D/A was filed jointly by Energy Transfer LP, LE GP, LLC, Kelcy L. Warren, USA Compression GP, LLC, Energy Transfer Partners, L.L.C., Energy Transfer Partners GP, L.P. and Energy Transfer Operating, L.P. (collectively, the “ET Reporting Companies”). The principal business address of each of the ET Reporting Companies, other than USA Compression GP, LLC, is 8111 Westchester Drive, Suite 600, Dallas, Texas 75225. The principal business address of USA Compression GP, LLC is 111 Congress Avenue, Suite 2400, Austin, Texas 78701.
(2)Includes 8,000,000 common units held by USA Compression GP, LLC.
(3)Invesco Ltd. has the sole power to dispose or to direct the disposition of 18,181,762 common units based on a Schedule 13G/A filed on February 12, 2021 with the SEC. Invesco Ltd., in its capacity as a parent holding company to its investment advisers, may be deemed to beneficially own these 18,181,762 common units which are held of record by clients of Invesco Ltd. The principal business address of Invesco Ltd. is 1555 Peachtree Street NE, Suite 1800, Atlanta GA 30309.
(4)EIG Veteran Equity Aggregator, L.P. holds Warrants to acquire (i) 4,206,640 common units of the Partnership at an exercise price of $17.03 per common unit and (ii) 8,413,281 common units of the Partnership at an exercise price of $19.59 per common unit. The Warrants became exercisable on April 2, 2019 and will expire on April 2, 2028. EIG owns 420,664 Preferred Units, 140,221 of which will be convertible within 60 days into 7,007,038 common units at the election of the holder. At the option of the holder of Preferred Units, (i) from and after April 2, 2021, 33 1/3% of the Preferred Units are convertible into common units, (ii) from and after April 2, 2022, 66 2/3% of the Preferred Units are convertible into common units and (iii) from and after April 2, 2023, all of the Preferred Units are convertible into common units. Upon (1) exercise of the Warrants in full and assuming the Partnership does not elect to settle the Warrants in common units on a net basis, and (2) conversion of all 140,221 Preferred Units, EIG would have sole voting and dispositive power over 19,626,959 common units of the Partnership based on the Schedule 13D/A filed on February 1, 2021 with the SEC and our records. The principal business address of EIG Veteran Equity Aggregator, L.P. is 1700 Pennsylvania Ave NW, STE. 800, Washington, DC 20006.
(5)Includes 455,371 of our common units held directly by Mr. Long, 17,592 of our common units held by Aladdin Partners, L.P., a limited partnership affiliated with Mr. Long and, 56,364 of our common units held by certain trusts of which Mr. Long is the trustee. The ET LP common units reported as owned by Mr. Long include 12,000 common units held directly by Mr. Long, 4,000 common units held by Aladdin Partners, L.P., and 6,144 common units held by certain trusts of which Mr. Long is the trustee.
(6)Includes 11,518 common units that Mr. Liuzzi has the right to acquire within 60 days upon the vesting and/or settlement of his Phantom Units, subject to Compensation Committee discretion.
(7)Includes 2,230 common units that Mr. Scheller has the right to acquire within 60 days upon the vesting and/or settlement of his Phantom Units, subject to Compensation Committee discretion.

(8)Includes 2,872 common units that Mr. Porter has the right to acquire within 60 days upon the vesting and/or settlement of his Phantom Units, subject to Compensation Committee discretion.
(9)Includes 8,007 common units that Mr. Kimble has the right to acquire within 60 days upon the vesting and/or settlement of his Phantom Units, subject to Compensation Committee discretion.
(10)Mr. Whitehurst holds 186,898 of ET LP’s common units in a margin account.
(11)Includes 24,627 of our common units that certain of our directors and executive officers have the right to receive within 60 days upon the vesting and/or settlement of Phantom Units held by such directors and executive officers.
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
The following table provides certain information with respect to the LTIP as of December 31, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	N/A	—
Equity compensation plans not approved by security holders	2,137,957	N/A	6,327,375	(1)
________________________
(1)As of December 31, 2020, we had 8,465,332 common units available under the LTIP before giving effect to the outstanding awards of 2,137,957 Phantom Units. Pursuant to the terms of the LTIP, other than director Phantom Unit awards, awards of Phantom Units may be settled in cash or common units at the discretion of the Board or a committee thereof. Any Phantom Unit settled in cash will not result in the actual delivery of a common unit. Additionally, Phantom Units withheld to satisfy the exercise price or tax withholdings of an award and Phantom Units that are forfeited, cancelled, or otherwise terminate or expire without the actual delivery of common units will be available for delivery pursuant to other awards.
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
Transactions with Energy Transfer
We provide compression services to entities affiliated with Energy Transfer, which became a related party of ours on the Transactions Date as a result of the Transactions and its resultant ownership and control of the General Partner and ownership of approximately 47% of our limited partner interests as of December 31, 2020 (including the 8,000,000 common units owned by the General Partner). We recognized $12.4 million in revenue from compression services from entities affiliated with Energy Transfer for the year ended December 31, 2020. We may provide compression services to entities affiliated with Energy Transfer in the future, and any significant transactions will be disclosed.
The following table summarizes payments and receivables between us and Energy Transfer during 2020.

Transaction	Explanation	Amount/Value
2020 quarterly distributions on limited partner interests	Represents the aggregate amount of distributions made to Energy Transfer in respect of the Partnership’s common units during 2020.	$96.7 million
Revenue for compression services	Represents the aggregate amount of revenue recognized for providing compression services to entities affiliated with Energy Transfer for the full year 2020.	$12.4 million
Sales Tax Contingency	Receivable from ETO as of December 31, 2020 related to indemnification for sales tax contingencies incurred by the USA Compression Predecessor.	$44.9 million
Accounts receivable	Receivables for compression services provided to entities affiliated with Energy Transfer as of December 31, 2020.	$0.1 million
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
ITEM 14.    Principal Accountant Fees and Services
The following table sets forth fees paid for professional services rendered by Grant Thornton LLP (“Grant Thornton”) during the years ended December 31, 2020 and 2019 (in millions):

	Year Ended December 31,
	2020	2019
Audit fees (1)	$1.0	$1.1
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$1.0	$1.1
________________________
(1)Expenditures classified as “Audit fees” above were billed to the Partnership and include the audits of our annual financial statements and internal control over financial reporting, reviews of our quarterly financial statements, and fees associated with comfort letters and consents related to securities offerings and registration statements.
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

PART IV
ITEM 15.    Exhibits and Financial Statement Schedules
(a)Documents filed as a part of this report.
1.Financial Statements.  See “Index to Consolidated Financial Statements” set forth on Page F-1.
2.Financial Statement Schedule
All other schedules have been omitted because they are not required under the relevant instructions.
1.Exhibits
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

4.6
Registration Rights Agreement, dated as of April 2, 2018, by and among USA Compression Partners, LP, ETE, ETP and USA Compression Holdings, LLC (incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on April 6, 2018)

4.7
Registration Rights Agreement, dated as of April 2, 2018, by and between USA Compression Partners, LP and the Purchasers party thereto (incorporated by reference to Exhibit 4.2 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on April 6, 2018)

4.8
Board Representation Agreement, dated as of April 2, 2018, by and among USA Compression Partners, LP, USA Compression GP, LLC, Energy Transfer Equity, L.P. and the Purchasers party thereto (incorporated by reference to Exhibit 4.3 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on April 6, 2018)

4.9
Description of the USA Compression Partners, LP Common Units (incorporated by reference to Exhibit 4.10 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-35779) filed on February 18, 2020)

10.1
Sixth Amended and Restated Credit Agreement, dated as of April 2, 2018, by and among the Partnership, as borrower, USAC OpCo 2, LLC, USAC Leasing 2, LLC, USA Compression Partners, LLC, USAC Leasing, LLC, CDM Resource Management LLC and CDM Environmental & Technical Services LLC and USA Compression Finance Corp., the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as agent and an LC issuer, JPMorgan Chase Bank, N.A., Barclays Bank PLC, Regions Capital Markets, a division of Regions Bank, RBC Capital Markets and Wells Fargo Bank, N.A., as joint lead arrangers and joint book runners, Barclays Bank PLC, Regions Bank, RBC Capital Markets and Wells Fargo Bank, N.A., as syndication agents, and MUFG Union Bank, N.A., SunTrust Bank and The Bank of Nova Scotia, as senior managing agents (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on April 6, 2018)

10.2
Amendment No. 1 to Sixth Amended and Restated Credit Agreement, dated as of August 3, 2020, among USA Compression Partners LP, as borrower, each of the Guarantors and Lenders party thereto and JPMorgan Chase bank, N.A., as an LC Issuer and as the Agent (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on August 3, 2020)

10.3†	Long-Term Incentive Plan of USA Compression Partners, LP (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on January 18, 2013)

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

10.6†*	Employment Agreement, dated December 14, 2016, between USA Compression Management Services, LLC and Christopher W. Porter

10.7
Services Agreement, dated effective January 1, 2013, by and among USA Compression Partners, LP, USA Compression GP, LLC and USA Compression Management Services, LLC (incorporated by reference to Exhibit 10.11 to Amendment No. 10 of the Partnership’s registration statement on Form S-1 (Registration No. 333-174803) filed on January 7, 2013)

10.8
Amendment No. 1 to Services Agreement, dated effective November 3, 2017, by and among USA Compression Partners, LP, USA Compression GP, LLC and USA Compression Management Services, LLC (incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q (File No. 001-35779) filed on November 7, 2017)

10.9†
USA Compression Partners, LP 2013 Long-Term Incentive Plan—Form of Director Phantom Unit Agreement (incorporated by reference to Exhibit 10.8 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-35779) filed on March 28, 2013)

10.10†
USA Compression Partners, LP 2013 Long-Term Incentive Plan—Form of Employee Phantom Unit Agreement (incorporated by reference to Exhibit 10.10 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-35779) filed on February 20, 2014)

10.11†
USA Compression Partners, LP 2013 Long-Term Incentive Plan—Form of Director Phantom Unit Agreement (in lieu of Annual Cash Retainer) (incorporated by reference to Exhibit 10.10 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-35779) filed on March 28, 2013)

10.12†
USA Compression Partners, LP 2013 Long-Term Incentive Plan—Form of Director Phantom Unit Agreement (incorporated by reference to Exhibit 10.5 to the Partnership’s Quarterly Report on form 10-Q (File No. 001-35779) filed on November 6, 2018)

10.13†
USA Compression Partners, LP Annual Cash Incentive Program (incorporated by reference to Exhibit 10.12 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-35779) filed on February 20, 2014)

10.14†
USA Compression Partners, LP Amended and Restated Annual Cash Incentive Plan (incorporated by reference to Exhibit 10.21 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-35779) filed on February 2, 2019)

10.15†
USA Compression Partners, LP 2013 Long-Term Incentive Plan—Form of Employee Phantom Unit Agreement (with updated performance metrics) (incorporated by reference to Exhibit 10.13 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-35779) filed on February 11, 2016)

10.16†
USA Compression Partners, LP 2013 Long-Term Incentive Plan – Form of Employee Phantom Unit Agreement (incorporated by reference to Exhibit 10.6 to the Partnership’s Quarterly Report on Form 10-Q (File No. 001-35779) filed on November 6, 2018)

10.17†
USA Compression Partners, LP 2013 Long-Term Incentive Plan – Form of Retention Phantom Unit Agreement (incorporated by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q (File No. 001-35779) filed on November 6, 2018)

10.18	Form of Termination Agreement and Mutual Release (incorporated by reference to Exhibit 10.3 to the Partnership’s Quarterly Report on Form 10-Q (File No. 001-35779) filed on November 6, 2018)

10.19†
USA Compression GP, LLC Amended and Restated Outside Director Compensation Policy (incorporated by reference to Exhibit 10.4 to the Partnership’s Quarterly Report on Form 10-Q (File No. 001-35779) filed on November 6, 2018)

10.20
Series A Preferred Unit and Warrant Purchase Agreement, dated January 15, 2018, among USA Compression Partners, LP and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on January 16, 2018)

21.1*	List of subsidiaries of USA Compression Partners, LP

22.1*	List of Subsidiary Guarantors and Co-Issuer

23.1*	Consent of Grant Thornton LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Balance Sheets as of December 31, 2020 and 2019; (ii) our Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018; (iii) our Consolidated Statement of Partners’ Capital and Predecessor Parent Company Net Investment for the years ended December 31, 2020, 2019 and 2018; (iv) our Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018; and (v) the notes to our Consolidated Financial Statements.

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

USA COMPRESSION PARTNERS, LP

		By:	USA Compression GP, LLC,
its General Partner

Date:	February 16, 2021	By:	/s/ Eric D. Long
Eric D. Long
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 16, 2021.

Name	Title

/s/ Eric D. Long	President and Chief Executive Officer and Director
Eric D. Long	(Principal Executive Officer)

/s/ Matthew C. Liuzzi	Vice President, Chief Financial Officer and Treasurer
Matthew C. Liuzzi	(Principal Financial Officer)

/s/ G. Tracy Owens	Vice President, Finance and Chief Accounting Officer
G. Tracy Owens	(Principal Accounting Officer)

/s/ Christopher R. Curia	Director
Christopher R. Curia

/s/ Glenn E. Joyce	Director
Glenn E. Joyce

/s/ Thomas E. Long	Director
Thomas E. Long

/s/ Thomas P. Mason	Director
Thomas P. Mason

/s/ Matthew S. Ramsey	Director
Matthew S. Ramsey

/s/ William S. Waldheim	Director
William S. Waldheim

/s/ Bradford D. Whitehurst	Director
Bradford D. Whitehurst

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2020 and 2019	F-4

Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018	F-5

Consolidated Statements of Changes in Partners’ Capital and Predecessor Parent Company Net Investment for the years ended December 31, 2020, 2019 and 2018	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018	F-7

Notes to Consolidated Financial Statements	F-8

Supplemental Selected Quarterly Financial Data	F-36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors of USA Compression GP, LLC and
Unitholders of USA Compression Partners, LP
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of USA Compression Partners, LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes’ in partners’ capital and predecessor parent company net investment, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 16, 2021 expressed an unqualified opinion thereon.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill Impairment Assessment
As described in Note 6 to the consolidated financial statements, the Partnership recognized a goodwill impairment of $619.4 million during the year ended December 31, 2020. Annually, or whenever events or changes in circumstances indicate potential impairment has occurred, the Partnership evaluates the recoverability of the carrying value of goodwill. The COVID-19 pandemic and the corresponding decrease in demand for crude oil, natural gas liquids and natural gas negatively impacted the Partnership’s current and projected operating results, cash flow and market capitalization. Therefore, the Partnership determined that a triggering event had occurred and completed an interim goodwill impairment assessment of its single reporting unit during the first quarter of 2020. The results of the quantitative impairment test indicated that the reporting unit had a carrying value that exceeded its fair value. As a result, the Partnership recorded $619.4 million of impairment charges to goodwill during the fiscal year ended December 31, 2020. We identified the Partnership’s goodwill impairment assessment as a critical audit matter.
The determination of the fair value of the reporting unit was a critical audit matter due to the significant judgment required by management when determining the fair value of a reporting unit. In particular, the fair value estimates were sensitive to significant assumptions such as management’s cash flow projections, discount rates, and the inherent uncertainty around the timing of increases or decreases in future projected results utilized to estimate the fair value of the reporting unit.

Our audit procedures related to the estimation of the fair value of the reporting unit included the following procedures, among others. We tested the effectiveness of controls relating to management’s review of the assumptions used to develop the future cash flows, the reconciliation of cash flows prepared by management to the data used in the valuation analyses, and the discount rate used. In addition to testing the effectiveness of controls, we also performed the following:
•Evaluated the reasonableness of management’s forecasted financial results by:
•Testing forecasted revenues and gross margins by comparing forecasted amounts to actual historical results to identify material changes, corroborating the basis for increases or decreases in forecasted revenues and gross margins, as applicable, and
•Testing significant costs and cash expenditures by comparing to historical trends and evaluating significant deviations from recent actual amounts.
•Utilized an internal valuation specialist to evaluate:
•The methodologies used and whether they were acceptable for the underlying assets or operations and whether such methodologies were being applied correctly,
•The appropriateness of the discount rate by recalculating the weighted average cost of capital or developing independent ranges of the acceptable discount rate and comparing those ranges to the amounts selected and applied by management, and
•The qualifications of the valuation specialists engaged by the Partnership based on their credentials and experience.
/s/ GRANT THORNTON LLP
We have served as the Partnership’s auditor since 2017.
Houston, Texas
February 16, 2021

USA COMPRESSION PARTNERS, LP
Consolidated Balance Sheets
(in thousands)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$2	$10
Accounts receivable:
Trade, net of allowances for credit losses of $4,982 and $2,479, respectively	63,727	80,276
Other	3,707	11,057
Related party receivables	45,043	45,461
Inventories	84,632	91,923
Prepaid expenses and other assets	2,444	2,196
Total current assets	199,555	230,923
Property and equipment, net	2,380,633	2,482,943
Lease right-of-use assets	22,766	18,317
Identifiable intangible assets, net	333,791	363,171
Goodwill	—	619,411
Other assets	11,955	15,642
Total assets	$2,948,700	$3,730,407
Liabilities, Preferred Units and Partners’ Capital
Current liabilities:
Accounts payable	$13,531	$21,703
Accrued liabilities	109,539	119,383
Deferred revenue	47,202	48,289
Total current liabilities	170,272	189,375
Long-term debt, net	1,927,005	1,852,360
Operating lease liabilities	21,220	17,343
Other liabilities	15,239	13,422
Total liabilities	2,133,736	2,072,500
Commitments and contingencies
Preferred Units	477,309	477,309
Partners’ capital:
Common units, 96,962 and 96,632 units issued and outstanding, respectively	323,676	1,166,619
Warrants	13,979	13,979
Total partners’ capital	337,655	1,180,598
Total liabilities, Preferred Units and partners’ capital	$2,948,700	$3,730,407
See accompanying notes to consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Consolidated Statements of Operations
(in thousands, except per unit amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Contract operations	$644,194	$664,162	$546,896
Parts and service	11,117	14,236	20,402
Related party	12,372	19,967	17,054
Total revenues	667,683	698,365	584,352
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	205,939	227,303	214,724
Depreciation and amortization	238,968	231,447	213,692
Selling, general and administrative	59,981	64,397	68,995
Loss on disposition of assets	146	940	12,964
Impairment of compression equipment	8,090	5,894	8,666
Impairment of goodwill	619,411	—	—
Total costs and expenses	1,132,535	529,981	519,041
Operating income (loss)	(464,852)	168,384	65,311
Other income (expense):
Interest expense, net	(128,633)	(127,146)	(78,377)
Other	86	80	41
Total other expense	(128,547)	(127,066)	(78,336)
Net income (loss) before income tax expense (benefit)	(593,399)	41,318	(13,025)
Income tax expense (benefit)	1,333	2,186	(2,474)
Net income (loss)	(594,732)	39,132	(10,551)
Less: distributions on Preferred Units	(48,750)	(48,750)	(36,430)
Net loss attributable to common and Class B unitholders’ interests	$(643,482)	$(9,618)	$(46,981)

Net loss attributable to:
Common units	$(643,482)	$(1,774)	$(32,053)
Class B Units	$—	$(7,844)	$(14,928)

Weighted average common units outstanding – basic and diluted	96,816	92,911	74,481

Weighted average Class B Units outstanding – basic and diluted	—	3,681	6,398

Basic and diluted net loss per common unit	$(6.65)	$(0.02)	$(0.43)

Basic and diluted net loss per Class B Unit	$—	$(2.13)	$(2.33)

Distributions declared per common unit	$2.10	$2.10	$1.575
See accompanying notes to consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Consolidated Statements of Changes in Partners’ Capital
And Predecessor Parent Company Net Investment
(in thousands)

	Limited Partners
	Common Units	Class B Units	Warrants	Predecessor Parent Company Net Investment	Total
Ending balance, December 31, 2017	$—	$—	$—	$1,664,870	$1,664,870
Predecessor net loss for the period January 1, 2018 to April 1, 2018	—	—	—	(23,370)	(23,370)
Predecessor parent company net contribution for the period January 1, 2018 to April 1, 2018	—	—	—	26,730	26,730
Allocation of Predecessor parent company net investment	1,668,230	—	—	(1,668,230)	—
Deemed distribution for additional interest in USA Compression Predecessor	(36,111)	—	—	—	(36,111)
Purchase Price Adjustment for USA Compression Partners, LP	(654,340)	—	—	—	(654,340)
Issuance of common units for the Equity Restructuring	135,440	—	—	—	135,440
Issuance of common units for the CDM Acquisition	324,910	—	—	—	324,910
Issuance of Class B Units for the CDM Acquisition	—	86,125	—	—	86,125
Issuance of Warrants	—	—	13,979	—	13,979
Vesting of phantom units	5,242	—	—	—	5,242
Distributions and DERs, $1.575 per unit	(141,694)	—	—	—	(141,694)
Issuance of common units under the DRIP	645	—	—	—	645
Unit-based compensation for equity classified awards	41	—	—	—	41
Net loss attributable to common and Class B unitholders’ interests for the period April 2, 2018 to December 31, 2018	(12,632)	(10,979)	—	—	(23,611)
Partners' capital ending balance, December 31, 2018	1,289,731	75,146	13,979	—	1,378,856
Vesting of phantom units	2,926	—	—	—	2,926
Distributions and DERs, $2.10 per unit	(192,723)	—	—	—	(192,723)
Issuance of common units under the DRIP	997	—	—	—	997
Unit-based compensation for equity classified awards	160	—	—	—	160
Net loss attributable to common and Class B unitholders’ interests	(1,774)	(7,844)	—	—	(9,618)
Conversion of Class B Units to common units	67,302	(67,302)	—	—	—
Partners' capital ending balance, December 31, 2019	1,166,619	—	13,979	—	1,180,598
Vesting of phantom units	1,748	—	—	—	1,748
Distributions and DERs, $2.10 per unit	(203,325)	—	—	—	(203,325)
Issuance of common units under the DRIP	1,901	—	—	—	1,901
Unit-based compensation for equity classified awards	215	—	—	—	215
Net loss attributable to common unitholders’ interests	(643,482)	—	—	—	(643,482)
Partners' capital ending balance, December 31, 2020	$323,676	$—	$13,979	$—	$337,655
See accompanying notes to consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(594,732)	$39,132	$(10,551)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	238,968	231,447	213,692
Provision for expected credit losses	3,700	1,050	633
Amortization of debt issuance costs	8,402	7,607	5,080
Unit-based compensation expense	8,400	10,814	11,740
Deferred income tax expense (benefit)	530	1,376	(2,663)
Loss on disposition of assets	146	940	12,964
Impairment of compression equipment	8,090	5,894	8,666
Impairment of goodwill	619,411	—	—
Changes in assets and liabilities, net of effects of business combination:
Accounts receivable and related party receivables, net	23,542	(5,657)	(50,029)
Inventories	(11,682)	(25,137)	(6,736)
Prepaid expenses and other current assets	(248)	(604)	9,298
Other assets	3,167	2,589	(59)
Accounts payable	(3,745)	(5,764)	(5,140)
Other liabilities	(7)	(8)	(4,879)
Accrued liabilities and deferred revenue	(10,744)	36,901	44,324
Net cash provided by operating activities	293,198	300,580	226,340
Cash flows from investing activities:
Capital expenditures, net	(109,070)	(171,149)	(266,566)
Proceeds from disposition of property and equipment	2,647	22,478	7,466
Proceeds from insurance recovery	1,324	4,181	409
Acquisition of USA Compression Predecessor	—	—	(1,231,478)
Assumed cash acquired in business combination of USA Compression Partners, LP	—	—	710,506
Net cash used in investing activities	(105,099)	(144,490)	(779,663)
Cash flows from financing activities:
Proceeds from revolving credit facility	777,472	852,265	697,684
Proceeds from issuance of senior notes	—	750,000	—
Payments on revolving credit facility	(706,384)	(1,499,090)	(467,199)
Proceeds from issuance of Preferred Units and Warrants, net	—	—	479,100
Cash paid related to net settlement of unit-based awards	(1,125)	(1,714)	(4,447)
Cash distributions on common units	(204,673)	(194,176)	(142,324)
Cash distributions on Preferred Units	(48,750)	(48,750)	(24,242)
Deferred financing costs	(3,875)	(13,679)	(17,683)
Contributions from Parent, net	—	—	28,520
Other	(772)	(1,035)	—
Net cash provided by (used in) financing activities	(188,107)	(156,179)	549,409
Decrease in cash and cash equivalents	(8)	(89)	(3,914)
Cash and cash equivalents, beginning of year	10	99	4,013
Cash and cash equivalents, end of year	$2	$10	$99

Supplemental cash flow information:
Cash paid for interest, net of capitalized amounts	$120,729	$105,356	$61,021
Cash paid for income taxes	$633	$493	$183
Supplemental non-cash transactions:
Non-cash distributions to certain common unitholders (DRIP)	$1,901	$997	$645
Transfers from (to) inventories to (from) property and equipment	$17,435	$21,822	$(10,602)
Change in capital expenditures included in accounts payable and accrued liabilities	$(8,557)	$3,408	$(32,168)
Financing costs included in accounts payable and accrued liabilities	$115	$18	$—
Conversion of Class B Units to common units	$—	$67,302	$—
Predecessor’s non-cash contribution to Predecessor’s Parent	$—	$—	$(1,790)
Deemed distribution for additional interest in USA Compression Predecessor	$—	$—	$(36,111)
Issuance of common units for the CDM Acquisition	$—	$—	$324,910
Issuance of Class B Units for the CDM Acquisition	$—	$—	$86,125
Issuance of common units for the Equity Restructuring	$—	$—	$135,440
See accompanying notes to consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements

(1)Organization and Description of Business
Unless the context otherwise requires or where otherwise indicated, the terms “our,” “we,” “us,” “the Partnership” and similar language when used in the present or future tense and for periods on and subsequent to April 2, 2018 (the “Transactions Date”) refer to USA Compression Partners, LP, collectively with its consolidated operating subsidiaries, including the USA Compression Predecessor. Unless the context otherwise requires or where otherwise indicated, the term “USA Compression Predecessor,” as well as the terms “our,” “we,” “us” and “its” when used in a historical context or in reference to periods prior to the Transactions Date, refer to CDM Resource Management LLC (“CDM Resource”) and CDM Environmental & Technical Services LLC (“CDM E&T”) collectively, which has been deemed to be the predecessor of the Partnership for financial reporting purposes.
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
Net loss attributable to partners is allocated to our common units and participating securities using the two-class income allocation method. All intercompany balances and transactions have been eliminated in consolidation. Our common units trade on the New York Stock Exchange under the ticker symbol “USAC”.
USA Compression Management Services, LLC (“USAC Management”), a wholly owned subsidiary of the General Partner, performs certain management and other administrative services for us, such as accounting, corporate development, finance and legal. All of our employees, including our executive officers, are employees of USAC Management. As of December 31, 2020, USAC Management had 742 full time employees. None of our employees are subject to collective bargaining agreements.
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
The CDM Acquisition, GP Purchase and Equity Restructuring are collectively referred to as the “Transactions.”
(2)Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The Partnership
Our accompanying consolidated financial statements have been prepared in conformity with GAAP and pursuant to the rules and regulations of the SEC. As noted below, the historical consolidated financial statements of the Partnership reflect the historical consolidated financial statements of the USA Compression Predecessor in accordance with the applicable accounting and financial reporting guidance. The historical consolidated financial statements reflect the consolidated balance sheet and statement of operations of the Partnership, which includes the USA Compression Predecessor, as of and for all periods subsequent to the Transactions Date and includes only the USA Compression Predecessor for all periods prior to the Transactions Date.
The consolidated financial statements give effect to the business combination and the Transactions discussed in Note 1 under the acquisition method of accounting, and the business combination has been accounted for in accordance with the applicable reverse merger accounting guidance. ET LP acquired a controlling financial interest in us through the acquisition of the General Partner. As a result, the USA Compression Predecessor was deemed to be the accounting acquirer of the Partnership because its ultimate parent company obtained control of the Partnership through its control of the General Partner. Consequently, the USA Compression Predecessor was deemed to be the predecessor of the Partnership for financial reporting purposes, and the historical consolidated financial statements of the Partnership reflect the USA Compression Predecessor for all periods prior to the Transactions Date.
The USA Compression Predecessor’s assets and liabilities retained their historical carrying values.  Additionally, the Partnership’s assets acquired and liabilities assumed by the USA Compression Predecessor in the business combination were recorded at their fair values measured as of the Transactions Date. The excess of the assumed purchase price of the Partnership over the estimated fair values of the Partnership’s net assets acquired were recorded as goodwill. The assumed purchase price and fair value of the Partnership was determined using acceptable fair value methods. Additionally, because the USA Compression Predecessor was reflected at ET LP’s historical cost, the difference between the $1.7 billion in consideration paid by the Partnership and ET LP’s historical carrying values (net book value) at the Transactions Date were recorded as a decrease to partners’ capital in the amount of $36.1 million.

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
USA Compression Predecessor
ETO allocated various corporate overhead expenses to the USA Compression Predecessor based on a percentage of assets, net income (loss), or Adjusted EBITDA. These allocations are not necessarily indicative of the cost that the USA Compression Predecessor would have incurred had it operated as an independent standalone entity. The USA Compression Predecessor also historically relied upon ETO for funding operating and capital expenditures as necessary. As a result, the historical financial statements of the USA Compression Predecessor may not fully reflect or be necessarily indicative of what the USA Compression Predecessor’s results of operations and cash flows would have been or will be in the future.
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
To adopt Topic 326, we evaluated our allowance for credit losses related to our two financial assets measured at amortized cost: (i) trade accounts receivable and (ii) net investment in lease related to our sales-type lease discussed further in Note 8. Due to the short-term nature of our trade accounts receivable, we consider the amortized cost to be the same as the carrying amount of the receivable, excluding the allowance for credit losses. There was no cumulative effect adjustment to partners’ capital upon adoption.
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
The USA Compression Predecessor determined its allowance for credit losses based upon historical write-off experience and specific identification of unrecoverable amounts.
Inventories
Inventories consist of serialized and non-serialized parts used primarily on compression units. All inventories are stated at the lower of cost or net realizable value. Serialized parts inventories are determined using the specific identification method, while non-serialized parts inventories are determined using the weighted average cost method. Purchases of inventories are considered operating activities in the Consolidated Statements of Cash Flows.

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
Capitalized interest is calculated by multiplying the Partnership’s monthly effective interest rate on outstanding debt by the amount of qualifying costs, which include upfront payments to acquire certain compression units. Capitalized interest was $0.2 million, $0.5 million and $0.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Impairments of Long-Lived Assets
Long-lived assets with recorded values that are not expected to be recovered through future cash flows are written-down to estimated fair value. We test long-lived assets for impairment when events or circumstances indicate that the assets’ carrying value may not be recoverable or will no longer be utilized in the operating fleet. The most common circumstance requiring compression units to be evaluated for impairment is when idle units do not meet the performance characteristics of our active revenue generating horsepower.
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
In the first quarter of 2020, we determined that the impairment of our goodwill was an indicator of potential impairment of the carrying amount of our long-lived assets. Accordingly, we performed a quantitative impairment test of our long-lived assets, by which we determined that they were not also impaired. No triggering events have been identified subsequent to the first quarter of 2020. Refer to Note 6 for more detailed information about impairment charges during the years ended December 31, 2020, 2019 and 2018.
Identifiable Intangible Assets
Identifiable intangible assets are recorded at cost and amortized using the straight-line method over their estimated useful lives, which is the period over which the assets are expected to contribute directly or indirectly to our future cash flows. The estimated useful lives range from 15 to 25 years.
We assess identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the first quarter of 2020, we determined that the impairment of our goodwill was an indicator of potential impairment of the carrying amount of our identifiable intangible assets. Accordingly, we performed a quantitative impairment test of our identifiable intangible assets, by which we determined that they were not also impaired. No triggering events have been identified subsequent to the first quarter of 2020.
We did not record any impairment of identifiable intangible assets for the years ended December 31, 2020, 2019 or 2018.
Goodwill
Goodwill represents consideration paid in excess of the fair value of the identifiable net assets acquired in a business combination. Goodwill is not amortized, but is reviewed for impairment annually based on the carrying values as of October 1, or more frequently if impairment indicators arise that suggest the carrying value of goodwill may not be recovered.
We recorded a $619.4 million goodwill impairment for the year ended December 31, 2020 and did not record any goodwill impairment during the years ended December 31, 2019 and 2018. Refer to the Goodwill section in Note 6 for more information about the goodwill impairment assessment performed during the years ended December 31, 2020, 2019 and 2018.

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
Predecessor Parent Company Net Investment
The USA Compression Predecessor participated in a centralized cash management function managed by ETO. Balances payable to or due from ETO generated under this arrangement are reflected in Predecessor parent company net investment.
ETO’s net investment in the operations of the USA Compression Predecessor is presented within the consolidated statements of changes in partners’ capital and predecessor parent company net investment. Predecessor parent company net investment represents the accumulated net earnings of the operations of the USA Compression Predecessor and accumulated net contributions from ETO. Net contributions for the period January 1, 2018 to April 1, 2018 were primarily comprised of intercompany operations and expense, cash clearing and other financing activities, and general and administrative cost allocations to the USA Compression Predecessor.
Revenue Recognition
Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs with the transfer of our services or goods. Revenue is measured as the amount of consideration we expect to receive in exchange for providing services or transferring goods. Incidental items, if any, that are immaterial in the context of the contract are recognized as expenses. Refer to Note 13 for more detailed information about revenue recognition for the years ended December 31, 2020, 2019 and 2018.
Income Taxes
We are organized as a partnership for U.S. federal and state income tax purposes. As a result, our partners are responsible for U.S. federal and state income taxes based upon their distributive share of the Partnership’s income, gain, loss, or deduction.  Texas imposes an entity-level income tax on partnerships that is based on Texas sourced taxable margin.  The Partnership has included in the consolidated financial statements a provision for Texas Margin Tax. Refer to Note 9 for more detailed information about the Texas Margin Tax for the years ended December 31, 2020, 2019 and 2018.
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
As of December 31, 2020, our financial instruments consisted primarily of cash and cash equivalents, trade accounts receivable, trade accounts payable and long-term debt. The book values of cash and cash equivalents, trade accounts receivable, and trade accounts payable are representative of fair value due to their short-term maturities. The carrying amount of our revolving credit facility approximates fair value due to the floating interest rates associated with the debt.
The fair value of our Senior Notes 2026 and Senior Notes 2027 were estimated using quoted prices in inactive markets and are considered Level 2 measurements.

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
The following table summarizes the aggregate principal amount and fair value of our Senior Notes 2026 and Senior Notes 2027 (in thousands):

	December 31,
	2020	2019
Senior Notes 2026, aggregate principal	$725,000	$725,000
Fair value of Senior Notes 2026	761,250	764,875
Senior Notes 2027, aggregate principal	750,000	750,000
Fair value of Senior Notes 2027	800,625	785,625
Nonrecurring Fair Value Measurements
During the first quarter of 2020 certain potential impairment indicators were identified, specifically (i) the decline in the market price of our common units, (ii) the decline in global commodity prices and (iii) the COVID-19 pandemic; which together indicated the fair value of the reporting unit was less than its carrying amount as of March 31, 2020. We performed a quantitative impairment test as of March 31, 2020 that resulted in a goodwill impairment of $619.4 million for the year ended December 31, 2020. Significant estimates used in our goodwill impairment analysis included cash flow forecasts, our estimate of the market’s weighted average cost of capital and market multiples, which are Level 3 inputs. Refer to Note 6 for further information on our goodwill impairment analysis.
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
(3)Acquisitions
The USA Compression Predecessor was deemed to be the accounting acquirer of the Partnership in the business combination because its ultimate parent company obtained control of the Partnership through its control of the General Partner. Consequently, the USA Compression Predecessor’s assets and liabilities retained their historical carrying values.  The Partnership’s assets acquired and liabilities assumed by the USA Compression Predecessor were recorded at their fair values measured as of the Transactions Date. The excess of the assumed purchase price of the Partnership over the estimated fair values of the Partnership’s net assets acquired were recorded as goodwill. The assumed purchase price and fair value of the Partnership was determined using a combination of an income and cost valuation methodology, the fair value of the Partnership’s common units as of the Transactions Date and the consideration paid by ET LP for the General Partner and IDRs.
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
________________________
(1)Goodwill recognized from the business combination primarily related to the value attributed to additional growth opportunities, synergies and operating leverage within the Partnership’s areas of operation.
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
Unaudited Pro Forma Financial Information
The following unaudited pro forma condensed financial information for the year ended December 31, 2018 gives effect to the Transactions as if they had occurred on January 1, 2018. The unaudited pro forma condensed financial information has been included for comparative purposes only and is not necessarily indicative of the results that might have occurred had the Transactions taken place on the dates indicated and is not intended to be a projection of future events. The pro forma adjustments for the periods presented consist of (i) adjustments to combine the USA Compression Predecessor’s and the Partnership’s historical results of operations for the periods, (ii) adjustments to interest expense to include interest expense for additional revolving credit facility borrowings and include the interest expense associated with our Senior Notes 2026 (see Note 10), (iii) adjustments to depreciation and amortization expense attributable to adjustments recorded as a result of the purchase price allocation to the Partnership’s assets and liabilities and (iv) adjustments to net loss attributable to common units and Class B Units attributable to distributions on the Partnership’s Preferred Units.

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
The following table presents the unaudited pro forma revenues, net loss and basic and diluted net loss per unit information for the year ended December 31, 2018 (in thousands, except per unit amounts):

Total revenues	$662,091
Net loss	(44,894)
Net loss attributable to common and Class B unitholders’ interests	(93,644)
Basic and diluted net loss per common unit and Class B Unit	(0.98)
The pro forma net loss for the year ended December 31, 2018 includes expenses that were a direct result of the Transactions, including $1.0 million in employee severance charges attributable to employees not retained by the Partnership subsequent to the Transactions and $21.7 million in transaction expenses, including advisory, audit and legal fees. These expenses were recognized by the Partnership as they were incurred during the period from January 1, 2018 to April 1, 2018, but because the USA Compression Predecessor’s historical condensed consolidated financial statements were reflected for that period, the condensed consolidated financial statements presented in accordance with GAAP for the year ended December 31, 2018 do not reflect such expenses incurred as a direct result of the Transactions.
(4)Trade Accounts Receivable
The allowance for credit losses, which was $5.0 million and $2.5 million as of December 31, 2020 and 2019, respectively, is our best estimate of the amount of probable credit losses included in our existing accounts receivable.
The following summarizes activity within our trade accounts receivable allowance for credit losses balance (in thousands):

Allowance for Credit Losses (1)
Balance, December 31, 2018	$1,705
Current-period provision for expected credit losses	1,050
Writeoffs charged against the allowance	(276)
Balance, December 31, 2019	2,479
Current-period provision for expected credit losses	3,700
Writeoffs charged against the allowance	(1,197)
Balance, December 31, 2020	$4,982
________________________
(1)On January 1, 2020, we adopted Topic 326 using the modified retrospective approach, refer to Note 2 for more information.
The potential negative impact to our customers of low crude oil prices during 2020, driven by decreased demand for and global oversupply of crude oil as a result of the COVID-19 pandemic, is the primary factor contributing to the increase to the allowance for credit losses for the year ended December 31, 2020. We cannot predict the duration of these conditions or the severity of their impact on our customers and the collectability of their accounts receivable.
During the year ended December 31, 2018, we recorded $0.6 million to the current-period provision for expected credit losses.
(5)Inventories
Components of inventories were as follows (in thousands):

	December 31,
	2020	2019
Serialized parts	$42,233	$43,890
Non-serialized parts	42,399	48,033
Total inventories	$84,632	$91,923

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
(6)    Property and Equipment, Identifiable Intangible Assets and Goodwill
Property and Equipment
Property and equipment consisted of the following (in thousands):

	December 31,
	2020	2019
Compression and treating equipment	$3,480,660	$3,384,985
Computer equipment	53,887	54,940
Automobiles and vehicles	33,412	33,544
Leasehold improvements	8,218	7,395
Buildings	5,334	8,639
Furniture and fixtures	1,110	1,543
Land	77	77
Total property and equipment, gross	3,582,698	3,491,123
Less: accumulated depreciation and amortization	(1,202,065)	(1,008,180)
Total property and equipment, net	$2,380,633	$2,482,943
Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Compression equipment, acquired new	25 years
Compression equipment, acquired used	5 - 25 years
Furniture and fixtures	3 - 10 years
Vehicles and computer equipment	1 - 10 years
Buildings	5 years
Leasehold improvements	5 years
Depreciation expense on property and equipment was $209.6 million, $202.0 million and $186.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
During the years ended December 31, 2020, 2019 and 2018, there were net losses on the disposition of assets of $0.1 million, $0.9 million and $13.0 million, respectively. For the year ended December 31, 2018, these net losses were primarily related to disposals of various property and equipment by the USA Compression Predecessor.
For the years ended December 31, 2020, 2019 and 2018, we evaluated the future deployment of our idle fleet under current market conditions and determined to retire 37, 33 and 103 compressor units, respectively, for a total of approximately 15,000, 11,000 and 33,000 horsepower, respectively, that were previously used to provide compression services in our business. As a result, we recorded impairments of compression equipment of $8.1 million, $5.9 million and $8.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
Identifiable Intangible Assets
Identifiable intangible assets, net consisted of the following (in thousands):

	Customer Relationships	Trade Names	Total
Gross balance at December 31, 2018	$485,162	$65,500	$550,662
Accumulated amortization	(156,105)	(31,386)	(187,491)
Net balance at December 31, 2019	$329,057	$34,114	$363,171

Gross balance at December 31, 2019	$485,162	$65,500	$550,662
Accumulated amortization	(182,210)	(34,661)	(216,871)
Net balance at December 31, 2020	$302,952	$30,839	$333,791
Amortization expense for the years ended December 31, 2020, 2019 and 2018 was $29.4 million, $29.4 million and $27.2 million, respectively. The expected amortization of the intangible assets for each of the five succeeding years is $29.4 million.
Goodwill
As of December 31, 2020 and 2019, the Partnership had $0 and $619.4 million of goodwill, respectively.
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
Based on the quantitative goodwill impairment test described above, our carrying amount exceeded fair value and as a result, we recognized a goodwill impairment of $619.4 million for the year ended December 31, 2020.
As of October 1, 2019 and 2018, we performed a qualitative assessment of relevant events and circumstances potentially indicating the likelihood of goodwill impairment. The qualitative assessment included weighting such factors as (i) macroeconomic conditions, (ii) industry and market considerations, (iii) cost factors, (iv) overall financial performance of the reporting unit, (v) other relevant entity-specific events, and (vi) consideration of whether there was a sustained decrease in the price of our units.  Upon completion of our qualitative assessment, we concluded that it was not more likely than not that the fair value of our single reporting unit was less than its carrying value and that our goodwill was not impaired for the years ended December 31, 2019 and 2018.

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
(7)    Other Current Liabilities
Components of other current liabilities included the following (in thousands):

	December 31,
	2020	2019
Accrued sales tax contingencies (1)	$44,923	$48,883
Accrued interest expense	31,125	31,210
Accrued payroll and benefits	8,416	10,687
Accrued unit-based compensation liability	9,183	7,120
Accrued capital expenditures	2,800	11,357
________________________
(1)Refer to Note 17 for further detailed information on the accrued sales tax contingencies.
(8)    Lease Accounting
On January 1, 2019, we adopted FASB Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC Topic 842”). ASC Topic 842 requires entities to recognize lease assets and liabilities on the balance sheet for all leases with a term of more than one year, including operating leases, which historically were not recorded on the balance sheet in accordance with the prior standard.
Lessee Accounting
We maintain both finance leases and operating leases, primarily related to office space, warehouse facilities and certain corporate equipment. Our leases have remaining lease terms of up to nine years, some of which include options that permit renewals for additional periods.
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

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
Supplemental balance sheet information related to leases consisted of the following (in thousands):

	December 31,
	2020	2019
Operating leases:
Lease right-of-use assets	$22,766	$18,317
Accrued liabilities	(3,108)	(2,451)
Operating lease liabilities	(21,220)	(17,343)
Finance leases:
Property and equipment, gross	$3,978	$7,268
Accumulated depreciation	(2,965)	(5,845)
Property and equipment, net	1,013	1,423
Accrued liabilities	(536)	(774)
Other liabilities	(1,014)	(1,550)
Components of lease expense consisted of the following (in thousands):

		Year Ended December 31,
	Income Statement Line Item	2020	2019
Operating lease costs:
Operating lease cost	Cost of operations, exclusive of depreciation and amortization	$2,874	$1,796
Operating lease cost	Selling, general and administrative	1,566	1,165
Total operating lease costs		4,440	2,961
Finance lease costs:
Amortization of lease assets	Depreciation and amortization	410	1,638
Short-term lease costs:
Short-term lease cost	Cost of operations, exclusive of depreciation and amortization	308	309
Short-term lease cost	Selling, general and administrative	38	34
Total short-term lease costs		346	343
Variable lease costs:
Variable lease cost	Cost of operations, exclusive of depreciation and amortization	263	226
Variable lease cost	Selling, general and administrative	1,126	1,130
Total variable lease costs		1,389	1,356
Total lease costs		$6,585	$6,298
The weighted average remaining lease terms and weighted average discount rates were as follows:

	Year Ended December 31,
	2020	2019
Weighted average remaining lease term:
Operating leases	8 years	8 years
Finance leases	3 years	4 years
Weighted average discount rate:
Operating leases	5.0%	4.9%
Finance leases	2.6%	2.6%

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
Supplemental cash flow information related to leases consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(4,321)	$(3,001)
Operating cash flows from finance leases	(509)	(788)
Financing cash flows from finance leases	(774)	(1,035)
ROU assets obtained in exchange for lease obligations:
Operating leases	$7,709	$17,367
Finance leases	—	259
Maturities of lease liabilities as of December 31, 2020 consisted of the following (in thousands):

	Operating Leases	Finance Leases	Total
2021	$4,241	$567	$4,808
2022	3,924	398	4,322
2023	3,562	369	3,931
2024	3,345	284	3,629
2025	3,281	—	3,281
Thereafter	11,264	—	11,264
Total lease payments	29,617	1,618	31,235
Less: present value discount	(5,289)	(68)	(5,357)
Present value of lease liabilities	$24,328	$1,550	$25,878
As of December 31, 2020, we have not entered into any additional leases that have not yet commenced.
Lessor Accounting
We granted a bargain purchase option to a customer with respect to certain compressor packages leased to the customer. The bargain purchase option provides the customer with an option to acquire the equipment at a value significantly less than the fair market value at the end of the lease term in 2021.
We accounted for this option as a sales type lease resulting in a current installment receivable included in other accounts receivable of $2.9 million and $4.0 million, and a long-term installment receivable included in other assets of $0 and $2.9 million as of December 31, 2020 and December 31, 2019, respectively.
As of December 31, 2020, there is no allowance for credit losses on our net investment in the sales-type lease based on our collections experience with the customer.
Revenue and interest income related to the lease is recognized over the lease term. We recognize maintenance revenue within contract operations revenue and interest income within interest expense, net. Maintenance revenue recognized for the years ended December 31, 2020, 2019 and 2018 was $1.3 million, $1.3 million and $1.0 million, respectively. Interest income recognized for the years ended December 31, 2020, 2019 and 2018 was $0.4 million, $0.7 million and $0.7 million, respectively.
Lease payments expected to be received subsequent to December 31, 2020 are as follows (in thousands):

Receivables
Total installment receivables (1)	$3,356
Less: present value discount	(431)
Present value of installment receivables	$2,925
________________________
(1)As discussed above, the installment receivable lease term ends in 2021.

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
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
Components of our income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current tax expense	$803	$810	$189
Deferred tax expense (benefit)	530	1,376	(2,663)
Total income tax expense (benefit)	$1,333	$2,186	$(2,474)
Deferred income tax balances are the direct effect of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the taxes are actually paid or recovered. The tax effects of temporary differences related to property and equipment, identifiable intangible assets and goodwill that gives rise to deferred tax assets (liabilities), included net within other liabilities, are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Goodwill	$4	$—
Deferred tax liabilities:
Property and equipment	(4,429)	(3,881)
Identifiable intangible assets	(21)	(35)
Total deferred tax liabilities	(4,450)	(3,916)
Deferred tax liabilities, net	$(4,446)	$(3,916)
FASB ASC Topic 740 Income Taxes (“Topic 740”) provides guidance on measurement and recognition in accounting for income tax uncertainties and provides related guidance on derecognition, classification, disclosure, interest, and penalties. As of December 31, 2020, we had no material unrecognized tax benefits (as defined in Topic 740). We do not expect to incur interest charges or penalties related to our tax positions, but if such charges or penalties are incurred, our policy is to account for interest charges and penalties as income tax expense in the Consolidated Statements of Operations. In general, we are not currently subject to examination by the IRS, and most state jurisdictions, for the 2014 and prior tax years.
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

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
(10)    Long-Term Debt
Our long-term debt, of which there is no current portion, consisted of the following (in thousands):

	December 31,
	2020	2019
Senior Notes 2026, aggregate principal	$725,000	$725,000
Senior Notes 2027, aggregate principal	750,000	750,000
Less: deferred financing costs, net of amortization	(21,805)	(25,362)
Total Senior Notes, net	1,453,195	1,449,638
Revolving Credit Facility	473,810	402,722
Total long-term debt, net	$1,927,005	$1,852,360
Revolving Credit Facility
On the Transactions Date, we entered into the Credit Agreement. The Credit Agreement has an aggregate commitment of $1.6 billion (subject to availability under our borrowing base), with a further potential increase of $400 million, and has a maturity date of April 2, 2023, which we expect to maintain for the term.
The Credit Agreement was amended on August 3, 2020 (the “Amendment Effective Date”) to amend, among other things, the requirements of certain covenants and the date on which certain covenants in the Credit Agreement must be met beginning on the Amendment Effective Date until the last day of the fiscal quarter ending December 31, 2021 (the “Covenant Relief Period”).
The Credit Agreement permits us to make distributions of available cash to unitholders so long as (i) no default under the facility has occurred, is continuing or would result from the distribution, (ii) immediately prior to and after giving effect to such distribution, we are in compliance with the facility’s financial covenants and (iii) immediately after giving effect to such distribution, we have availability under the Credit Agreement of at least $250 million (reverting back to $100 million after the Covenant Relief Period). In addition, the Credit Agreement contains various covenants that may limit, among other things, our ability to (subject to exceptions):
•grant liens;
•make certain loans or investments;
•incur additional indebtedness or guarantee other indebtedness;
•enter into transactions with affiliates;
•merge or consolidate;
•sell our assets; or
•make certain acquisitions.
The Credit Agreement also contains various financial covenants, including covenants requiring us to maintain:
•a minimum EBITDA to interest coverage ratio of 2.5 to 1.0, determined as of the last day of each fiscal quarter, for the annualized trailing three months; and
•a maximum funded debt to EBITDA ratio, determined as of the last day of each fiscal quarter, for the annualized trailing three months of (i) 5.75 to 1.00 for the fiscal quarters ending September 30, 2020 and December 31, 2020, (ii) 5.50 to 1.00 for the fiscal quarters ending March 31, 2021 and June 30, 2021 and (iii) 5.25 to 1.00 for the fiscal quarters ending September 30, 2021 and December 31, 2021 (reverting back to 5.00 to 1.00 after the Covenant Relief Period). In addition, the amendment provides that the 0.50 increase in maximum funded debt to EBITDA ratio applicable to certain future acquisitions (for the six consecutive month period in which any such acquisition occurs) is only available beginning with the fiscal quarter ending September 30, 2021, and in any case shall not increase the maximum funded debt to EBITDA ratio above 5.50 to 1.00.
In addition, during the Covenant Relief Period, the applicable margin for Eurodollar borrowings is increased from a range of 2.00% – 2.75% to a range of 2.25% – 3.00%. The amendment further provides that the Partnership becomes guarantor of the obligations of all other guarantors under the Credit Agreement.

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
If a default exists under the Credit Agreement, the lenders will be able to accelerate the maturity on the amount then outstanding and exercise other rights and remedies.
In connection with entering into the amended Credit Agreement, we paid certain upfront fees and arrangement fees to the arrangers, syndication agents and senior managing agents of the Credit Agreement in the amount of $14.3 million during the year ended December 31, 2018. In connection with the Credit Agreement amendment, we incurred arrangement fees, consent fees and other fees in the amount of $3.4 million during the year ended December 31, 2020. These fees were capitalized to loan costs and are amortized over the remaining term of the Credit Agreement.
As of December 31, 2020, we were in compliance with all of our covenants under the Credit Agreement.
As of December 31, 2020, we had outstanding borrowings under the Credit Agreement of $473.8 million, $1.1 billion of borrowing base availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $284.2 million. The borrowing base consists of eligible accounts receivable, inventory and compression units. The largest component, representing 95% of the borrowing base as of December 31, 2020, was eligible compression units. Eligible compression units consist of compressor packages that are under service contracts, leased or rented and carried in the financial statements as fixed assets.
Our weighted-average interest rate in effect for all borrowings under the Credit Agreement as of December 31, 2020 was 2.95%, with a weighted-average interest rate of 3.27% for the year ended December 31, 2020. There were no letters of credit issued as of December 31, 2020. We pay a commitment fee of 0.375% on the unused portion of the Credit Agreement.
The Credit Agreement is a “revolving credit facility” that includes a lock box arrangement, whereby remittances from customers are forwarded to a bank account controlled by the administrative agent and are applied to reduce borrowings under the facility. Amounts borrowed and repaid under the Credit Agreement may be re-borrowed.
Senior Notes 2027
On March 7, 2019, the Partnership and USA Compression Finance Corp. (“Finance Corp”) co-issued the Senior Notes 2027. The Senior Notes 2027 are due on September 1, 2027 and accrue interest from March 7, 2019 at the rate of 6.875% per year. Interest on the Senior Notes 2027 is payable semi-annually in arrears on each of March 1 and September 1, with the first such payment having occurred on September 1, 2019.
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

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
The indenture governing the Senior Notes 2027 (the “2027 Indenture”) contains certain financial ratios that we must comply with in order to make certain restricted payments as described in the 2027 Indenture. As of December 31, 2020, we were in compliance with such financial covenants under the 2027 Indenture.
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
Senior Notes 2026
On March 23, 2018, the Partnership and Finance Corp co-issued the Senior Notes 2026. The Senior Notes 2026 are due on April 1, 2026 and accrue interest from March 23, 2018 at the rate of 6.875% per year. Interest on the Senior Notes 2026 is payable semi-annually in arrears on each of April 1 and October 1, with the first such payment having occurred on October 1, 2018.
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
If we experience a change of control followed by a ratings decline, unless we have previously exercised or concurrently exercise our right to redeem the Senior Notes 2026 (as described above), we may be required to offer to repurchase the Senior Notes 2026 at a purchase price equal to 101% of the principal amount repurchased, plus accrued and unpaid interest, if any, to the repurchase date.

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
The indenture governing the Senior Notes 2026 (the “2026 Indenture”) contains certain financial ratios that we must comply with in order to make certain restricted payments as described in the 2026 Indenture. As of December 31, 2020, we were in compliance with such financial covenants under the 2026 Indenture.
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
Maturities of long-term debt for each of the five succeeding years are as follows (in thousands):

Year Ending December 31,
2021	$—
2022	—
2023	473,810
2024	—
2025	—
(11)    Preferred Units
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

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
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
As of December 31, 2020 and 2019, 500,000 Preferred Units were issued and outstanding.
We have declared and paid quarterly cash distributions per unit to our Preferred Unitholders of record as follows:

Payment date	Distribution per Preferred Unit
August 10, 2018 (1)	$24.107
November 9, 2018	24.375
Total 2018 distributions	$48.482

February 8, 2019	$24.375
May 10, 2019	24.375
August 9, 2019	24.375
November 8, 2019	24.375
Total 2019 distributions	$97.500

February 7, 2020	$24.375
May 8, 2020	24.375
August 10, 2020	24.375
November 6, 2020	24.375
Total 2020 distributions	$97.500
________________________
(1)Pro-rated initial distribution
Announced Quarterly Distribution
On January 14, 2021, we declared a cash distribution of $24.375 per unit on our Preferred Units. The distribution was paid on February 5, 2021 to unitholders of record as of the close of business on January 25, 2021.
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

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
currently redeemable and it is not probable that they will become redeemable, adjustment to the initial carrying value is not necessary and would only be required if it becomes probable that the Preferred Units would become redeemable.
Changes in the Preferred Units balance are summarized below (in thousands):

Preferred Units
Balance at December 31, 2017	$—
Issuance of Preferred Units on April 2, 2018, net	465,121
Net income allocated to Preferred Units	36,430
Cash distributions on Preferred Units	(24,242)
Balance at December 31, 2018	477,309
Net income allocated to Preferred Units	48,750
Cash distributions on Preferred Units	(48,750)
Balance at December 31, 2019	477,309
Net income allocated to Preferred Units	48,750
Cash distributions on Preferred Units	(48,750)
Balance at December 31, 2020	$477,309
Refer to Note 14 for information about the rights EIG Veteran Equity Aggregator, L.P. (along with its affiliated funds, “EIG”) has to designate one of the members of the Board.
(12)    Partners’ Capital
Common and Class B Units
The change in common units and Class B Units outstanding were as follows:

	Units outstanding
	Common	Class B
Number of units outstanding, December 31, 2018	89,983,790	6,397,965
Vesting of phantom units	189,637	—
Issuance of common units under the DRIP	60,584	—
Conversion of Class B Units to common units	6,397,965	(6,397,965)
Number of units outstanding, December 31, 2019	96,631,976	—
Vesting of phantom units	141,652	—
Issuance of common units under the DRIP	188,695	—
Number of units outstanding, December 31, 2020	96,962,323	—
As of December 31, 2020, ETO held 46,056,228 common units, including 8,000,000 common units held by the General Partner and controlled by ETO.
The limited partners holding our common units have the following rights, among others:
•right to receive distributions of our available cash within 45 days after the end of each quarter, so long as we have paid the required distributions on the Preferred Units for such quarter;
•right to transfer limited partner unit ownership to substitute limited partners;
•right to approve certain amendments of the Partnership Agreement;
•right to electronic access of an annual report, containing audited financial statements and a report on those financial statements by our independent public accountants within 90 days after the close of the fiscal year end; and
•right to receive information reasonably required for tax reporting purposes within 90 days after the close of the calendar year.

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
We have declared and paid quarterly distributions per unit to our limited partner unitholders of record, including holders of our common and phantom units, as follows (dollars in millions, except distribution per unit):

Payment Date	Distribution per Limited Partner Unit	Amount Paid to Common Unitholders	Amount Paid to Phantom Unitholders	Total Distribution
May 11, 2018	$0.525	$47.2	$0.4	$47.6
August 10, 2018	0.525	47.2	0.4	47.6
November 9, 2018	0.525	47.2	0.5	47.7
2018 total distributions	$1.575	$141.6	$1.3	$142.9

February 8, 2019	$0.525	$47.2	$0.7	$47.9
May 10, 2019	0.525	47.3	0.6	47.9
August 9, 2019	0.525	47.4	0.6	48.0
November 8, 2019	0.525	50.7	0.6	51.3
2019 total distributions	$2.10	$192.6	$2.5	$195.1

February 7, 2020	$0.525	$50.7	$0.9	$51.6
May 8, 2020	0.525	50.8	0.9	51.7
August 10, 2020	0.525	50.9	0.8	51.7
November 6, 2020	0.525	50.9	0.7	51.6
Total 2020 distributions	$2.10	$203.3	$3.3	$206.6
Announced Quarterly Distribution
On January 14, 2021, we announced a cash distribution of $0.525 per unit on our common units. The distribution was paid on February 5, 2021 to unitholders of record as of the close of business on January 25, 2021.
DRIP
During the years ended December 31, 2020, 2019 and 2018, distributions of $1.9 million, $1.0 million and $0.6 million, respectively, were reinvested under the DRIP resulting in the issuance of 188,695, 60,584 and 39,280 common units, respectively.
On August 5, 2020, we filed a registration statement on Form S-3 for the issuance of up to 5,000,000 units under the DRIP.

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
Warrants
As of December 31, 2020 and December 31, 2019, we had two tranches of warrants outstanding, which includes warrants to purchase (i) 5,000,000 common units with a strike price of $17.03 per common unit and (ii) 10,000,000 common units with a strike price of $19.59 per common unit. The Warrants may be exercised by the holders at any time before April 2, 2028.
The Warrants are presented within the equity section of the Consolidated Balance Sheets in accordance with GAAP as they are indexed to the Partnership’s own stock and require physical settlement or net share settlement. The Warrants were valued at issuance using the Black-Scholes-Merton model.
Loss Per Unit
The computations of loss per unit are based on the weighted average number of participating securities outstanding during the period. Basic loss per unit is determined by dividing net income (loss) allocated to participating securities after deducting the amount distributed on Preferred Units, by the weighted average number of participating securities outstanding during the period. Net loss attributable to unitholders is allocated to participating securities based on their respective shares of the distributed and undistributed earnings for the period. To the extent cash distributions exceed net loss attributable to unitholders for the period, the excess distributions are allocated to all participating securities outstanding based on their respective ownership percentages. Diluted earnings per unit are computed using the treasury stock method, which considers the potential issuance of limited partner units associated with our long-term incentive plan and warrants. The classes of participating securities include common units, Class B Units prior to July 30, 2019, and certain equity-based compensation awards. Unvested phantom units and unexercised warrants are not included in basic earnings per unit, as they are not considered to be participating securities, but are included in the calculation of diluted earnings per unit to the extent that they are dilutive, and in the case of warrants to the extent they are considered “in the money”.
For the years ended December 31, 2020, 2019 and 2018, approximately 634,000, 290,000 and 208,000 incremental unvested phantom units, respectively, were excluded from the calculation of diluted earnings per unit because the impact was anti-dilutive. Our outstanding warrants are not applicable to the computation as they are not considered “in the money” for the years ended December 31, 2020, 2019 or 2018.
(13)    Revenue Recognition
The following table disaggregates our revenue by type of service (in thousands):

	Year Ended December 31,
	2020	2019	2018
Contract operations revenue	$656,616	$681,472	$563,416
Retail parts and services revenue	11,067	16,893	20,936
Total revenues	$667,683	$698,365	$584,352
The following table disaggregates our revenue by timing of provision of services or transfer of goods (in thousands):

	Year Ended December 31,
	2020	2019	2018
Services provided over time:
Primary term	$458,479	$434,705	$288,299
Month-to-month	198,137	246,767	275,117
Total services provided over time	656,616	681,472	563,416
Services provided or goods transferred at a point in time	11,067	16,893	20,936
Total revenues	$667,683	$698,365	$584,352
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

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
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
Contract Assets
We record contract assets when we have completed performance under a contract but our right to consideration is not yet unconditional. We had no contract assets as of December 31, 2020 or 2019.
Deferred Revenue
We record deferred revenue when cash payments are received or due in advance of our performance. Components of deferred revenue were as follows:

		December 31,
	Balance sheet location	2020	2019
Current (1)	Deferred revenue	$47,202	$48,289
Noncurrent	Other liabilities	8,200	7,957
Total		$55,402	$56,246
________________________
(1)We recognized $45.8 million of revenue during the year ended December 31, 2020 related to our deferred revenue balance as of December 31, 2019.

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
Performance Obligations
As of December 31, 2020, the aggregate amount of transaction price allocated to unsatisfied performance obligations related to our contract operations revenue is $463.9 million. We expect to recognize these remaining performance obligations as follows (in thousands):

	2021	2022	2023	2024	2025	Total
Remaining performance obligations	$284,449	$114,769	$47,954	$16,442	$259	$463,873

(14) Transactions with Related Parties
We provide compression services to entities affiliated with ETO, which as of December 31, 2020, owned approximately 47% of our limited partner interests and 100% of the General Partner.
The following table summarizes the revenues from ETO on our consolidated statement of operations (in thousands):

	Year Ended December 31,
	2020	2019	2018
Related party revenues	$12,372	$19,967	$17,054
We had $0.1 million and $0.5 million within related party receivables on our consolidated balance sheets as of December 31, 2020 and December 31, 2019, respectively, from such affiliated ETO entities. Additionally, the Partnership had a $44.9 million related party receivable from ETO as of December 31, 2020 and December 31, 2019 related to indemnification for sales tax contingencies incurred by the USA Compression Predecessor. See Note 17 for more information related to such sales tax contingencies.
ETO provided certain benefits to the USA Compression Predecessor employees which did not continue following the Transactions Date. ETO provided medical, dental and other healthcare benefits to the USA Compression Predecessor employees. The total amount incurred by ETO for the benefit of the USA Compression Predecessor employees for the year ended December 31, 2018 was $1.9 million, which was allocated to the USA Compression Predecessor and recorded in operation and maintenance and general and administrative expenses, as appropriate. ETO also provided a matching contribution to the USA Compression Predecessor employees’ 401(k) accounts. The total amount of matching contributions incurred for the benefit of the USA Compression Predecessor employees for the year ended December 31, 2018 was $0.9 million, which was allocated to the USA Compression Predecessor and recorded in operation and maintenance and general and administrative expenses, as appropriate. ETO also provided a 3% profit sharing contribution to the 401(k) accounts for all USA Compression Predecessor employees with base compensation below a specified threshold. The contribution was in addition to the 401(k) matching contribution and employees became vested in the profit sharing contribution based on years of service.
ETO allocated certain overhead costs associated with general and administrative services, including salaries and benefits, facilities, insurance, information services, human resources and other support departments to the USA Compression Predecessor which did not continue following the Transactions Date. Where costs incurred on the USA Compression Predecessor’s behalf could not be determined by specific identification, the costs were primarily allocated to the USA Compression Predecessor based on an average percentage of fixed assets, net income (loss) and Adjusted EBITDA. The USA Compression Predecessor believes these allocations were a reasonable reflection of the utilization of services provided. However, the allocations may not fully reflect the expenses that would have been incurred had the USA Compression Predecessor been a standalone company during the periods presented. During the year ended December 31, 2018, ETO allocated general and administrative expenses of $1.8 million to the USA Compression Predecessor.
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

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
(15)    Unit-Based Compensation
Long-Term Incentive Plan
In connection with the Partnership’s initial public offering in January 2013, the board of directors of the General Partner (the “Board”) adopted the USA Compression Partners, LP 2013 Long-Term Incentive Plan (“LTIP”) for certain employees, consultants and directors of the General Partner and any of its affiliates who perform services for us. The LTIP provides for awards of unit options, unit appreciation rights, restricted units, phantom units, DERs, unit awards, profits interest units and other unit-based awards. On November 1, 2018 and effective the same day, the Board approved and adopted The First Amendment to the LTIP which, among other things, increased the number of common units of the Partnership available to be awarded under the LTIP by 8,590,000 common units (which brought the total number of common units available to be awarded under the LTIP to 10,000,000 common units) and extended the term of the LTIP until November 1, 2028. Awards that are forfeited, canceled, paid or otherwise terminate or expire without the actual delivery of common units will be available for delivery pursuant to other awards. The LTIP is administered by the Board or a committee thereof.
The General Partner’s executive officers, certain of its employees and certain of its independent directors were granted these awards to incentivize them to help drive our future success and to share in the economic benefits of that success. All employees with phantom units have a portion of their award settled in cash and a portion settled in common units upon vesting, unless otherwise approved by the Board. The amount that can be settled in cash is in excess of the employee’s minimum statutory tax-withholding rate. ASC Topic 718, Compensation – Stock Compensation, requires the entire amount of an award with such features to be accounted for as a liability. Under the liability method of accounting for unit-based compensation, we re-measure the fair value of the award at each financial statement date until the award vests or is forfeited. The fair value is measured using the market price of the Partnership’s common units. During the requisite service period (the vesting period of the awards), compensation cost is recognized using the proportionate amount of the award’s fair value that has been earned through service to date. Phantom units granted to independent directors do not have a cash settlement option and as such we account for these awards as equity. Each phantom unit is granted in tandem with a corresponding DER, which entitles the recipient to receive an amount in cash on a quarterly basis equal to the product of (a) the number of the recipient’s outstanding, unvested phantom units on the record date for such quarter and (b) the quarterly distribution declared by the Board for such quarter with respect to the Partnership’s common units.
During the years ended December 31, 2020 and 2019, and the period from the Transactions Date to December 31, 2018, an aggregate of 741,963, 717,869 and 1,136,447, respectively, phantom units (including the corresponding DERs) were granted under the LTIP to the General Partner’s executive officers and certain of its employees and independent directors. The phantom units (including the corresponding DERs) awarded are subject to restrictions on transferability, customary forfeiture provisions and time vesting provisions. Phantom unit awards granted after July 30, 2018 vest incrementally, with 60% of the phantom units vesting at the end of the third year following the grant and the remaining 40% vesting at the end of the fifth year following the grant. Phantom unit awards that were granted to employees of USAC Management prior to July 30, 2018 vest evenly over a three-year service period.
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

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
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
As of December 31, 2020 and 2019, our total unit-based compensation liability was $9.2 million and $7.1 million, respectively. During the years ended December 31, 2020, 2019 and 2018, we recognized $8.4 million, $10.8 million and $11.7 million of compensation expense associated with these awards, respectively, recorded in selling, general and administrative expense. During the years ended December 31, 2020, 2019 and 2018, amounts paid related to the cash settlement of vested awards under the LTIP were $1.1 million, $1.7 million and $4.4 million, respectively.
The total fair value and intrinsic value of the phantom units vested under the LTIP was $1.7 million, $4.6 million and $9.7 million for the years ended December 31, 2020 and 2019, and for the period from the Transactions Date to December 31, 2018, respectively.
The following table summarizes information regarding phantom unit awards for the periods presented:

	Number of Units	Weighted-Average Grant Date Fair Value per Unit
USA Compression Predecessor's phantom units outstanding at December 31, 2017	324,922	$27.10
Forfeited upon change in control, April 2, 2018	(324,922)	27.10
Assumed upon change in control, April 2, 2018 (1)	1,010,522	14.24
Granted (1)	1,136,447	15.47
Vested (1)	(571,892)	14.79
Forfeited (1)	(144,013)	17.85
Phantom units outstanding at December 31, 2018	1,431,064	$14.98
Granted	717,869	15.88
Vested	(301,329)	13.06
Forfeited	(45,620)	16.78
Phantom units outstanding at December 31, 2019	1,801,984	$15.09
Granted	741,963	12.55
Vested	(223,658)	17.27
Forfeited	(182,332)	15.36
Phantom units outstanding at December 31, 2020	2,137,957	$14.88
________________________
(1)Following the Transactions Date, the outstanding unvested phantom units granted by the USA Compression Predecessor were forfeited and the outstanding unvested phantom units granted by the Partnership prior to the Transactions Date were maintained. The number of units assumed upon change in control represent the Partnership’s unvested outstanding phantom units as of March 31, 2018. The subsequent number of units granted, vested and forfeited reflect activity following the Transactions Date through December 31, 2018.
The unrecognized compensation cost associated with phantom unit awards was an aggregate $19.7 million as of December 31, 2020. We expect to recognize the unrecognized compensation cost for these awards on a weighted-average basis over a period of 2.9 years.
(16)    Employee Benefit Plans
A 401(k) plan is available to all of our employees. The plan permits employees to contribute up to 20% of their salary, up to the statutory limits, which was $19,500 for 2020. The plan provides for discretionary matching contributions by us on an annual basis. Aggregate matching contributions made to employees’ 401(k) plans were $3.4 million and $3.4 million for the

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
years ended December 31, 2020 and 2019, and $3.2 million for the year ended December 31, 2018, including $0.9 million made by ETO to employees of the USA Compression Predecessor prior to the Transactions Date.
Refer to Note 14 for information about the 401(k) plan provided by ETO to employees of the USA Compression Predecessor.
(17)    Commitments and Contingencies
(a)Major Customers
We did not have revenue from any single customer representing 10% or more of total revenue for the years ended December 31, 2020, 2019 or 2018.
As of December 31, 2020, two customers accounted for 13% and 11% of our trade account receivables, net balance, respectively. As of December 31, 2019, no single customer accounted for 10% or more of our trade accounts receivables, net balance.
(b)Litigation
From time to time, we and our subsidiaries may be involved in various claims and litigation arising in the ordinary course of business. In management’s opinion, the resolution of such matters is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
(c)Sales Tax Contingencies
Our compliance with state and local sales tax regulations is subject to audit by various taxing authorities. Certain taxing authorities have either claimed or issued an assessment that specific operational processes, which we and other companies in our industry regularly conduct, result in transactions that are subject to state sales taxes. We and other companies in our industry have disputed these claims and assessments based on either existing tax statutes or published guidance by the taxing authorities.
We are currently in discussions with the Oklahoma Tax Commission (“OTC”) regarding its assessment. We believe it is reasonably possible that we could incur losses related to this assessment depending on whether the OTC accepts our position that the transactions are not taxable and we ultimately lose any and all subsequent legal challenges to such determination by the OTC. We estimate that the range of losses we could incur is from $0.0 million to approximately $20.0 million, including penalty and interest. The upper end of this range assumes that all compression services in Oklahoma are taxable, which we believe is remote.
The USA Compression Predecessor has several open audits with the Comptroller for certain periods prior to the Transactions Date wherein the Comptroller has challenged the applicability of the manufacturing exemption. Any liability for the periods prior to the Transactions Date will be covered by an indemnity between us and ETO. As of December 31, 2020 and 2019, we have recorded a $44.9 million accrued liability and $44.9 million related party receivable from ETO.
During January 2020, we entered into a compromise and settlement agreement with the Comptroller for the audit of the USA Compression Predecessor for the period from August 2006 to December 2007 for $4.0 million, which was paid by the USA Compression Predecessor’s former owner in February 2020. As of December 31, 2019, we recorded a $4.0 million asset from the USA Compression Predecessor’s former owner in other accounts receivable and a $4.0 million liability in accrued liabilities in our consolidated balance sheets.
(d)Environmental
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

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
(18)    Recent Accounting Pronouncements
In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (“Topic 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendment to Topic 848 provides relief from certain contract modification accounting requirements for the transition away from LIBOR and certain other reference rates. Adoption of the amendments in this update are optional, effective upon issuance and may be adopted during any interim or annual period through December 31, 2022. Modifications to our Credit Agreement during the effective period of this amendment will be assessed and if the modifications meet the criteria for the optional expedients and exceptions, we intend to adopt Topic 848 and apply the amendments as applicable.
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

	March 31,	June 30,	September 30,	December 31,
	2020 (1)	2020	2020	2020
Revenue	$178,999	$168,651	$161,666	$158,367
Operating income (loss)	$(569,710)	$34,894	$38,771	$31,193
Net income (loss)	$(602,461)	$2,684	$6,519	$(1,474)
Net loss attributable to common unitholders’ interests	$(614,648)	$(9,504)	$(5,669)	$(13,661)
Net loss per common unit – basic and diluted	$(6.36)	$(0.10)	$(0.06)	$(0.14)

	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019
Revenue	$170,746	$173,675	$175,756	$178,188
Operating income	$35,528	$42,891	$46,164	$43,801
Net income	$6,587	$9,949	$13,315	$9,281
Net income (loss) attributable to common and Class B unitholders’ interests	$(5,600)	$(2,239)	$1,127	$(2,906)
Net income (loss) per common unit – basic and diluted	$(0.02)	$0.01	$0.02	$(0.03)
Net loss per Class B Unit – basic and diluted	$(0.55)	$(0.51)	$(0.47)	$—
________________________
(1)During the three months ended March 31, 2020, we recognized a $619.4 million impairment of goodwill.