Form 10-Q
period 2021-03-31
USA Compression Partners, LP
filed 2021-05-04
CIK 1522727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of April 29, 2021, there were 97,022,290 common units outstanding.

i

GLOSSARY
The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

COVID-19	novel coronavirus 2019
Credit Agreement	Sixth Amended and Restated Credit Agreement by and among USA Compression Partners, LP, as borrower, USAC OpCo 2, LLC, USAC Leasing 2, LLC, USA Compression Partners, LLC, USAC Leasing, LLC, CDM Resource Management LLC, CDM Environmental & Technical Services LLC and USA Compression Finance Corp., the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as agent and a letter of credit issuer, JPMorgan Chase Bank, N.A., Barclays Bank PLC, Regions Capital Markets, a division of Regions Bank, RBC Capital Markets and Wells Fargo Bank, N.A., as joint lead arrangers and joint book runners, Barclays Bank PLC, Regions Bank, RBC Capital Markets and Wells Fargo Bank, N.A., as syndication agents, and MUFG Union Bank, N.A., SunTrust Bank and The Bank of Nova Scotia, as senior managing agents, as amended, and may be further amended from time to time
DERs	distribution equivalent rights
DRIP	distribution reinvestment plan
EBITDA	earnings before interest, taxes, depreciation and amortization
ETO	Energy Transfer Operating, L.P., for periods prior to its merger with Energy Transfer LP, and to Energy Transfer LP following such merger
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	generally accepted accounting principles of the United States of America
Preferred Units	Series A Preferred Units representing limited partner interests in USA Compression Partners, LP
SEC	United States Securities and Exchange Commission
Senior Notes 2026	$725.0 million aggregate principal amount of senior notes due on April 1, 2026
Senior Notes 2027	$750.0 million aggregate principal amount of senior notes due on September 1, 2027
U.S.	United States of America

ii

PART I.  FINANCIAL INFORMATION
ITEM 1.    Financial Statements
USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$99	$2
Accounts receivable:
Trade, net of allowances for credit losses of $3,541 and $4,982, respectively	69,685	63,727
Other	1,898	3,707
Related party receivables	44,923	45,043
Inventories	84,740	84,632
Prepaid expenses and other assets	2,923	2,444
Total current assets	204,268	199,555
Property and equipment, net	2,332,212	2,380,633
Lease right-of-use assets	22,220	22,766
Identifiable intangible assets, net	326,446	333,791
Other assets	10,805	11,955
Total assets	$2,895,951	$2,948,700
Liabilities, Preferred Units and Partners’ Capital
Current liabilities:
Accounts payable	$13,869	$13,531
Accrued liabilities	87,368	109,539
Deferred revenue	48,792	47,202
Total current liabilities	150,029	170,272
Long-term debt, net	1,956,751	1,927,005
Operating lease liabilities	20,643	21,220
Other liabilities	15,405	15,239
Total liabilities	2,142,828	2,133,736
Commitments and contingencies
Preferred Units	477,309	477,309
Partners’ capital:
Common units, 97,022 and 96,962 units issued and outstanding, respectively	261,835	323,676
Warrants	13,979	13,979
Total partners’ capital	275,814	337,655
Total liabilities, Preferred Units and partners’ capital	$2,895,951	$2,948,700
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per unit amounts)

	Three Months Ended March 31,
	2021	2020
Revenues:
Contract operations	$152,525	$172,794
Parts and service	2,038	3,048
Related party	2,950	3,157
Total revenues	157,513	178,999
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	48,628	59,165
Depreciation and amortization	61,030	58,762
Selling, general and administrative	13,800	12,385
Gain on disposition of assets	(1,255)	(1,014)
Impairment of compression equipment	2,550	—
Impairment of goodwill	—	619,411
Total costs and expenses	124,753	748,709
Operating income (loss)	32,760	(569,710)
Other income (expense):
Interest expense, net	(32,288)	(32,478)
Other	25	23
Total other expense	(32,263)	(32,455)
Net income (loss) before income tax expense	497	(602,165)
Income tax expense	126	296
Net income (loss)	371	(602,461)
Less: distributions on Preferred Units	(12,187)	(12,187)
Net loss attributable to common unitholders’ interests	$(11,816)	$(614,648)

Weighted average common units outstanding – basic and diluted	96,989	96,707

Basic and diluted net loss per common unit	$(0.12)	$(6.36)

Distributions declared per common unit for respective periods	$0.525	$0.525
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Changes in Partners’ Capital
(in thousands, except per unit amounts)

	For the Three Months Ended March 31, 2021
	Common units	Warrants	Total
Partners’ capital ending balance, December 31, 2020	$323,676	$13,979	$337,655
Vesting of phantom units	391	—	391
Distributions and DERs, $0.525 per unit	(50,931)	—	(50,931)
Issuance of common units under the DRIP	463	—	463
Unit-based compensation for equity classified awards	52	—	52
Net loss attributable to common unitholders’ interests	(11,816)	—	(11,816)
Partners’ capital ending balance, March 31, 2021	$261,835	$13,979	$275,814

	For the Three Months Ended March 31, 2020
	Common units	Warrants	Total
Partners’ capital ending balance, December 31, 2019	$1,166,619	$13,979	$1,180,598
Vesting of phantom units	1,065	—	1,065
Distributions and DERs, $0.525 per unit	(50,755)	—	(50,755)
Issuance of common units under the DRIP	301	—	301
Unit-based compensation for equity classified awards	55	—	55
Net loss attributable to common unitholders’ interests	(614,648)	—	(614,648)
Partners’ capital ending balance, March 31, 2020	$502,637	$13,979	$516,616
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$371	$(602,461)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	61,030	58,762
Provision for expected credit losses	(1,250)	1,500
Amortization of debt issuance costs	2,281	1,986
Unit-based compensation expense (benefit)	4,182	(1,829)
Deferred income tax expense (benefit)	(99)	123
Gain on disposition of assets	(1,255)	(1,014)
Impairment of compression equipment	2,550	—
Impairment of goodwill	—	619,411
Changes in assets and liabilities:
Accounts receivable and related party receivables, net	(2,779)	7,120
Inventories	(3,261)	(8,046)
Prepaid expenses and other current assets	(479)	(556)
Other assets	706	754
Accounts payable	1,316	5,036
Accrued liabilities and deferred revenue	(23,701)	(30,709)
Net cash provided by operating activities	39,612	50,077
Cash flows from investing activities:
Capital expenditures, net	(6,185)	(45,275)
Proceeds from disposition of property and equipment	420	1,881
Proceeds from insurance recovery	1,559	1,324
Net cash used in investing activities	(4,206)	(42,070)
Cash flows from financing activities:
Proceeds from revolving credit facility	190,511	250,008
Payments on revolving credit facility	(161,633)	(193,408)
Cash paid related to net settlement of unit-based awards	(289)	(644)
Cash distributions on common units	(51,571)	(51,381)
Cash distributions on Preferred Units	(12,187)	(12,187)
Deferred financing costs	—	(153)
Other	(140)	(250)
Net cash used in financing activities	(35,309)	(8,015)
Increase (decrease) in cash and cash equivalents	97	(8)
Cash and cash equivalents, beginning of period	2	10
Cash and cash equivalents, end of period	$99	$2

Supplemental cash flow information:
Cash paid for interest, net of capitalized amounts	$55,391	$56,046
Cash paid for income taxes	$13	$—
Supplemental non-cash transactions:
Non-cash distributions to certain common unitholders (DRIP)	$463	$301
Transfers from inventories to property and equipment	$3,139	$7,576
Changes in capital expenditures included in accounts payable and accrued liabilities	$(800)	$2,201
Financing costs included in accounts payable and accrued liabilities	$139	$268
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
USA Compression GP, LLC, a Delaware limited liability company, serves as our general partner and is referred to herein as the “General Partner.” As of March 31, 2021, the General Partner was wholly-owned by ETO. On April 1, 2021, Energy Transfer LP (“ET”), ETO and certain of their affiliates consummated an internal reorganization. In connection with the reorganization, ETO merged with and into ET, with ET surviving the merger (the “ETO Merger”). As a result of the ETO Merger, the General Partner became wholly-owned by ET.
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
In the opinion of our management, such financial information reflects all normal recurring adjustments necessary for a fair presentation of these interim unaudited condensed consolidated financial statements in accordance with GAAP. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2020 filed on February 16, 2021 (our “2020 Annual Report”).
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
Trade Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount.
Allowance for Credit Losses
We evaluate our allowance for credit losses related to our two financial assets measured at amortized cost: (i) trade accounts receivable and (ii) net investment in lease related to our sales-type lease discussed further in Note 7. Due to the short-

term nature of our trade accounts receivable, we consider the amortized cost to be the same as the carrying amount of the receivable, excluding the allowance for credit losses.
Our determination of the allowance for credit losses requires us to make estimates and judgments regarding our customers’ ability to pay amounts due and is the same process for both of our financial assets as they have similar risk characteristics. We continuously evaluate the financial strength of our customers and the overall business climate in which our customers operate and make adjustments to the allowance for credit losses as necessary. We evaluate the financial strength of our customers by reviewing the aging of their receivables, our collection experience with the customer, correspondence, financial information and third-party credit ratings. We evaluate the business climate in which our customers operate by reviewing various publicly available materials regarding our customers’ industry, including the solvency of various companies in the industry.
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
When property and equipment is retired or sold, its carrying value and the related accumulated depreciation are removed from our accounts and any associated gains or losses are recorded on the unaudited condensed consolidated statements of operations in the period of sale or disposition.
Capitalized interest is calculated by multiplying our monthly effective interest rate on outstanding debt by the amount of qualifying costs, which include upfront payments to acquire certain compression units. Capitalized interest was $3,000 and $142,000 for the three months ended March 31, 2021 and 2020, respectively.
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
Refer to Note 5 for more detailed information about impairment charges during the three months ended March 31, 2021 and 2020.
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
As of March 31, 2021, our financial instruments consisted primarily of cash and cash equivalents, trade accounts receivable, trade accounts payable and long-term debt. The book values of cash and cash equivalents, trade accounts receivable and trade accounts payable are representative of fair value due to their short-term maturities. The carrying amount of our revolving credit facility approximates fair value due to the floating interest rates associated with the debt.
The fair value of our Senior Notes 2026 and Senior Notes 2027 were estimated using quoted prices in inactive markets and are considered Level 2 measurements.
The following table summarizes the aggregate principal amount and fair value of our Senior Notes 2026 and Senior Notes 2027 (in thousands):

	March 31, 2021	December 31, 2020
Senior Notes 2026, aggregate principal	$725,000	$725,000
Fair value of Senior Notes 2026	743,125	761,250
Senior Notes 2027, aggregate principal	750,000	750,000
Fair value of Senior Notes 2027	776,250	800,625
Operating Segment
We operate in a single business segment, the compression services business.
(3) Trade Accounts Receivable
The allowance for credit losses, which was $3.5 million and $5.0 million as of March 31, 2021 and December 31, 2020, respectively, is our best estimate of the amount of probable credit losses included in our existing accounts receivable.

The following summarizes activity within our trade accounts receivable allowance for credit losses balance (in thousands):

Allowance for Credit Losses
Balance as of December 31, 2020	$4,982
Current-period provision for expected credit losses	(1,250)
Writeoffs charged against the allowance	(191)
Balance as of March 31, 2021	$3,541
For the three months ended March 31, 2021, we recognized a $1.3 million reversal of our provision for expected credit losses. Improved market conditions for customers due to a recovery in crude oil prices was the primary factor contributing to the decrease to the allowance for credit losses for the three months ended March 31, 2021.
For the three months ended March 31, 2020, we recognized a $1.5 million provision for expected credit losses. Low crude oil prices, driven by decreased demand for and global oversupply of crude oil as a result of the COVID-19 pandemic, was the primary factor contributing to the higher allowance for credit losses for the three months ended March 31, 2020.
(4)  Inventories
Components of inventories are as follows (in thousands):

	March 31, 2021	December 31, 2020
Serialized parts	$42,448	$42,233
Non-serialized parts	42,292	42,399
Total inventories	$84,740	$84,632

(5)  Property and Equipment, Identifiable Intangible Assets and Goodwill
Property and Equipment
Property and equipment consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Compression and treating equipment	$3,482,751	$3,480,660
Computer equipment	53,981	53,887
Automobiles and vehicles	33,276	33,412
Leasehold improvements	8,238	8,218
Buildings	5,334	5,334
Furniture and fixtures	1,111	1,110
Land	77	77
Total property and equipment, gross	3,584,768	3,582,698
Less: accumulated depreciation and amortization	(1,252,556)	(1,202,065)
Total property and equipment, net	$2,332,212	$2,380,633
Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Compression equipment, acquired new	25 years
Compression equipment, acquired used	5 - 25 years
Furniture and fixtures	3 - 10 years
Vehicles and computer equipment	1 - 10 years
Buildings	5 years
Leasehold improvements	5 years

Depreciation expense on property and equipment and gain on disposition of assets were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Depreciation expense	$53,685	$51,417
Gain on disposition of assets	1,255	1,014
As of March 31, 2021 and December 31, 2020, there was $2.0 million and $2.8 million, respectively, of property and equipment purchases in accounts payable and accrued liabilities.
On a quarterly basis, we evaluate the future deployment of our idle fleet under current market conditions. For the three months ended March 31, 2021, we determined to retire 12 compressor units for a total of approximately 5,600 horsepower that were previously used to provide compression services in our business. As a result, we recorded an impairment of compression equipment of $2.6 million for the three months ended March 31, 2021.
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
No impairment was recorded for the three months ended March 31, 2020.
Identifiable Intangible Assets
Identifiable intangible assets, net consisted of the following (in thousands):

	Customer Relationships	Trade Names	Total
Net balance as of December 31, 2020	$302,952	$30,839	$333,791
Amortization expense	(6,526)	(819)	(7,345)
Net balance as of March 31, 2021	$296,426	$30,020	$326,446
Accumulated amortization of intangible assets was $224.2 million and $216.9 million as of March 31, 2021 and December 31, 2020, respectively. The expected amortization of the intangible assets for each of the five succeeding years is $29.4 million.
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

(6)  Other Current Liabilities
Components of other current liabilities included the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued sales tax contingencies (1)	$44,923	$44,923
Accrued interest expense	5,839	31,125
Accrued payroll and benefits	7,361	8,416
Accrued unit-based compensation liability	11,529	9,183
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
We accounted for this option as a sales-type lease resulting in a current installment receivable included in other accounts receivable of $1.9 million and $2.9 million as of March 31, 2021 and December 31, 2020, respectively.
As of March 31, 2021, there is no allowance for credit losses on our net investment in the sales-type lease based on our collections experience with the customer.
Revenue and interest income related to the lease is recognized over the lease term. We recognize maintenance revenue within contract operations revenue and interest income within interest expense, net. Maintenance revenue and interest income were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Maintenance revenue	$323	$323
Interest income	48	124
Lease payments expected to be received subsequent to March 31, 2021 are as follows (in thousands):

Lease Payments
Total installment receivables (1)	1,938
Less: present value discount	(60)
Present value of installment receivables	$1,878
______________________
(1)As discussed above, the installment receivable lease term ends in 2021.
(8)  Long-term Debt
Our long-term debt, of which there is no current portion, consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Senior Notes 2026, aggregate principal	$725,000	$725,000
Senior Notes 2027, aggregate principal	750,000	750,000
Less: deferred financing costs, net of amortization	(20,937)	(21,805)
Total senior notes, net	1,454,063	1,453,195
Revolving credit facility	502,688	473,810
Total long-term debt, net	$1,956,751	$1,927,005

Revolving Credit Facility
As of March 31, 2021, we were in compliance with all of our covenants under the Credit Agreement. The Credit Agreement has an aggregate commitment of $1.6 billion (subject to availability under our borrowing base), with a further potential increase of $400 million, and has a maturity date of April 2, 2023, which we expect to maintain for the term.
As of March 31, 2021, we had outstanding borrowings under the Credit Agreement of $502.7 million, $1.1 billion of borrowing base availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $203.9 million. Our weighted average interest rate in effect for all borrowings under the Credit Agreement as of March 31, 2021 was 3.20%, with a weighted average interest rate of 3.06% for the three months ended March 31, 2021. There were no letters of credit issued as of March 31, 2021. We pay a commitment fee of 0.375% on the unused portion of the Credit Agreement.
The Credit Agreement was amended on August 3, 2020 (the “Amendment Effective Date”) to amend, among other things, the requirements of certain covenants and the date on which certain covenants in the Credit Agreement must be met beginning on the Amendment Effective Date until the last day of the fiscal quarter ending December 31, 2021 (the “Covenant Relief Period”).
The Credit Agreement permits us to make distributions of available cash to unitholders so long as (i) no default under the facility has occurred, is continuing or would result from the distribution, (ii) immediately prior to and after giving effect to such distribution, we are in compliance with the facility’s financial covenants and (iii) immediately prior to and after giving effect to such distribution, we have availability under the Credit Agreement of at least $250 million (reverting to $100 million after the Covenant Relief Period).
The Credit Agreement also contains various financial covenants, including covenants requiring us to maintain:
•a minimum EBITDA to interest coverage ratio of 2.5 to 1.0, determined as of the last day of each fiscal quarter, for the annualized trailing three months; and
•a maximum funded debt to EBITDA ratio, determined as of the last day of each fiscal quarter, for the annualized trailing three months of (i) 5.50 to 1.00 for the fiscal quarters ending March 31, 2021 and June 30, 2021 and (ii) 5.25 to 1.00 for the fiscal quarters ending September 30, 2021 and December 31, 2021 (reverting to 5.00 to 1.00 after the Covenant Relief Period). In addition, the amendment provides that the 0.50 increase in maximum funded debt to EBITDA ratio applicable to certain future acquisitions (for the six consecutive month period in which any such acquisition occurs) is only available beginning with the fiscal quarter ending September 30, 2021, and in any case shall not increase the maximum funded debt to EBITDA ratio above 5.50 to 1.00.
In addition, during the Covenant Relief Period, the applicable margin for Eurodollar borrowings is increased from a range of 2.00% – 2.75% to a range of 2.25% – 3.00%. The amendment further provides that the Partnership becomes guarantor of the secured obligations of all other guarantors under the Credit Agreement.
The Credit Agreement is a “revolving credit facility” that includes a lock box arrangement, whereby remittances from customers are forwarded to a bank account controlled by the administrative agent and are applied to reduce borrowings under the facility.
Senior Notes 2026
On March 23, 2018, the Partnership and its wholly owned finance subsidiary, USA Compression Finance Corp. (“Finance Corp”), co-issued the Senior Notes 2026. The Senior Notes 2026 mature on April 1, 2026 and accrue interest at the rate of 6.875% per year. Interest on the Senior Notes 2026 is payable semi-annually in arrears on each of April 1 and October 1.
The indenture governing the Senior Notes 2026 (the “2026 Indenture”) contains certain financial ratios that we must comply with in order to make certain restricted payments as described in the 2026 Indenture. As of March 31, 2021, we were in compliance with such financial covenants under the 2026 Indenture.
The Senior Notes 2026 are fully and unconditionally guaranteed (the “2026 Guarantees”), jointly and severally, on a senior unsecured basis by all of our existing subsidiaries (other than Finance Corp), and will be fully and unconditionally guaranteed, jointly and severally, by each of our future restricted subsidiaries that either borrows under, or guarantees, the Credit Agreement or guarantees certain of our other indebtedness (collectively, the “Guarantors”). The Senior Notes 2026 and the 2026 Guarantees are general unsecured obligations and rank equally in right of payment with all of the Guarantors’, Finance Corp’s, and our existing and future senior indebtedness and senior to the Guarantors’, Finance Corp’s, and our future subordinated indebtedness, if any. The Senior Notes 2026 and the 2026 Guarantees are effectively subordinated in right of payment to all of the Guarantors’, Finance Corp’s, and our existing and future secured debt, including debt under the Credit Agreement and guarantees thereof, to the extent of the value of the assets securing such debt, and are structurally subordinated to all indebtedness of any of our subsidiaries that do not guarantee the Senior Notes 2026.
Senior Notes 2027
On March 7, 2019, the Partnership and Finance Corp co-issued the Senior Notes 2027. The Senior Notes 2027 mature on September 1, 2027 and accrue interest at the rate of 6.875% per year. Interest on the Senior Notes 2027 is payable semi-annually in arrears on each of March 1 and September 1.
The indenture governing the Senior Notes 2027 (the “2027 Indenture”) contains certain financial ratios that we must comply with in order to make certain restricted payments as described in the 2027 Indenture. As of March 31, 2021, we were in compliance with such financial covenants under the 2027 Indenture.
The Senior Notes 2027 are fully and unconditionally guaranteed (the “2027 Guarantees”), jointly and severally, on a senior unsecured basis by the Guarantors. The Senior Notes 2027 and the 2027 Guarantees are general unsecured obligations and rank equally in right of payment with all of the Guarantors’, Finance Corp’s, and our existing and future senior indebtedness and senior to the Guarantors’, Finance Corp’s, and our future subordinated indebtedness, if any. The Senior Notes 2027 and the 2027 Guarantees are effectively subordinated in right of payment to all of the Guarantors’, Finance Corp’s, and our existing and future secured debt, including debt under the Credit Agreement and guarantees thereof, to the extent of the value of the assets securing such debt, and are structurally subordinated to all indebtedness of any of our subsidiaries that do not guarantee the Senior Notes 2027.
We have no assets or operations independent of our subsidiaries, and there are no significant restrictions upon our ability to obtain funds from our subsidiaries by dividend or loan. Each of the Guarantors is 100% owned by us. None of the assets of our subsidiaries represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act.
(9)  Preferred Units
We had 500,000 Preferred Units outstanding as of March 31, 2021 and December 31, 2020, respectively, with a face value of $1,000 per Preferred Unit.
The Preferred Units rank senior to the common units with respect to distributions and rights upon liquidation. The holders of the Preferred Units are entitled to receive cumulative quarterly cash distributions equal to $24.375 per Preferred Unit.
We have declared and paid quarterly cash distributions to the holders of the Preferred Units of record as follows:

Payment Date	Distribution per Preferred Unit
February 7, 2020	$24.375
May 8, 2020	24.375
August 10, 2020	24.375
November 6, 2020	24.375
2020 total distributions	$97.500

February 5, 2021	$24.375
Announced Quarterly Distribution
On April 14, 2021, we declared a cash distribution of $24.375 per unit on the Preferred Units. The distribution will be paid on May 7, 2021 to the holders of the Preferred Units of record as of close of business on April 26, 2021.

Changes in the Preferred Units balance are as follows (in thousands):

Preferred Units
Balance as of December 31, 2020	$477,309
Net income allocated to Preferred Units	12,187
Cash distributions on Preferred Units	(12,187)
Balance as of March 31, 2021	$477,309
Redemption and Conversion Features
The Preferred Units are convertible, at the option of the holder, into common units in accordance with the terms of our Second Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) as follows: one third are convertible on or after April 2, 2021, two thirds are convertible on or after April 2, 2022, and 100% are convertible on or after April 2, 2023. The conversion rate for the Preferred Units is the quotient of (a) the sum of (i) $1,000, plus (ii) any unpaid distributions on the applicable Preferred Unit, divided by (b) $20.0115 for each Preferred Unit. On or after April 2, 2023, we have the option to redeem all or any portion of the Preferred Units then outstanding, subject to certain minimum redemption threshold amounts, for a redemption price set forth in the Partnership Agreement. On or after April 2, 2028, each Preferred Unitholder will have the right to require us to redeem all or a portion of their Preferred Units, subject to certain minimum redemption threshold amounts, for a redemption price set forth in the Partnership Agreement, which we may elect to pay up to 50% in common units, subject to certain additional limits.
(10) Partners’ Capital
Common Units
The change in common units outstanding was as follows:

Units Outstanding
Number of units outstanding as of December 31, 2020	96,962,323
Vesting of phantom units	25,986
Issuance of common units under the DRIP	33,981
Number of units outstanding as of March 31, 2021	97,022,290
As of March 31, 2021, ETO held 46,056,228 common units, including 8,000,000 common units held by the General Partner and controlled by ETO.
Cash Distributions
We have declared and paid quarterly distributions per unit to our limited partner unitholders of record, including holders of our common units and phantom units, as follows (dollars in millions, except distribution per unit):

Payment Date	Distribution per Limited Partner Unit	Amount Paid to Common Unitholders	Amount Paid to Phantom Unitholders	Total Distribution
February 7, 2020	$0.525	$50.7	$0.9	$51.6
May 8, 2020	0.525	50.8	0.9	51.7
August 10, 2020	0.525	50.9	0.8	51.7
November 6, 2020	0.525	50.9	0.7	51.6
2020 total distributions	$2.10	$203.3	$3.3	$206.6

February 5, 2021	$0.525	$50.9	$1.1	$52.0
Announced Quarterly Distribution
On April 14, 2021, we announced a cash distribution of $0.525 per unit on our common units. The distribution will be paid on May 7, 2021 to common unitholders of record as of the close of business on April 26, 2021.

DRIP
During the three months ended March 31, 2021, distributions of $0.5 million were reinvested under the DRIP resulting in the issuance of 33,981 common units.
Warrants
As of March 31, 2021 and December 31, 2020, we had two tranches of warrants outstanding, which includes warrants to purchase (i) 5,000,000 common units with a strike price of $17.03 per common unit and (ii) 10,000,000 common units with a strike price of $19.59 per common unit (collectively, the “Warrants”). The Warrants may be exercised by the holders at any time before April 2, 2028.
Loss per Unit
The computation of loss per unit is based on the weighted average number of participating securities, which includes our common units and certain equity-based awards, outstanding during the applicable period. Basic loss per unit is determined by dividing net income (loss) allocated to participating securities after deducting the distributions on Preferred Units, by the weighted average number of participating securities outstanding during the period. Loss attributable to unitholders is allocated to participating securities based on their respective shares of the distributed and undistributed earnings for the period. To the extent cash distributions exceed net income (loss) attributable to unitholders for the period, the excess distributions are allocated to all participating securities outstanding based on their respective ownership percentages.
Diluted loss per unit is computed using the treasury stock method, which considers the potential issuance of limited partner units associated with our long-term incentive plan and Warrants. Unvested phantom units and unexercised Warrants are not included in basic loss per unit, as they are not considered to be participating securities, but are included in the calculation of diluted loss per unit to the extent they are dilutive, and in the case of Warrants to the extent they are considered “in the money.”
For the three months ended March 31, 2021 and 2020, approximately 710,000 and 489,000 incremental unvested phantom units, respectively, were excluded from the calculation of diluted loss per unit because the impact was anti-dilutive and our outstanding Warrants are not included in the computation as they are not considered “in the money” for either period.
(11) Revenue Recognition
Disaggregation of Revenue
The following table disaggregates our revenue by type of service (in thousands):

	Three Months Ended March 31,
	2021	2020
Contract operations revenue	$155,469	$175,902
Retail parts and services revenue	2,044	3,097
Total revenues	$157,513	$178,999
The following table disaggregates our revenue by timing of provision of services or transfer of goods (in thousands):

	Three Months Ended March 31,
	2021	2020
Services provided over time:
Primary term	$106,561	$120,362
Month-to-month	48,908	55,540
Total services provided over time	155,469	175,902
Services provided or goods transferred at a point in time	2,044	3,097
Total revenues	$157,513	$178,999
Contract Assets
We record contract assets when we have completed performance under a contract but our right to consideration is not yet unconditional. We had no contract assets as of March 31, 2021 and December 31, 2020.

Deferred Revenue
We record deferred revenue when cash payments are received or due in advance of our performance. Components of deferred revenue were as follows (in thousands):

	Balance sheet location	March 31, 2021	December 31, 2020
Current (1)	Deferred revenue	$48,792	$47,202
Noncurrent	Other liabilities	8,570	8,200
Total		$57,362	$55,402
______________________
(1)We recognized $39.3 million of revenue during the three months ended March 31, 2021 related to our deferred revenue balance as of December 31, 2020.
Performance Obligations
As of March 31, 2021, we had unsatisfied performance obligations related to our contract operations revenue of $467.4 million. We expect to recognize these remaining performance obligations as follows (in thousands):

	2021 (remainder)	2022	2023	2024	Thereafter	Total
Remaining performance obligations	$229,340	$144,444	$61,819	$24,907	$6,894	$467,404

(12) Transactions with Related Parties
We provide compression services to entities affiliated with ETO, which as of March 31, 2021 owned approximately 47% of our limited partner interests and 100% of the General Partner. Revenue recognized from such affiliated ETO entities on our unaudited condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Related party revenues	$2,950	$3,157
We had $0 and $120,000 within related party receivables and $6,000 and $0 within accounts payable on our unaudited condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively, from such affiliated ETO entities. Additionally, the Partnership had a $44.9 million related party receivable from ETO as of March 31, 2021 and December 31, 2020 related to indemnification for sales tax contingencies. See Note 13 for more information related to such sales tax contingencies.
(13) Commitments and Contingencies
(a)Major Customers
We did not have revenue from any single customer representing 10% or more of total revenue for the three months ended March 31, 2021 or 2020.
(b)Litigation
From time to time, we and our subsidiaries may be involved in various claims and litigation arising in the ordinary course of business. In management’s opinion, the resolution of such matters is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
(c)Sales Tax Contingencies
Our compliance with state and local sales tax regulations is subject to audit by various taxing authorities. Certain taxing authorities have either claimed or issued an assessment that specific operational processes, which we and others in our industry regularly conduct, result in transactions that are subject to state sales taxes. We and others in our industry have disputed these claims and assessments based on either existing tax statutes or published guidance by the taxing authorities.

We are currently in discussions with the Oklahoma Tax Commission (“OTC”) regarding its assessment. We believe it is reasonably possible that we could incur losses related to this assessment depending on whether the OTC accepts our position that the transactions are not taxable and we ultimately lose any and all subsequent legal challenges to such determination by the OTC. We estimate that the range of losses we could incur is from $0 to approximately $21.6 million, including penalty and interest. The upper end of this range assumes that all compression services in Oklahoma are taxable, which we believe is remote.
As of March 31, 2021 and December 31, 2020, we have recorded a $44.9 million accrued liability and $44.9 million related party receivable from ETO related to open audits with the Office of the Texas Comptroller of Public Accounts.
For more information, see Note 17 to the consolidated financial statements included in our 2020 Annual Report.
(14) Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2020-04, Reference Rate Reform (“Topic 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendment to Topic 848 provides relief from certain contract modification accounting requirements for the transition away from the London Interbank Offered Rate and certain other reference rates. Adoption of the amendments in this update are optional, effective upon issuance and may be adopted during any interim or annual period through December 31, 2022. Modifications to our Credit Agreement during the effective period of this amendment will be assessed and if the modifications meet the criteria for the optional expedients and exceptions, we intend to adopt Topic 848 and apply the amendments as applicable.
In August 2020, FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 changes how entities account for convertible instruments and contracts in an entity’s own equity, as well as updates guidance on earnings per unit and other related disclosures. The amendments in this update are effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020. We plan to adopt this new standard on January 1, 2022. We expect the impact on our disclosures will not be material and there to be no impact to our consolidated financial statements.

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
Known material factors that could cause our actual results to differ from those in these forward-looking statements are described in Part I, Item 1A “Risk Factors” of our 2020 Annual Report on Form 10-K, as well as our subsequent filings with the SEC. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:
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
•the severity and duration of world health events, including the COVID-19 outbreak, related economic repercussions, actions taken by governmental authorities and other third parties in response to the pandemic and the resulting disruption in the oil and gas industry and negative impact on demand for oil and gas, which continues to negatively impact our business;
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

	Three Months Ended March 31,		Percent Change
	2021	2020
Fleet horsepower (at period end) (1)	3,720,745	3,705,550	0.4%
Total available horsepower (at period end) (2)	3,724,885	3,727,905	(0.1)%
Revenue generating horsepower (at period end) (3)	2,987,627	3,316,666	(9.9)%
Average revenue generating horsepower (4)	2,994,418	3,320,724	(9.8)%
Average revenue per revenue generating horsepower per month (5)	$16.60	$16.89	(1.7)%
Revenue generating compression units (at period end)	3,942	4,516	(12.7)%
Average horsepower per revenue generating compression unit (6)	758	731	3.7%
Horsepower utilization (7):
At period end	83.1%	92.0%	(9.7)%
Average for the period (8)	83.1%	92.5%	(10.2)%
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
(7)Horsepower utilization is calculated as (i) the sum of (a) revenue generating horsepower, (b) horsepower in our fleet that is under contract but is not yet generating revenue, and (c) horsepower not yet in our fleet that is under contract but not yet generating revenue and that is subject to a purchase order, divided by (ii) total available horsepower less idle horsepower that is under repair. Horsepower utilization based on revenue generating horsepower and fleet horsepower as of March 31, 2021 and 2020 was 80.3% and 89.5%, respectively.
(8)Calculated as the average utilization for the months in the period based on utilization at the end of each month in the period. Average horsepower utilization based on revenue generating horsepower and fleet horsepower for the three months ended March 31, 2021 and 2020 was 80.4% and 89.8%, respectively.
The 0.4% increase in fleet horsepower as of March 31, 2021 compared to March 31, 2020 was primarily attributable to compression units added to our fleet primarily for specific customer demand of our compression services, partially offset by compression units impaired since the previous period. The 9.9% decrease in revenue generating horsepower as of March 31, 2021 compared to March 31, 2020 was primarily due to returns of compression units from our customers, which also caused a 12.7% decrease in revenue generating compression units over the same period. The returns of compression units from our customers were primarily due to a decrease in demand for compression services driven by decreased U.S. crude oil and natural gas activity since the previous period.

The 3.7% increase in average horsepower per revenue generating compression unit during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was driven primarily by the composition of compression unit returns. The 1.7% decrease in average revenue per revenue generating horsepower per month during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to reduced pricing in our small horsepower fleet.
Average horsepower utilization decreased to 83.1% during the three months ended March 31, 2021 compared to 92.5% during the three months ended March 31, 2020. The 10.2% decrease in average horsepower utilization is primarily due to an increase in our average idle horsepower from compression units returned to us. The increase in average idle horsepower is primarily due to a decrease in demand for compression services driven by decreased U.S. crude oil and natural gas activity since the previous period.
Average horsepower utilization based on revenue generating horsepower and fleet horsepower decreased to 80.4% during the three months ended March 31, 2021 compared to 89.8% during the three months ended March 31, 2020. The 10.5% decrease in average horsepower utilization based on revenue generating horsepower was primarily attributable to an increase in our average idle horsepower from compression units returned to us. The increase in average idle horsepower is primarily due to a decrease in demand for compression services driven by decreased U.S. crude oil and natural gas activity since the previous period.

Financial Results of Operations
Three months ended March 31, 2021 compared to the three months ended March 31, 2020
The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Three Months Ended March 31,		Percent Change
	2021	2020
Revenues:
Contract operations	$152,525	$172,794	(11.7)%
Parts and service	2,038	3,048	(33.1)%
Related party	2,950	3,157	(6.6)%
Total revenues	157,513	178,999	(12.0)%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	48,628	59,165	(17.8)%
Depreciation and amortization	61,030	58,762	3.9%
Selling, general and administrative	13,800	12,385	11.4%
Gain on disposition of assets	(1,255)	(1,014)	23.8%
Impairment of compression equipment	2,550	—	*
Impairment of goodwill	—	619,411	*
Total costs and expenses	124,753	748,709	*
Operating income (loss)	32,760	(569,710)	*
Other income (expense):
Interest expense, net	(32,288)	(32,478)	(0.6)%
Other	25	23	8.7%
Total other expense	(32,263)	(32,455)	(0.6)%
Net income (loss) before income tax expense	497	(602,165)	*
Income tax expense	126	296	(57.4)%
Net income (loss)	$371	$(602,461)	*
______________________
*Not meaningful
Contract operations revenue. The $20.3 million decrease in contract operations revenue for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to a decrease in demand for compression services driven by decreased U.S. crude oil and natural gas activity since the previous period. This decline in demand resulted in a 9.8% decrease in average revenue generating horsepower and a 1.7% decrease in average revenue per revenue generating horsepower per month which decreased to $16.60 for the three months ended March 31, 2021 compared to $16.89 for the three months ended March 31, 2020. Our contract operations revenue was not materially impacted by any renegotiations of our contracts during the period with our customers. Additionally, average revenue per revenue generating horsepower per month associated with our compression services provided on a month-to-month basis did not significantly differ from the average revenue per revenue generating horsepower per month associated with our compression services provided under contracts in their primary term during the period.
Parts and service revenue. The $1.0 million decrease in parts and service revenue for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily attributable to a reduction in maintenance work performed on units at our customers’ locations that are outside the scope of our core maintenance activities and offered as a courtesy to our customers, and freight and crane charges that are directly reimbursable by customers. Demand for retail parts and services fluctuates from period to period based on the varying needs of our customers.
Related party revenue. Related party revenue was earned through related party transactions in the ordinary course of business with various affiliated entities of ETO and was consistent period over period.
Cost of operations, exclusive of depreciation and amortization. The $10.5 million decrease in cost of operations, exclusive of depreciation and amortization, for the three months ended March 31, 2021 compared to the three months ended March 31,

2020 was primarily due to (1) a $4.2 million decrease in direct labor expenses, (2) a $3.8 million decrease in direct expenses, such as parts and fluids expenses, (3) a $0.9 million decrease in ad valorem tax expenses, (4) a $0.7 million decrease in retail parts and services expenses, which had a corresponding decrease in parts and service revenue, and (5) a $0.6 million decrease in training and other indirect expenses. The decreases in direct labor, parts, fluids, ad valorem tax, training and other indirect expenses are primarily driven by the decrease in average revenue generating horsepower and reduced headcount in the current period.
Depreciation and amortization expense. The $2.3 million increase in depreciation and amortization expense for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily related to compression unit overhauls and new compression units placed in service throughout 2020 to meet then existing demand by customers.
Selling, general and administrative expense. The $1.4 million increase in selling, general and administrative expense for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to (1) a $6.0 million increase in unit-based compensation expense, partially offset by (2) a $2.8 million decrease in the provision for expected credit losses and (3) a $1.5 million decrease in employee-related expenses.
The increase in unit-based compensation expense is primarily due to the overall increase in our unit price as of March 31, 2021 as compared to our unit price as of March 31, 2020, which experienced a sharp decrease driven by the decline in crude oil prices caused by the decreased demand due to the COVID-19 pandemic and the global oversupply of crude oil during that period, and the related mark-to-market change to our unit-based compensation liability. The change to the provision for expected credit losses is related to improved market conditions for customers due to a recovery in crude oil prices in the current period as compared to the prior period, where we made provision for the potential negative impact to our customers of low crude oil prices driven by decreased demand due to the COVID-19 pandemic and the global oversupply of crude oil during that time. The decrease in employee-related expenses is primarily due to reduced headcount in the current period.
Impairment of compression equipment. The $2.6 million impairment of compression equipment for the three months ended March 31, 2021 was primarily the result of our evaluations of the future deployment of our idle fleet under current market conditions. The primary causes for these impairments were: (i) units were not considered marketable in the foreseeable future, (ii) units were subject to excessive maintenance costs or (iii) units were unlikely to be accepted by customers due to certain performance characteristics of the unit, such as the inability to meet current quoting criteria without excessive retrofitting costs. These compression units were written down to their respective estimated salvage values, if any.
As a result of our evaluation during the three months ended March 31, 2021, we determined to retire 12 compressor units, for a total of approximately 5,600 horsepower, that were previously used to provide compression services in our business. No impairment was recorded for the three months ended March 31, 2020.
Impairment of goodwill. During the first quarter of 2020 certain potential impairment indicators of goodwill were identified, specifically (i) the decline in the market price of our common units, (ii) the decline in global commodity prices, and (iii) the COVID-19 pandemic; which together indicated the fair value of the reporting unit was less than its carrying amount as of March 31, 2020. We performed a quantitative goodwill impairment test as of March 31, 2020 and determined fair value using a weighted combination of the income approach and the market approach and, as a result, recognized a goodwill impairment of $619.4 million for the three months ended March 31, 2020. We had no remaining goodwill on our unaudited condensed consolidated balance sheets subsequent to the goodwill impairment for the three months ended March 31, 2020.
Interest expense, net. The $0.2 million decrease in interest expense, net for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily attributable to lower weighted average interest rates under the Credit Agreement, offset by increased borrowings under the Credit Agreement.
The weighted average interest rate applicable to borrowings under the Credit Agreement was 3.06% and 4.10% for the three months ended March 31, 2021 and 2020, respectively, and average outstanding borrowings under the Credit Agreement were $482.4 million and $414.2 million for the three months ended March 31, 2021 and 2020, respectively.

Other Financial Data
The following table summarizes other financial data for the periods presented (dollars in thousands):

Other Financial Data: (1)	Three Months Ended March 31,				Percent Change
	2021		2020
Gross margin	$47,855		$61,072		(21.6)%
Adjusted gross margin (2)	$108,885		$119,834		(9.1)%
Adjusted gross margin percentage (3)	69.1%		66.9%		3.3%
Adjusted EBITDA	$99,553		$106,184		(6.2)%
Adjusted EBITDA percentage (3)	63.2%		59.3%		6.6%
DCF	$52,580		$54,702		(3.9)%
DCF Coverage Ratio	1.03	x	1.08	x	(4.6)%
Cash Coverage Ratio	1.04	x	1.09	x	(4.6)%
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
Gross margin. The $13.2 million decrease in gross margin for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was due to (1) a $21.5 million decrease in revenues and (2) a $2.3 million increase in depreciation and amortization, offset by (3) a $10.5 million decrease in cost of operations, exclusive of depreciation and amortization.
Adjusted gross margin. The $10.9 million decrease in Adjusted gross margin for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was due to a $21.5 million decrease in revenues, offset by a $10.5 million decrease in cost of operations, exclusive of depreciation and amortization.
Adjusted EBITDA. The $6.6 million decrease in Adjusted EBITDA for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily attributable to a $10.9 million decrease in Adjusted gross margin, partially offset by a $4.5 million decrease in selling, general and administrative expenses, excluding unit-based compensation expense and severance charges.
DCF. The $2.1 million decrease in DCF for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily attributable to (1) a $10.9 million decrease in Adjusted gross margin, partially offset by (2) a $4.5 million decrease in selling, general and administrative expenses, excluding unit-based compensation expense and severance charges, and (3) a $4.3 million decrease in maintenance capital expenditures.
Coverage Ratios. The decrease in DCF Coverage Ratio and Cash Coverage Ratio for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily attributable to the decrease in DCF.
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
We typically utilize cash generated by operating activities and, where necessary, borrowings under the Credit Agreement to service our debt, fund working capital, fund our estimated expansion capital expenditures, fund our maintenance capital expenditures and pay distributions to our unitholders. In response to current market conditions, we have reduced our planned capital spending significantly for 2021 compared to previous years. However, if market conditions worsen, this could further reduce our cash generated by operating activities and increase our leverage. Covenants in the Credit Agreement and other debt instruments require that we maintain certain leverage ratios, and if we predict that we may violate those covenants in the future we could: (i) delay discretionary capital spending and reduce operating expenses; (ii) request an amendment to the Credit Agreement; (iii) reduce or suspend distributions to our unitholders; or (iv) issue equity securities, including under the DRIP.
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
We classify capital expenditures as maintenance or expansion on an individual asset basis. Over the long term, we expect that our maintenance capital expenditure requirements will continue to increase as the overall size and age of our fleet increases. Our aggregate maintenance capital expenditures for the three months ended March 31, 2021 and 2020 were $4.5 million and $8.8 million, respectively. We currently plan to spend approximately $22.0 million in maintenance capital expenditures for the year 2021, including parts consumed from inventory.
Without giving effect to any equipment we may acquire pursuant to any future acquisitions, we currently have budgeted between $30.0 million and $40.0 million in expansion capital expenditures for the year 2021. Our expansion capital expenditures for the three months ended March 31, 2021 and 2020 were $4.2 million and $46.5 million, respectively.
Cash Flows
The following table summarizes our sources and uses of cash for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$39,612	$50,077
Net cash used in investing activities	(4,206)	(42,070)
Net cash used in financing activities	(35,309)	(8,015)
Net cash provided by operating activities. The $10.5 million decrease in net cash provided by operating activities for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily attributable to an $8.7 million decrease in net income, as adjusted for non-cash items, and changes in working capital.
Net cash used in investing activities. The $37.9 million decrease in net cash used in investing activities for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily attributable to a $39.1 million decrease in capital expenditures, for purchases of new compression units, related equipment and reconfiguration costs, partially offset by a $1.5 million decrease in proceeds received from disposition of property and equipment.

Net cash used in financing activities. The $27.3 million increase in net cash used in financing activities for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily attributable to net borrowings of $28.9 million for the three months ended March 31, 2021 compared to $56.6 million for the three months ended March 31, 2020.
Revolving Credit Facility
As of March 31, 2021, we were in compliance with all of our covenants under the Credit Agreement. As of March 31, 2021, we had outstanding borrowings under the Credit Agreement of $502.7 million, $1.1 billion of borrowing base availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $203.9 million.
As of April 29, 2021, we had outstanding borrowings under the Credit Agreement of $479.2 million.
On the Amendment Effective Date, we amended the Credit Agreement to, among other items, increase the maximum funded debt to EBITDA ratio to (i) 5.50 to 1.00 for the fiscal quarters ending March 31, 2021 and June 30, 2021 and (ii) 5.25 to 1.00 for the fiscal quarters ending September 30, 2021 and December 31, 2021 (reverting to 5.00 to 1.00 for each fiscal quarter thereafter). In addition, the amendment provides that the 0.5 increase in maximum funded debt to EBITDA ratio applicable to certain future acquisitions (for the six consecutive month period in which any such acquisition occurs) is only available beginning with the fiscal quarter ending September 30, 2021, and in any case shall not increase the maximum funded debt to EBITDA ratio above 5.50 to 1.00.
The amendment also provides that, during the Covenant Relief Period, the availability requirement in order to make restricted payments from capital contributions and from available cash are each increased from $100 million to $250 million and the availability requirement in order to make prepayments of our senior notes, any subordinated indebtedness or any other indebtedness for borrowed money is increased from $100 million to $250 million. In addition, during the Covenant Relief Period, the applicable margin for Eurodollar borrowings is increased from a range of 2.00% – 2.75% to a range of 2.25% – 3.00%. The amendment further provides that the Partnership becomes guarantor of the secured obligations of all other guarantors under the Credit Agreement.
For a more detailed description of the Credit Agreement, see Note 8 to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this report and Note 10 to the consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” included in our 2020 Annual Report.
Senior Notes
As of March 31, 2021, we had $725.0 million and $750.0 million aggregate principal amount outstanding on our Senior Notes 2026 and Senior Notes 2027, respectively.
The Senior Notes 2026 mature on April 1, 2026 and accrue interest at the rate of 6.875% per year. Interest on the Senior Notes 2026 is payable semi-annually in arrears on each of April 1 and October 1.
The Senior Notes 2027 mature on September 1, 2027 and accrue interest at the rate of 6.875% per year. Interest on the Senior Notes 2027 is payable semi-annually in arrears on each of March 1 and September 1.
For more detailed descriptions of the Senior Notes 2026 and Senior Notes 2027, see Note 8 to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this report and Note 10 to the consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” included in our 2020 Annual Report.
DRIP
During the three months ended March 31, 2021, distributions of $0.5 million were reinvested under the DRIP resulting in the issuance of 33,981 common units. Such distributions are treated as non-cash transactions in the accompanying unaudited condensed consolidated statements of cash flows included under Part I, Item 1 “Financial Statements” of this report.
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
The following table reconciles Adjusted gross margin to gross margin, its most directly comparable GAAP financial measure, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Total revenues	$157,513	$178,999
Cost of operations, exclusive of depreciation and amortization	(48,628)	(59,165)
Depreciation and amortization	(61,030)	(58,762)
Gross margin	$47,855	$61,072
Depreciation and amortization	61,030	58,762
Adjusted gross margin	$108,885	$119,834
Adjusted EBITDA
We define EBITDA as net income (loss) before net interest expense, depreciation and amortization expense, and income tax expense. We define Adjusted EBITDA as EBITDA plus impairment of compression equipment, impairment of goodwill, interest income on capital lease, unit-based compensation expense (benefit), severance charges, certain transaction expenses, gain on disposition of assets and other. We view Adjusted EBITDA as one of management’s primary tools for evaluating our results of operations, and we track this item on a monthly basis both as an absolute amount and as a percentage of revenue compared to the prior month, year-to-date, prior year and budget. Adjusted EBITDA is used as a supplemental financial measure by our management and external users of our financial statements, such as investors and commercial banks, to assess:
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
Because we use capital assets, depreciation, impairment of compression equipment, gain on disposition of assets and the interest cost of acquiring compression equipment are also necessary elements of our costs. Unit-based compensation expense (benefit) related to equity awards to employees is also a necessary component of our business. Therefore, measures that exclude these elements have material limitations. To compensate for these limitations, we believe that it is important to consider both net income (loss) and net cash provided by operating activities determined under GAAP, as well as Adjusted EBITDA, to evaluate our financial performance and our liquidity. Our Adjusted EBITDA excludes some, but not all, items that affect net income (loss) and net cash provided by operating activities, and these measures may vary among companies. Management compensates for the limitations of Adjusted EBITDA as an analytical tool by reviewing the comparable GAAP measures, understanding the differences between the measures and incorporating this knowledge into their decision making processes.

The following table reconciles Adjusted EBITDA to net income (loss) and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$371	$(602,461)
Interest expense, net	32,288	32,478
Depreciation and amortization	61,030	58,762
Income tax expense	126	296
EBITDA	$93,815	$(510,925)
Interest income on capital lease	48	124
Unit-based compensation expense (benefit) (1)	4,182	(1,829)
Severance charges	213	417
Gain on disposition of assets	(1,255)	(1,014)
Impairment of compression equipment (2)	2,550	—
Impairment of goodwill (3)	—	619,411
Adjusted EBITDA	$99,553	$106,184
Interest expense, net	(32,288)	(32,478)
Non-cash interest expense	2,281	1,986
Income tax expense	(126)	(296)
Interest income on capital lease	(48)	(124)
Severance charges	(213)	(417)
Other	(1,349)	1,623
Changes in operating assets and liabilities	(28,198)	(26,401)
Net cash provided by operating activities	$39,612	$50,077
______________________
(1)For the three months ended March 31, 2021 and 2020, unit-based compensation expense included $1.1 million and $0.9 million, respectively, of cash payments related to quarterly payments of DERs on outstanding phantom unit awards. The remainder of the unit-based compensation expense (benefit) for all periods was primarily related to non-cash adjustments to the unit-based compensation liability.
(2)Represents non-cash charges incurred to write down long-lived assets with recorded values that are not expected to be recovered through future cash flows.
(3)For further discussion of our goodwill impairment recorded for the three months ended March 31, 2020, see “Financial Results of Operations” above and Note 5 to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this report.
Distributable Cash Flow
We define DCF as net income (loss) plus non-cash interest expense, non-cash income tax expense (benefit), depreciation and amortization expense, unit-based compensation expense (benefit), impairment of compression equipment, impairment of goodwill, certain transaction expenses, severance charges, gain on disposition of assets, proceeds from insurance recovery and other, less distributions on Preferred Units and maintenance capital expenditures.
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

Because we use capital assets, depreciation, impairment of compression equipment, gain on disposition of assets, the interest cost of acquiring compression equipment and maintenance capital expenditures are necessary elements of our costs. Unit-based compensation expense (benefit) related to equity awards to employees is also a necessary component of our business. Therefore, measures that exclude these elements have material limitations. To compensate for these limitations, we believe that it is important to consider both net income (loss) and net cash provided by operating activities determined under GAAP, as well as DCF, to evaluate our financial performance and our liquidity. Our DCF excludes some, but not all, items that affect net income (loss) and net cash provided by operating activities, and these measures may vary among companies. Management compensates for the limitations of DCF as an analytical tool by reviewing the comparable GAAP measures, understanding the differences between the measures and incorporating this knowledge into their decision making processes.
The following table reconciles DCF to net income (loss) and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$371	$(602,461)
Non-cash interest expense	2,281	1,986
Depreciation and amortization	61,030	58,762
Non-cash income tax expense (benefit)	(99)	123
Unit-based compensation expense (benefit) (1)	4,182	(1,829)
Severance charges	213	417
Gain on disposition of assets	(1,255)	(1,014)
Impairment of compression equipment (2)	2,550	—
Impairment of goodwill (3)	—	619,411
Distributions on Preferred Units	(12,187)	(12,187)
Proceeds from insurance recovery	—	336
Maintenance capital expenditures (4)	(4,506)	(8,842)
DCF	$52,580	$54,702
Maintenance capital expenditures	4,506	8,842
Severance charges	(213)	(417)
Distributions on Preferred Units	12,187	12,187
Other	(1,250)	1,164
Changes in operating assets and liabilities	(28,198)	(26,401)
Net cash provided by operating activities	$39,612	$50,077
______________________
(1)For the three months ended March 31, 2021 and 2020, unit-based compensation expense included $1.1 million and $0.9 million, respectively, of cash payments related to quarterly payments of DERs on outstanding phantom unit awards. The remainder of the unit-based compensation expense (benefit) for all periods was primarily related to non-cash adjustments to the unit-based compensation liability.
(2)Represents non-cash charges incurred to write down long-lived assets with recorded values that are not expected to be recovered through future cash flows.
(3)For further discussion of our goodwill impairment recorded for the three months ended March 31, 2020, see “Financial Results of Operations” above and Note 5 to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this report.
(4)Reflects actual maintenance capital expenditures for the period presented. Maintenance capital expenditures are capital expenditures made to maintain the operating capacity of our assets and extend their useful lives, replace partially or fully depreciated assets, or other capital expenditures that are incurred in maintaining our existing business and related cash flow.

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
The following table summarizes certain coverage ratios for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2021		2020
DCF	$52,580		$54,702

Distributions for DCF Coverage Ratio (1)	$50,937		$50,779

Distributions reinvested in the DRIP (2)	$401		$612

Distributions for Cash Coverage Ratio (3)	$50,536		$50,167

DCF Coverage Ratio	1.03	x	1.08	x

Cash Coverage Ratio	1.04	x	1.09	x
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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to any natural gas or crude oil in connection with our services and, accordingly, have no direct exposure to fluctuating commodity prices. However, the demand for our compression services depends upon the continued demand for, and production of, natural gas and crude oil. Sustained low natural gas or crude oil prices over the long term could result in a decline in the production of natural gas or crude oil, which could result in reduced demand for our compression services. We do not intend to hedge our indirect exposure to fluctuating commodity prices. A one percent decrease in average revenue generating horsepower for the three months ended March 31, 2021 would result in an annual decrease of approximately $6.0 million in revenue and $4.1 million in Adjusted gross margin. Adjusted gross margin is a non-GAAP financial measure. For a reconciliation of Adjusted gross margin to gross margin, its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” of this report.
Interest Rate Risk
We are exposed to market risk due to variable interest rates under our financing arrangements.
As of March 31, 2021, we had $502.7 million of variable-rate indebtedness outstanding at a weighted average interest rate of 3.20%. A one percent increase or decrease in the effective interest rate on our variable-rate outstanding debt as of March 31, 2021 would result in an annual increase or decrease in our interest expense of approximately $5.0 million.
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

ITEM 4.    Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021 at the reasonable assurance level.
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
ITEM 1A.    Risk Factors
Security holders and potential investors in our securities should carefully consider the risk factors set forth in Part I, Item 1A. “Risk Factors” of our 2020 Annual Report and in subsequent filings we make with the SEC. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.
ITEM 6.    Exhibits
The following documents are filed, furnished or incorporated by reference as part of this report:

Exhibit Number	Description
3.1
Certificate of Limited Partnership of USA Compression Partners, LP (incorporated by reference to Exhibit 3.1 to Amendment No. 3 of the Partnership’s registration statement on Form S-1 (Registration No. 333-174803) filed on December 21, 2011)

3.2
Second Amended and Restated Agreement of Limited Partnership of USA Compression Partners, LP (incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on April 6, 2018)

22.1
List of Subsidiary Guarantors and Co-Issuer (incorporated by reference to Exhibit 22.1 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-35779) filed on February 16, 2021)

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
101.1*
The following materials from USA Compression Partners, LP’s Quarterly Report on Form 10-Q for the three months ended March 31, 2021 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) our Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (ii) our Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, (iii) our Consolidated Statements of Changes in Partners’ Capital for the three months ended March 31, 2021 and 2020, (iv) our Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, and (v) the related notes to our consolidated financial statements.

104*	The cover page from this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, formatted in Inline XBRL (included with Exhibit 101)
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

May 4, 2021	USA COMPRESSION PARTNERS, LP

	By:	USA Compression GP, LLC its General Partner

	By:	/s/ Matthew C. Liuzzi
Matthew C. Liuzzi
Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

	By:	/s/ G. Tracy Owens
G. Tracy Owens
Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)