Form 10-Q
period 2021-09-30
USA Compression Partners, LP
filed 2021-11-02
CIK 1522727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of October 28, 2021, there were 97,096,137 common units outstanding.

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

ii

PART I.  FINANCIAL INFORMATION
ITEM 1.    Financial Statements
USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$250	$2
Accounts receivable:
Trade, net of allowances for credit losses of $2,388 and $4,982, respectively	63,077	63,727
Other	40	3,707
Related party receivables	45,004	45,043
Inventories	84,527	84,632
Prepaid expenses and other assets	6,041	2,444
Total current assets	198,939	199,555
Property and equipment, net	2,256,930	2,380,633
Lease right-of-use assets	20,927	22,766
Identifiable intangible assets, net	311,756	333,791
Other assets	7,999	11,955
Total assets	$2,796,551	$2,948,700
Liabilities, Preferred Units and Partners’ Capital
Current liabilities:
Accounts payable	$16,564	$13,531
Accrued liabilities	101,319	109,539
Deferred revenue	49,576	47,202
Total current liabilities	167,459	170,272
Long-term debt, net	1,961,697	1,927,005
Operating lease liabilities	19,313	21,220
Other liabilities	13,248	15,239
Total liabilities	2,161,717	2,133,736
Commitments and contingencies
Preferred Units	477,309	477,309
Partners’ capital:
Common units, 97,096 and 96,962 units issued and outstanding, respectively	143,546	323,676
Warrants	13,979	13,979
Total partners’ capital	157,525	337,655
Total liabilities, Preferred Units and partners’ capital	$2,796,551	$2,948,700
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Contract operations	$151,622	$156,632	$455,947	$492,419
Parts and service	4,122	1,986	7,978	7,770
Related party	2,883	3,048	8,777	9,127
Total revenues	158,627	161,666	472,702	509,316
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	49,159	46,715	143,391	155,848
Depreciation and amortization	59,265	60,072	179,522	179,172
Selling, general and administrative	13,524	12,716	42,612	45,416
Loss (gain) on disposition of assets	48	1,686	(2,312)	(115)
Impairment of compression equipment	—	1,706	4,953	5,629
Impairment of goodwill	—	—	—	619,411
Total costs and expenses	121,996	122,895	368,166	1,005,361
Operating income (loss)	36,631	38,771	104,536	(496,045)
Other income (expense):
Interest expense, net	(32,222)	(32,004)	(96,860)	(96,297)
Other	18	20	88	67
Total other expense	(32,204)	(31,984)	(96,772)	(96,230)
Net income (loss) before income tax expense	4,427	6,787	7,764	(592,275)
Income tax expense	312	268	590	983
Net income (loss)	4,115	6,519	7,174	(593,258)
Less: distributions on Preferred Units	(12,188)	(12,188)	(36,563)	(36,563)
Net loss attributable to common unitholders’ interests	$(8,073)	$(5,669)	$(29,389)	$(629,821)

Weighted average common units outstanding – basic and diluted	97,085	96,882	97,039	96,776

Basic and diluted net loss per common unit	$(0.08)	$(0.06)	$(0.30)	$(6.51)

Distributions declared per common unit for respective periods	$0.525	$0.525	$1.575	$1.575
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Changes in Partners’ Capital
(in thousands, except per unit amounts)

	For the Nine Months Ended September 30, 2021
	Common units	Warrants	Total
Partners’ capital ending balance, December 31, 2020	$323,676	$13,979	$337,655
Vesting of phantom units	391	—	391
Distributions and DERs, $0.525 per unit	(50,931)	—	(50,931)
Issuance of common units under the DRIP	463	—	463
Unit-based compensation for equity classified awards	52	—	52
Net loss attributable to common unitholders’ interests	(11,816)	—	(11,816)
Partners’ capital ending balance, March 31, 2021	261,835	13,979	275,814
Vesting of phantom units	277	—	277
Distributions and DERs, $0.525 per unit	(50,963)	—	(50,963)
Issuance of common units under the DRIP	402	—	402
Unit-based compensation for equity classified awards	54	—	54
Net loss attributable to common unitholders’ interests	(9,500)	—	(9,500)
Partners’ capital ending balance, June 30, 2021	202,105	13,979	216,084
Vesting of phantom units	9	—	9
Distributions and DERs, $0.525 per unit	(50,987)	—	(50,987)
Issuance of common units under the DRIP	438	—	438
Unit-based compensation for equity classified awards	54	—	54
Net loss attributable to common unitholders’ interests	(8,073)	—	(8,073)
Partners’ capital ending balance, September 30, 2021	$143,546	$13,979	$157,525

	For the Nine Months Ended September 30, 2020
	Common units	Warrants	Total
Partners’ capital ending balance, December 31, 2019	$1,166,619	$13,979	$1,180,598
Vesting of phantom units	1,065	—	1,065
Distributions and DERs, $0.525 per unit	(50,755)	—	(50,755)
Issuance of common units under the DRIP	301	—	301
Unit-based compensation for equity classified awards	55	—	55
Net loss attributable to common unitholders’ interests	(614,648)	—	(614,648)
Partners’ capital ending balance, March 31, 2020	502,637	13,979	516,616
Vesting of phantom units	659	—	659
Distributions and DERs, $0.525 per unit	(50,801)	—	(50,801)
Issuance of common units under the DRIP	612	—	612
Unit-based compensation for equity classified awards	56	—	56
Net loss attributable to common unitholders’ interests	(9,504)	—	(9,504)
Partners’ capital ending balance, June 30, 2020	443,659	13,979	457,638
Vesting of phantom units	20	—	20
Distributions and DERs, $0.525 per unit	(50,874)	—	(50,874)
Issuance of common units under the DRIP	499	—	499
Unit-based compensation for equity classified awards	55	—	55
Net loss attributable to common unitholders’ interests	(5,669)	—	(5,669)
Partners’ capital ending balance, September 30, 2020	$387,690	$13,979	$401,669
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$7,174	$(593,258)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	179,522	179,172
Provision for expected credit losses	(2,400)	3,700
Amortization of debt issuance costs	6,866	6,113
Unit-based compensation expense	11,924	4,071
Deferred income tax expense (benefit)	(101)	350
Gain on disposition of assets	(2,312)	(115)
Impairment of compression equipment	4,953	5,629
Impairment of goodwill	—	619,411
Changes in assets and liabilities:
Accounts receivable and related party receivables, net	4,878	14,403
Inventories	(10,147)	(12,106)
Prepaid expenses and other current assets	(3,596)	(735)
Other assets	2,685	2,445
Accounts payable	3,461	(4,097)
Accrued liabilities and deferred revenue	(18,539)	(31,161)
Other liabilities	—	1,829
Net cash provided by operating activities	184,368	195,651
Cash flows from investing activities:
Capital expenditures, net	(29,393)	(97,881)
Proceeds from disposition of property and equipment	4,168	2,367
Proceeds from insurance recovery	1,559	1,324
Net cash used in investing activities	(23,666)	(94,190)
Cash flows from financing activities:
Proceeds from revolving credit facility	528,515	628,804
Payments on revolving credit facility	(496,608)	(534,628)
Cash paid related to net settlement of unit-based awards	(461)	(1,125)
Cash distributions on common units	(154,768)	(153,541)
Cash distributions on Preferred Units	(36,563)	(36,563)
Deferred financing costs	(164)	(3,780)
Other	(405)	(636)
Net cash used in financing activities	(160,454)	(101,469)
Increase (decrease) in cash and cash equivalents	248	(8)
Cash and cash equivalents, beginning of period	2	10
Cash and cash equivalents, end of period	$250	$2

Supplemental cash flow information:
Cash paid for interest, net of capitalized amounts	$115,737	$115,973
Cash paid for income taxes	$819	$633
Supplemental non-cash transactions:
Non-cash distributions to certain common unitholders (DRIP)	$1,303	$1,412
Transfers from inventories to property and equipment	$9,807	$13,401
Changes in capital expenditures included in accounts payable and accrued liabilities	$199	$(9,536)
Financing costs included in accounts payable and accrued liabilities	$120	$115
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
In the opinion of our management, such financial information reflects all normal recurring adjustments necessary for a fair presentation of these interim unaudited condensed consolidated financial statements in accordance with GAAP. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2020 filed on February 16, 2021 (our “2020 Annual Report”).
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
Capitalized interest is calculated by multiplying our monthly effective interest rate on outstanding debt by the amount of qualifying costs, which include upfront payments to acquire certain compression units. Capitalized interest was approximately $51,000 and $152,000 for the three and nine months ended September 30, 2021, respectively, and approximately $6,000 and $192,000 for the three and nine months ended September 30, 2020, respectively.
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
Refer to Note 5 for more detailed information about impairment charges during the three and nine months ended September 30, 2021 and 2020.
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
As of September 30, 2021, our financial instruments consisted primarily of cash and cash equivalents, trade accounts receivable, trade accounts payable and long-term debt. The book values of cash and cash equivalents, trade accounts receivable and trade accounts payable are representative of fair value due to their short-term maturities. The carrying amount of our revolving credit facility approximates fair value due to the floating interest rates associated with the debt.
The fair value of our Senior Notes 2026 and Senior Notes 2027 were estimated using quoted prices in inactive markets and are considered Level 2 measurements.
The following table summarizes the aggregate principal amount and fair value of our Senior Notes 2026 and Senior Notes 2027 (in thousands):

	September 30, 2021	December 31, 2020
Senior Notes 2026, aggregate principal	$725,000	$725,000
Fair value of Senior Notes 2026	756,719	761,250
Senior Notes 2027, aggregate principal	750,000	750,000
Fair value of Senior Notes 2027	795,000	800,625
Operating Segment
We operate in a single business segment, the compression services business.
(3) Trade Accounts Receivable
The allowance for credit losses, which was $2.4 million and $5.0 million as of September 30, 2021 and December 31, 2020, respectively, is our best estimate of the amount of probable credit losses included in our existing accounts receivable.

The following summarizes activity within our trade accounts receivable allowance for credit losses balance (in thousands):

Allowance for Credit Losses
Balance as of December 31, 2020	$4,982
Current-period provision for expected credit losses	(2,400)
Writeoffs charged against the allowance	(194)
Balance as of September 30, 2021	$2,388
For the three and nine months ended September 30, 2021, we recognized a reversal of $1.1 million and $2.4 million of our provision for expected credit losses, respectively. Improved market conditions for customers due to the recovery in crude oil prices and higher natural gas prices was the primary factor contributing to the decrease to the allowance for credit losses for the three and nine months ended September 30, 2021.
For the nine months ended September 30, 2020, we recognized a $3.7 million provision for expected credit losses. Low crude oil prices, driven by decreased demand for and global oversupply of crude oil as a result of the COVID-19 pandemic, was the primary factor contributing to the higher allowance for credit losses for the nine months ended September 30, 2020.
(4)  Inventories
Components of inventories are as follows (in thousands):

	September 30, 2021	December 31, 2020
Serialized parts	$43,227	$42,233
Non-serialized parts	41,300	42,399
Total inventories	$84,527	$84,632
(5)  Property and Equipment, Identifiable Intangible Assets and Goodwill
Property and Equipment
Property and equipment consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Compression and treating equipment	$3,507,337	$3,480,660
Computer equipment	54,021	53,887
Automobiles and vehicles	32,084	33,412
Leasehold improvements	8,679	8,218
Buildings	5,334	5,334
Furniture and fixtures	1,105	1,110
Land	77	77
Total property and equipment, gross	3,608,637	3,582,698
Less: accumulated depreciation and amortization	(1,351,707)	(1,202,065)
Total property and equipment, net	$2,256,930	$2,380,633

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Compression equipment, acquired new	25 years
Compression equipment, acquired used	5 - 25 years
Furniture and fixtures	3 - 10 years
Vehicles and computer equipment	1 - 10 years
Buildings	5 years
Leasehold improvements	5 years
Depreciation expense on property and equipment and loss (gain) on disposition of assets were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Depreciation expense	$51,920	$52,727	$157,487	$157,137
Loss (gain) on disposition of assets	48	1,686	(2,312)	(115)
As of September 30, 2021 and December 31, 2020, there was $3.0 million and $2.8 million, respectively, of property and equipment purchases in accounts payable and accrued liabilities.
On a quarterly basis, we evaluate the future deployment of our idle fleet under current market conditions. For the nine months ended September 30, 2021, we determined to retire 22 compressor units for a total of approximately 9,600 horsepower that were previously used to provide compression services in our business. As a result, we recorded an impairment of compression equipment of $5.0 million for the nine months ended September 30, 2021.
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
Identifiable Intangible Assets
Identifiable intangible assets, net consisted of the following (in thousands):

	Customer Relationships	Trade Names	Total
Net balance as of December 31, 2020	$302,952	$30,839	$333,791
Amortization expense	(19,579)	(2,456)	(22,035)
Net balance as of September 30, 2021	$283,373	$28,383	$311,756
Accumulated amortization of intangible assets was $238.9 million and $216.9 million as of September 30, 2021 and December 31, 2020, respectively. The expected amortization of the intangible assets for each of the five succeeding years is $29.4 million.
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
Based on the quantitative goodwill impairment test described above, our carrying amount exceeded fair value and as a result, we recognized a goodwill impairment of $619.4 million for the nine months ended September 30, 2020.
(6)  Other Current Liabilities
Components of other current liabilities included the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued sales tax contingencies (1)	$44,923	$44,923
Accrued interest expense	5,601	31,125
Accrued payroll and benefits	12,605	8,416
Accrued unit-based compensation liability	16,621	9,183
Accrued property taxes	8,641	4,459
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
During the second quarter of 2021, the customer exercised its bargain purchase option resulting in a gain of $1.1 million recognized within loss (gain) on disposition of assets for the nine months ended September 30, 2021.
Prior to the customer exercising its bargain purchase option, revenue and interest income related to the lease was recognized over the lease term. We recognized maintenance revenue within contract operations revenue and interest income within interest expense, net. Maintenance revenue and interest income were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Maintenance revenue	$—	$323	$323	$968
Interest income	—	87	48	316

(8)  Long-term Debt
Our long-term debt, of which there is no current portion, consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Senior Notes 2026, aggregate principal	$725,000	$725,000
Senior Notes 2027, aggregate principal	750,000	750,000
Less: deferred financing costs, net of amortization	(19,020)	(21,805)
Total senior notes, net	1,455,980	1,453,195
Revolving credit facility	505,717	473,810
Total long-term debt, net	$1,961,697	$1,927,005
Revolving Credit Facility
As of September 30, 2021, we were in compliance with all of our covenants under the Credit Agreement. The Credit Agreement has an aggregate commitment of $1.6 billion (subject to availability under our borrowing base), with a further potential increase of $400 million, and has a maturity date of April 2, 2023.
As of September 30, 2021, we had outstanding borrowings under the Credit Agreement of $505.7 million, $1.1 billion of borrowing base availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $114.3 million. Our weighted average interest rate in effect for all borrowings under the Credit Agreement as of September 30, 2021 was 2.96%, with a weighted average interest rate of 3.01% for the nine months ended September 30, 2021. There were no letters of credit issued as of September 30, 2021. We pay a commitment fee of 0.375% on the unused portion of the Credit Agreement.
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
The Credit Agreement also contains various financial covenants, including covenants requiring us to maintain:
•a minimum EBITDA to interest coverage ratio of 2.5 to 1.0, determined as of the last day of each fiscal quarter, for the annualized trailing three months; and
•a maximum funded debt to EBITDA ratio, determined as of the last day of each fiscal quarter, for the annualized trailing three months of 5.25 to 1.00 for the fiscal quarters ending September 30, 2021 and December 31, 2021 (reverting to 5.00 to 1.00 after the Covenant Relief Period). In addition, the amendment provides that the 0.50 increase in maximum funded debt to EBITDA ratio applicable to certain future acquisitions (for the six consecutive month period in which any such acquisition occurs) is available beginning with the fiscal quarter ending September 30, 2021, and in any case shall not increase the maximum funded debt to EBITDA ratio above 5.50 to 1.00.
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
The indenture governing the Senior Notes 2026 (the “2026 Indenture”) contains certain financial ratios that we must comply with in order to make certain restricted payments as described in the 2026 Indenture. As of September 30, 2021, we were in compliance with such financial covenants under the 2026 Indenture.
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
The indenture governing the Senior Notes 2027 (the “2027 Indenture”) contains certain financial ratios that we must comply with in order to make certain restricted payments as described in the 2027 Indenture. As of September 30, 2021, we were in compliance with such financial covenants under the 2027 Indenture.
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
(9)  Preferred Units
We had 500,000 Preferred Units outstanding as of September 30, 2021 and December 31, 2020, respectively, with a face value of $1,000 per Preferred Unit.
The Preferred Units rank senior to the common units with respect to distributions and rights upon liquidation. The holders of the Preferred Units are entitled to receive cumulative quarterly cash distributions equal to $24.375 per Preferred Unit.

We have declared and paid quarterly cash distributions to the holders of the Preferred Units of record as follows:

Payment Date	Distribution per Preferred Unit
February 7, 2020	$24.375
May 8, 2020	24.375
August 10, 2020	24.375
November 6, 2020	24.375
2020 total distributions	$97.500

February 5, 2021	$24.375
May 7, 2021	24.375
August 6, 2021	24.375
2021 total distributions	$73.125
Announced Quarterly Distribution
On October 14, 2021, we declared a cash distribution of $24.375 per unit on the Preferred Units. The distribution will be paid on November 5, 2021 to the holders of the Preferred Units of record as of close of business on October 25, 2021.
Changes in the Preferred Units balance are as follows (in thousands):

Preferred Units
Balance as of December 31, 2020	$477,309
Net income allocated to Preferred Units	36,563
Cash distributions on Preferred Units	(36,563)
Balance as of September 30, 2021	$477,309
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
(10) Partners’ Capital
Common Units
The change in common units outstanding was as follows:

Units Outstanding
Number of units outstanding as of December 31, 2020	96,962,323
Vesting of phantom units	44,679
Issuance of common units under the DRIP	89,135
Number of units outstanding as of September 30, 2021	97,096,137
As of September 30, 2021, ET held 46,056,228 common units, including 8,000,000 common units held by the General Partner and controlled by ET.

Cash Distributions
We have declared and paid quarterly distributions per unit to our limited partner unitholders of record, including holders of our common units and phantom units, as follows (dollars in millions, except distribution per unit):

Payment Date	Distribution per Limited Partner Unit	Amount Paid to Common Unitholders	Amount Paid to Phantom Unitholders	Total Distribution
February 7, 2020	$0.525	$50.7	$0.9	$51.6
May 8, 2020	0.525	50.8	0.9	51.7
August 10, 2020	0.525	50.9	0.8	51.7
November 6, 2020	0.525	50.9	0.7	51.6
2020 total distributions	$2.10	$203.3	$3.3	$206.6

February 5, 2021	$0.525	$50.9	$1.1	$52.0
May 7, 2021	0.525	50.9	1.1	52.0
August 6, 2021	0.525	51.0	1.1	52.1
2021 total distributions	$1.575	$152.8	$3.3	$156.1
Announced Quarterly Distribution
On October 14, 2021, we announced a cash distribution of $0.525 per unit on our common units. The distribution will be paid on November 5, 2021 to common unitholders of record as of the close of business on October 25, 2021.
DRIP
During the nine months ended September 30, 2021, distributions of $1.3 million were reinvested under the DRIP resulting in the issuance of 89,135 common units.
Warrants
As of September 30, 2021 and December 31, 2020, we had two tranches of warrants outstanding, which includes warrants to purchase (i) 5,000,000 common units with a strike price of $17.03 per common unit and (ii) 10,000,000 common units with a strike price of $19.59 per common unit (collectively, the “Warrants”). The Warrants may be exercised by the holders at any time before April 2, 2028.
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
For the three and nine months ended September 30, 2021, approximately 889,000 and 801,000 incremental unvested phantom units, respectively, were excluded from the calculation of diluted loss per unit because the impact was anti-dilutive and our outstanding Warrants were not included in the computation as they are not considered “in the money” for either period.
For the three and nine months ended September 30, 2020, approximately 584,000 and 542,000 incremental unvested phantom units, respectively, were excluded from the calculation of diluted loss per unit because the impact was anti-dilutive and our outstanding Warrants were not included in the computation as they are not considered “in the money” for either period.

(11) Revenue Recognition
Disaggregation of Revenue
The following table disaggregates our revenue by type of service (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Contract operations revenue	$154,554	$159,682	$464,756	$501,685
Retail parts and services revenue	4,073	1,984	7,946	7,631
Total revenues	$158,627	$161,666	$472,702	$509,316
The following table disaggregates our revenue by timing of provision of services or transfer of goods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Services provided over time:
Primary term	$103,955	$113,816	$315,729	$349,198
Month-to-month	50,599	45,866	149,027	152,487
Total services provided over time	154,554	159,682	464,756	501,685
Services provided or goods transferred at a point in time	4,073	1,984	7,946	7,631
Total revenues	$158,627	$161,666	$472,702	$509,316
Contract Assets
We record contract assets when we have completed performance under a contract but our right to consideration is not yet unconditional. We had no contract assets as of September 30, 2021 and December 31, 2020.
Deferred Revenue
We record deferred revenue when cash payments are received or due in advance of our performance. Components of deferred revenue were as follows (in thousands):

	Balance sheet location	September 30, 2021	December 31, 2020
Current (1)	Deferred revenue	$49,576	$47,202
Noncurrent	Other liabilities	6,296	8,200
Total		$55,872	$55,402
________________________________
(1)We recognized $1.3 million and $42.1 million of revenue during the three and nine months ended September 30, 2021, respectively, related to our deferred revenue balance as of December 31, 2020.
Performance Obligations
As of September 30, 2021, we had unsatisfied performance obligations related to our contract operations revenue of $440.6 million. We expect to recognize these remaining performance obligations as follows (in thousands):

	2021 (remainder)	2022	2023	2024	Thereafter	Total
Remaining performance obligations	$96,613	$220,819	$82,442	$31,998	$8,684	$440,556

(12) Transactions with Related Parties
We provide compression services to entities affiliated with ET, which as of September 30, 2021 owned approximately 47% of our limited partner interests and 100% of the General Partner. Revenue recognized from such affiliated ET entities on our unaudited condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Related party revenues	$2,883	$3,048	$8,777	$9,127
We had approximately $81,000 and $120,000 within related party receivables on our unaudited condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively, from such affiliated ET entities. Additionally, the Partnership had a $44.9 million related party receivable from ET as of September 30, 2021 and December 31, 2020 related to indemnification for sales tax contingencies. See Note 13 for more information related to such sales tax contingencies.
(13) Commitments and Contingencies
(a)Major Customers
We did not have revenue from any single customer representing 10% or more of total revenue for the three and nine months ended September 30, 2021 or 2020.
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
We are currently protesting certain assessments made by the Oklahoma Tax Commission (“OTC”). We believe it is reasonably possible that we could incur losses related to this assessment depending on whether the administrative law judge assigned by the OTC accepts our position that the transactions are not taxable and we ultimately lose any and all subsequent legal challenges to such determination. We estimate that the range of losses we could incur is from $0 to approximately $21.8 million, including penalty and interest. The upper end of this range assumes that all compression services in Oklahoma are taxable, which we believe is remote.
As of September 30, 2021 and December 31, 2020, we have recorded a $44.9 million accrued liability and $44.9 million related party receivable from ET related to open audits with the Office of the Texas Comptroller of Public Accounts.
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
•changes in general economic conditions, including inflation, and changes in economic conditions of the crude oil and natural gas industries specifically, including the ability of members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (together with OPEC and other allied producing countries, “OPEC+”) to agree on and comply with supply limitations;
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
•competitive conditions in our industry, including competition for employees in a tight labor market;
•our ability to realize the anticipated benefits of acquisitions;
•actions taken by our customers, competitors and third-party operators;
•changes in the availability and cost of capital, including changes to interest rates under our Credit Agreement;
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

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2021	2020		2021	2020
Fleet horsepower (at period end) (1)	3,687,601	3,725,053	(1.0)%	3,687,601	3,725,053	(1.0)%
Total available horsepower (at period end) (2)	3,690,361	3,732,553	(1.1)%	3,690,361	3,732,553	(1.1)%
Revenue generating horsepower (at period end) (3)	2,919,362	3,009,773	(3.0)%	2,919,362	3,009,773	(3.0)%
Average revenue generating horsepower (4)	2,914,100	3,042,786	(4.2)%	2,951,142	3,184,952	(7.3)%
Average revenue per revenue generating horsepower per month (5)	$16.62	$16.62	—%	$16.59	$16.77	(1.1)%
Revenue generating compression units (at period end)	3,928	3,984	(1.4)%	3,928	3,984	(1.4)%
Average horsepower per revenue generating compression unit (6)	741	754	(1.7)%	749	742	0.9%
Horsepower utilization (7):
At period end	83.0%	83.2%	(0.2)%	83.0%	83.2%	(0.2)%
Average for the period (8)	82.3%	83.9%	(1.9)%	82.6%	88.1%	(6.2)%
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
(7)Horsepower utilization is calculated as (i) the sum of (a) revenue generating horsepower, (b) horsepower in our fleet that is under contract but is not yet generating revenue, and (c) horsepower not yet in our fleet that is under contract but not yet generating revenue and that is subject to a purchase order, divided by (ii) total available horsepower less idle horsepower that is under repair. Horsepower utilization based on revenue generating horsepower and fleet horsepower as of September 30, 2021 and 2020 was 79.2% and 80.8%, respectively.
(8)Calculated as the average utilization for the months in the period based on utilization at the end of each month in the period. Average horsepower utilization based on revenue generating horsepower and fleet horsepower for the three months ended September 30, 2021 and 2020 was 79.0% and 81.7%, respectively. Average horsepower utilization based on revenue generating horsepower and fleet horsepower for the nine months ended September 30, 2021 and 2020 was 79.7% and 85.8%, respectively.
The 1.0% decrease in fleet horsepower as of September 30, 2021 compared to September 30, 2020 was primarily due to (i) the exercise of a lease purchase option on certain compression units by a customer during the current period, (ii) compression units impaired since the previous period, partially offset by (iii) compression units added to our fleet primarily for specific customer demand for our compression services. The 1.1% decrease in total available horsepower as of September 30, 2021 compared to September 30, 2020 was primarily due to the exercise of a lease purchase option on certain compression units by a customer during the current period and compression units impaired since the previous period. The 3.0% decrease in revenue generating horsepower as of September 30, 2021 compared to September 30, 2020 was primarily due to returns of compression units from our customers, which also caused a 1.4% decrease in revenue generating compression units over the same period. The returns of compression units from our customers were primarily due to continued capital discipline and optimization of existing compression service requirements by our customers.
The 1.1% decrease in average revenue per revenue generating horsepower per month during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to reduced pricing in our small horsepower fleet. The 1.7% decrease and 0.9% increase in average horsepower per revenue generating compression unit during the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, respectively, were driven primarily by the composition of compression unit returns.
Average horsepower utilization decreased to 82.3% during the three months ended September 30, 2021 compared to 83.9% during the three months ended September 30, 2020. The 1.9% decrease in average horsepower utilization was primarily due to (i) a 2.3% increase in our idle horsepower from compression units returned to us, partially offset by (ii) a 0.9% increase in horsepower that is on-contract or pending-contract but not yet active. Average horsepower utilization decreased to 82.6% during the nine months ended September 30, 2021 compared to 88.1% during the nine months ended September 30, 2020. The 6.2% decrease in average horsepower utilization was primarily due to an increase in our average idle horsepower from compression units returned to us. The increases in average idle horsepower are primarily due to continued capital discipline and optimization of existing compression service requirements by our customers during the three and nine months ended September 30, 2021.
Average horsepower utilization based on revenue generating horsepower and fleet horsepower decreased to 79.0% during the three months ended September 30, 2021 compared to 81.7% during the three months ended September 30, 2020. The 3.3% decrease in average horsepower utilization based on revenue generating horsepower and fleet horsepower was primarily due to (i) a 3.8% increase in our average idle horsepower from compression units returned to us, partially offset by (ii) a 1.3% decrease in our average idle horsepower composed of new compression units. Average horsepower utilization based on revenue generating horsepower and fleet horsepower decreased to 79.7% during the nine months ended September 30, 2021 compared to 85.8% during the nine months ended September 30, 2020. The 7.1% decrease in average horsepower utilization based on revenue generating horsepower and fleet horsepower was primarily due to an increase in our average idle horsepower from compression units returned to us. The increases in average idle horsepower are primarily due to continued capital discipline and optimization of existing compression service requirements by our customers during the three and nine months ended September 30, 2021.

Financial Results of Operations
Three months ended September 30, 2021 compared to the three months ended September 30, 2020
The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Percent Change
	2021	2020
Revenues:
Contract operations	$151,622	$156,632	(3.2)%
Parts and service	4,122	1,986	*
Related party	2,883	3,048	(5.4)%
Total revenues	158,627	161,666	(1.9)%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	49,159	46,715	5.2%
Depreciation and amortization	59,265	60,072	(1.3)%
Selling, general and administrative	13,524	12,716	6.4%
Loss on disposition of assets	48	1,686	*
Impairment of compression equipment	—	1,706	*
Total costs and expenses	121,996	122,895	(0.7)%
Operating income	36,631	38,771	(5.5)%
Other income (expense):
Interest expense, net	(32,222)	(32,004)	0.7%
Other	18	20	(10.0)%
Total other expense	(32,204)	(31,984)	0.7%
Net income before income tax expense	4,427	6,787	(34.8)%
Income tax expense	312	268	16.4%
Net income	$4,115	$6,519	(36.9)%
________________________________
*Not meaningful
Contract operations revenue. The $5.0 million decrease in contract operations revenue for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due to a decrease in demand for compression services driven by continued capital discipline and optimization of existing compression service requirements by our customers since the previous period, which resulted in a 4.2% decrease in average revenue generating horsepower. The decrease in average revenue generating horsepower per month was partially offset by compression units moving from standby to full billing rate since the previous period.
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
Parts and service revenue. The $2.1 million increase in parts and service revenue for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due to an increase in maintenance work performed on units at our customers’ locations that are outside the scope of our core maintenance activities and offered as a courtesy to our customers, and freight and crane charges that are directly reimbursable by customers. Demand for retail parts and services fluctuates from period to period based on the varying needs of our customers.
Related party revenue. Related party revenue was earned through related party transactions in the ordinary course of business with various affiliated entities of ET and was consistent period over period.

Cost of operations, exclusive of depreciation and amortization. The $2.4 million increase in cost of operations, exclusive of depreciation and amortization, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due to (i) a $1.9 million increase in retail parts and services expenses, which had a corresponding increase in parts and service revenue, (ii) a $1.6 million increase in property taxes, (iii) a $1.2 million increase in outside maintenance costs due to greater use of third-party labor during the current period, and (iv) a $0.7 million increase in expenses related to our vehicle fleet, primarily due to increased fuel costs, partially offset by (v) a $2.2 million decrease in direct expenses, primarily driven by fluids and parts, and (vi) a $0.7 million decrease in direct labor expenses, which were primarily driven by the decrease in average revenue generating horsepower and reduced headcount in the current period.
Depreciation and amortization expense. The $0.8 million decrease in depreciation and amortization expense for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due to lower vehicle depreciation related to a decrease in our vehicle fleet in the current period.
Selling, general and administrative expense. The $0.8 million increase in selling, general and administrative expense for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due to (i) a $2.2 million increase in unit-based compensation expense and (ii) a $0.5 million increase in other taxes primarily due to refunds received in the prior period, partially offset by (iii) a $1.1 million decrease in the provision for expected credit losses and (iv) a $0.6 million decrease in employee-related expenses.
The increase in unit-based compensation expense is primarily due to the overall change in our unit price as of September 30, 2021, and the related mark-to-market change to our unit-based compensation liability. The change to the provision for expected credit losses is related to improved market conditions for customers due to the recovery in crude oil prices and higher natural gas prices in the current period as compared to the prior period. The decrease in employee-related expenses is primarily due to reduced headcount during the current period and cost saving measures.
Loss on disposition of assets. The $1.6 million decrease in loss on disposition of assets for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due to losses recognized on compression asset disposals in the prior period.
Impairment of compression equipment. The $1.7 million impairment of compression equipment for the three months ended September 30, 2020 was primarily the result of our evaluations of the future deployment of our idle fleet under the current market conditions at the time. The primary causes for these impairments were: (i) units were not considered marketable in the foreseeable future, (ii) units were subject to excessive maintenance costs or (iii) units were unlikely to be accepted by customers due to certain performance characteristics of the unit, such as the inability to meet current quoting criteria without excessive retrofitting costs. These compression units were written down to their respective estimated salvage values, if any.
As a result of our evaluation during the three months ended September 30, 2020, we determined to retire 16 compressor units for a total of approximately 3,900 horsepower that was previously used to provide compression services in our business.
Interest expense, net. Interest expense, net was consistent period over period as our average outstanding borrowings and the applicable weighted average interest rate under the Credit Agreement were consistent during both periods.
Average outstanding borrowings under the Credit Agreement were $479.2 million and $468.9 million for the three months ended September 30, 2021 and 2020, respectively, and the weighted average interest rate applicable to borrowings under the Credit Agreement was 2.92% and 2.90% for the three months ended September 30, 2021 and 2020, respectively.
Income tax expense. The increase in income tax expense for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily related to current taxes associated with the Texas Margin Tax.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020
The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Nine Months Ended September 30,		Percent Change
	2021	2020
Revenues:
Contract operations	$455,947	$492,419	(7.4)%
Parts and service	7,978	7,770	2.7%
Related party	8,777	9,127	(3.8)%
Total revenues	472,702	509,316	(7.2)%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	143,391	155,848	(8.0)%
Depreciation and amortization	179,522	179,172	0.2%
Selling, general and administrative	42,612	45,416	(6.2)%
Gain on disposition of assets	(2,312)	(115)	*
Impairment of compression equipment	4,953	5,629	(12.0)%
Impairment of goodwill	—	619,411	*
Total costs and expenses	368,166	1,005,361	*
Operating income (loss)	104,536	(496,045)	*
Other income (expense):
Interest expense, net	(96,860)	(96,297)	0.6%
Other	88	67	31.3%
Total other expense	(96,772)	(96,230)	0.6%
Net income (loss) before income tax expense	7,764	(592,275)	*
Income tax expense	590	983	(40.0)%
Net income (loss)	$7,174	$(593,258)	*
________________________________
*Not meaningful
Contract operations revenue. The $36.5 million decrease in contract operations revenue for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to a decrease in demand for compression services driven by continued capital discipline and optimization of existing compression service requirements by our customers since the previous period. These factors resulted in a 7.3% decrease in average revenue generating horsepower and a 1.1% decrease in average revenue per revenue generating horsepower per month, which decreased to $16.59 for the nine months ended September 30, 2021 compared to $16.77 for the nine months ended September 30, 2020.
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
Parts and service revenue. Parts and service revenue was consistent period over period and is related to maintenance work performed on units at our customers’ locations that are outside the scope of our core maintenance activities and offered as a courtesy to our customers, and freight and crane charges that are directly reimbursable by customers. Demand for retail parts and services fluctuates from period to period based on the varying needs of our customers.
Related party revenue. Related party revenue was earned through related party transactions in the ordinary course of business with various affiliated entities of ET and was consistent period over period.
Cost of operations, exclusive of depreciation and amortization. The $12.5 million decrease in cost of operations, exclusive of depreciation and amortization, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to (i) a $6.7 million decrease in direct labor expenses, (ii) a $4.5 million decrease in direct expenses, driven by fluids and parts, (iii) a $3.8 million decrease in non-income taxes, primarily due to sales tax refunds received in the current period related to prior periods, and (iv) a $0.8 million decrease in training and other indirect expenses, partially offset by (v) a $2.3 million increase in outside maintenance expenses due to greater use of third-party labor during the current period and (vi) a $0.8 million increase in expenses related to our vehicle fleet, primarily due to increased fuel costs.
The decreases in direct labor, fluids and parts, training and other indirect expenses are primarily driven by the decrease in average revenue generating horsepower and reduced headcount during the current period.
Depreciation and amortization expense. The $0.4 million increase in depreciation and amortization expense for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily related to compression unit overhauls and new compression units placed in service throughout 2020 to meet then existing demand by customers, partially offset by lower vehicle depreciation related to a decrease in our vehicle fleet in the current period.
Selling, general and administrative expense. The $2.8 million decrease in selling, general and administrative expense for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to (i) a $6.1 million decrease in the provision for expected credit losses, (ii) a $2.2 million decrease in employee-related expenses, and (iii) a $1.9 million decrease in severance charges primarily due to the departure of one of our executives during the prior period, partially offset by (iv) a $7.9 million increase in unit-based compensation expense.
The change to the provision for expected credit losses is related to improved market conditions for customers due to the recovery in crude oil prices and higher natural gas prices in the current period as compared to the prior period, where we made provision for the potential negative impact to our customers of low crude oil prices driven by decreased demand due to the COVID-19 pandemic and the global oversupply of crude oil during that time. The decrease in employee-related expenses is primarily due to reduced headcount during the current period and cost saving measures. The increase in unit-based compensation expense is primarily due to the overall change in our unit price as of September 30, 2021, and the related mark-to-market change to our unit-based compensation liability.
Gain on disposition of assets. The $2.2 million increase in gain on disposition of assets for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to the exercise of a lease purchase option on certain compression units by a customer during the current period.
Impairment of compression equipment. The $5.0 million and $5.6 million impairments of compression equipment for the nine months ended September 30, 2021 and 2020, respectively, were primarily the result of our evaluations of the future deployment of our idle fleet under the current market conditions at the time. The primary causes for these impairments were: (i) units were not considered marketable in the foreseeable future, (ii) units were subject to excessive maintenance costs or (iii) units were unlikely to be accepted by customers due to certain performance characteristics of the unit, such as the inability to meet current quoting criteria without excessive retrofitting costs. These compression units were written down to their respective estimated salvage values, if any.
As a result of our evaluations during the nine months ended September 30, 2021 and 2020, we determined to retire 22 and 27 compressor units, respectively, for a total of approximately 9,600 and 9,000 horsepower, respectively, that were previously used to provide compression services in our business.
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
Interest expense, net. The $0.6 million increase in interest expense, net for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to increased borrowings under the Credit Agreement, partially offset by lower weighted average interest rates under the Credit Agreement.
Average outstanding borrowings under the Credit Agreement were $485.3 million and $446.0 million for the nine months ended September 30, 2021 and 2020, respectively, and the weighted average interest rate applicable to borrowings under the Credit Agreement was 3.01% and 3.36% for the nine months ended September 30, 2021 and 2020, respectively.

Income tax expense. The $0.4 million decrease in income tax expense for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily related to deferred taxes associated with the Texas Margin Tax.
Other Financial Data
The following table summarizes other financial data for the periods presented (dollars in thousands):

Other Financial Data: (1)	Three Months Ended September 30,				Percent Change	Nine Months Ended September 30,				Percent Change
	2021		2020			2021		2020
Gross margin	$50,203		$54,879		(8.5)%	$149,789		$174,296		(14.1)%
Adjusted gross margin	$109,468		$114,951		(4.8)%	$329,311		$353,468		(6.8)%
Adjusted gross margin percentage (2)	69.0%		71.1%		(3.0)%	69.7%		69.4%		0.4%
Adjusted EBITDA	$99,634		$103,940		(4.1)%	$299,175		$315,605		(5.2)%
Adjusted EBITDA percentage (2)	62.8%		64.3%		(2.3)%	63.3%		62.0%		2.1%
DCF	$51,973		$56,911		(8.7)%	$157,089		$170,299		(7.8)%
DCF Coverage Ratio	1.02	x	1.12	x	(8.9)%	1.03	x	1.12	x	(8.0)%
Cash Coverage Ratio	1.03	x	1.13	x	(8.8)%	1.04	x	1.13	x	(8.0)%
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
Gross margin. The $4.7 million decrease in gross margin for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was due to (i) a $3.0 million decrease in revenues and (ii) a $2.4 million increase in cost of operations, exclusive of depreciation and amortization, offset by (iii) a $0.8 million decrease in depreciation and amortization.
The $24.5 million decrease in gross margin for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was due to (i) a $36.6 million decrease in revenues and (ii) a $0.4 million increase in depreciation and amortization, offset by (iii) a $12.5 million decrease in cost of operations, exclusive of depreciation and amortization.
Adjusted gross margin. The $5.5 million decrease in Adjusted gross margin for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was due to a $3.0 million decrease in revenues and a $2.4 million increase in cost of operations, exclusive of depreciation and amortization.
The $24.2 million decrease in Adjusted gross margin for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was due to a $36.6 million decrease in revenues, offset by a $12.5 million decrease in cost of operations, exclusive of depreciation and amortization.
Adjusted EBITDA. The $4.3 million decrease in Adjusted EBITDA for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due to a $5.5 million decrease in Adjusted gross margin, partially offset by a $1.3 million decrease in selling, general and administrative expenses, excluding unit-based compensation expense, severance charges and transaction expenses.
The $16.4 million decrease in Adjusted EBITDA for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to a $24.2 million decrease in Adjusted gross margin, partially offset by a $8.7 million decrease in selling, general and administrative expenses, excluding unit-based compensation expense, severance charges and transaction expenses.
DCF. The $4.9 million decrease in DCF for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due to (i) a $5.5 million decrease in Adjusted gross margin and (ii) a $0.5 million increase in maintenance capital expenditures, partially offset by (iii) a $1.3 million decrease in selling, general and administrative expenses, excluding unit-based compensation expense, severance charges and transaction expenses.

The $13.2 million decrease in DCF for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to (i) a $24.2 million decrease in Adjusted gross margin, partially offset by (ii) a $8.7 million decrease in selling, general and administrative expenses, excluding unit-based compensation expense, severance charges and transaction expenses, and (iii) a $3.2 million decrease in maintenance capital expenditures.
Coverage Ratios. The decreases in DCF Coverage Ratio and Cash Coverage Ratio for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 was primarily due to the decrease in DCF.
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
We classify capital expenditures as maintenance or expansion on an individual asset basis. Over the long term, we expect that our maintenance capital expenditure requirements will continue to increase as the overall size and age of our fleet increases. Our aggregate maintenance capital expenditures for the nine months ended September 30, 2021 and 2020 were $14.8 million and $17.9 million, respectively. We currently plan to spend approximately $20.0 million in maintenance capital expenditures for the year 2021, including parts consumed from inventory.
Without giving effect to any equipment we may acquire pursuant to any future acquisitions, we currently have budgeted between $30.0 million and $40.0 million in expansion capital expenditures for the year 2021. Our expansion capital expenditures for the nine months ended September 30, 2021 and 2020 were $25.9 million and $84.6 million, respectively.

Cash Flows
The following table summarizes our sources and uses of cash for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$184,368	$195,651
Net cash used in investing activities	(23,666)	(94,190)
Net cash used in financing activities	(160,454)	(101,469)
Net cash provided by operating activities. The $11.3 million decrease in net cash provided by operating activities for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was due to a $19.4 million decrease in net income, as adjusted for non-cash items, and changes in working capital.
Net cash used in investing activities. The $70.5 million decrease in net cash used in investing activities for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to a $68.5 million decrease in capital expenditures, for purchases of new compression units, related equipment and reconfiguration costs, and a $1.8 million increase in proceeds received from disposition of property and equipment.
Net cash used in financing activities. The $59.0 million increase in net cash used in financing activities for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to a decrease in net borrowings of $62.3 million under the Credit Agreement and a $1.2 million increase in cash distributions on common units. These changes were partially offset by a decrease of $3.6 million in financing costs incurred in connection with the Credit Agreement amendment in the prior period.
Revolving Credit Facility
As of September 30, 2021, we were in compliance with all of our covenants under the Credit Agreement. As of September 30, 2021, we had outstanding borrowings under the Credit Agreement of $505.7 million, $1.1 billion of borrowing base availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $114.3 million.
As of October 28, 2021, we had outstanding borrowings under the Credit Agreement of $483.1 million.
On the Amendment Effective Date, we amended the Credit Agreement to, among other items, increase the maximum funded debt to EBITDA ratio to 5.25 to 1.00 for the fiscal quarters ending September 30, 2021 and December 31, 2021 (reverting to 5.00 to 1.00 for each fiscal quarter thereafter). In addition, the amendment provides that the 0.5 increase in maximum funded debt to EBITDA ratio applicable to certain future acquisitions (for the six consecutive month period in which any such acquisition occurs) is available beginning with the fiscal quarter ending September 30, 2021, and in any case shall not increase the maximum funded debt to EBITDA ratio above 5.50 to 1.00.
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
Senior Notes
As of September 30, 2021, we had $725.0 million and $750.0 million aggregate principal amount outstanding on our Senior Notes 2026 and Senior Notes 2027, respectively.

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
DRIP
During the nine months ended September 30, 2021, distributions of $1.3 million were reinvested under the DRIP resulting in the issuance of 89,135 common units. Such distributions are treated as non-cash transactions in the accompanying unaudited condensed consolidated statements of cash flows included under Part I, Item 1 “Financial Statements” of this report.
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
The following table reconciles Adjusted gross margin to gross margin, its most directly comparable GAAP financial measure, for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total revenues	$158,627	$161,666	$472,702	$509,316
Cost of operations, exclusive of depreciation and amortization	(49,159)	(46,715)	(143,391)	(155,848)
Depreciation and amortization	(59,265)	(60,072)	(179,522)	(179,172)
Gross margin	$50,203	$54,879	$149,789	$174,296
Depreciation and amortization	59,265	60,072	179,522	179,172
Adjusted gross margin	$109,468	$114,951	$329,311	$353,468
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

The following table reconciles Adjusted EBITDA to net income (loss) and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$4,115	$6,519	$7,174	$(593,258)
Interest expense, net	32,222	32,004	96,860	96,297
Depreciation and amortization	59,265	60,072	179,522	179,172
Income tax expense	312	268	590	983
EBITDA	$95,914	$98,863	$284,146	$(316,806)
Interest income on capital lease	—	87	48	316
Unit-based compensation expense (1)	3,482	1,332	11,924	4,071
Transaction expenses (2)	—	136	—	136
Severance charges	190	130	416	2,963
Loss (gain) on disposition of assets	48	1,686	(2,312)	(115)
Impairment of compression equipment (3)	—	1,706	4,953	5,629
Impairment of goodwill (4)	—	—	—	619,411
Adjusted EBITDA	$99,634	$103,940	$299,175	$315,605
Interest expense, net	(32,222)	(32,004)	(96,860)	(96,297)
Non-cash interest expense	2,288	2,167	6,866	6,113
Income tax expense	(312)	(268)	(590)	(983)
Interest income on capital lease	—	(87)	(48)	(316)
Transaction expenses	—	(136)	—	(136)
Severance charges	(190)	(130)	(416)	(2,963)
Other	(1,118)	78	(2,501)	4,050
Changes in operating assets and liabilities	(22,783)	(25,341)	(21,258)	(29,422)
Net cash provided by operating activities	$45,297	$48,219	$184,368	$195,651
________________________________
(1)For the three and nine months ended September 30, 2021, unit-based compensation expense included $1.0 million and $3.2 million, respectively, of cash payments related to quarterly payments of DERs on outstanding phantom unit awards and $0.2 million for the nine months ended September 30, 2021 related to the cash portion of any settlement of phantom unit awards upon vesting. For the three and nine months ended September 30, 2020, unit-based compensation expense included $0.7 million and $2.5 million, respectively, of cash payments related to quarterly payments of DERs on outstanding phantom unit awards and $0.5 million for the nine months ended September 30, 2020 related to the cash portion of any settlement of phantom unit awards upon vesting. The remainder of the unit-based compensation expense for all periods was related to non-cash adjustments to the unit-based compensation liability.
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

The following table reconciles DCF to net income (loss) and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$4,115	$6,519	$7,174	$(593,258)
Non-cash interest expense	2,288	2,167	6,866	6,113
Depreciation and amortization	59,265	60,072	179,522	179,172
Non-cash income tax expense (benefit)	32	78	(101)	350
Unit-based compensation expense (1)	3,482	1,332	11,924	4,071
Transaction expenses (2)	—	136	—	136
Severance charges	190	130	416	2,963
Loss (gain) on disposition of assets	48	1,686	(2,312)	(115)
Impairment of compression equipment (3)	—	1,706	4,953	5,629
Impairment of goodwill (4)	—	—	—	619,411
Distributions on Preferred Units	(12,188)	(12,188)	(36,563)	(36,563)
Proceeds from insurance recovery	—	—	—	336
Maintenance capital expenditures (5)	(5,259)	(4,727)	(14,790)	(17,946)
DCF	$51,973	$56,911	$157,089	$170,299
Maintenance capital expenditures	5,259	4,727	14,790	17,946
Transaction expenses	—	(136)	—	(136)
Severance charges	(190)	(130)	(416)	(2,963)
Distributions on Preferred Units	12,188	12,188	36,563	36,563
Other	(1,150)	—	(2,400)	3,364
Changes in operating assets and liabilities	(22,783)	(25,341)	(21,258)	(29,422)
Net cash provided by operating activities	$45,297	$48,219	$184,368	$195,651
________________________________
(1)For the three and nine months ended September 30, 2021, unit-based compensation expense included $1.0 million and $3.2 million, respectively, of cash payments related to quarterly payments of DERs on outstanding phantom unit awards and $0.2 million for the nine months ended September 30, 2021 related to the cash portion of any settlement of phantom unit awards upon vesting. For the three and nine months ended September 30, 2020, unit-based compensation expense included $0.7 million and $2.5 million, respectively, of cash payments related to quarterly payments of DERs on outstanding phantom unit awards and $0.5 million for the nine months ended September 30, 2020 related to the cash portion of any settlement of phantom unit awards upon vesting. The remainder of the unit-based compensation expense for all periods was related to non-cash adjustments to the unit-based compensation liability.
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
The following table summarizes certain coverage ratios for the periods presented (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
DCF	$51,973		$56,911		$157,089		$170,299

Distributions for DCF Coverage Ratio (1)	$50,975		$50,874		$152,872		$152,503

Distributions reinvested in the DRIP (2)	$472		$490		$1,312		$1,601

Distributions for Cash Coverage Ratio (3)	$50,503		$50,384		$151,560		$150,902

DCF Coverage Ratio	1.02	x	1.12	x	1.03	x	1.12	x

Cash Coverage Ratio	1.03	x	1.13	x	1.04	x	1.13	x
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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to any natural gas or crude oil in connection with our services and, accordingly, have no direct exposure to fluctuating commodity prices. However, the demand for our compression services depends upon the continued demand for, and production of, natural gas and crude oil. Sustained low natural gas or crude oil prices over the long term could result in a decline in the production of natural gas or crude oil, which could result in reduced demand for our compression services. We do not intend to hedge our indirect exposure to fluctuating commodity prices. A one percent decrease in average revenue generating horsepower for the nine months ended September 30, 2021 would result in an annual decrease of approximately $5.9 million in revenue and $4.1 million in Adjusted gross margin. Adjusted gross margin is a non-GAAP financial measure. For a reconciliation of Adjusted gross margin to gross margin, its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” of this report.
Interest Rate Risk
We are exposed to market risk due to variable interest rates under our financing arrangements.
As of September 30, 2021, we had $505.7 million of variable-rate indebtedness outstanding at a weighted average interest rate of 2.96%. A one percent increase or decrease in the effective interest rate on our variable-rate outstanding debt as of September 30, 2021 would result in an annual increase or decrease in our interest expense of approximately $5.1 million.
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

ITEM 4.    Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021 at the reasonable assurance level.
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
101.1*
The following materials from USA Compression Partners, LP’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2021 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) our Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (ii) our Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020, (iii) our Consolidated Statements of Changes in Partners’ Capital for the three and nine months ended September 30, 2021 and 2020, (iv) our Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, and (v) the related notes to our consolidated financial statements.

104*	The cover page from this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, formatted in Inline XBRL (included with Exhibit 101)
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

November 2, 2021	USA COMPRESSION PARTNERS, LP

	By:	USA Compression GP, LLC its General Partner

	By:	/s/ Matthew C. Liuzzi
Matthew C. Liuzzi
Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

	By:	/s/ G. Tracy Owens
G. Tracy Owens
Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)