Form 10-K
period 2021-12-31
USA Compression Partners, LP
filed 2022-02-15
CIK 1522727

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of common units held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter was $825.2 million. This calculation does not reflect a determination that such persons are affiliates for any other purpose.
As of February 10, 2022, there were 97,377,355 common units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: NONE

i

Glossary
The abbreviations, acronyms and industry terminology used in this Annual Report are defined as follows:

COVID-19	novel coronavirus 2019
Credit Agreement	Seventh Amended and Restated Credit Agreement, dated as of December 8, 2021, by and among USA Compression Partners, LP, as borrower, the guarantors party thereto from time to time, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent and issuing bank, JPMorgan Chase Bank, N.A., MUFG Union Bank, N.A., Regions Bank, Royal Bank of Canada, Truist Securities, Inc. and Wells Fargo Bank, National Association, as joint bookrunners and joint lead arrangers, Fifth Third Bank, National Association, The Bank of Nova Scotia, Houston Branch, NYCB Specialty Finance Company, LLC, Sumitomo Mitsui Banking Corporation, Barclays Bank PLC and PNC Bank, National Association, as senior managing agents, as may be amended from time to time.
DERs	distribution equivalent rights
DRIP	distribution reinvestment plan
EBITDA	earnings before interest, taxes, depreciation and amortization
EIA	United States Energy Information Agency
Energy Transfer	Energy Transfer LP, for periods following its merger with Energy Transfer Operating, L.P., and Energy Transfer Operating, L.P. for periods prior to such merger
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	generally accepted accounting principles of the United States of America
Preferred Units	Series A Preferred Units representing limited partner interests in USA Compression Partners, LP
SEC	United States Securities and Exchange Commission
Senior Notes 2026	$725.0 million aggregate principal amount of senior notes due on April 1, 2026
Senior Notes 2027	$750.0 million aggregate principal amount of senior notes due on September 1, 2027
SOFR	Secured Overnight Financing Rate
U.S.	United States of America

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
Known material factors that could cause our actual results to differ from those in these forward-looking statements are described below, in Part I, Item 1A “Risk Factors” and in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:
•changes in the long-term supply of and demand for crude oil and natural gas, including as a result of the severity and duration of world health events, including the COVID-19 pandemic, related economic repercussions, actions taken by governmental authorities and other third parties in response to such events and the resulting disruption in the oil and gas industry and impact on demand for oil and gas;
•changes in general economic conditions, including inflation, and changes in economic conditions of the crude oil and natural gas industries;
•competitive conditions in our industry, including competition for employees in a tight labor market;
•renegotiation of material terms of customer contracts;
•actions taken by our customers, competitors and third-party operators;
•changes in the availability and cost of capital, including changes to interest rates;
•operating hazards, natural disasters, epidemics, pandemics (such as COVID-19), weather-related impacts, casualty losses and other matters beyond our control;
•operational challenges relating to COVID-19 and efforts to mitigate the spread of the virus, including logistical challenges, protecting the health and well-being of our employees, remote work arrangements, performance of contracts and supply chain disruptions;
•the deterioration of the financial condition of our customers, which may result in the initiation of bankruptcy proceedings with respect to customers;
•the restrictions on our business that are imposed under our long-term debt agreements;
•information technology risks including the risk from cyberattacks;
•the effects of existing and future laws and governmental regulations;
•the effects of future litigation; and
•our ability to realize the anticipated benefits of acquisitions.
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
ITEM 1.    Business
USA Compression Partners, LP (the “Partnership”) is a growth-oriented Delaware limited partnership. We are managed by our general partner, USA Compression GP, LLC (the “General Partner”), which is wholly owned by Energy Transfer.

All references in this section to the Partnership, as well as the terms “our,” “we,” “us” and “its” refer to USA Compression Partners, LP, together with its consolidated subsidiaries, unless the context otherwise requires or where otherwise indicated.
Overview
We believe that we are one of the largest independent providers of natural gas compression services in the U.S. in terms of total compression fleet horsepower. We have been providing compression services since 1998 and completed our initial public offering in January 2013. On April 2, 2018, we acquired all of the equity interests in CDM Resource Management LLC and CDM Environmental & Technical Services LLC (the “CDM Acquisition”).
As of December 31, 2021, we had 3,689,018 horsepower in our fleet. We provide compression services to our customers primarily in connection with infrastructure applications, including both allowing for the processing and transportation of natural gas through the domestic pipeline system and enhancing crude oil production through artificial lift processes. As such, our compression services play a critical role in the production, processing and transportation of both natural gas and crude oil.
We provide compression services in a number of shale plays throughout the U.S., including the Utica, Marcellus, Permian Basin, Delaware Basin, Eagle Ford, Mississippi Lime, Granite Wash, Woodford, Barnett, Haynesville, Niobrara and Fayetteville shales. Demand for our services is driven by the domestic production of natural gas and crude oil. As such, we have focused our activities in areas of attractive natural gas and crude oil production, which are generally found in these shale and unconventional resource plays. According to studies promulgated by the EIA, the production and transportation volumes in these shale plays are expected to collectively increase over the long term. Furthermore, the changes in production volumes and pressures of shale plays over time require a wider range of compression than in conventional basins. We believe we are well-positioned to meet these changing operating conditions due to the operational design flexibility inherit in our compression units.
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
We operate a modern fleet of compression units, with an average age of approximately nine years. We acquire our compression units from third-party fabricators who build the units to our specifications, utilizing specific components from original equipment manufacturers and assembling the units in a manner that provides us the ability to meet certain operating condition thresholds. Our standard new-build compression units are generally configured for multiple compression stages allowing us to operate our units across a broad range of operating conditions. The design flexibility of our units, particularly in midstream applications, allows us to enter into longer-term contracts and reduces the redeployment risk of our horsepower in the field. Our modern and standardized fleet, decentralized field level operating structure and technical proficiency in predictive and preventive maintenance and overhaul operations have enabled us to achieve average service run times consistently at or above the levels required by our customers and maintain high overall utilization rates for our fleet.
As part of our services, we engineer, design, operate, service and repair our compression units and maintain related support inventory and equipment. The compression units in our modern fleet are designed to be easily adaptable to fit our customers’ changing compression requirements. Focusing on the needs of our customers and providing them with reliable and flexible compression services in geographic areas of attractive production helps us to generate stable cash flows for our unitholders.
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
We provide compression services to major oil companies and independent producers, processors, gatherers and transporters of natural gas and crude oil. Regardless of the application for which our services are provided, our customers rely upon the availability of the equipment used to provide compression services and our expertise to maximize the throughput of product, reduce fuel costs and minimize emissions. Our customers may have compression demands in conjunction with their field development projects in areas of the U.S. where we are not currently operating, and we continually consider further expansion of our geographic areas of operation in the U.S. based upon the level of customer demand. Our modern, flexible fleet of compression units, which have been designed to be rapidly deployed and redeployed throughout the country, provides us with opportunities to expand into other areas with both new and existing customers.
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
Recent Developments
Seventh Amended and Restated Credit Agreement
On December 8, 2021, we amended and restated our existing credit agreement by entering into the Credit Agreement which, among other things, extended the maturity of our revolving credit facility until 2026, as described further in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Revolving Credit Facility.”
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
Our Compression Fleet
The fleet of compression units that we own and use to provide compression services consists of specially engineered compression units that utilize standardized components, principally engines manufactured by Caterpillar, Inc. and compressor frames and cylinders manufactured by Ariel Corporation. Our units can be rapidly and cost effectively modified for specific customer applications. As of December 31, 2021, the average age of our compression units was approximately nine years. Our modern, standardized compression unit fleet is powered primarily by the Caterpillar 3400, 3500 and 3600 engine classes, which range from 401 to 5,000 horsepower per unit. These larger horsepower units, which we define as 400 horsepower per unit or greater, represented 86.3% of our total fleet horsepower (including compression units on order) as of December 31, 2021. The remainder of our fleet consists of smaller horsepower units ranging from 40 horsepower to 399 horsepower that are primarily used in gas lift applications. We believe the average age and overall composition of our compressor fleet result in fewer mechanical failures, lower fuel usage, and reduced environmental emissions.

The following table provides a summary of our compression units by horsepower as of December 31, 2021:

Unit Horsepower	Fleet Horsepower	Number of Units	Horsepower on Order (1)	Number of Units on Order	Total Horsepower	Number of Units	Percent of Total Horsepower	Percent of Units
Small horsepower
<400	508,496	2,991	—	—	508,496	2,991	13.7%	55.2%
Large horsepower
≥400 and <1,000	430,677	736	—	—	430,677	736	11.6%	13.6%
≥1,000	2,749,845	1,684	25,000	10	2,774,845	1,694	74.7%	31.2%
Total large horsepower	3,180,522	2,420	25,000	10	3,205,522	2,430	86.3%	44.8%
Total horsepower	3,689,018	5,411	25,000	10	3,714,018	5,421	100.0%	100.0%
________________________
(1)As of December 31, 2021, we had 10 large horsepower units, consisting of 25,000 horsepower, on order for delivery during 2022. Subsequent to December 31, 2021, we ordered an additional 20 large horsepower units, consisting of 50,000 horsepower, on order for delivery during 2022.
Many of our compression units contain devices that enable us to monitor the units remotely through cellular and satellite networks to supplement our technicians’ on-site monitoring visits. We intend to continue to selectively add remote monitoring systems to our new and existing fleet during 2022 where beneficial from an operational and financial standpoint. All of our compression units are designed to automatically shut down if operating conditions deviate from a pre-determined range.
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
Customers
Our customers consist of more than 275 companies in the energy industry, including major integrated oil companies, public and private independent exploration and production companies, and midstream companies. Our ten largest customers accounted for approximately 39%, 35% and 33% of our revenue for the years ended December 31, 2021, 2020 and 2019, respectively.
Suppliers and Service Providers
The principal manufacturers of components for our natural gas compression equipment include Caterpillar, Inc., Cummins Inc., and Arrow Engine Company for engines, Air-X-Changers and Alfa Laval (US) for coolers, and Ariel Corporation, Cooper Machinery Services Gemini products and Arrow Engine Company for compressor frames and cylinders. We also rely primarily on four vendors, A G Equipment Company, Alegacy Equipment, LLC, Standard Equipment Corp. and Genis Holdings LLC, to package and assemble our compression units. Although we rely primarily on these suppliers, we believe alternative sources for natural gas compression equipment are generally available if needed. However, relying on alternative sources may increase our costs and change the standardized nature of our fleet. We have not experienced any material supply problems to date. Although lead-times for new Caterpillar engines and new Ariel compressor frames have in the recent past varied between six months and one year due to changes in demand and supply allocations, as of December 31, 2021, lead-times for such engines and frames are slightly less than one year. Please read Part I, Item 1A “Risk Factors – Risks Related to Our Business – We depend on a limited number of suppliers and are vulnerable to product shortages and price increases, which could have a negative impact on our results of operations”.
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
Governmental Regulations
We are subject to stringent and complex federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of human health, safety and the environment. These regulations include compliance obligations for air emissions, water quality, wastewater discharges and solid and hazardous waste disposal, as well as regulations designed for the protection of human health and safety and threatened or endangered species. Compliance with these environmental laws and regulations may expose us to significant costs and liabilities and cause us to incur significant capital expenditures in our operations. We are often obligated to provide information to customers in obtaining permits or approvals in our operations from various federal, state and local authorities. Permits and approvals can be denied or delayed, which may cause us to lose potential and current customers, interrupt our operations and limit our growth and revenue. Moreover, failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of remedial obligations and the issuance of injunctions delaying or prohibiting operations. Private parties may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage. While we believe that our operations are in substantial compliance with applicable environmental laws and regulations and that continued compliance with current requirements would not have a material adverse effect on us, we cannot predict whether our cost of compliance will materially increase in the future. Any changes in, or more stringent enforcement of, existing environmental laws and regulations, or passage of additional environmental laws and regulations that result in more stringent and costly pollution control equipment, waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our operations and financial position.

We do not believe that compliance with current federal, state or local laws and regulations will have a material adverse effect on our business, financial position or results of operations or cash flows. We cannot assure you, however, that future events such as changes in existing laws or regulations or enforcement policies, the promulgation of new laws or regulations, or the development or discovery of new facts or conditions or unforeseen incidents will not cause us to incur significant costs. The following is a discussion of material environmental and safety laws that relate to our operations. We believe that we are in substantial compliance with all of these environmental laws and regulations. Please read Part I, Item 1A “Risk Factors – Risks Related to Governmental Legislation and Regulation – We and our customers are subject to substantial environmental regulation, and changes in these regulations could increase our and their costs or liabilities and result in decreased demand for our services”.
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
In 2012, the EPA finalized rules that establish new air emissions controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package included New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emissions standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The rules established specific new requirements regarding emissions from compressors and controllers at natural gas processing plants, dehydrators, storage tanks and other production equipment as well as the first federal air standards for natural gas wells that are hydraulically fractured. In June 2016, the EPA took steps to expand on these regulations when it published New Source Performance Standards, known as Subpart OOOOa, that required certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce methane gas and VOC emissions. These Subpart OOOOa standards expanded the 2012 New Source Performance Standards by using certain equipment-specific emissions control practices, requiring additional controls for pneumatic controllers and pumps as well as compressors, and imposing leak detection and repair requirements for natural gas compressor and booster stations. In addition, in November 2021, the EPA proposed a rule to further reduce methane and VOC emissions from new and existing sources in the oil and gas sector.
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
Climate change. Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas, are examples of greenhouse gases (“GHGs”). In recent years, the U.S. Congress has considered legislation to reduce GHG emissions. At the federal level, the government could seek to pursue legislative, regulatory or executive initiatives that may impose significant restrictions on fossil-fuel exploration and production and use such as limitations or bans on hydraulic fracturing of oil and gas wells, bans or restrictions on new leases for production of minerals on federal properties, and imposing restrictive requirements on new pipeline infrastructure or fossil-fuel export facilities. Other energy legislation and initiatives could include a carbon tax, methane fee or cap and trade program. At the state level, many states, including the states in which we or our customers conduct operations, have adopted legal requirements that have imposed new or more stringent permitting, disclosure or well construction requirements on oil and gas activities. Further, although Congress has not passed such legislation, almost half of the states have begun to address GHG emissions, primarily through the planned development of emissions inventories or regional GHG cap and trade programs. Depending on the particular program, we could be required to control GHG emissions or to purchase and surrender allowances for GHG emissions resulting from our operations.
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
At the international level, nearly 200 nations entered into an international climate agreement at the 2015 United Nations Framework Convention on Climate Change in Paris, under which participating countries did not assume any binding obligation to reduce future emissions of GHGs but instead pledged to voluntarily limit or reduce future emissions. The Paris Agreement went into effect on November 4, 2016, and the United States formally rejoined in February 2021. The United States has established an economy-wide target of reducing its net GHG emissions by 50-52 percent below 2005 levels in 2030 and achieving net zero GHG emissions economy-wide by no later than 2050. In addition, certain U.S. city and state governments have announced their intention to satisfy their proportionate obligations under the Paris Agreement.
Although it is not currently possible to predict with specificity how any proposed or future GHG legislation, regulation, agreements or initiatives will impact our business, any legislation or regulation of GHG emissions that may be imposed in areas in which we conduct business or on the assets we operate, including a carbon tax, methane fee or cap and trade program, could result in increased compliance or operating costs or additional operating restrictions or reduced demand for our services, and could have a material adverse effect on our business, financial condition and results of operations. Notwithstanding potential risks related to climate change, the EIA estimates that oil and gas will continue to represent a major share of energy use through 2050. However, recent activism directed at shifting funding away from companies with energy-related assets could result in limitations or restrictions on certain sources of funding for the energy sector, which could have an adverse effect on our ability to obtain external financing.
Finally, it should be noted that some scientists have concluded that increasing concentrations of GHG in Earth’s atmosphere may produce climate changes that have significant weather-related effects, such as increased frequency and severity of storms, droughts, floods and other climatic events. If any of those effects were to occur, they could have an adverse effect on our or our customers’ assets and operations, or result in increased cost or difficulty obtaining insurance. Another possible consequence of climate change is increased volatility in seasonal temperatures. The market for natural gas liquids (“NGLs”) and natural gas is generally impacted by periods of colder weather and warmer weather, so any changes in climate could affect the market for these fuels, and thus demand for our services. Despite the use of the term “global warming” as a shorthand for climate change, some studies indicate that climate change could cause some areas to experience temperatures substantially colder than their historical averages. As a result, it is difficult to predict how the market for our services could be affected by increased temperature volatility.
We recognize the need to decrease emissions and integrate alternative energy sources into our operations, and we actively pursue economically beneficial opportunities to reduce our environmental footprint. To that end, we have been exploring the use of a dual-drive technology, which offers the ability to switch compression drivers between an electric motor and a natural gas engine, to reduce our emissions of nitrogen oxide, carbon monoxide, CO2 and VOCs.
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
Our compression operations do not generate process wastewaters that are discharged to waters of the U.S. In any event, our customers assume responsibility under the majority of our standard natural gas compression contracts for obtaining any permits that may be required under the CWA, whether for discharges or developing property by filling wetlands. On December 7, 2021, the EPA and the U.S. Army Corps of Engineers issued a proposed rule revising the standard for what constitutes jurisdictional waters and wetlands subject to the protections and requirements of the CWA. Should the proposed rule be adopted or a different rule promulgated that expands the jurisdictional reach of the CWA, our customers could face increased costs and delays due to additional permitting and regulatory requirements and possible challenges to permitting decisions.
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
Site remediation. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and comparable state laws may impose strict, joint and several liability without regard to fault or the legality of the original conduct on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include the owner and operator of a disposal site where a hazardous substance release occurred and any company that transported, disposed of or arranged for the transport or disposal of hazardous substances released at the site. Under CERCLA, such persons may be liable for the costs of remediating the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. In addition, where contamination may be present, it is not uncommon for the neighboring landowners and other third parties to file claims for personal injury, property damage and recovery of response costs. While we generate materials in the course of our operations that may be regulated as hazardous substances, we have not received notification that we may be potentially responsible for cleanup costs under CERCLA at any site.
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
Human Capital Management
USA Compression Management Services, LLC (“USAC Management”), a wholly owned subsidiary of the General Partner, performs certain management and other administrative services for us, such as accounting, corporate development, finance and legal. All of our employees, including our executive officers, are employees of USAC Management. As of December 31, 2021, USAC Management had 697 full time employees. None of our employees are subject to collective bargaining agreements. We consider our employee relations to be good.
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
Commitment to Safety. We have a strong commitment to safety. We provide continuous training opportunities for employees, including training that is required by applicable laws, regulations, standards, and permit conditions. Our safety standards and expectations are clearly communicated to all operations employees with the expectation that each individual has the obligation to make safety their highest priority. Our safety culture promotes an open environment for discovering, resolving, and sharing safety challenges. We strive to eliminate unwanted safety events and support our safety culture through a comprehensive program that includes a dedicated field operations based safety team, monthly employee safety meetings and safety audits, among other things. A portion of our senior management bonuses and field management bonuses are dependent on our safety performance. We promote employee empowerment, leadership, communication, personal responsibility to comply with standard operating procedures and regulatory requirements, effective risk reduction processes, and personal wellness. Our goal is operational excellence, which includes maintaining an injury- and incident-free workplace. To achieve this, we strive to hire and maintain the most qualified and dedicated workforce in the industry and make safety and safety accountability part of our daily operations. The OSHA Total Recordable Incident Rate (“TRIR”) is a key performance indicator by which we evaluate the success of our safety program. TRIR provides a measure of occupational safety performance for the year by calculating the number of recordable incidents compared to the total number of hours worked by all employees. Out of approximately 1,600,000 hours worked in 2021, our TRIR was 0.75 for 2021. We believe our low TRIR and our 3,800,000 hours worked without a lost time event speaks to our investment in and focus on safety.
Regarding COVID-19, as an essential business providing critical energy infrastructure services, we place a high priority on the safety of our employees and the continued operation of our assets, and we continue to follow and operate in accordance with federal, state and local health guidelines and safety protocols. We also continue to follow the U.S. Center for Disease Control guidance and provide employees with training and direction to help maintain the health and safety of our workforce.
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
•An extended reduction in the demand for, or production of, natural gas or crude oil could adversely affect the demand for our services or the prices we charge for our services, which could result in a decrease in our revenues and cash available for distribution to unitholders.
•Pandemics and other public health crises, including the ongoing global COVID-19 pandemic, may have an adverse effect on our business and results of operations.
•We have several key customers. The loss of any of these customers would result in a decrease in our revenues and cash available for distribution.
•We face significant competition that may cause us to lose market share and reduce our cash available for distribution.
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
•Our debt level, including any increases in interest rates, may limit our flexibility in obtaining additional financing, pursuing other business opportunities and paying distributions.
•We depend on a limited number of suppliers and are vulnerable to product shortages and price increases, which could have a negative impact on our results of operations.

•We may be unable to grow our cash flows if we are unable to expand our business, which could limit our ability to maintain or increase the level of distributions to our common unitholders.
•We may be unable to grow successfully through acquisitions, which may negatively impact our operations and limit our ability to maintain or increase the level of distributions on our common units.
•Our ability to fund purchases of additional compression units and expansion capital expenditures in the future is dependent on our ability to access external capital.
Risks Related to Governmental Legislation and Regulation
•We and our customers are subject to substantial environmental regulation, and changes in these regulations could increase our and their costs or liabilities and result in decreased demand for our services.
•New regulations, proposed regulations and proposed modifications to existing regulations under the Clean Air Act, if implemented, could result in increased compliance costs.
Risks Inherent in an Investment in Us
•Holders of our common units have limited voting rights and are not entitled to elect the General Partner or its directors.
•Energy Transfer owns and controls the General Partner, and the General Partner has sole responsibility for conducting our business and managing our operations. The General Partner and its affiliates, including Energy Transfer, have conflicts of interest with us and limited fiduciary duties, and they may favor their own interests to the detriment of us and our unitholders.
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
•The General Partner has a call right that may require holders of our common units to sell their common units at an undesirable time or price.
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
In order to make cash distributions at our current distribution rate of $0.525 per common unit per quarter, or $2.10 per common unit per year, we will require available cash of $51.1 million per quarter, or $204.5 million per year, based on the number of common units outstanding as of February 10, 2022.
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
An extended reduction in the demand for, or production of, natural gas or crude oil could adversely affect the demand for our services or the prices we charge for our services, which could result in a decrease in our revenues and cash available for distribution to unitholders.
The demand for our compression services depends upon the continued demand for, and production of, natural gas and crude oil. Demand may be affected by, among other factors, natural gas prices, crude oil prices, weather, availability of alternative energy sources, global health pandemics (such as COVID-19), governmental regulation and the overall demand for energy. Any extended reduction in the demand for natural gas or crude oil could depress the level of production activity and result in a decline in the demand for our compression services, which could result in a reduction in our revenues and our cash available for distribution.
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
Following disputes between the members of OPEC+ about production levels and the price of oil and amid the outbreak of COVID-19, the price of oil declined rapidly beginning in March 2020. At the end of December 2020, the North American rig count was 351 rigs, the price of WTI crude oil was $48.35 per barrel and Henry Hub natural gas spot prices were $2.36 per MMBtu. The decline in commodity prices and the demand for and production of crude oil and natural gas resulted in a decline in the demand for our compression services, which resulted in a reduction of our revenues and our cash available for distribution in 2020 and 2021. In addition, a small portion of our fleet is used in gas lift applications in connection with crude oil production using horizontal drilling techniques. During periods of low crude oil prices, we typically experience pressure on service rates and utilization from our customers in gas lift applications, and we experienced such effects in 2020, as an example. Any future decreases in the rate at which crude oil and natural gas reserves are developed, whether due to increased governmental regulation, limitations on exploration and production activity or other factors, could have a material adverse effect on our business.
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
Pandemics and other public health crises, including the ongoing global COVID-19 pandemic, may have an adverse effect on our business and results of operations.
Pandemics, such as the COVID-19 pandemic, or other public health crises could significantly reduce the demand for, price of and level of production of natural gas and crude oil, which could have an adverse impact on our business and results of operations. The COVID-19 pandemic that began in early 2020 caused volatility in the capital markets and negatively impacted the worldwide economy, including the oil and gas industry. Demand for crude oil and natural gas declined in 2020 due in part to the COVID-19 pandemic and associated government imposed restrictions and decreased consumer demand. This reduced demand also contributed to a decline in commodity prices and production. These declines had, and may again in the future have, a negative impact on many of our customers involved in the domestic exploration and production of crude oil and natural gas, which in turn had and may continue to have, an adverse effect on our business and results of operations.
A reduction in the demand for, price of and level of production of natural gas and crude oil in the regions where we provide compression services, could potentially cause:
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
Additionally, if COVID-19 or other pandemics were to significantly spread into our workforce, this could hinder our ability to provide services and otherwise perform our contractual obligations to our customers. The duration of the COVID-19 pandemic and the magnitude of its repercussions cannot be reasonably estimated at this time, and depending on its duration and severity, it could materially adversely affect our financial condition and results of operations.
We have several key customers. The loss of any of these customers would result in a decrease in our revenues and cash available for distribution.
We provide compression services under contracts with several key customers. The loss of one of these key customers may have a greater effect on our financial results than for a company with a more diverse customer base. Our ten largest customers accounted for approximately 39%, 35% and 33% of our revenue for the years ended December 31, 2021, 2020 and 2019, respectively. The loss of all or even a portion of the compression services we provide to our key customers, as a result of competition or otherwise, could have a material adverse effect on our business, results of operations, financial condition and cash available for distribution.
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
Our contracts typically have an initial term of between six months and five years, depending on the application and location of the compression unit. After the expiration of the initial term, the contract continues on a month-to-month or longer basis until terminated by us or our customers upon notice as provided for in the applicable contract. For the year ended December 31, 2021, approximately 33% of our compression services on a revenue basis were provided on a month-to-month basis to customers who continue to utilize our services following expiration of the primary term of their contracts. These customers can generally terminate their month-to-month compression services contracts on 30 days’ written notice. If a significant number of these customers were to terminate their month-to-month services, or attempt to renegotiate their month-to-month contracts at substantially lower rates, it could have a material adverse effect on our business, results of operations, financial condition and cash available for distribution.
Our debt level, including any increases in interest rates, may limit our flexibility in obtaining additional financing, pursuing other business opportunities and paying distributions.
As of December 31, 2021, we had $2.0 billion of total debt, net of amortized deferred financing costs, outstanding under our Credit Agreement and Senior Notes.
The Credit Agreement has an aggregate commitment of $1.6 billion (subject to availability under our borrowing base), with a further potential increase of up to $200 million. The Credit Agreement matures on December 8, 2026, except that if any portion of the Senior Notes 2026 are outstanding on December 31, 2025, the Credit Agreement will mature on December 31, 2025. As of December 31, 2021, we had outstanding borrowings under the Credit Agreement of $516.3 million, $1.1 billion of borrowing base availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $261.9 million.
As of December 31, 2021, we had $725.0 million and $750.0 million aggregate principal amount outstanding on our Senior Notes 2026 and Senior Notes 2027, respectively. The Senior Notes 2026 and Senior Notes 2027 accrue interest at the rate of 6.875% per year.
Our ability to incur additional debt is also subject to limitations in the Credit Agreement, including certain financial covenants. As of December 31, 2021, our leverage ratio under the Credit Agreement was 5.09x. Financial covenants in the Credit Agreement permit a maximum leverage ratio of not greater than 5.75 to 1.00 through the second fiscal quarter of 2022; 5.50 to 1.00 from the third fiscal quarter of 2022 through the third fiscal quarter of 2023; and 5.25 to 1.00 thereafter (except that we may increase the applicable Total Leverage Ratio by 0.25 for any fiscal quarter during which a Specified Acquisition (as defined in the Credit Agreement) occurs and the following two fiscal quarters, but in no event shall the maximum Total Leverage Ratio exceed 5.50 to 1.00 for any fiscal quarter as a result of such increase), an Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 2.50 to 1.00 and a Secured Leverage Ratio (as defined in the Credit Agreement) of not greater than 3.00 to 1.00 or less than 0.00 to 1.00. As of February 10, 2022, we had outstanding borrowings under the Credit Agreement of $549.9 million.
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
Our ability to service our debt will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. In addition, our ability to service our debt under the Credit Agreement could be impacted by market interest rates, as all of our outstanding borrowings under the Credit Agreement are subject to variable interest rates that fluctuate with changes in market interest rates. A substantial increase in the interest rates applicable to our outstanding borrowings could have a material negative impact on our cash available for distribution. For example, a one percent increase in the effective interest rate on our outstanding borrowings under the Credit Agreement as of December 31, 2021 would result in an annual increase in our interest expense of approximately $5.2 million. If our operating results are not sufficient to service our current or future indebtedness, we could be forced to take actions such as reducing the level of distributions on our common units, curtailing or delaying our business activities, acquisitions, investments or capital expenditures, selling assets, restructuring or refinancing our debt or seeking additional equity capital. We may be unable to effect any of these actions on terms satisfactory to us or at all.
We depend on a limited number of suppliers and are vulnerable to product shortages and price increases, which could have a negative impact on our results of operations.
The substantial majority of the components for our natural gas compression equipment are supplied by Caterpillar Inc., Cummins Inc. and Arrow Engine Company for engines, Air-X-Changers and Alfa Laval (US) for coolers, and Ariel Corporation, Cooper Machinery Services Gemini products and Arrow Engine Company for compressor frames and cylinders.

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
Additionally, if we are not able to pass along increases to our costs due to inflation on parts, fluids, labor and other aspects of our business, it may adversely affect our results of operations and cash flows.
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
Weak economic conditions and widespread financial distress, including as a result of the COVID-19 pandemic, did and could again reduce the liquidity of our customers, suppliers or vendors, making it more difficult for them to meet their obligations to us. We are therefore subject to heightened risks of loss resulting from nonpayment or nonperformance by our customers, suppliers and vendors. Severe financial problems encountered by our customers, suppliers and vendors could limit our ability to collect amounts owed to us, or to enforce the performance of obligations owed to us under contractual arrangements. In the event that any of our customers was to enter into bankruptcy, we could lose all or a portion of the amounts owed to us by such customer, and we may be forced to cancel all or a portion of our service contracts with such customer at significant expense to us. For example, as of December 31, 2021, one customer accounted for 14% of our trade account receivables, net balance. If this customer was to enter bankruptcy or failed to pay us, it could adversely affect our business, results of operations, financial condition and cash flows.
In addition, nonperformance by suppliers or vendors who have committed to provide us with critical products or services could raise our costs or interfere with our ability to successfully conduct our business. All of the above may be exacerbated in the future by the COVID-19 pandemic and the governmental responses thereto continue.
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
We have recorded $304.4 million of identifiable intangible assets, net, as of December 31, 2021. Any event that causes a reduction in demand for our services could result in a reduction of our estimates of future cash flows and growth rates in our business. These events could cause us to record impairments of identifiable intangible assets.
If we determine that any of our identifiable intangible assets are impaired, we will be required to take an immediate charge to earnings with a corresponding reduction of partners’ capital resulting in an increase in balance sheet leverage as measured by debt to total capitalization.
Impairment in the carrying value of long-lived assets could reduce our earnings.
We have a significant number of long-lived assets on our consolidated balance sheet. Under GAAP, we are required to review our long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be recoverable or such assets will no longer be utilized in the operating fleet. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If business conditions or other factors cause the expected undiscounted cash flows to decline, we may be required to record non-cash impairment charges. Events and conditions that could result in impairment in the value of our long-lived assets include changes in the industry in which we operate, competition, advances in technology, adverse changes in the regulatory environment, or other factors leading to a reduction in our expected long-term profitability. For example, for the years ended December 31, 2021, 2020 and 2019, we evaluated the future deployment of our idle fleet under current market conditions and determined to retire 26, 37 and 33 compressor units, respectively, for a total of approximately 11,000, 15,000 and 11,000 horsepower, respectively, that were previously used to provide compression services in our business. As a result, we recorded impairments of compression equipment of $5.1 million, $8.1 million and $5.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Additionally, our ability to hire, train and retain qualified personnel will continue to be important and could become more challenging as we grow and to the extent energy industry market conditions are competitive. When labor markets are tight, such as when general industry conditions are favorable, the competition for experienced operational and field technicians increases as other energy and manufacturing companies’ needs for the same personnel increases. Our ability to grow or even to continue our current level of service to our current customers could be adversely impacted if we are unable to successfully hire, train and retain these important personnel.
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
The CDM Acquisition could expose us to additional unknown and contingent liabilities. We performed due diligence in connection with the CDM Acquisition and attempted to verify the representations made by Energy Transfer in connection therewith, but there may be unknown and contingent liabilities of which we are currently unaware. Energy Transfer has agreed to indemnify us for losses or claims relating to the operation of the business or otherwise only to a limited extent and for a limited period of time, and certain of Energy Transfer’s indemnification obligations lapsed in late 2019. There is a risk that we could ultimately be liable for obligations relating to the CDM Acquisition for which indemnification is not available, which could materially adversely affect our business, results of operations and cash flow.
From time to time, we are subject to various claims, tax audits, litigation and other proceedings that could ultimately be resolved against us and require material future cash payments or charges, which could impair our financial condition or results of operations.
The size, nature and complexity of our business make us susceptible to various claims, tax audits, litigation and binding arbitration proceedings. We are currently, and may in the future become, subject to various claims, which, if not resolved within amounts we have accrued, if any, could have a material adverse effect on our financial position, results of operations or cash flows, including our ability to pay distributions. Similarly, any claims, even if fully indemnified or insured, could negatively impact our reputation among our customers and the public, and make it more difficult for us to compete effectively or obtain adequate insurance in the future. See Part I, Item 3 “Legal Proceedings” and Note 16 to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” for additional information regarding certain legal proceedings to which we are a party.
Risks Related to Governmental Legislation and Regulation
We and our customers are subject to substantial environmental regulation, and changes in these regulations could increase our and their costs or liabilities and result in decreased demand for our services.
We are subject to stringent and complex federal, state and local laws and regulations, including laws and regulations regarding the discharge of materials into the environment, emissions controls and other environmental protection and occupational health and safety concerns, as discussed in detail in Item 1 “Business – Our Operations – Governmental Regulations”. Environmental laws and regulations may, in certain circumstances, impose strict liability for environmental contamination, which may render us liable for remediation costs, natural resource damages and other damages as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior owners or operators or other third parties. In addition, where contamination may be present, it is not uncommon for neighboring land owners and other third parties to file claims for personal injury, property damage and recovery of response costs. Remediation costs and other damages arising as a result of environmental laws and regulations, and costs associated with new information, changes in existing environmental laws and regulations or the adoption of new environmental laws and regulations could be substantial and could negatively impact our financial condition or results of operations. Moreover, failure to comply with these environmental laws and regulations may result in the imposition of administrative, civil and criminal penalties and the issuance of injunctions delaying or prohibiting operations.

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
New regulations or proposed modifications to existing regulations under the Clean Air Act (“CAA”), as discussed in detail in Item 1 “Business – Our Operations – Governmental Regulations”, may lead to adverse impacts on our business, financial condition, results of operations, and cash available for distribution. For example, in 2015, the EPA finalized a rule strengthening the primary and secondary National Ambient Air Quality Standards (“NAAQS”) for ground level ozone, both of which are 8-hour concentration standards of 70 parts per billion. In December 2020, the EPA announced its decision to retain, without changes, the 2015 NAAQS. After the EPA revises a NAAQS standard, the states are expected to establish revised attainment/non-attainment regions. State implementation of the 2015 NAAQS could result in stricter permitting requirements, delay or prohibit our customers’ ability to obtain such permits, and result in increased expenditures for pollution control equipment, which could negatively impact our customers’ operations, increase the cost of additions to property, plant, and equipment, and negatively impact our business.
In 2012, the EPA finalized rules that establish new air emissions controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package included New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emissions standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The rules established specific new requirements regarding emissions from compressors and controllers at natural gas processing plants, dehydrators, storage tanks and other production equipment as well as the first federal air standards for natural gas wells that are hydraulically fractured. In June 2016, the EPA took steps to expand on these regulations when it published New Source Performance Standards, known as Subpart OOOOa, that required certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce methane gas and VOC emissions. These Subpart OOOOa standards expanded the 2012 New Source Performance Standards by using certain equipment-specific emissions control practices, requiring additional controls for pneumatic controllers and pumps as well as compressors, and imposing leak detection and repair requirements for natural gas compressor and booster stations. In addition, in November 2021, the EPA proposed a rule to further reduce methane and VOC emissions from new and existing sources in the oil and gas sector.
Any additional regulation of air emissions from the oil and gas sector could result in increased expenditures for pollution control equipment, which could impact our customers’ operations and negatively impact our business.

Climate change legislation, regulatory initiatives, and litigation could result in increased compliance costs and restrictions on our customers’ operations.
Climate change continues to attract considerable public and scientific attention. Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas, are examples of greenhouse gases (“GHGs”). In recent years, the U.S. Congress has considered legislation to reduce GHG emissions. In addition, federal or state governmental agencies could seek to pursue legislative, regulatory or executive initiatives that restrict GHG emissions. Other energy legislation and initiatives could include a carbon tax, methane fee or cap and trade program. Independent of Congress, and as discussed in detail in Item 1 “Business – Our Operations – Governmental Regulations”, the EPA has taken steps to adopt regulations controlling GHG emissions under its existing CAA authority. Further, although Congress has not passed such legislation, many states have begun to address GHG emissions, primarily through the planned development of emissions inventories or regional GHG cap and trade programs. Depending on the particular program, we could be required to control GHG emissions or to purchase and surrender allowances for GHG emissions resulting from our operations.
Federal and possibly state governments may impose significant restrictions on fossil-fuel exploration, production and use such as limitations or bans on hydraulic fracturing of oil and gas wells, bans or restrictions on new leases for production of minerals on federal properties, and impose restrictive requirements on new pipeline infrastructure or fossil-fuel export facilities. Litigation risks are also increasing, as a number of cities, local governments and other plaintiffs have sued companies engaged in the exploration and production of fossil fuels in state and federal courts, alleging various legal theories to recover for the impacts of alleged global warming effects, such as rising sea levels. Many of these suits allege that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts. Although a number of these lawsuits have been dismissed, others remain pending and the outcome of these cases remains difficult to predict.
Although it is not currently possible to predict with specificity how any proposed or future GHG legislation, regulation, agreements or initiatives will impact our business, any legislation or regulation of GHG emissions that may be imposed in areas in which we conduct business or on the assets we operate, including a carbon tax, methane fee or cap and trade program, could result in increased compliance or operating costs or additional operating restrictions or reduced demand for our services, and could have a material adverse effect on our business, financial condition and results of operations.
Additionally, the SEC announced its intention to promulgate rules requiring climate disclosures. Although the form and substance of these requirements is not yet known, this may result in additional costs to comply with any such disclosure requirements.
Climate change may increase the frequency and severity of weather events that could result in severe personal injury, property damage and environmental damage, which could curtail our or our customers’ operations and otherwise materially adversely affect our cash flows.
Some scientists have concluded that increasing concentrations of GHG in Earth’s atmosphere may produce climate changes that have significant weather-related effects, such as increased frequency and severity of storms, droughts, floods and other climatic events. If any of those effects were to occur, they could have an adverse effect on our assets and operations, including damages to our or our customers’ facilities and assets from powerful wind or rising waters. We may experience increased insurance costs, or difficulty obtaining adequate insurance coverage, for our assets in areas subject to more frequent severe weather. We may not be able to recoup these increased costs through the rates we charge our customers. Extreme weather events could cause damage to property or facilities that could exceed our insurance coverage and our business, financial condition and results of operations could be adversely affected.
Another possible consequence of climate change is increased volatility in seasonal temperatures. The market for NGLs and natural gas is generally impacted by periods of colder weather and warmer weather, so any changes in climate could affect the market for those fuels, and thus demand for our services. Despite the use of the term “global warming” as a shorthand for climate change, some studies indicate that climate change could cause some areas to experience temperatures substantially colder than their historical averages. As a result, it is difficult to predict how the market for our services could be affected by increased temperature volatility.
A climate-related decrease in demand for crude oil and natural gas could negatively affect our business.
Supply and demand for crude oil and natural gas is dependent upon a variety of factors, many of which are beyond our control. These factors include, among others, the potential adoption of new government regulations, including those related to fuel conservation measures and climate change regulations, technological advances in fuel economy and energy generation devices. For example, legislative, regulatory or executive actions intended to reduce emissions of GHGs could increase the cost of consuming crude oil and natural gas, thereby potentially causing a reduction in the demand for such products. A broader transition to alternative fuels or energy sources, whether resulting from potential new government regulation, carbon taxes or consumer preferences could result in decreased demand for crude oil, natural gas and NGLs. Any decrease in demand for these products could consequently reduce demand for our services and could have a negative effect on our business.
Also, recent activism directed at shifting funding away from companies with energy-related assets could result in a reduction of funding for the energy sector overall, which could have an adverse effect on our ability to obtain external financing as well as negatively affect the cost of, and terms for, financing to fund capital expenditures or other aspects of our business.
Increased attention to ESG matters and conservation measures may adversely impact our business
Increasing attention to, and societal expectations on companies to address climate change and other environmental and social impacts, investor and societal expectations regarding voluntary environmental, social and governance (“ESG”) disclosures, and consumer demand for alternative forms of energy may result in increased costs, reduced demand for fossil fuels and consequently demand for our services, reduced profits, increased risk of investigations and litigation, and negative impacts on the value of our assets and access to capital. Increasing attention to climate change and environmental conservation, for example, may result in demand shifts for oil and natural gas products and additional governmental investigations and private litigation against us or our customers. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to our causation of or contribution to the asserted damage, or to other mitigating factors.
In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Unfavorable ESG ratings and recent activism directed at shifting funding away from companies with energy-related assets could lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our access to and costs of capital. Additionally, to the extent ESG matters negatively impact our reputation, we may not be able to compete as effectively to recruit or retain employees, which may adversely affect our operations.
Such ESG matters may also impact our customers or suppliers, which may adversely impact our business, financial condition, or results of operations.
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
Unlike the holders of common stock in a corporation, our common unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Common unitholders have no right to elect the General Partner or the board of directors of the General Partner (the “Board”). Energy Transfer is the sole member of the General Partner and has the right to appoint the majority of the members of the Board, including all but one of its independent directors. Also, pursuant to that certain Board Representation Agreement entered into by us, the General Partner, Energy Transfer and EIG Veteran Equity Aggregator, L.P. (along with its affiliated funds, “EIG”) in connection with our private placement of Preferred Units and Warrants to EIG, EIG Management Company, LLC has the right to designate one of the members of the Board for so long as the holders of the Preferred Units hold more than 5% of the Partnership’s outstanding common units in the aggregate (taking into account the common units that would be issuable upon conversion of the Preferred Units and exercise of the Warrants).
If our common unitholders are dissatisfied with the General Partner’s performance, they have little ability to remove the General Partner. Common unitholders are currently unable to remove the General Partner because the General Partner and its affiliates own sufficient number of our common units to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common units is required to remove the General Partner, and Energy Transfer currently owns over 33 1/3% of our outstanding common units. As a result of these limitations, the price of our common units may decline because of the absence or reduction of a takeover premium in the trading price.
Furthermore, the Partnership Agreement contains provisions limiting the ability of common unitholders to call meetings or to obtain information about our operations, as well as other provisions limiting our common unitholders’ ability to influence the manner or direction of management.
Energy Transfer owns and controls the General Partner, and the General Partner has sole responsibility for conducting our business and managing our operations. The General Partner and its affiliates, including Energy Transfer, have conflicts of interest with us and limited fiduciary duties, and they may favor their own interests to the detriment of us and our unitholders.
Energy Transfer owns and controls the General Partner and appoints all of the officers and a majority of the directors of the General Partner, some of whom are also officers and directors of Energy Transfer. Although the General Partner has a fiduciary duty to manage us in a manner that is beneficial to us and our unitholders, the directors and officers of the General Partner also have a fiduciary duty to manage the General Partner in a manner that is beneficial to its owner. Conflicts of interest will arise between the General Partner and its owner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, the General Partner may favor its own interests and the interests of its owner over our interests and the interests of our unitholders. These conflicts include the following situations, among others:
•neither the Partnership Agreement nor any other agreement requires Energy Transfer to pursue a business strategy that favors us;
•Energy Transfer and its affiliates are not prohibited from engaging in businesses or activities that are in direct competition with us or from offering business opportunities or selling assets to our competitors;
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
The General Partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the common unitholders. Furthermore, the Partnership Agreement does not restrict the ability of Energy Transfer to transfer all or a portion of its ownership interest in the General Partner to a third party. The new owner of the General Partner would then be in a position to replace the majority of the Board, and all of the officers, of the General Partner with its own designees and thereby exert significant control over the decisions made by the Board and the officers of the General Partner.
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
Energy Transfer and the holders of the Preferred Units may sell our common units in the public or private markets, and such sales could have an adverse impact on the trading price of our common units.
As of December 31, 2021, Energy Transfer beneficially owns an aggregate of 46,056,228 common units in us. We have granted certain registration rights to Energy Transfer and its affiliates with respect to any common units they own, and have filed a registration statement with the SEC for the benefit of the holders of the Preferred Units with respect to any common units they may receive upon conversion of the Preferred Units or exercise of the Warrants. Any sales of these common units in the public or private markets could have an adverse impact on the price of our common units.
The General Partner has a call right that may require holders of our common units to sell their common units at an undesirable time or price.
If at any time the General Partner and its affiliates own more than 80% of our outstanding common units, the General Partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of our common units held by unaffiliated persons at a price that is not less than their then-current market price, as calculated pursuant to the terms of the Partnership Agreement. As a result, holders of our common units may be required to sell their common units at an undesirable time or price. These holders may also incur a tax liability upon a sale of their common units. As of December 31, 2021, the General Partner and its affiliates (including Energy Transfer), beneficially own an aggregate of approximately 47% of our outstanding common units.
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
For tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us. Our U.S. Federal income tax returns for years 2019 and 2020 are currently under examination by the IRS. To the extent possible under applicable rules, the General Partner may pay such taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, elect to issue a revised Schedule K-1 to each unitholder and former unitholder with respect to an audited and adjusted return. No assurances can be made that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be reduced.
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
Moreover, upon the sale, exchange or other disposition of a unit by a non-U.S. unitholder, the transferee is generally required to withhold 10% of the amount realized on such transfer if any portion of the gain on such transfer would be treated as effectively connected income. Treasury regulations provide that the “amount realized” on a transfer of an interest in a publicly traded partnership will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor. Treasury regulations and recent Treasury guidance further provide that withholding on a transfer of an interest in a publicly traded partnership will not be imposed on a transfer that occurs on or prior to December 31, 2022, and after that date, if effected through a broker, the obligation to withhold is imposed on the transferor’s broker. Non-U.S. unitholders should consult their tax advisors regarding the impact of these rules on an investment in our units.
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
We currently conduct business and control assets in several states, many of which currently impose a personal income tax on individuals. Many of these states also impose an income tax on corporations and other entities. As we make acquisitions or expand our business, we may control assets or conduct business in additional states or foreign jurisdictions that impose an income tax. It is our unitholders’ responsibility to file all foreign, federal, state and local tax returns and pay any taxes due in these jurisdictions. Unitholders should consult with their own tax advisors regarding the filing of such tax returns, the payment of such taxes, and the deductibility of any taxes paid.
General Risk Factors
If we fail to develop or maintain an effective system of internal controls, we may not be able to report our financial results accurately or prevent fraud, which would likely have a negative impact on the market price of our common units.
Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and to operate successfully as a publicly traded partnership. Although we continuously evaluate the effectiveness of and improve upon our internal controls, our efforts to develop and maintain our internal controls may not be successful, and we may be unable to maintain effective controls over our financial processes and reporting in the future or to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). For example, Section 404 requires us to, among other things, review and report annually on the effectiveness of our internal control over financial reporting. In addition, our independent registered public accountants are required to assess the effectiveness of our internal control over financial reporting.
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
ITEM 1B.    Unresolved Staff Comments
None.
ITEM 2.    Properties
We do not currently own or lease any material facilities or properties for storage or maintenance of our compression units. As of December 31, 2021, our headquarters consisted of 19,225 square feet of leased office space located at 111 Congress Avenue, Austin, Texas 78701.
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
ITEM 4.    Mine Safety Disclosures
None.

PART II
ITEM 5.    Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Partnership Interests
As of February 10, 2022, we had 97,377,355 common units outstanding. Energy Transfer owns 100% of the membership interests in the General Partner and, as of February 10, 2022, beneficially owns approximately 47% of our outstanding common units.
As of February 10, 2022, we had outstanding 500,000 Preferred Units representing limited partner interests in the Partnership, all of which were held by Preferred Unitholders. The Preferred Units rank senior to the common units with respect to distributions and rights upon liquidation. The Preferred Unitholders are entitled to receive cumulative quarterly cash distributions equal to $24.375 per Preferred Unit.
The Preferred Units are convertible, at the option of the holder, into common units in accordance with the terms of our Second Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) as follows: one third on or after April 2, 2021, two thirds on or after April 2, 2022, and 100% are convertible on or after April 2, 2023. On or after April 2, 2023, we have the option to redeem all or any portion of the Preferred Units then outstanding, subject to certain minimum redemption threshold amounts, for a redemption price set forth in the Partnership Agreement. On or after April 2, 2028, each Preferred Unitholder will have the right to require us to redeem all or a portion of their Preferred Units, subject to certain minimum redemption threshold amounts, for a redemption price set forth in the Partnership Agreement, which we may elect to pay up to 50% in common units, subject to certain additional limits.
Our common units, which represent limited partner interests in us, are listed on the New York Stock Exchange (“NYSE”) under the symbol “USAC.”
Holders
At the close of business on February 10, 2022, based on information received from the transfer agent of the common units, we had 62 holders of record of our common units. The number of record holders does not include holders of common units held in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories. There is no established public trading market for the Preferred Units, all of which are owned by the Preferred Unitholders. Please read Part II, Item 8 “Financial Statements and Supplementary Data – Note 10 – Preferred Units and – Note 11 – Partners’ Capital”.
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
ITEM 6.    [RESERVED]
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
Discussion and analysis of our operating highlights and financial results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 is included under the headings in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Operating Highlights, Financial Results of Operations, Liquidity and Capital Resources, and Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K filed for the year ended December 31, 2020 with the SEC on February 16, 2021.
Overview
We provide compression services in a number of shale plays throughout the U.S., including the Utica, Marcellus, Permian Basin, Delaware Basin, Eagle Ford, Mississippi Lime, Granite Wash, Woodford, Barnett, Haynesville, Niobrara and Fayetteville shales. Demand for our services is driven by the domestic production of natural gas and crude oil. As such, we have focused our activities in areas of attractive natural gas and crude oil production, which are generally found in these shale and unconventional resource plays. According to studies promulgated by the EIA, the production and transportation volumes in these shale plays are expected to collectively increase over the long term. Furthermore, the changes in production volumes and pressures of shale plays over time require a wider range of compression than in conventional basins. We believe we are well-positioned to meet these changing operating conditions due to the operational design flexibility inherit in our compression units.
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
Recent Developments
Seventh Amended and Restated Credit Agreement
On December 8, 2021, we amended and restated our existing credit agreement by entering into the Credit Agreement. The Credit Agreement matures on December 8, 2026, except that if any portion of the Senior Notes 2026 are outstanding on December 31, 2025, the Credit Agreement will mature on December 31, 2025.
Please see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Revolving Credit Facility” for additional information regarding our Credit Agreement.
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
Domestic natural gas production generally occurs in either primarily natural gas basins, such as the Marcellus, Utica and Haynesville Shales, or in basins where natural gas is produced alongside crude oil, also known as “associated” gas, such as the Permian and Delaware Basins, Eagle Ford and the Mid-Continent. Relative stability in commodity prices over much of the past decade encouraged investment in domestic exploration and production and midstream infrastructure across the energy industry, particularly in the low-cost basins characterized by associated gas and crude oil production. The development of these basins producing both commodities has created additional incremental demand for natural gas compression over the recent past as it is a critical method to transport associated gas volumes or enhance crude oil production through gas lift.
Following this period of general stability and moderate growth for both the midstream energy industry and the broader energy industry, the events of 2020—including the COVID-19 pandemic and the crude oil price wars— impacted participants across the energy industry, including us and our customers. The significant price volatility in both crude oil and natural gas had an impact on energy companies’ financial performance, and combined with reduced and uncertain future demand, created a market environment that saw numerous corporate restructurings in the energy industry as companies worked to adjust to a vastly different marketplace than prior to Spring of 2020. This included a focus on rebuilding balance sheet strength, driven in part by meaningful reductions in capital investment.
During 2021, the general energy industry in large part recovered from the low commodity prices and reduced activity of 2020, driven by continued, and growing, demand for both crude oil and natural gas as countries across the world emerged from COVID-19 lock-downs and economies began to recover. As the demand for hydrocarbons generally follows economic growth, 2021 saw strong demand growth coupled with constrained supply, due in part to the effects of reduced capital investment across the energy sector. This has driven commodity prices to meaningfully higher levels, and has helped the energy industry further recover from the lows of 2020. Members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (together with OPEC and other allied producing countries, “OPEC+”) have increased production moderately, but continue to be focused on supply and demand dynamics. In addition, some members of OPEC+ may not be able to increase production to the level of their agreed-to supply amounts.
While the ongoing COVID-19 pandemic continues to create economic uncertainty, many economies and industries that directly or indirectly use crude oil and natural gas have begun to recover, resulting in increased demand. According to the EIA, global consumption of petroleum and liquids fuels increased over 5% in 2021 and the EIA estimates that U.S. gross domestic product increased 5.7% in 2021, both illustrating the continued demand recovery in the U.S. as well as globally.
While overall, economies are working to return to pre-pandemic levels, since the Spring of 2020, the domestic oil and gas industry has been characterized by robust capital discipline, even in the face of the increasing commodity prices witnessed during 2021. Greatly moderated levels of production, exploration and capital investment activity in the upstream sector has trickled down through the midstream sector, and during 2021, we experienced more reduced demand for our compression services than we had anticipated, given the constructive broader commodity environment and increasing demand for crude oil and natural gas. Although our business is focused on providing compression services and does not have any direct exposure to commodity prices, we have indirect exposure to commodity prices as overall levels of activity across the energy industry are influenced by the commodity price environment. And given the level of capital discipline exhibited during 2021, our customers saw generally lower levels of new drilling activity, and instead producers sought alternative paths to maintaining production levels to meet demand, including by working off inventory of drilled-but-uncompleted wells as well as using smaller booster compression units in lieu of drilling new wells.
The EIA’s January 2022 Short-Term Energy Outlook (“EIA Outlook”) estimates that annual U.S. crude oil production averaged 11.2 million barrels per day (“bpd”) in 2021, down just 0.1 million bpd from 2020, primarily due to well freeze-offs during February 2021 and well shut-ins during Hurricane Ida in August and September 2021. In 2022 and 2023, the EIA Outlook expects U.S. crude oil production growth to resume, with 11.8 million bpd in 2022 and 12.4 million bpd in 2023, which would reflect the highest annual average on record, surpassing 2019’s level of production. The expected increase in production is in part due to increased crude oil rig activity, which was up 80% over the past year, according to Baker Hughes, driven by higher crude oil prices, which averaged above $75 per barrel in the fourth quarter of 2021, compared to $58 per barrel in the first quarter of 2021. We expect this increased activity in crude oil and natural gas production throughout 2021 to translate into increased demand for our compression services, particularly in associated gas basins like the Permian Basin, Delaware Basin and Eagle Ford Shale.
While metrics such as monthly crude oil production, rig counts and prices would suggest a positive environment for natural gas producers, variables including takeaway capacity, flaring considerations, reservoir pressure and flow rates, high switching costs associated with large horsepower compressors (borne by our customers), and specific company dynamics may all factor into producers’ decisions with respect to their existing production. For example, as wells age, and the reservoir pressures naturally continue to decline, more horsepower may be required to meet the customer’s operational needs. In contrast, small horsepower gas lift applications have historically been more susceptible to commodity price swings, and we have experienced, and may continue to experience, some pressure on service rates and utilization in small horsepower gas lift applications. We cannot predict with reasonable certainty the effect on utilization of our assets servicing existing production in these regions.

Unlike crude oil, natural gas production and prices have been influenced by different drivers over the recent past, as there is no OPEC+ equivalent in the global natural gas market and therefore the price of natural gas is generally determined by market forces of supply and demand rather than by a centralized market coordinator. Over the past several years, increased gas production in the U.S. driven by large volumes of gas produced from shale sources has been a main driver of an overall drop in natural gas prices. Domestic power generation and industrial uses such as chemical plants have benefited from this low-price environment. These low prices, combined with a general move away from coal-fired power plants due to emissions concerns, has resulted in power generation becoming, and remaining, the largest use of natural gas in the U.S. This low natural gas price environment helped create relatively resilient baseload demand for natural gas. Also, the development of long-term liquefied natural gas (“LNG”) export infrastructure has continued to occur, driven in part by attractive global prices, and according to the EIA, estimates are that the U.S. set a record for LNG exports during December 2021. The EIA Outlook expects U.S. natural gas consumption to remain consistent in 2022 and 2023, reflecting a decrease in the usage of natural gas in the electric power generation sector, as a result of relatively higher natural gas prices (versus coal) and increased power generation from renewables, which decreases are expected to be partially offset by other uses, including increased LNG exports as well as increased pipeline exports to Mexico. While natural gas prices were volatile in 2021, during the second half of the year they were relatively higher compared with recent years, which the EIA Outlook expects to last into 2022 and 2023. However, we expect the baseload natural gas demand previously described will continue to support long-term domestic natural gas production.
On the whole, we believe the longer-term outlook for natural gas fundamentals remains positive, as market signs, including natural gas futures market, point to a more balanced natural gas market through 2022 and beyond.
In summary, the broader outlook for commodity prices improved considerably during 2021. While continuing uncertainty with respect to demand may have a varying impact on our business and the ultimate timing of a recovery in utilization metrics, we believe the outlook for the natural gas industry in the U.S. is positive. The overall outlook for our compression services will depend, in part, on the strength and duration of the ongoing recovery in the commodity markets. While we anticipate that the combination of commodity prices and demand may likely have a positive impact on activity levels in both the upstream and midstream sectors, we cannot predict the ultimate magnitude of that impact on our business and expect it to be varied across our operations, depending on the region, customer, nature of our services, contract term and other factors.
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

	Year Ended December 31,		Percent
	2021	2020	Change
Fleet horsepower (at period end) (1)	3,689,018	3,726,181	(1.0%)
Total available horsepower (at period end) (2)	3,689,018	3,726,181	(1.0%)
Revenue generating horsepower (at period end) (3)	2,964,206	2,997,262	(1.1%)
Average revenue generating horsepower (4)	2,951,013	3,139,732	(6.0%)
Average revenue per revenue generating horsepower per month (5)	$16.60	$16.71	(0.7%)
Revenue generating compression units (at period end)	3,942	3,968	(0.7%)
Average horsepower per revenue generating compression unit (6)	750	746	0.5%
Horsepower utilization (7):
At period end	82.7%	82.8%	(0.1%)
Average for the period (8)	82.7%	86.8%	(4.7%)
________________________
(1)Fleet horsepower is horsepower for compression units that have been delivered to us (and excludes units on order). As of December 31, 2021, we had 25,000 large horsepower on order for delivery during 2022. Subsequent to December 31, 2021, we ordered an additional 50,000 large horsepower for delivery during 2022.
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
(7)Horsepower utilization is calculated as (i) the sum of (a) revenue generating horsepower, (b) horsepower in our fleet that is under contract, but is not yet generating revenue and (c) horsepower not yet in our fleet that is under contract, not yet generating revenue and that is subject to a purchase order, divided by (ii) total available horsepower less idle horsepower that is under repair. Horsepower utilization based on revenue generating horsepower and fleet horsepower was 80.4% at December 31, 2021 and 2020.
(8)Calculated as the average utilization for the months in the period based on utilization at the end of each month in the period. Average horsepower utilization based on revenue generating horsepower and fleet horsepower was 79.8% and 84.5% for the years ended December 31, 2021 and 2020, respectively.
The 1.0% decrease in fleet and total available horsepower as of December 31, 2021 compared to December 31, 2020 was primarily due to the exercise of a purchase option on certain compression units by a customer during the current period as well as compression units impaired since the previous period. The exercise of this purchase option also drove a 1.1% decrease in revenue generating horsepower and a 0.7% decrease in revenue generating compression units as of December 31, 2021 compared to December 31, 2020.
The 6.0% decrease in average revenue generating horsepower for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to returns of compression units from our customers. We believe the returns of compression units from our customers were primarily due to continued optimization of existing compression service requirements by those customers.
The 0.7% decrease in average revenue per revenue generating horsepower per month for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to reduced pricing in our small horsepower fleet. The 0.5% increase in average horsepower per revenue generating compression unit was primarily due to a greater number of compression unit returns related to our small horsepower fleet than related to our large horsepower fleet.

Horsepower utilization was consistent period over period at 82.7% as of December 31, 2021 compared to 82.8% as of December 31, 2020. Average horsepower utilization decreased to 82.7% during the year ended December 31, 2021 compared to 86.8% during the year ended December 31, 2020. The 4.7% decrease in average horsepower utilization for the year ended December 31, 2021 is primarily due to an increase in our average idle horsepower from compression units returned to us, which we believe is primarily due to continued optimization of existing compression service requirements by our customers.
Horsepower utilization based on revenue generating horsepower and fleet horsepower was consistent period over period at 80.4% as of December 31, 2021 and 2020. Average horsepower utilization based on revenue generating horsepower and fleet horsepower decreased to 79.8% for the year ended December 31, 2021 compared to 84.5% for the year ended December 31, 2020. The 5.6% decrease in average horsepower utilization based on revenue generating horsepower and fleet horsepower for the year ended December 31, 2021 is primarily due to an increase in our average idle horsepower from compression units returned to us, which we believe is primarily due to continued optimization of existing compression service requirements by our customers.
Financial Results of Operations
Year ended December 31, 2021 compared to the year ended December 31, 2020
The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Year Ended December 31,		Percent
	2021	2020	Change
Revenues:
Contract operations	$609,450	$644,194	(5.4)%
Parts and service	11,228	11,117	1.0%
Related party	11,967	12,372	(3.3)%
Total revenues	632,645	667,683	(5.2)%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	194,389	205,939	(5.6)%
Depreciation and amortization	238,769	238,968	(0.1)%
Selling, general and administrative	56,082	59,981	(6.5)%
Loss (gain) on disposition of assets	(2,588)	146	*
Impairment of compression equipment	5,121	8,090	(36.7)%
Impairment of goodwill	—	619,411	*
Total costs and expenses	491,773	1,132,535	*
Operating income (loss)	140,872	(464,852)	*
Other income (expense):
Interest expense, net	(129,826)	(128,633)	0.9%
Other	107	86	24.4%
Total other expense	(129,719)	(128,547)	0.9%
Net income (loss) before income tax expense	11,153	(593,399)	*
Income tax expense	874	1,333	(34.4)%
Net income (loss)	$10,279	$(594,732)	*
________________________
*Not meaningful.
Contract operations revenue. The $34.7 million decrease in contract operations revenue for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to returns of compression units from our customers, which we believe is primarily due to continued optimization of existing compression service requirements by those customers which resulted in a 6.0% decrease in average revenue generating horsepower and a 0.7% decrease in average revenue per revenue generating horsepower per month which decreased to $16.60 for the year ended December 31, 2021 compared to $16.71 for the year ended December 31, 2020. These decreases were partially offset by compression units moving from standby to full billing rate since the previous period.

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
Related party revenue. Related party revenue was earned through related party transactions in the ordinary course of business with various affiliated entities of Energy Transfer and was consistent period over period.
Cost of operations, exclusive of depreciation and amortization. The $11.6 million decrease in cost of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to (i) an $8.0 million decrease in direct labor expenses, (ii) a $5.2 million decrease in non-income taxes, primarily due to sales tax refunds received in the current period related to prior periods, (iii) a $2.7 million decrease in direct expenses, driven by fluids and parts, and (iv) a $0.6 million decrease in training and other indirect expenses, partially offset by (v) a $3.9 million increase in outside maintenance expenses due to greater use of third-party labor during the current period and (vi) a $1.3 million increase in expenses related to our vehicle fleet, primarily due to increased fuel costs.
The decreases in direct labor, fluids and parts, training and other indirect expenses were primarily driven by the decrease in average revenue generating horsepower and reduced headcount during the current period.
Depreciation and amortization expense. The $0.2 million decrease in depreciation and amortization expense for the year ended December 31, 2021 compared to the year ended December 31, 2020 was due to a decrease in non-compression unit depreciation, driven by lower vehicle depreciation related to a reduction in our vehicle fleet in the current period, partially offset by increased compression unit depreciation related to compression unit overhauls and new compression units placed in service throughout 2020 to meet then existing demand by customers.
Selling, general and administrative expense. The $3.9 million decrease in selling, general and administrative expense for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to (i) a $6.4 million decrease in the provision for expected credit losses, (ii) a $2.4 million decrease in employee-related expenses, and (iii) a $1.9 million decrease in severance charges primarily due to the departure of one of our executives during the prior period, partially offset by (iv) a $7.1 million increase in unit-based compensation expense.
The change to the provision for expected credit losses is related to improved market conditions for customers due to the recovery in commodity prices in the current period as compared to the prior period, where we made a provision for the potential negative impact to our customers of low commodity prices driven by decreased demand due to the COVID-19 pandemic and the global oversupply of crude oil during that time. The decrease in employee-related expenses is primarily due to reduced headcount during the current period and cost saving measures. The increase in unit-based compensation expense is primarily due to the overall change in our unit price as of December 31, 2021, and the related mark-to-market change to our unit-based compensation liability.
Loss (gain) on disposition of assets. The $2.6 million gain on disposition of assets for the year ended December 31, 2021 was primarily due to the exercise of a purchase option on certain compression units by a customer.
Impairment of compression equipment. The $5.1 million and $8.1 million impairments of compression equipment during the years ended December 31, 2021 and 2020, respectively, were primarily the result of our evaluations of the future deployment of our idle fleet under current market conditions. The primary causes for these impairments were: (i) units were not considered marketable in the foreseeable future, (ii) units were subject to excessive maintenance costs or (iii) units were unlikely to be accepted by customers due to certain performance characteristics of the unit, such as the inability to meet current quoting criteria without excessive retrofitting costs. These compression units were written down to their respective estimated salvage values, if any.
As a result of our evaluations during the years ended December 31, 2021 and 2020, we determined to retire 26 and 37 compression units, respectively, with a total of approximately 11,000 and 15,000 horsepower, respectively, that had been previously used to provide compression services in our business.

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
Interest expense, net. The $1.2 million increase in interest expense, net for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to (i) increased borrowings under our credit agreement and (ii) increased amortization of debt issuance costs related to the amendment and restatement of our credit agreement in the current period, partially offset by (iii) lower weighted average interest rates under our credit agreement.
Average outstanding borrowings under our credit agreement were $491.5 million for the year ended December 31, 2021 compared to $455.7 million for the year ended December 31, 2020. The weighted average interest rate applicable to borrowings under our credit agreement was 2.98% for the year ended December 31, 2021 compared to 3.27% for the year ended December 31, 2020.
Income tax expense. The $0.5 million decrease in income tax expense for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily related to deferred taxes associated with the Texas Margin Tax.
Other Financial Data
The following table summarizes other financial data for the periods presented (dollars in thousands):

	Year Ended December 31,				Percent
Other Financial Data: (1)	2021		2020		Change
Gross margin	$199,487		$222,776		(10.5)%
Adjusted gross margin	$438,256		$461,744		(5.1)%
Adjusted gross margin percentage (2)	69.3%		69.2%		0.1%
Adjusted EBITDA	$398,380		$413,898		(3.7)%
Adjusted EBITDA percentage (2)	63.0%		62.0%		1.6%
DCF	$209,128		$220,766		(5.3)%
DCF Coverage Ratio	1.03	x	1.09	x	(5.5)%
Cash Coverage Ratio	1.03	x	1.10	x	(6.4)%
________________________
(1)Adjusted gross margin, Adjusted EBITDA, DCF, DCF Coverage Ratio and Cash Coverage Ratio are all non-GAAP financial measures. Definitions of each measure, as well as reconciliations of each measure to its most directly comparable financial measure(s) calculated and presented in accordance with GAAP, can be found below under the caption “Non-GAAP Financial Measures”.
(2)Adjusted gross margin percentage and Adjusted EBITDA percentage are calculated as a percentage of revenue.
Gross margin. The $23.3 million decrease in gross margin for the year ended December 31, 2021 compared to the year ended December 31, 2020 was due to (i) a $35.0 million decrease in revenues, offset by (ii) an $11.6 million decrease in cost of operations, exclusive of depreciation and amortization and (iii) a $0.2 million decrease in depreciation and amortization.
Adjusted gross margin. The $23.5 million decrease in Adjusted gross margin for the year ended December 31, 2021 compared to the year ended December 31, 2020 was due to a $35.0 million decrease in revenues, partially offset by an $11.6 million decrease in cost of operations, exclusive of depreciation and amortization.
Adjusted EBITDA. The $15.5 million decrease in Adjusted EBITDA for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to a $23.5 million decrease in Adjusted gross margin, partially offset by a $9.0 million decrease in selling, general and administrative expenses, excluding unit-based compensation expense, severance charges and transaction expenses.
DCF. The $11.6 million decrease in DCF during the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to (i) a $23.5 million decrease in Adjusted gross margin, partially offset by (ii) a $9.0 million decrease in selling, general and administrative expenses, excluding unit-based compensation expense, severance charges and transaction expenses and (iii) a $3.8 million decrease in maintenance capital expenditures.

Coverage Ratios. The decreases in DCF Coverage Ratio and Cash Coverage Ratio for the year ended December 31, 2021 compared to the year ended December 31, 2020 were primarily due to the decrease in DCF.
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
On December 8, 2021, the Partnership amended and restated its existing credit agreement by entering into the Credit Agreement. Please see “Revolving Credit Facility” below for additional information regarding the Credit Agreement.
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
We classify capital expenditures as maintenance or expansion on an individual asset basis. Over the long term, we expect that our maintenance capital expenditure requirements will continue to increase as the overall size and age of our fleet increases. Our aggregate maintenance capital expenditures for the years ended December 31, 2021 and 2020 were $19.5 million and $23.3 million, respectively. We currently plan to spend approximately $23.0 million in maintenance capital expenditures during 2022, including parts consumed from inventory.
Without giving effect to any equipment we may acquire pursuant to any future acquisitions, we currently have budgeted between $110.0 million and $120.0 million in expansion capital expenditures during 2022. Our expansion capital expenditures for the years ended December 31, 2021 and 2020 were $40.2 million and $95.6 million, respectively.
As of December 31, 2021, we had binding commitments to purchase $19.3 million of additional compression units and serialized parts, all of which is expected to be settled within the next twelve months. Subsequent to December 31, 2021, we ordered an additional 50,000 horsepower for delivery during 2022 which will cost an additional $43.7 million, which is also expected to be settled within the next twelve months.
Other Commitments
As of December 31, 2021, other commitments include operating and finance lease payments totaling $27.4 million, of which we expect to make payments of $4.8 million to be settled in the next twelve months. For a more detailed description of our lease obligations, please refer to Note 7 to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data”.
Cash Flows
The following table summarizes our sources and uses of cash for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Net cash provided by operating activities	$265,425	$293,198
Net cash used in investing activities	(39,188)	(105,099)
Net cash used in financing activities	(226,239)	(188,107)
Net cash provided by operating activities.  The $27.8 million decrease in net cash provided by operating activities for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to a $18.8 million decrease in net income, as adjusted for non-cash items, and changes in other working capital.
Net cash used in investing activities.  The $65.9 million decrease in net cash used in investing activities for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to a $63.9 million decrease in capital expenditures for purchases of new compression units, related equipment and reconfiguration costs and a $1.8 million increase in proceeds from disposition of property and equipment.
Net cash used in financing activities.  The $38.1 million increase in net cash used in financing activities for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to (i) a $28.6 million decrease in net borrowings under our credit agreement, (ii) a $6.1 million increase in financing costs, due primarily to costs incurred related to the amendment and restatement of our credit agreement in the current period, (iii) a $2.0 million increase in cash paid related to the net settlement of unit-based awards and (iv) a $1.7 million increase in cash distributions paid on common units solely due to increased unit count.
Revolving Credit Facility
As of December 31, 2021, we were in compliance with all of our covenants under the Credit Agreement. As of December 31, 2021, we had outstanding borrowings under the Credit Agreement of $516.3 million, $1.1 billion of borrowing base availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $261.9 million.
As of February 10, 2022, we had outstanding borrowings under the Credit Agreement of $549.9 million.
On December 8, 2021, the Partnership amended and restated its existing credit agreement by entering into the Credit Agreement. The Credit Agreement matures on December 8, 2026, except that if any portion of the Senior Notes 2026 are outstanding on December 31, 2025, the Credit Agreement will mature on December 31, 2025.
The Credit Agreement provides for an asset-based revolving credit facility to be made available to the Partnership in an aggregate amount of $1.6 billion. The Partnership’s obligations under the Credit Agreement are guaranteed by the Guarantors, which currently consists of all of the Partnership’s existing subsidiaries. In addition, the Partnership’s obligations under the Credit Agreement are secured by: (i) substantially all of the Partnership’s assets and substantially all of the assets of the Guarantors, excluding real property and other customary exclusions; and (ii) all of the equity interests of the Partnership’s U.S. restricted subsidiaries (subject to customary exceptions).
Borrowings under the Credit Agreement bear interest at a per annum interest rate equal to, at the Partnership’s option, either the Alternate Base Rate or SOFR plus the applicable margin. “Alternate Base Rate” means the greatest of (i) the prime rate, (ii) the applicable federal funds effective rate plus 0.50% and (iii) one-month SOFR rate plus 1.00%. The applicable margin for borrowings varies (a) in the case of SOFR loans, from 2.00% to 2.75% per annum and (b) in the case of Base Rate loans, from 1.00% to 1.75% per annum, and are determined based on a total leverage ratio pricing grid. In addition, the Borrower is required to pay commitment fees based on the daily unused amount of the Credit Agreement in an amount per annum equal to 0.375%. Amounts borrowed and repaid under the Credit Agreement may be re-borrowed, subject to borrowing base availability.
The Credit Agreement contains various covenants with which the Partnership and its restricted subsidiaries must comply, including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity and making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. The Partnership must also maintain, on a consolidated basis, as of the last day of each fiscal quarter a Total Leverage Ratio (as defined in the Credit Agreement) of not greater than 5.75 to 1.00 through the second fiscal quarter of 2022; 5.50 to 1.00 from the third fiscal quarter of 2022 through the third fiscal quarter of 2023; and 5.25 to 1.00 thereafter (except that the Partnership may increase the applicable Total Leverage Ratio by 0.25 for any fiscal quarter during which a Specified Acquisition (as defined in the Credit Agreement) occurs and the following two fiscal quarters, but in no event shall the maximum Total Leverage Ratio exceed 5.50 to 1.00 for any fiscal quarter as a result of such increase), an Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 2.50 to 1.00 and a Secured Leverage Ratio (as defined in the Credit Agreement) of not greater than 3.00 to 1.00 or less than 0.00 to 1.00. The Credit Agreement also contains various customary representations and warranties, affirmative covenants and events of default.
We expect to remain in compliance with our covenants under the Credit Agreement throughout 2022. If our current cash flow projections prove to be inaccurate, we expect to be able to remain in compliance with such financial covenants by taking one or more of the following actions: issue debt and equity securities in conjunction with the acquisition of another business; issue equity in a public or private offering; request a modification of our covenants from our bank group; reduce distributions from our current distribution rate or obtain an equity infusion pursuant to the terms of the Credit Agreement.
For a more detailed description of the Credit Agreement including the covenants and restrictions contained therein, please refer to Note 9 to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data”.
Senior Notes
As of December 31, 2021, we had $725.0 million and $750.0 million aggregate principal amount outstanding on our Senior Notes 2026 and Senior Notes 2027, respectively.
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
For more detailed descriptions of the Senior Notes 2026 and Senior Notes 2027, please refer to Note 9 to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data”.
DRIP
During the years ended December 31, 2021 and 2020, distributions of $1.8 million and $1.9 million, respectively, were reinvested under the DRIP resulting in the issuance of 118,399 and 188,695 common units, respectively.
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

The following table reconciles Adjusted gross margin to gross margin, its most directly comparable GAAP financial measure, for each of the periods presented (in thousands):

	Year Ended December 31,
	2021	2020
Total revenues	$632,645	$667,683
Cost of operations, exclusive of depreciation and amortization	(194,389)	(205,939)
Depreciation and amortization	(238,769)	(238,968)
Gross margin	$199,487	$222,776
Depreciation and amortization	238,769	238,968
Adjusted gross margin	$438,256	$461,744
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

The following table reconciles Adjusted EBITDA to net income (loss) and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Year Ended December 31,
	2021	2020
Net income (loss)	$10,279	$(594,732)
Interest expense, net	129,826	128,633
Depreciation and amortization	238,769	238,968
Income tax expense	874	1,333
EBITDA	$379,748	$(225,798)
Interest income on capital lease	48	383
Unit-based compensation expense (1)	15,523	8,400
Transaction expenses (2)	34	136
Severance charges	494	3,130
Loss (gain) on disposition of assets	(2,588)	146
Impairment of compression equipment (3)	5,121	8,090
Impairment of goodwill (4)	—	619,411
Adjusted EBITDA	$398,380	$413,898
Interest expense, net	(129,826)	(128,633)
Non-cash interest expense	9,765	8,402
Income tax expense	(874)	(1,333)
Interest income on capital lease	(48)	(383)
Transaction expenses	(34)	(136)
Severance charges	(494)	(3,130)
Other	(2,742)	4,230
Changes in operating assets and liabilities	(8,702)	283
Net cash provided by operating activities	$265,425	$293,198
________________________
(1)For the years ended December 31, 2021 and 2020, unit-based compensation expense included $4.2 million and $3.2 million of cash payments related to quarterly payments of DERs on outstanding phantom unit awards, respectively, and $0.3 million and $0.5 million related to the cash portion of any settlement of phantom unit awards upon vesting, respectively. The remainder of the unit-based compensation expense for all periods was related to non-cash adjustments to the unit-based compensation liability.
(2)Represents certain expenses related to potential and completed transactions and other items. We believe it is useful to investors to exclude these expenses.
(3)Represents non-cash charges incurred to write down long-lived assets with recorded values that are not expected to be recovered through future cash flows.
(4)For further discussion on our goodwill impairment recorded for the year ended December 31, 2020, see below under the caption “Critical Accounting Estimates – Goodwill – Impairment Assessments”.
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

The following table reconciles DCF to net income (loss) and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Year Ended December 31,
	2021	2020
Net income (loss)	$10,279	$(594,732)
Non-cash interest expense	9,765	8,402
Depreciation and amortization	238,769	238,968
Non-cash income tax expense (benefit)	(42)	530
Unit-based compensation expense (1)	15,523	8,400
Transaction expenses (2)	34	136
Severance charges	494	3,130
Loss (gain) on disposition of assets	(2,588)	146
Impairment of compression equipment (3)	5,121	8,090
Impairment of goodwill (4)	—	619,411
Distributions on Preferred Units	(48,750)	(48,750)
Proceeds from insurance recovery	—	336
Maintenance capital expenditures (5)	(19,477)	(23,301)
DCF	$209,128	$220,766
Maintenance capital expenditures	19,477	23,301
Transaction expenses	(34)	(136)
Severance charges	(494)	(3,130)
Distributions on Preferred Units	48,750	48,750
Other	(2,700)	3,364
Changes in operating assets and liabilities	(8,702)	283
Net cash provided by operating activities	$265,425	$293,198
________________________
(1)For the years ended December 31, 2021 and 2020, unit-based compensation expense included $4.2 million and $3.2 million of cash payments related to quarterly payments of DERs on outstanding phantom unit awards, respectively, and $0.3 million and $0.5 million related to the cash portion of any settlement of phantom unit awards upon vesting, respectively. The remainder of the unit-based compensation expense for all periods was related to non-cash adjustments to the unit-based compensation liability.
(2)Represents certain expenses related to potential and completed transactions and other items. We believe it is useful to investors to exclude these expenses.
(3)Represents non-cash charges incurred to write down long-lived assets with recorded values that are not expected to be recovered through future cash flows.
(4)For further discussion on our goodwill impairment recorded for the year ended December 31, 2020, see below under the caption “Critical Accounting Estimates – Goodwill – Impairment Assessments”.
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

The following table summarizes certain coverage ratios for the periods presented (dollars in thousands):

	Year Ended December 31,
	2021		2020
DCF	$209,128		$220,766

Distributions for DCF Coverage Ratio (1)	$203,978		$203,409

Distributions reinvested in the DRIP (2)	$1,828		$2,064

Distributions for Cash Coverage Ratio (3)	$202,150		$201,345

DCF Coverage Ratio	1.03	x	1.09	x

Cash Coverage Ratio	1.03	x	1.10	x
________________________
(1)Represents distributions to the holders of our common units as of the record date.
(2)Represents distributions to holders enrolled in the DRIP as of the record date.
(3)Represents cash distributions declared for common units not participating in the DRIP.
Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations is based upon our financial statements. These financial statements were prepared in conformity with GAAP. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an ongoing basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. The accounting estimates that we believe require management’s most difficult, subjective or complex judgments and are the most critical to its reporting of results of operations and financial position are as follows:
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
For the years ended December 31, 2021 and 2020, we evaluated the future deployment of our idle fleet under current market conditions and determined to retire 26 and 37 compressor units, respectively, for a total of approximately 11,000 and 15,000 horsepower, respectively, that were previously used to provide compression services in our business. As a result, we recorded impairments of compression equipment of $5.1 million and $8.1 million for the years ended December 31, 2021 and 2020, respectively. The primary causes for these impairments were: (i) units were not considered marketable in the foreseeable future, (ii) units were subject to excessive maintenance costs or (iii) units were unlikely to be accepted by customers due to certain performance characteristics of the unit, such as the inability to meet current quoting criteria without excessive retrofitting costs. These compression units were written down to their respective estimated salvage values, if any.
Estimated Useful Lives of Property, Plant and Equipment
Property, plant and equipment is carried at cost. Depreciation is computed on a straight-line basis using useful lives that are estimated based on assumptions and judgments that reflect both historical experience and expectations regarding future use of our assets. The use of different assumptions and judgments in the calculation of depreciation, especially those involving useful lives, would likely result in significantly different net book values of our assets and results of operations.
Commitments and Contingencies
From time to time, we and our subsidiaries may be involved in various claims and litigation arising in the ordinary course of business. Additionally, our compliance with state and local sales tax regulations is subject to audit by various taxing authorities. Certain taxing authorities have either claimed or issued an assessment that specific operational processes, which we and others in our industry regularly conduct, result in transactions that are subject to state sales taxes. We and others in our industry have disputed these claims and assessments based on either existing tax statutes or published guidance by the taxing authorities.
We utilize both internal and external counsel in evaluating our potential exposure to adverse outcomes from orders, judgments or settlements. While we are unable to predict the ultimate outcome of these actions, the accounting standard for contingencies requires management to make judgments about future events that are inherently uncertain. We are required to record a loss during any period in which we believe a contingency is probable and can be reasonably estimated. To the extent that actual outcomes differ from our estimates, or additional facts and circumstances cause us to revise our estimates, our earnings will be affected. We expense legal costs as incurred, and all recorded legal liabilities are revised, as required, as better information becomes available to us.
We are currently protesting certain assessments made by the Oklahoma Tax Commission (“OTC”). We believe it is reasonably possible that we could incur losses related to this assessment depending on whether the administrative law judge assigned by the OTC accepts our position that the transactions are not taxable and we ultimately lose any and all subsequent legal challenges to such determination. We estimate that the range of losses we could incur is from $0 to approximately $19.5 million, including penalty and interest.
As of December 31, 2021 and 2020, we have recorded a $44.9 million accrued liability and $44.9 million related party receivable from Energy Transfer related to open audits with the Office of the Texas Comptroller of Public Accounts (the “Comptroller”), wherein the Comptroller has challenged the applicability of the manufacturing exemption.
Allowance for Credit Losses
We maintain an allowance for credit losses for our two financial assets, (i) trade accounts receivable and (ii) net investment in lease related to our sales-type lease, based on specific customer collection issues and historical experience.
Our determination of the allowance for credit losses requires us to make estimates and judgments regarding our customers’ ability to pay amounts due. We continuously evaluate the financial strength of our customers and the overall business climate in which our customers operate, and make adjustments to the allowance for credit losses as necessary. We evaluate the financial strength of our customers by reviewing the aging of their receivables, our collection experience with the customer, correspondence, financial information and third-party credit ratings. We evaluate the business climate in which our customers operate by reviewing various publicly available materials regarding our customers’ industry, including the solvency of various companies in the industry.
For the year ended December 31, 2021, we recognized a reversal of $2.7 million of our provision for expected credit losses. Improved market conditions for customers due to the recovery in commodity prices was the primary factor contributing to the decrease to the allowance for credit losses for the year ended December 31, 2021.
For the year ended December 31, 2020, we recognized a $3.7 million provision for expected credit losses. Low commodity prices, driven by decreased demand for and global oversupply of crude oil as a result of the COVID-19 pandemic, was the primary factor contributing to the higher allowance for credit losses for the year ended December 31, 2020.
Recent Accounting Pronouncements
Please see Part II, Item 8 “Financial Statements and Supplementary Data”, Note 17 for other specific recent accounting pronouncements affecting us.
ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to any natural gas or crude oil in connection with our services and, accordingly, have no direct exposure to fluctuating commodity prices. However, the demand for our compression services depends upon the continued demand for, and production of, natural gas and crude oil. Sustained low natural gas or crude oil prices over the long term could result in a decline in the production of natural gas or crude oil, which could result in reduced demand for our compression services. We do not intend to hedge our indirect exposure to fluctuating commodity prices. A one percent decrease in average revenue generating horsepower during the year ended December 31, 2021 would have resulted in a decrease of approximately $5.9 million and $4.0 million in our revenue and Adjusted gross margin, respectively. Adjusted gross margin is a non-GAAP financial measure. For a reconciliation of Adjusted gross margin to gross margin, its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures”. Please also read Part I, Item 1A “Risk Factors – Risks Related to Our Business – An

extended reduction in the demand for, or production of, natural gas or crude oil could adversely affect the demand for our services or the prices we charge for our services, which could result in a decrease in our revenues and cash available for distribution to unitholders.”
Interest Rate Risk
We are exposed to market risk due to variable interest rates under our Credit Agreement.
As of December 31, 2021, we had $516.3 million of variable-rate outstanding indebtedness at a weighted-average interest rate of 2.68%. A one percent increase or decrease in the effective interest rate on our variable-rate outstanding debt as of December 31, 2021 would result in an annual increase or decrease in our interest expense of approximately $5.2 million.
For further information regarding our exposure to interest rate fluctuations on our debt obligations, see Note 9 to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data”. Although we do not currently hedge our variable rate debt, we may, in the future, hedge all or a portion of such debt.
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
ITEM 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.    Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021 at the reasonable assurance level.
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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, our management believes that, as of December 31, 2021, our internal control over financial reporting was effective. Grant Thornton LLP, an independent registered public accounting firm that audited our consolidated financial statements included herein, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2021, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors of USA Compression GP, LLC and
Unitholders of USA Compression Partners, LP
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of USA Compression Partners, LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2021, and our report dated February 15, 2022 expressed an unqualified opinion on those financial statements.
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
February 15, 2022

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    Other Information
None.
ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
Board of Directors
Our general partner, USA Compression GP, LLC (the “General Partner”), manages our operations and activities. The General Partner is wholly owned by Energy Transfer LP (“Energy Transfer”). The General Partner has a board of directors (the “Board”) that manages our business. The Board is not elected by our unitholders and is not subject to re-election on a regular basis in the future. As the sole member of the General Partner, Energy Transfer is entitled under the limited liability company agreement of the General Partner (the “GP LLC Agreement”) to appoint all directors of the General Partner, subject to rights and restrictions contained in other agreements. The GP LLC Agreement provides that the Board shall consist of between two and eleven persons.
The Board is comprised of ten members, nine of whom were designated by Energy Transfer and one of whom was designated by EIG Management Company, LLC (“EIG Management”) pursuant to that certain Board Representation Agreement (the “Board Representation Agreement”) among us, the General Partner, Energy Transfer and EIG Veteran Equity Aggregator, L.P. (along with its affiliated funds, “EIG”) entered into on April 2, 2018 (the “Transactions Date”) in connection with our private placement to EIG and FS Energy and Power Fund (“FS Energy”) of Preferred Units and warrants to purchase common units of the Partnership (the “Warrants”). Under the Board Representation Agreement, EIG Management has the right to designate one member of the Board for so long as EIG and FS Energy own, in the aggregate, more than 5% of the Partnership’s outstanding common units (taking into account the common units issuable upon conversion of the Preferred Units and exercise of the Warrants). EIG Management has designated Matthew S. Hartman to serve on the Board. Four members of the Board are independent as defined under the independence standards established by the NYSE and the SEC. Although the NYSE does not require a publicly traded limited partnership like us to have a majority of independent directors on the Board or to establish a compensation committee or a nominating committee, the Board has elected to have a standing compensation committee (the “Compensation Committee”). We do not have a nominating committee in light of the fact that Energy Transfer and EIG currently collectively appoint all of the members of the Board.
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
Independent Directors. The Board has determined that Matthew S. Hartman, Glenn E. Joyce, W. Brett Smith and William S. Waldheim are independent directors under the standards established by the NYSE and the Exchange Act. The Board considered all relevant facts and circumstances and applied the independence guidelines of the NYSE and the Exchange Act in determining that none of these directors has any material relationship with us, our management, the General Partner or its affiliates or our subsidiaries.
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
Mr. Smith is President of, and owns limited partnership interests in, Promontory Exploration, LP, Rubicon Oil & Gas II LP and Quientesa Royalty LP, which entities own non-operating working or royalty interests in wells and receive proceeds from liquids production purchased by a subsidiary of Energy Transfer under agreements with well operators. The Board determined that Mr. Smith’s association with these entities did not preclude the independence of Mr. Smith.

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
Committees of the Board of Directors
Audit Committee. The Board appoints the Audit Committee, which is comprised solely of directors who meet the independence and experience standards established by the NYSE and the Exchange Act. The Audit Committee consists of Messrs. Hartman, Joyce, Smith and Waldheim, and Mr. Waldheim serves as chairman of the Audit Committee. The Board determined that Mr. Waldheim is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of SEC Regulation S-K, and that each of Messrs. Hartman, Joyce, Smith and Waldheim is “independent” within the meaning of the applicable NYSE and Exchange Act rules governing audit committee independence. The Audit Committee assists the Board in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements as well as the effectiveness of our corporate policies and internal controls. The Audit Committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof, and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. The Audit Committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm is given unrestricted access to the Audit Committee.
The charter of the Audit Committee (the “Audit Committee Charter”) is available under the Investor Relations tab on our website at usacompression.com. We will provide a copy of the Audit Committee Charter to any of our unitholders without charge upon written request to Investor Relations, 111 Congress Avenue, Suite 2400, Austin, TX 78701.
Compensation Committee. The NYSE does not require a listed limited partnership like us to have a compensation committee. However, the Board established the Compensation Committee to, among other things, oversee our compensation program described below in Part III, Item 11 “Executive Compensation.” The Compensation Committee consists of Messrs. Joyce, Smith and Waldheim and is chaired by Mr. Joyce. The Compensation Committee establishes and reviews general policies related to our compensation and benefits and is responsible for making recommendations to the Board with respect to the compensation and benefits of the Board. In addition, the Compensation Committee administers the USA Compression Partners, LP 2013 Long-Term Incentive Plan, as amended and as may be further amended or replaced from time to time (the “LTIP”).
Under the charter of the Compensation Committee (the “Compensation Committee Charter”), a director serving as a member of the Compensation Committee may not be an officer of or employed by the General Partner, us or our subsidiaries. During 2021, none of Mr. Joyce, Mr. Smith or Mr. Waldheim was an officer or employee of Energy Transfer or any of its affiliates, or served as an officer of any company with respect to which any of our executive officers served on such company’s board of directors. In addition, none of Mr. Joyce, Mr. Smith or Mr. Waldheim is a former employee of Energy Transfer or any of its affiliates.
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
Directors and Executive Officers
The following table shows information as of February 10, 2022 regarding the current directors and executive officers of USA Compression GP, LLC.

Name	Age	Position with USA Compression GP, LLC
Eric D. Long	63	President and Chief Executive Officer and Director
Matthew C. Liuzzi	47	Vice President, Chief Financial Officer and Treasurer
Eric Scheller	58	Vice President and Chief Operating Officer
Christopher W. Porter	38	Vice President, General Counsel and Secretary
Sean T. Kimble	57	Vice President, Human Resources
Christopher R. Curia	66	Director
Matthew S. Hartman	41	Director
Glenn E. Joyce	64	Director
Thomas E. Long	65	Director
Thomas P. Mason	65	Director
Matthew S. Ramsey	66	Director
W. Brett Smith	62	Director
William S. Waldheim	65	Director
Bradford D. Whitehurst	47	Director
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
Christopher R. Curia has served on the Board since April 2018. Mr. Curia has also served as a director on the board of directors of the general partner of Sunoco LP, a subsidiary of Energy Transfer LP, since August 2014 and as its Executive Vice President-Human Resources since April 2015. Mr. Curia was appointed the Executive Vice President and Chief Human Resources Officer of the general partner of Energy Transfer LP in January 2015. Mr. Curia joined Energy Transfer Operating, L.P. (“ETO”), a subsidiary of Energy Transfer LP which has since merged with Energy Transfer LP, in July 2008. Prior to joining ETO, Mr. Curia held HR leadership positions at both Valero Energy Corporation and Pennzoil and has more than three decades of Human Resources experience in the oil and gas field. Mr. Curia holds a master’s degree in Industrial Relations from the University of West Virginia.
Mr. Curia was selected to serve on the Board due to the valuable perspective he brings from his extensive experience working as a human resources professional in the energy industry, and the insights he brings to the Board on matters such as succession planning, compensation, employee management and acquisition evaluation and integration.
Matthew S. Hartman has served on the Board since April 2018. Mr. Hartman is a Managing Director at EIG Global Energy Partners and leads EIG’s infrastructure investment team, where he invests in and monitors energy infrastructure investments. Prior to joining EIG in 2014, Mr. Hartman served in various roles within the Citigroup and UBS investment banking divisions, where he advised on mergers as well as equity and debt financings for midstream energy companies. Mr. Hartman also previously worked in Ernst & Young’s tax practice. Mr. Hartman received a B.B.A. and B.P.A. from Oklahoma Baptist University and an M.B.A. from the University of Texas.
Mr. Hartman was selected to serve on the Board because of his financial and investment acumen and experience with the midstream and infrastructure energy sectors.
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
Thomas E. Long has served on the Board since April 2018. Mr. Long was appointed as Co-Chief Executive Officer of the general partner of Energy Transfer LP effective January 2021. Mr. Long previously served as their Chief Financial Officer from February 2016 until January 2021. Mr. Long has also served as a director of the general partner of Energy Transfer LP since April 2019. Mr. Long served as Co-Chief Executive Officer of ETO’s general partner from January 2021 until its merger into Energy Transfer LP in April 2021 and was previously its Chief Financial Officer. He also served on the board of directors of the general partner of Sunoco LP from May 2016 until May 2021. Mr. Long also served as the Chief Financial Officer and as a director of PennTex Midstream Partners, LP’s general partner from November 2016 to July 2017. Mr. Long also served as Executive Vice President and Chief Financial Officer of Regency GP LLC from November 2010 to April 2015.
Mr. Long was selected to serve on the Board because of his understanding of energy-related corporate finance gained through his extensive experience in the energy industry.
Thomas P. Mason has served on the Board since April 2018. Mr. Mason became Executive Vice President and General Counsel of the general partner of Energy Transfer LP in December 2015, and has also served as the Executive Vice President, General Counsel and President - LNG of the general partner of Energy Transfer LP since October 2018 following the merger of Energy Transfer Equity, L.P. and Energy Transfer Partners, L.P. In February 2021, Mr. Mason assumed leadership responsibility over Energy Transfer LP’s new Alternative Energy Group, which focuses on the development of alternative energy projects aimed at continuing to reduce Energy Transfer LP’s environmental footprint throughout its operations. Mr. Mason previously served as Senior Vice President, General Counsel and Secretary of ETO’s general partner from April 2012 to December 2015, as Vice President, General Counsel and Secretary from June 2008 and as General Counsel and Secretary from February 2007. Prior to joining ETO, he was a partner in the Houston office of Vinson & Elkins L.L.P. Mr. Mason has specialized in securities offerings and mergers and acquisitions for more than 25 years. Mr. Mason also previously served on the Board of Directors of the general partner of Sunoco Logistics Partners L.P. from October 2012 to April 2017 and also served on the Board of Directors of the general partner of PennTex Midstream Partners, LP from November 2016 to July 2017.
Mr. Mason was selected to serve on the Board because of his decades of legal experience in securities, mergers and acquisitions and corporate governance in the energy sector.
Matthew S. Ramsey has served on the Board since April 2018. Mr. Ramsey currently serves as the Chief Operating Officer of the general partner of Energy Transfer LP, a position he has held since October 2018 following the merger of Energy Transfer Equity, L.P. and Energy Transfer Partners, L.P. Since July 2012, Mr. Ramsey has also been a member of the board of directors of the general partner of Energy Transfer LP. Additionally, Mr. Ramsey serves as Chairman of the Board of Directors of the general partner of Sunoco, LP. Mr. Ramsey previously served as President, Chief Operating Officer and as a member of the Board of Directors of Energy Transfer Partners, L.P. Mr. Ramsey also served as President and Chief Operating Officer and Chairman of the board of directors of PennTex Midstream Partners, LP’s general partner from November 2016 to July 2017. Mr. Ramsey also served as the President and Chief Operating Officer of the general partner of ETO since November 2015, and was a member of their board since November 2015, each until its merger into Energy Transfer LP in April 2021. Mr. Ramsey formerly served as a board member of RSP Permian, Inc. and on its audit and compensation committees. Prior to joining management at Energy Transfer, Mr. Ramsey served as President of RPM Exploration, Ltd., a private oil and gas partnership. In addition to his work in the energy business, Mr. Ramsey serves on the board of directors of the National Association of Manufacturers, and as a Trustee of the Southwestern Medical Foundation. He is the former Chairman of the University of Texas Chancellor’s Council. Mr. Ramsey holds a B.B.A. in Marketing from the University of Texas at Austin and a J.D. from South Texas College of Law.
Mr. Ramsey was selected to serve on the Board in recognition of his vast knowledge of the energy space and valuable industry, operational and management experience.
W. Brett Smith has served on the Board since April 2021. Mr. Smith has also served as President and Managing Partner of Rubicon Oil & Gas, LLC since October 2000, President of Rubicon Oil & Gas II, LP since May 2005, President of Quientesa Royalty LP since February 2005, President of Acton Energy LP since October 2008 and President of Promontory Exploration, LP since 2017. Mr. Smith was President of Rubicon Oil & Gas, LP from October 2000 to May 2005. For more than 30 years Mr. Smith has been active in assembling exploration prospects in the Permian Basin, Oklahoma, New Mexico and the Rocky Mountain areas. Mr. Smith served on the board of directors of the general partner of ETO and on its audit committee from

February 2018 through April 2021. Mr. Smith also previously served on the board of directors of Sunoco LP and was a member of its audit and compensation committees.
Mr. Smith was selected to serve on the Board based on his experience as an executive in the oil and gas industry, as well as his recent experience on the board of another publicly traded limited partnership.
William S. Waldheim has served on the Board since April 2018. Mr. Waldheim has also served on the board of directors of Southcross Energy Partners GP, LLC since February 2020. Mr. Waldheim served as a director and a member of the Audit, Finance & Risk Committee of Enbridge Energy Company, Inc. and Enbridge Energy Management, L.L.C. from February 2016 through December 2018. He previously served as President of DCP Midstream LP where he had overall responsibility for DCP Midstream’s affairs including commercial, trading and business development until his retirement in 2015. Prior to this, Mr. Waldheim was President of Midstream Marketing and Logistics for DCP Midstream and managed natural gas, crude oil and natural gas liquids marketing and logistics. From 2005 to 2008, he was Group Vice President of Commercial for DCP Midstream, managing its upstream and downstream commercial business. Mr. Waldheim started his professional career in 1978 with Champlin Petroleum as an auditor and financial analyst and served in roles involving NGL and crude oil distribution and marketing. He served as Vice President of NGL and Crude Oil Marketing for Union Pacific Fuels from 1987 until 1998 at which time it was acquired by DCP Midstream.
Mr. Waldheim was selected to serve on the Board because of his broad and extensive experience in senior leadership roles in the energy industry and his financial and accounting expertise.
Bradford D. Whitehurst has served on the Board since April 2019. Mr. Whitehurst currently serves as the Chief Financial Officer of the general partner of Energy Transfer LP, a position he has held since January 2021. Prior to that, Mr. Whitehurst served as their Executive Vice President – Head of Tax since August 2014. Mr. Whitehurst also served as the Chief Financial Officer of the general partner of ETO from January 2021 until its merger into Energy Transfer LP in April 2021, and prior to that was their Executive Vice President—Head of Tax since August 2014. Prior to joining Energy Transfer LP, Mr. Whitehurst was a partner in the Washington, DC office of Bingham McCutchen LLP and an attorney in the Washington, DC offices of both McKee Nelson LLP and Hogan & Hartson. Mr. Whitehurst has specialized in partnership taxation and has advised Energy Transfer LP in his role as outside counsel since 2006.
Mr. Whitehurst was selected to serve on the Board because of his strong background in the energy sector and specialized knowledge of the taxation structure and issues unique to partnerships.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires that the members of the Board, our executive officers and persons who own more than 10 percent of a registered class of our equity securities file initial reports of ownership and reports of changes in ownership of our common units and other equity securities with the SEC and any exchange or other system on which such securities are traded or quoted. To our knowledge and based solely on a review of Section 16(a) forms filed electronically with the SEC, we believe that all reporting obligations of the members of the Board, our executive officers and greater than 10 percent unitholders under Section 16(a) were satisfied during the year ended December 31, 2021.
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
Compensation Discussion & Analysis
Named Executive Officers
The following disclosure describes the executive compensation program for the named executive officers identified below (the “NEOs”). For the year ended December 31, 2021, the NEOs were:
•Eric D. Long, President and CEO;
•Matthew C. Liuzzi, Vice President, Chief Financial Officer and Treasurer;
•Eric A. Scheller, Vice President and Chief Operating Officer;
•Christopher W. Porter, Vice President, General Counsel and Secretary; and
•Sean T. Kimble, Vice President, Human Resources.
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
The following charts illustrate the level of at-risk incentive compensation we awarded in 2021 to our CEO and, on an averaged basis, the other NEOs. “Variable/at-risk” compensation is comprised of long-term equity incentive awards and annual discretionary cash bonuses, and “fixed” compensation is comprised of base salary.
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
Periodically, we engage a third-party consultant to provide the Compensation Committee with market information about compensation levels at peer companies to assist in evaluating compensation levels for our executives, including the NEOs. In 2019, Longnecker & Associates (“Longnecker”), who was also the independent compensation advisor to Energy Transfer in 2019, was engaged to provide an updated targeted market review and benchmarking for certain members of our senior leadership team (the “2019 Longnecker Report”). In 2020, the Compensation Committee determined that the 2019 Longnecker Report was completed recently enough to be utilized as a data source in reviewing and setting 2021 NEO compensation levels. As a result, the Compensation Committee relied on the results of the 2019 Longnecker Report for information on base salary, bonus and general compensation items for 2021 for the NEOs (as discussed below, our Compensation Committee utilized another report in determining the number of equity awards that should be granted to our NEOs in December 2021).

For purposes of the 2019 Longnecker Report, our peer group, as selected by the Compensation Committee in consultation with Longnecker, included the following companies:

Company	Ticker
1. Antero Midstream Corporation	AM
2. Archrock, Inc.	AROC
3. Crestwood Equity Partners LP	CEQP
4. Genesis Energy, L.P.	GEL
5. Holly Energy Partners, L.P.	HEP
6. Martin Midstream Partners L.P.	MMLP
7. NuStar Energy, L.P.	NS
8. SemGroup Corporation	SEMG
9. Summit Midstream Partners, LP	SMLP
10. Tallgrass Energy, LP	TGE
During 2021, Meridian Compensation Partners, LLC (“Meridian”), the independent compensation advisor to Energy Transfer, was engaged to conduct a new report on market information and compensation levels of our peer companies that provided the Compensation Committee with assistance in setting NEO compensation for the 2022 year (the “2021 Meridian Report”). The Compensation Committee also utilized the 2021 Meridian Report when determining the number of equity awards that should be granted to our NEOs in December 2021, which were based on the then-determined 2022 base salaries of the NEOs. In connection with the engagement of Meridian, based on the information presented to it, the Compensation Committee assessed the independence of Meridian under applicable SEC and NYSE rules and concluded that Meridian’s work for the Compensation Committee did not raise any conflicts of interest.
For purposes of the 2021 Meridian Report, our peer group included the following companies:

Company	Ticker
1. Antero Midstream Corporation	AM
2. Archrock, Inc.	AROC
3. Crestwood Equity Partners LP	CEQP
4. DCP Midstream, LP	DCP
5. Enerflex Ltd.	ENRFF
6. Enlink Midstream, LLC	ENLC
7. Equitrans Midstream Corporation	ETRN
8. Exterran Corporation	EXTN
9. Genesis Energy, L.P.	GEL
10. Holly Energy Partners, L.P.	HEP
11. Martin Midstream Partners L.P.	MMLP
12. NuStar Energy, L.P.	NS
13. Summit Midstream Partners, LP	SMLP
14. TETRA Technologies, Inc.	TTI
15. Western Midstream Partners, LP	WES

Elements of the Compensation Program
Compensation for the NEOs consists primarily of the following elements and corresponding objectives:

Compensation Element	Primary Objective
Base salary	To recognize performance of job responsibilities and to attract and retain individuals with superior talent.

Annual incentive compensation	To promote near-term performance objectives and reward individual contributions to the achievement of those objectives.

Long-term equity incentive awards	To emphasize long-term performance objectives, encourage the maximization of unitholder value and retain key executives by providing an opportunity to participate in the ownership of the Partnership.

Retirement savings (401(k)) plan	To provide an opportunity for tax-efficient savings.

Other elements of compensation and perquisites	To attract and retain talented executives in a cost-efficient manner by providing benefits comparable to those offered by similarly situated companies.
Base Salary for 2021
Base salaries for the NEOs have generally been set at a level deemed appropriate by the Compensation Committee to attract and retain individuals with superior talent. Base salary increases are determined based upon the job responsibilities, demonstrated proficiency and performance of the NEO and market conditions. In connection with determining base salaries for each of the NEOs for 2021, the Compensation Committee and CEO utilized the 2019 Longnecker Report to determine comparable salaries for such executive roles within our peer group, and determined that the NEOs’ base salaries were generally in line with the market, and provided a merit increase for certain NEOs for the 2021 year.
The 2021 base salaries and 2020 base salaries for the NEOs, including our CEO, are set forth in the following table:

Name and Principal Position	2021 Base Salary ($)	2020 Base Salary ($)
Eric D. Long, President and Chief Executive Officer	664,050	664,050
Matthew C. Liuzzi, Vice President, Chief Financial Officer and Treasurer	412,000	412,000
Eric A. Scheller, Vice President and Chief Operating Officer	350,000	331,500	(1)
Christopher W. Porter, Vice President, General Counsel and Secretary	330,000	315,000
Sean T. Kimble, Vice President, Human Resources	325,000	316,900
________________________
(1)The amount above reflects the base salary effective upon Mr. Scheller’s appointment as Vice President and Chief Operating Officer on June 2, 2020. Mr. Scheller’s base salary for 2020 in his prior position was $265,225. See “– Summary Compensation Table” below for the salary received by Mr. Scheller in 2020.
Annual Cash Incentive Compensation for 2021
Each of the NEOs is entitled to participate in the USA Compression Partners, LP Amended and Restated Annual Cash Incentive Plan (the “Bonus Plan”) and their potential bonus is governed by the Bonus Plan and, for Messrs. Porter and Kimble, also governed by their respective employment agreements. The Compensation Committee acts as the administrator of the Bonus Plan under the supervision of the full Board, and has the discretion to amend, modify or terminate the Bonus Plan at any time.
In February 2022, the Compensation Committee made the determination to pay annual cash bonus awards to executives, including the NEOs, under the Bonus Plan attributable to the year ended December 31, 2021. Although the Bonus Plan is generally based upon our satisfaction of certain performance measures that were previously established for the 2021 year, the Compensation Committee retains the authority to use its business judgement to make decisions or adjustments to the Bonus Plan’s funding pool or the individual bonus awards resulting from the guidelines set forth below. The Bonus Plan contains four payout factors and corresponding percentages that comprise the total annual target bonus for all eligible employees, including the NEOs (the “Annual Target Bonus Pool”), as shown in the following chart.

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

Adjusted EBITDA and DCF Factors
% of Budget Target	Bonus Pool Payout Factor
Greater than or equal to 110%	1.20x
109.9% – 105.0%	1.10x
104.9% – 95.0%	1.00x
94.9% – 90.0%	0.90x
89.9% – 80.0%	0.75x
Less than 80.0%	0.00x
For the 2021 year, the Compensation Committee set the Adjusted EBITDA Budget Target at $396.0 million and the DCF Budget Target at $203.0 million.
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

Leverage Ratio Factor
Range within Budget Target	Bonus Pool Payout Factor
More than 0.250 below budget target	1.20x
0.250 – 0.125 below	1.10x
0.124 below – 0.125 above	1.00x
0.126 – 0.375 above	0.70x
0.376 – 0.500 above	0.50x
Greater than 0.500 above	0.00x
For the 2021 year, the Compensation Committee set the Leverage Ratio Budget Target at 5.21x.

The Safety Budget Target Payout Factor (the “Safety Factor”) assigns payout factors based on the Partnership’s Total Recordable Incident Rate, or TRIR (as calculated by the U.S. Occupational Safety and Health Administration) against the Partnership’s TRIR target, as shown in the following chart.

Safety Factor
% of Target	Bonus Pool Payout Factor
Less than 100%	1.00x
100% – 105%	0.90x
105.1% – 110%	0.80x
110.1% – 115%	0.70x
115.1% – 125%	0.60x
Greater than 125%	0.00x
For the 2021 year, the Compensation Committee set the Safety Target at 0.80.
The establishment and amount of the bonus pool is 100% discretionary and subject to approval and/or adjustment by the Compensation Committee. In determining bonuses for the NEOs, the Compensation Committee takes into account whether the Partnership achieved or exceeded its targeted performance objectives. In the case of the NEOs, their bonus pool targets for the 2021 year range from 90% to 125% of their respective annual base earnings (which amount reflects the actual base salary earned during the calendar year to reflect periods before and after any base salary adjustment).
For the 2021 year, the Compensation Committee set a target bonus amount (the “Target Bonus”) for each NEO prior to the first quarter of the 2021 year, which was set as a percentage of the NEO’s base salary. For the bonus applicable to the 2021 year, the Target Bonus, as a percentage of base salary and as a dollar amount, is reflected in the table below.

Name	Percentage of Base Salary	Amount ($)
Eric D. Long, President and Chief Executive Officer	125%	830,063
Matthew C. Liuzzi, Vice President, Chief Financial Officer and Treasurer	105%	432,600
Eric A. Scheller, Vice President and Chief Operating Officer	90%	315,000
Christopher W. Porter, Vice President, General Counsel and Secretary	90%	297,000
Sean T. Kimble, Vice President, Human Resources	90%	292,500
The annual cash bonus pool targets for 2021 were based on the determination of the Compensation Committee in consultation with Longnecker, and in consideration of the available compensation data and the role, contribution, skills, experience and performance of an individual relative to his or her peers at the Partnership.
Target Bonuses, if any, are paid within one week following delivery by our independent auditor of the audit of our financial statements for the year to which the Target Bonus relates, but in any case no later than March 15 of the year following the year to which the Target Bonus relates. For the year ended December 31, 2021, we achieved (i) Adjusted EBITDA of $398,379,812, resulting in an Adjusted EBITDA Bonus Pool Payout Factor of 1.00; (ii) DCF of $209,128,262, resulting in a DCF Bonus Pool Payout Factor of 1.00; (iii) Leverage Ratio, as calculated for the purposes of the Bonus Plan, of 5.07, resulting in a Leverage Ratio Bonus Pool Payout Factor of 1.10; and (iv) a TRIR of 0.75 resulting in a Safety Bonus Pool Payout Factor of 1.0. Based on these payout factors, the awards made pursuant to the Bonus Plan with respect to the year ended December 31, 2021 equal 103% of each NEOs Target Bonus and were as follows:

Name	Bonus ($)
Eric D. Long, President and Chief Executive Officer	854,965
Matthew C. Liuzzi, Vice President, Chief Financial Officer and Treasurer	445,578
Eric A. Scheller, Vice President and Chief Operating Officer	324,450
Christopher W. Porter, Vice President, General Counsel and Secretary	305,910
Sean T. Kimble, Vice President, Human Resources	301,275
Long-Term Equity Incentive Awards
The LTIP, which has been in effect since 2013, is designed to promote our interests, as well as the interests of our unitholders, by rewarding our officers, directors and certain of our employees for delivering desired performance results, as well as by strengthening our ability to attract, retain and motivate qualified individuals to serve as officers, directors and employees. The LTIP provides for the grant, from time to time at the discretion of the Compensation Committee, of unit awards, restricted units, phantom units, unit options, unit appreciation rights, DERs and other common unit-based awards, although since our initial public offering in 2013 the Board has only granted awards of phantom units with DERs under the LTIP. The Compensation Committee acts as the administrator of the LTIP. Each phantom unit (“Phantom Unit”) relates to one of our common units, and represents the right to receive (as applicable) a common unit or an amount of cash equal to the fair market value of a common unit (or a combination thereof) upon the vesting of such Phantom Unit pursuant to the LTIP, the applicable award agreement thereunder (“Phantom Unit Agreement”) and as determined by the Compensation Committee in its discretion. The outstanding, unvested Phantom Units granted under the LTIP and held by the NEOs are reflected below in “– Outstanding Equity Awards as of December 31, 2021.”
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
The target level of annual long-term incentive awards for each of the NEOs is expressed as a percentage of the NEO’s base salary. In determining the level of the December 2021 grants of Phantom Units to the NEOs, the Compensation Committee, taking into account market data contained in the 2021 Meridian Report and the role, contribution, skills, experience and performance of an NEO relative to his or her peers at the Partnership, determined each of the NEOs’ long-term incentive targets. Due to the fact that determinations were made in late 2021, the base salaries used for these calculations were the then-determined base salaries set for the 2022 calendar year. Each NEO’s grant value is shown in the following table:

Long-Term Incentive Target Amounts for the Year Ended December 31, 2021
Name	Percentage of Base Salary	Grant Date Amount ($)
Eric D. Long, President and Chief Executive Officer	400%	2,735,886
Matthew C. Liuzzi, Vice President, Chief Financial Officer and Treasurer	250%	1,060,900
Eric A. Scheller, Vice President and Chief Operating Officer	200%	721,000
Christopher W. Porter, Vice President, General Counsel and Secretary	200%	720,000
Sean T. Kimble, Vice President, Human Resources	175%	568,750
Under the LTIP, the Compensation Committee has the discretion to determine whether any portion of Phantom Units should be settled in cash upon vesting. On October 28, 2020, the Compensation Committee approved the default settlement method for Phantom Units of 50% in cash (valued based on the closing price on the NYSE of the Partnership’s common units on the date of vesting) and 50% in common units for all vesting of Phantom Units occurring during 2021. However, the Compensation Committee also specified that if an employee affirmatively requests in writing that the percentage of cash settlement be set at a specific amount that is less than 50% (and such employee agrees to pay out of his or her own funds the amount of any required federal withholding to the extent that the cash portion is insufficient for the Partnership to withhold and pay such amounts on the employee’s behalf), the Board approves in advance such lesser cash settlement percentage.
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

Retention Phantom Unit Awards
In each of 2018 and 2019 the Compensation Committee approved an additional grant of Phantom Units to each of Messrs. Long and Liuzzi, in each case in recognition of the importance of such NEO to the Partnership’s long term success and to encourage their retention by providing additional time-based compensation. These Phantom Units are referred to as “Retention Units” and were issued pursuant to Retention Phantom Unit Agreements entered into between our General Partner and the applicable NEO on the grant date of the award (the “Retention Agreements”). The Compensation Committee did not award any Retention Units to our NEOs in 2020 or 2021. The Retention Units will vest incrementally, with 60% of the Retention Units vesting on the third December 5 following the grant and 40% on the fifth December 5 following the grant. The Retention Agreements also provide for the vesting of 100% of the then-unvested Retention Units upon (i) the NEO’s termination of employment without Cause or for Good Reason (each as defined in the Retention Agreement and set forth below under “Potential Payments upon Termination or Change in Control”), (ii) a Change in Control (as defined under the LTIP and set forth below under “Potential Payments upon Termination or Change in Control”) or (iii) the death or Disability (as defined under the LTIP and set forth below under “Potential Payments upon Termination or Change in Control”) of the NEO. In addition, Mr. Long’s Retention Agreement provides for vesting of 40% of the outstanding, unvested Phantom Units if Mr. Long voluntarily retires at age 65 or older and has been employed by us, our General Partner, or our or its affiliates for at least 10 years (with the remaining 60% being forfeited). The vesting of the Retention Units are subject, in each case, to the NEO’s continued employment with us until the relevant vesting date.
For additional information regarding the Retention Agreements, please see “– Potential Payments upon Termination or Change in Control-Retention Phantom Unit Agreements” below.
Benefit Plans and Perquisites
We provide the NEOs with certain other benefits and perquisites, which we do not consider to be a significant component of our overall executive compensation program, but which we recognize as an important factor in attracting and retaining talented executives. The NEOs are eligible under the same plans as all other employees with respect to our (i) medical, dental, vision, disability and life insurance benefits and (ii) a defined contribution plan that is tax-qualified under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). In addition, we currently provide one or more NEOs with an annual automobile allowance and club memberships. The Compensation Committee has determined it is appropriate to offer these perquisites in order to provide compensation opportunities competitive with those offered by similarly situated public companies. In determining the compensation payable to the NEOs, the Compensation Committee considers perquisites in the context of the total compensation the NEOs are eligible to receive. However, given the fact that perquisites represent a relatively small portion of the NEOs’ total compensation, the availability of these perquisites does not materially influence the Compensation Committee’s decision making with respect to other elements of the NEOs’ total compensation. The value of personal benefits and perquisites we provided to each of the NEOs in 2021 is set forth below in “– Summary Compensation Table.”
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
Compensation Committee Interlocks and Insider Participation
We do not have any Compensation Committee interlocks. Messrs. Joyce, Smith and Waldheim are the only members of the Compensation Committee, and during 2021 neither Mr. Joyce nor Mr. Smith nor Mr. Waldheim was an officer or employee of Energy Transfer or any of its affiliates, or served as an officer of any company with respect to which any of our executive officers served on such company’s board of directors. In addition, neither Mr. Joyce nor Mr. Smith nor Mr. Waldheim is a former employee of Energy Transfer or any of its affiliates.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the section of this report entitled “Compensation Discussion and Analysis” with management of the Partnership and approved its inclusion in this Annual Report on Form 10-K.

Compensation Committee
Glenn E. Joyce (Chairman)
William S. Waldheim
W. Brett Smith
The foregoing report shall not be deemed to be incorporated by reference by any general statement or reference to this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act, as amended, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under those Acts.

Summary Compensation Table
The following table provides information concerning compensation of our NEOs for the fiscal years presented below, as applicable.

Name and Principal Position	Year	Salary ($)	Unit Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
Eric D. Long	2021	664,050	2,735,885	854,965	1,504,151	5,759,051
President and Chief Executive Officer	2020	688,846	2,656,189	755,357	1,053,015	5,153,407
	2019	644,709	3,320,238	878,416	616,583	5,459,946
Matthew C. Liuzzi	2021	412,000	1,060,888	445,578	603,377	2,521,843
Vice President, Chief Financial Officer and Treasurer	2020	427,385	1,029,995	393,666	459,159	2,310,205
	2019	399,509	1,441,971	457,800	330,446	2,629,726
Eric A. Scheller	2021	350,000	720,997	324,450	214,883	1,610,330
Vice President and Chief Operating Officer	2020	314,384	612,496	209,914	114,911	1,251,705
Christopher W. Porter	2021	330,000	719,995	305,910	241,983	1,597,888
Vice President, General Counsel and Secretary	2020	326,154	577,490	229,320	150,872	1,283,836
Sean T. Kimble	2021	325,000	568,749	301,275	268,950	1,463,974
Vice President, Human Resources	2020	328,733	568,744	230,703	193,124	1,321,304
	2019	307,670	554,560	268,288	163,538	1,294,056
________________________
(1)The Phantom Unit values reflect the grant date fair value of the awards calculated in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) Topic 718, disregarding the estimated likelihood of forfeitures. For a discussion of the assumptions utilized in determining the fair value of these awards, please see Note 14 in Part II, Item 8 “Financial Statements and Supplementary Data”.
(2)Represents the awards earned under the Bonus Plan for each of the NEOs. Amounts earned for the 2021 year will be paid after the Partnership’s audited financials are finalized.
(3)See the chart below for a detailed breakdown of amounts reported in this column for 2021:

Name	DERs	Automobile Allowance	Employer 401(k) Contributions	Club Membership Dues	Parking
Mr. Long	$1,447,349	$18,000	$14,500	$15,895	$8,407
Mr. Liuzzi	$587,902	—	$14,500	—	$974
Mr. Scheller	$199,409	—	$14,500	—	$974
Mr. Porter	$224,036	—	$14,500	—	$3,446
Mr. Kimble	$251,004	—	$14,500	—	$3,446

Grants of Plan-Based Awards during the Year Ended December 31, 2021
The below reflects awards granted to our NEOs under the LTIP and our Bonus Plan during 2021.

Name	Grant Date	Approval Date of Equity-Based Awards	Estimated Possible Payouts Under Non-equity Incentive Plan Awards (1)		All Other Unit Awards: Number of Units (#) (2) (3)	Grant Date Fair Value of Unit Awards ($) (4)
			Target ($)	Maximum ($)
Eric D. Long	2/10/2021		830,063	979,474
President and Chief Executive Officer	12/5/2021	10/28/2021			182,880	2,735,885
Matthew C. Liuzzi	2/10/2021		432,600	510,468
Vice President, Chief Financial Officer and Treasurer	12/5/2021	10/28/2021			70,915	1,060,888
Eric A. Scheller	2/10/2021		315,000	371,700
Vice President and Chief Operating Officer	12/5/2021	10/28/2021			48,195	720,997
Christopher W. Porter	2/10/2021		297,000	350,460
Vice President, General Counsel and Secretary	12/5/2021	10/28/2021			48,128	719,995
Sean T. Kimble	2/10/2021		292,500	345,150
Vice President, Human Resources	12/5/2021	10/28/2021			38,018	568,749
________________________
(1)These awards were granted in 2021 pursuant to our Bonus Plan. The potential payout pursuant to these awards could be zero, thus we have not reflected a threshold amount in the table above. Actual amounts earned for the 2021 year have been reflected within the Summary Compensation Table above.
(2)The Phantom Units granted on December 5, 2021 to our NEOs were granted pursuant to our LTIP and will vest incrementally, with 60% of the Phantom Units vesting on December 5, 2024 and the remaining 40% of the Phantom Units vesting on December 5, 2026. These Phantom Units will also vest in full upon a Change in Control (as defined in the LTIP) or the death or Disability (as defined in the LTIP) of the NEO. If the NEO retires after attaining the age of 65, 60% of his then-unvested Phantom Units granted on December 5, 2021 will be forfeited, and the remainder will vest, at the time of retirement. If the NEO is over age 68 at the time of retirement, 50% of his then-unvested Phantom Units granted December 5, 2021 will be forfeited, and the remainder will vest, at the time of retirement.
(3)The Phantom Units granted on December 5, 2021 were granted in tandem with a corresponding DER.
(4)The reported grant date fair value of unit awards was calculated by multiplying $14.96, the closing price of the Partnership’s common units on December 3, 2021, the last business day prior to the date of grant (December 5, 2021), due to the grant date falling on a Sunday, by the number of units granted, as required by FASB ASC Topic 718.

Outstanding Equity Awards as of December 31, 2021
The following table provides information regarding Phantom Units granted to the NEOs pursuant to the LTIP in each of the years ended December 31, 2018, 2019, 2020 and 2021 that were outstanding as of December 31, 2021, as well as the scheduled vesting schedule for each outstanding award. Potential acceleration events or change in control treatment for the Phantom Units are described below in the section titled “Potential Payments Upon Termination or Change in Control.” None of the NEOs held any outstanding option awards as of December 31, 2021.

Name	Number of Outstanding Phantom Units (#)		Market Value of Outstanding Phantom Units ($) (7)
Eric D. Long, President and Chief Executive Officer
2018 Grants	106,749	(1)(2)	1,862,770
2019 Grants	208,820	(3)(4)	3,643,909
2020 Grant	213,520	(5)	3,725,924
2021 Grant	182,880	(6)	3,191,256
Matthew C. Liuzzi, Vice President, Chief Financial Officer and Treasurer
2018 Grants	41,434	(1)(2)	723,023
2019 Grants	90,690	(3)(4)	1,582,541
2020 Grant	82,797	(5)	1,444,808
2021 Grant	70,915	(6)	1,237,467
Eric A. Scheller, Vice President and Chief Operating Officer
2018 Grant	5,486	(2)	95,731
2019 Grant	31,446	(3)	548,733
2020 Grant	49,236	(5)	859,168
2021 Grant	48,195	(6)	841,003
Christopher W. Porter, Vice President, General Counsel and Secretary
2018 Grant	11,138	(2)	194,358
2019 Grant	31,698	(3)	553,130
2020 Grant	46,422	(5)	810,064
2021 Grant	48,128	(6)	839,834
Sean T. Kimble, Vice President, Human Resources
2018 Grant	14,770	(2)	257,737
2019 Grant	34,878	(3)	608,621
2020 Grant	45,719	(5)	797,797
2021 Grant	38,018	(6)	663,414
________________________
(1)On November 1, 2018, Mr. Long and Mr. Liuzzi received a grant of 90,000 Retention Units and 35,000 Retention Units, respectively, pursuant to the LTIP and applicable Retention Agreement, of which 36,000 and 14,000 remain unvested as of December 31, 2021, respectively. These remaining unvested Retention Units will vest on December 5, 2023.
(2)Includes Phantom Units granted pursuant to the LTIP on December 5, 2018 to each of the NEOs, of which the following remain unvested as of December 31, 2021: Mr. Long - 70,749; Mr. Liuzzi - 27,434; Mr. Scheller - 5,486; Mr. Porter - 11,138; and Mr. Kimble - 14,770. These remaining unvested Retention Units will vest on December 5, 2023.
(3)Includes Phantom Units granted pursuant to the LTIP on December 5, 2019 to each of the NEOs: 167,056 to Mr. Long; 64,779 to Mr. Liuzzi; 31,446 to Mr. Scheller; 31,698 to Mr. Porter; and 34,878 to Mr. Kimble. The Phantom Units granted on December 5, 2019 vest incrementally, with 60% of the Phantom Units vesting on December 5, 2022 and the remaining 40% of the Phantom Units vesting on December 5, 2024.
(4)On December 5, 2019, Mr. Long and Mr. Liuzzi received a grant of 41,764 and 25,911 Retention Units, respectively, pursuant to the LTIP and applicable Retention Agreement. The Retention Units vest incrementally, with 60% of the Retention Units vesting on December 5, 2022 and 40% of the Retention Units vesting on December 5, 2024.

(5)Includes Phantom Units granted pursuant to the LTIP on December 5, 2020 to each of the NEOs: 213,520 to Mr. Long; 82,797 to Mr. Liuzzi; 49,236 to Mr. Scheller; 46,422 to Mr. Porter; and 45,719 to Mr. Kimble. The Phantom Units granted on December 5, 2020 vest incrementally, with 60% of the Phantom Units vesting on December 5, 2023 and the remaining 40% of the Phantom Units vesting on December 5, 2025.
(6)Includes Phantom Units granted pursuant to the LTIP on December 5, 2021 to each of the NEOs: 182,880 to Mr. Long; 70,915 to Mr. Liuzzi; 48,195 to Mr. Scheller; 48,128 to Mr. Porter; and 38,018 to Mr. Kimble. The Phantom Units granted on December 5, 2021 vest incrementally, with 60% of the Phantom Units vesting on December 5, 2024 and the remaining 40% of the Phantom Units vesting on December 5, 2026.
(7)The market value of Phantom Units is calculated by multiplying $17.45, the closing price of the Partnership’s common units on December 31, 2021, by the number of Phantom Units outstanding.
Units Vested During the Year Ended December 31, 2021
The following table provides information regarding the vesting of Phantom Units held by the NEOs during 2021. There are no options outstanding on the Partnership’s common units.

Name	Number of Phantom Units Vested (#)		Value Realized on Vesting ($) (5)
Eric D. Long, President and Chief Executive Officer	160,125	(1)	2,395,470
Matthew C. Liuzzi, Vice President, Chief Financial Officer and Treasurer	73,671	(2)	1,103,385
Eric A. Scheller, Vice President and Chief Operating Officer	10,461		156,742
Christopher W. Porter, Vice President, General Counsel and Secretary	19,580	(3)	293,233
Sean T. Kimble, Vice President, Human Resources	30,164	(4)	452,134
________________________
(1)Mr. Long settled approximately 50% of his newly vested Phantom Units in cash in the amount of $1,197,742 (before taxes), which cash settlement was reported as a disposition of those Phantom Units. The remaining 80,062 Phantom Units vested following such cash settlement.
(2)Mr. Liuzzi settled approximately 50% of his newly vested Phantom Units in cash in the amount of $551,700 (before taxes), which cash settlement was reported as a disposition of those Phantom Units. The remaining 36,835 Phantom Units vested following such cash settlement.
(3)Mr. Porter settled approximately 50% of his newly vested Phantom Units in cash in the amount of $146,616 (before taxes), which cash settlement was reported as a disposition of those Phantom Units. The remaining 9,790 Phantom Units vested following such cash settlement.
(4)Mr. Kimble settled approximately 50% of his newly vested Phantom Units in cash in the amount of $226,082 (before taxes), which cash settlement was reported as a disposition of those Phantom Units. The remaining 15,081 Phantom Units vested following such cash settlement.
(5)The value realized on vesting of 11,518, 2,230, 2,872 and 8,007 Phantom Units for Messrs. Liuzzi, Scheller, Porter and Kimble was calculated by multiplying $15.07, the closing price of the Partnership’s common units on February 12, 2021, the last business day prior to the date of vesting (February 15, 2021), which vesting date fell on a federal holiday, by the number of Phantom Units vesting on such date. The value realized on vesting of 160,125, 62,153, 8,231, 16,708 and 22,157 Phantom Units for Messrs. Long, Liuzzi, Scheller, Porter and Kimble was calculated by multiplying $14.96, the closing price of the Partnership’s common units on December 4, 2021, the last business day prior to the date of vesting (December 5, 2021), which vesting date fell on a Saturday, by the number of Phantom Units vesting on such date.
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
Retention Phantom Unit Agreements
On November 1, 2018, each of Messrs. Long and Liuzzi entered into a Retention Agreement providing for a grant of Retention Units that will vest incrementally, with 60% of the Retention Units vesting on December 5, 2021 and the remaining 40% of the Retention Units vesting on December 5, 2023. On December 5, 2019, each of Messrs. Long and Liuzzi entered into another Retention Agreement providing for a grant of Retention Units that will vest incrementally, with 60% of the Retention

Units vesting on December 5, 2022 and 40% of the Retention Units vesting on December 5, 2024. For the purposes of the following description, the “Company” means USA Compression GP, LLC. The Retention Agreements provide for the vesting of 100% of the then-unvested Retention Units upon (i) the NEO’s termination of employment by the Company without Cause or for separation by the NEO for Good Reason (each as defined in the Retention Agreement and described below), (ii) a Change in Control (as defined under the LTIP and as described below) or (iii) the death or Disability (as defined under the LTIP and as described below) of the NEO. In the event of the NEO’s termination of employment by the Company without Cause or separation by the NEO for Good Reason, provided that the NEO executes and does not revoke a general release and waiver of claims, the NEO will also be entitled to a severance payment intended to capture the value of future distributions associated with Retention Units forfeited for tax withholding purposes upon vesting. Pursuant to the terms of Mr. Long’s Retention Agreements, upon Mr. Long’s termination of employment due to voluntary retirement, provided that Mr. Long is at least 65 years of age at the time of such retirement and has been employed by the Company, the Partnership or their Affiliates for at least 10 years, 40% of his then-outstanding, unvested Retention Units will receive accelerated vesting and the remaining 60% will automatically be forfeited at the time of his retirement pursuant to the terms of Mr. Long’s Retention Agreement.
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
“Good Reason” is defined under the Retention Agreements as the occurrence, during the Restricted Period (as defined in the Retention Agreement) and without the NEO’s prior written consent, of any one or more of the following: (1) a material reduction in the NEO’s current title; (2) a more than 10% reduction by the Company in the NEO’s rate of annual base salary, annual bonus target or annual long-term incentive target, each determined as of the grant date; (3) a material diminution in the NEO’s authority, duties, reporting relationship or responsibilities that is inconsistent in a material and adverse respect with the NEO’s authority, duties, reporting relationship or responsibilities with the Partnership on the grant date, provided that such material diminution is also accompanied with any associated reduction in the NEO’s annual base salary, annual bonus target or annual long-term incentive target, determined based on the NEO’s highest annual base salary, annual bonus target or annual long-term incentive target during the most recent 365-day period prior to the date the change described in this clause (3) occurs; or (4) a change of 50 miles or more in the geographic location of the NEO’s principal place of employment as of the grant date. For any resignation to be treated as based on “Good Reason” under the Retention Agreement, the following must occur: (x) the NEO must provide written notice to the Company of the existence of the Good Reason condition within a period not to exceed 30 days of the initial existence of the condition; (y) the Company shall have not less than 30 days following its receipt of such during which it may remedy the condition; and (z) the NEO’s termination of employment must occur within the 90 day period after the initial existence of the condition specified in such notice. Further, no act or omission shall be “Good Reason” if the NEO has consented in writing to such act or omission.
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
A “Change in Control” as defined under the LTIP means, with respect to Awards granted on or after April 3, 2018, the occurrence of any of the following events: (i) any “person” or “group” within the meaning of Sections 13(d) and 14(d)(2) of the Exchange Act, other than the Company, Energy Transfer, an Affiliate of the Company (as determined immediately prior to such event), or an Affiliate of, or successor to, Energy Transfer, shall become the beneficial owner, by way of merger, consolidation, recapitalization, reorganization or otherwise, of 50% or more of the combined voting power of the equity interests in the Company or the Partnership; (ii) the limited partners of the Partnership approve, in one or a series of transactions, a plan of complete liquidation of the Partnership; (iii) the sale or other disposition by either the Company or the Partnership of all or substantially all of its assets in one or more transactions to any Person other than the Company, the Partnership, Energy Transfer, an Affiliate of the Company (as determined immediately prior to such event), the Partnership, or an Affiliate of, or successor to, Energy Transfer; or (iv) a transaction resulting in a Person other than the Company, Energy Transfer, an Affiliate of the Company (as determined immediately prior to such event), or an Affiliate of, or successor to, Energy Transfer being the sole general partner of the Partnership.
However, if an LTIP award is subject to section 409A of the Code, a “Change in Control” will be defined in accordance with section 409A of the Code and the regulations promulgated thereunder.
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
Potential Payments upon Termination or Change in Control
Except as otherwise noted, the values in the table below assume that a Change in Control occurred on December 31, 2021 and/or that the NEO’s employment terminated on that date, as applicable. The amounts actually payable to any NEO can only be calculated with certainty upon actual termination or a Change in Control. Except as otherwise noted, the value of the acceleration of the LTIP awards was calculated using the value of $17.45, which was the closing price of the Partnership’s common units on December 31, 2021.

Executive Benefits and Payments	Change in Control followed by termination without “Cause” or for “Good Reason” ($) (3)	Termination of Employment without “Cause” or for “Good Reason” ($) (3)	Termination of Employment because of Death or Disability ($) (4)	Termination by the Executive Other Than for “Good Reason” ($) (5)	Continued Employment Following Change of Control ($) (6)
Eric D. Long
President and Chief Executive Officer
Salary	—	—	—	—	—
Bonus	—	—	—	—	—
Accelerated Vesting of Phantom Units (8)	11,066,877	—	11,066,877	—	11,066,877
Accelerated Vesting of Retention Units (9)	1,356,982	1,356,982	1,356,982	—	1,356,982
Severance Payment under Retention Agreements (10)	276,438	276,438	—	—	—
Totals	12,700,297	1,633,420	12,423,859	—	12,423,859
Matthew C. Liuzzi
Vice President, Chief Financial Officer and Treasurer
Salary	—	—	—	—	—
Bonus	—	—	—	—	—
Accelerated Vesting of Phantom Units (8)	4,291,391	—	4,291,391	—	4,291,391
Accelerated Vesting of Retention Units (9)	696,447	696,447	696,447	—	696,447
Severance Payment under Retention Agreements (10)	131,473	131,473	—	—	—
Totals	5,119,311	827,920	4,987,838	—	4,987,838
Eric A. Scheller
Vice President and Chief Operating Officer
Salary	—	—	—	—	—
Bonus	—	—	—	—	—
Accelerated Vesting of Phantom Units (8)	2,344,634	—	2,344,634	—	2,344,634
Totals	2,344,634	—	2,344,634	—	2,344,634
Christopher W. Porter
Vice President, General Counsel and Secretary
Salary (1)	353,341	353,341	23,341	23,341	—
Bonus (2)	535,230	535,230	535,230	—	—
Accelerated Vesting of Phantom Units (8)	2,397,386	—	2,397,386	—	2,397,386
Health and Welfare Plan Benefits (7)	21,279	21,279	—	—	—
Totals	3,307,236	909,850	2,955,957	23,341	2,397,386
Sean T. Kimble
Vice President, Human Resources
Salary (1)	340,038	340,038	15,038	15,038	—
Bonus (2)	531,978	531,978	531,978	—	—
Accelerated Vesting of Phantom Units (8)	2,327,568	—	2,327,568	—	2,327,568
Health and Welfare Plan Benefits (7)	21,279	21,279	—	—	—
Totals	3,220,863	893,295	2,874,584	15,038	2,327,568
________________________
(1)The listed salary for each of Messrs. Porter and Kimble represents his accrued but unused paid time off as of December 31, 2021 plus, with respect to the first two columns, his base salary as of December 31, 2021. Any accrued but unused paid time off owed to Mr. Porter or Mr. Kimble would be paid within 30 days of the date of his termination of employment, and the base salary would be paid out as set forth in footnote (3).

(2)The listed bonus amount for each of Messrs. Kimble and Porter is his pro rata bonus awarded with respect to the year ended December 31, 2021 and his bonus awarded with respect to the year ended December 31, 2020.
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
(5)In the event of the termination of employment by any of the NEOs without Good Reason, the NEO will be entitled to all earned but unpaid annual base salary. None of the NEOs had earned but unpaid annual base salary as of December 31, 2021.
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
(8)In the event of the NEO’s cessation of service for any reason (other than death or Disability), 100% of the NEO’s Phantom Units that have not vested prior to or in connection with such cessation of service shall be automatically forfeited. Notwithstanding the foregoing, with respect to the Phantom Units granted on December 5, 2018, December 5, 2019, December 5, 2020 and December 5, 2021 (collectively, the “December LTIP Phantom Units”), if the NEO retires after attaining the age of 65, 60% of his then-unvested December LTIP Phantom Units will be forfeited, and the remainder will vest, at the time of retirement and, if the NEO is over age 68 at the time of retirement, 50% of his then-unvested December LTIP Phantom Units will be forfeited, and the remainder will vest, at the time of retirement. In the event of the death or Disability (as defined under the LTIP) of the NEO, 100% of the then-unvested December LTIP Phantom Units shall vest in full immediately prior to such NEO’s cessation of service due to death or Disability. In the event of a Change in Control (as defined under the LTIP), 100% of the NEO’s outstanding, unvested December LTIP Phantom Units would vest.
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
(10)For Messrs. Long and Liuzzi, provided that the NEO executes and does not revoke a general release and waiver of claims, the NEO will be entitled to a severance payment intended to capture the value of future distributions associated with Retention Units forfeited for tax withholding purposes, which payment would be paid within 60 days of the NEO’s date of separation. The tax withholding rate as of December 31, 2021 for each of the NEOs applicable to the vesting of the Retention Units would have been 39.35%.
CEO Pay Ratio
Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, require us to provide certain information about the relationship of the annual total compensation of our employees and the annual total compensation of our Chief Executive Officer, Eric Long (our “CEO”). The employees providing services to us are directly employed by USAC Management, therefore we do not have employees for purposes of the pay ratio rules. Rather than providing a pay ratio disclosure that contemplates no employees, we have determined that the disclosure that would be most aligned with the spirit of the pay ratio rules and that would provide our unitholders with more meaningful information would be to provide a ratio using the median employee from the USAC Management employee population. All references to “our” employees within this section shall refer to the applicable USAC Management employees. In accordance with Item 402(u), we are basing the following pay-ratio information on the same median employee that we selected in 2020. There has been no change in our employee population or employee compensation arrangements that we believe would result in a significant change to our pay ratio disclosure for 2021.

For 2021, our last completed fiscal year:
•The median of the annual total compensation of all employees (other than the CEO) was $105,042.
•The annual total compensation of our CEO, as reported in the Summary Compensation Table included elsewhere within this Form 10-K, was $5,759,051.
•Based on this information, for 2021 the ratio of the annual total compensation of Mr. Long to the median of the annual total compensation of all employees was reasonably estimated to be 54.8 to 1.
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
•After we identified our median employee, we combined all of the elements of such employee’s compensation for the 2021 year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $105,042.
•With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of our 2021 Summary Compensation Table included in this Form 10-K.
Director Compensation
For the year ended December 31, 2021, our CEO was the only NEO who also served as a director, and he did not receive additional compensation for his service on the Board. Mr. Long’s compensation as an NEO is reflected in the Summary Compensation Table above. Officers, employees or paid consultants or advisors of us or the General Partner or its affiliates who also serve as directors do not receive additional compensation for their service as directors. Other than Mr. Hartman, our directors who are not officers, employees or paid consultants or advisors of us or the General Partner or its affiliates receive cash and equity based compensation for their services as directors. Our director compensation program is subject to revision by the Board from time to time.
The following table shows the total fees earned and other compensation paid in cash to each independent director during 2021.

Name	Fees Paid in Cash ($)		Unit Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
Matthew S. Hartman (3)	—		—	—	—
Glenn E. Joyce	130,000		99,998	50,744	280,742
William S. Waldheim	132,500		99,998	50,744	283,242
W. Brett Smith (4)	91,875	(4)	36,625	3,938	132,438
________________________
(1)Represents the grant date fair value of our Phantom Units, calculated in accordance with ASC 718. For a detailed discussion of the assumptions utilized in coming to these values, please see Note 14 in Part II, Item 8 “Financial Statements and Supplementary Data”. As of December 31, 2021, the independent members of the Board who receive equity awards held the following number of outstanding equity awards under the LTIP: Mr. Joyce: 19,619 Phantom Units; Mr. Smith: 2,500 Phantom Units and Mr. Waldheim: 19,619 Phantom Units. The Phantom Units granted in 2021 to Messrs. Joyce, Smith and Waldheim vest incrementally, with 60% of the Phantom Units vesting on December 5, 2023 and the remaining 40% of the Phantom Units vesting on December 5, 2025. In the event of the director’s cessation of service due to death, Disability or a Change in Control, 100% of his outstanding, unvested Phantom Units will vest immediately prior to such event.

(2)Amounts in this column reflect the value of DERs, received by the directors with respect to their outstanding Phantom Unit awards. For Messrs. Joyce, Smith and Waldheim, the amount shown includes DERs paid with respect to the Partnership’s quarterly distribution on its common units with respect to each quarter in the 2021 year that such director held Phantom Units.
(3)Mr. Hartman was appointed to the Board pursuant to that certain Board Representation Agreement entered to among us, the General Partner, Energy Transfer and EIG on the Transactions Date in connection with our private placement to EIG of Preferred Units and Warrants. Mr. Hartman does not receive compensation for his service on the Board.
(4)Mr. Smith was appointed to the Board on April 30, 2021, therefore he received cash compensation related to his service for the second, third and fourth quarters of 2021.
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
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
Pursuant to the terms of the Equity Restructuring Agreement the Partnership entered into on January 15, 2018, at any time after the first anniversary of the Transactions Date, Energy Transfer has the right to contribute (or cause any of its subsidiaries to contribute) to the Partnership all of the outstanding equity interests in any of its subsidiaries that owns the General Partner Interest (as defined in the Equity Restructuring Agreement) in exchange for $10,000,000 (the “GP Contribution”); provided that the GP Contribution will occur automatically if at any time following the Transactions Date (i) Energy Transfer or one of its affiliates owns, directly or indirectly, the General Partner Interest and (ii) Energy Transfer and its affiliates collectively own less than 12,500,000 of the Partnership’s common units.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth the beneficial ownership of the Partnership’s common units and Preferred Units as of February 10, 2022 held by:
•each person who beneficially owns 5% or more of the Partnership’s outstanding common units;
•all of the directors of the General Partner;

•each NEO of the General Partner; and
•all directors and executive officers of the General Partner as a group.
As of February 10, 2022, there were 97,377,355 common units outstanding. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all common units shown as beneficially owned by them and their address is 111 Congress Avenue, Suite 2400, Austin, Texas 78701. Any fractional common units are rounded down to the nearest whole number.
The table also presents information with respect to Energy Transfer’s common units beneficially owned as of February 10, 2022, by each current director and named executive officer of the General Partner and by all directors and executive officers of the General Partner as a group. As of February 10, 2022, Energy Transfer had 3,082,828,515 common units outstanding. Any fractional common units are rounded down to the nearest whole number.

	USA Compression Partners, LP		Energy Transfer LP
Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units	Common Units Beneficially Owned	Percentage of Common Units
Energy Transfer LP (1) (2)	46,056,228	47.30%	—	*
Invesco Ltd. (3)	17,437,632	17.91%	—	*
EIG Veteran Equity Aggregator, L.P. (4)	26,633,998	21.48%	—	*
Eric D. Long (5)	609,389	*	10,144	*
Matthew C. Liuzzi	296,699	*	—	*
Eric A. Scheller	47,400	*	—	*
Christopher W. Porter	26,969	*	3,400	*
Sean T. Kimble	98,260	*	500	*
Christopher R. Curia	—	*	315,916	*
Matthew S. Hartman	—	*	—	*
Glenn E. Joyce	9,762	*	—	*
Thomas E. Long	—	*	666,018	*
Thomas P. Mason	—	*	633,068	*
Matthew S. Ramsey	—	*	568,077	*
W. Brett Smith	—	*	38,339	*
William S. Waldheim	9,762	*	—	*
Bradford D. Whitehurst (6)	3,500	*	436,512	*
All directors and officers as a group (14 persons)	1,101,741	1.13%	2,671,974	*
________________________
*Less than 1%.
(1)Energy Transfer LP has shared voting and dispositive power over 46,056,228 common units based on a Schedule 13D/A filed on August 5, 2019 with the SEC. The Schedule 13D/A was filed jointly by Energy Transfer LP, LE GP, LLC, Kelcy L. Warren, USA Compression GP, LLC, Energy Transfer Partners, L.L.C., Energy Transfer Partners GP, L.P. and Energy Transfer Operating, L.P. (collectively, the “Energy Transfer Reporting Companies”). The principal business address of each of the Energy Transfer Reporting Companies, other than USA Compression GP, LLC, is 8111 Westchester Drive, Suite 600, Dallas, Texas 75225. The principal business address of USA Compression GP, LLC is 111 Congress Avenue, Suite 2400, Austin, Texas 78701.
(2)Includes 8,000,000 common units held by USA Compression GP, LLC.
(3)Invesco Ltd. has the sole power to dispose or to direct the disposition of and sole power to vote or to direct the vote of 17,437,632 common units based on a Schedule 13G/A filed on February 11, 2022 with the SEC. Invesco Ltd., in its capacity as a parent holding company to its investment advisers, may be deemed to beneficially own these 17,437,632 common units which are held of record by clients of Invesco Ltd. The principal business address of Invesco Ltd. is 1555 Peachtree Street NE, Suite 1800, Atlanta GA 30309.
(4)EIG Veteran Equity Aggregator, L.P. holds Warrants to acquire (i) 4,206,640 common units of the Partnership at an exercise price of $17.03 per common unit and (ii) 8,413,281 common units of the Partnership at an exercise price of $19.59 per common unit. The Warrants became exercisable on April 2, 2019 and will expire on April 2, 2028. EIG owns 420,664 Preferred Units, 280,442 of which are convertible or will be convertible within 60 days into 14,014,077 common units at the election of the holder. At the option of the holder of Preferred Units, (i) from and after April 2, 2021, 33 1/3% of the Preferred Units are convertible into common units, (ii) from and after April 2, 2022, 66 2/3% of the Preferred Units are convertible into common units and (iii) from and after April 2, 2023, all of the

Preferred Units are convertible into common units. Upon (1) exercise of the Warrants in full and assuming the Partnership does not elect to settle the Warrants in common units on a net basis, and (2) conversion of all 280,442 Preferred Units, EIG would have sole voting and dispositive power over 26,633,998 common units of the Partnership based on the Schedule 13D/A filed on February 1, 2022 with the SEC and our records. The principal business address of EIG Veteran Equity Aggregator, L.P. is 1700 Pennsylvania Ave NW, STE. 800, Washington, DC 20006.
(5)Includes 535,433 of our common units held directly by Mr. Long, 17,592 of our common units held by Aladdin Partners, L.P., a limited partnership affiliated with Mr. Long and, 56,364 of our common units held by certain trusts of which Mr. Long is the trustee. The Energy Transfer LP common units reported as owned by Mr. Long include 4,000 common units held by Aladdin Partners, L.P., and 6,144 common units held by certain trusts of which Mr. Long is the trustee.
(6)Mr. Whitehurst holds 235,130 of Energy Transfer LP’s common units and 3,500 of our common units in a margin account.
Securities Authorized for Issuance Under Equity Compensation Plans
The Board adopted the LTIP in January 2013. On November 1, 2018, the Board approved and adopted the First Amendment to the LTIP (the “First Amendment”) with immediate effectiveness. The First Amendment (i) increased the number of common units available to be awarded under the LTIP by 8,590,000 common units (which brought the total number of common units available to be awarded under the LTIP to 10,000,000 common units); (ii) provided that common units withheld to satisfy the exercise price or tax withholding obligations with respect to an award will not be considered to be common units that have been delivered under the LTIP; (iii) for awards granted on or after April 3, 2018, modifies the definition of “Change in Control” under the LTIP to refer to Energy Transfer and its Affiliates (as defined under the LTIP) and successors; (iv) updated the tax withholding provision of the LTIP and (v) extended the term of the LTIP until November 1, 2028.
The following table provides certain information with respect to the LTIP as of December 31, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	N/A	—
Equity compensation plans not approved by security holders	2,229,768	N/A	5,971,579	(1)
________________________
(1)As of December 31, 2021, we had 8,201,347 common units available under the LTIP before giving effect to the outstanding awards of 2,229,768 Phantom Units. Pursuant to the terms of the LTIP, other than director Phantom Unit awards, awards of Phantom Units may be settled in cash or common units at the discretion of the Board or a committee thereof. Any Phantom Unit settled in cash will not result in the actual delivery of a common unit. Additionally, Phantom Units withheld to satisfy the exercise price or tax withholdings of an award and Phantom Units that are forfeited, cancelled, or otherwise terminate or expire without the actual delivery of common units will be available for delivery pursuant to other awards.
For more information about the LTIP, please see Note 14 in Part II, Item 8 “Financial Statements and Supplementary Data”.
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
Transactions with Energy Transfer
We provide compression services to entities affiliated with Energy Transfer, which became a related party of ours on the Transactions Date. As of December 31, 2021, Energy Transfer has ownership and control of the General Partner and ownership of approximately 47% of our limited partner interests (including the 8,000,000 common units owned by the General Partner). We recognized $12.0 million in revenue from compression services from entities affiliated with Energy Transfer for the year ended December 31, 2021. We may provide compression services to entities affiliated with Energy Transfer in the future, and any significant transactions will be disclosed.
The following table summarizes payments, revenues and other receivables between us and Energy Transfer during 2021.

Transaction	Explanation	Amount/Value
2021 quarterly distributions on limited partner interests	Represents the aggregate amount of distributions made to Energy Transfer in respect of the Partnership’s common units during 2021.	$96.7 million
Revenue for compression services	Represents the aggregate amount of revenue recognized for providing compression services to entities affiliated with Energy Transfer for the full year 2021.	$12.0 million
Sales Tax Contingency	Receivable from Energy Transfer as of December 31, 2021 related to indemnification for sales tax contingencies incurred.	$44.9 million
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
ITEM 14.    Principal Accountant Fees and Services
The following table sets forth fees paid for professional services rendered by Grant Thornton LLP (“Grant Thornton”) during the years ended December 31, 2021 and 2020 (in millions):

	Year Ended December 31,
	2021	2020
Audit fees (1)	$1.0	$1.0
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$1.0	$1.0
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
3.Exhibits
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

4.6
Registration Rights Agreement, dated as of April 2, 2018, by and among USA Compression Partners, LP, Energy Transfer Equity, L.P., Energy Transfer Partners, L.P. and USA Compression Holdings, LLC (incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on April 6, 2018)

4.7
Registration Rights Agreement, dated as of April 2, 2018, by and between USA Compression Partners, LP and the Purchasers party thereto (incorporated by reference to Exhibit 4.2 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on April 6, 2018)

4.8
Board Representation Agreement, dated as of April 2, 2018, by and among USA Compression Partners, LP, USA Compression GP, LLC, Energy Transfer Equity, L.P. and the Purchasers party thereto (incorporated by reference to Exhibit 4.3 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on April 6, 2018)

4.9
Description of the USA Compression Partners, LP Common Units (incorporated by reference to Exhibit 4.10 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-35779) filed on February 18, 2020)

10.1
Seventh Amended and Restated Credit Agreement, dated as of December 8, 2021, among USA Compression Partners, LP, as borrower, the guarantors party thereto from time to time, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent and issuing bank (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on December 8, 2021)

10.2†	Long-Term Incentive Plan of USA Compression Partners, LP (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on January 18, 2013)

10.3†
First Amendment to the USA Compression Partners, LP 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q (File No. 001-35779) filed on November 6, 2018)

10.4†
Employment Agreement, dated July 1, 2016, between USA Compression Management Services, LLC and Sean T. Kimble (incorporated by reference to Exhibit 10.13 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-35779) filed on February 19, 2019)

10.5†
Employment Agreement, dated December 14, 2016, between USA Compression Management Services, LLC and Christopher W. Porter (incorporated by reference to Exhibit 10.6 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-35779) filed on February 16, 2021)

10.6
Services Agreement, dated effective January 1, 2013, by and among USA Compression Partners, LP, USA Compression GP, LLC and USA Compression Management Services, LLC (incorporated by reference to Exhibit 10.11 to Amendment No. 10 of the Partnership’s registration statement on Form S-1 (Registration No. 333-174803) filed on January 7, 2013)

10.7
Amendment No. 1 to Services Agreement, dated effective November 3, 2017, by and among USA Compression Partners, LP, USA Compression GP, LLC and USA Compression Management Services, LLC (incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q (File No. 001-35779) filed on November 7, 2017)

10.8†
USA Compression Partners, LP 2013 Long-Term Incentive Plan—Form of Director Phantom Unit Agreement (incorporated by reference to Exhibit 10.8 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-35779) filed on March 28, 2013)

10.9†
USA Compression Partners, LP 2013 Long-Term Incentive Plan—Form of Employee Phantom Unit Agreement (incorporated by reference to Exhibit 10.10 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-35779) filed on February 20, 2014)

10.10†
USA Compression Partners, LP 2013 Long-Term Incentive Plan—Form of Director Phantom Unit Agreement (in lieu of Annual Cash Retainer) (incorporated by reference to Exhibit 10.10 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-35779) filed on March 28, 2013)

10.11†
USA Compression Partners, LP 2013 Long-Term Incentive Plan—Form of Director Phantom Unit Agreement (incorporated by reference to Exhibit 10.5 to the Partnership’s Quarterly Report on form 10-Q (File No. 001-35779) filed on November 6, 2018)

10.12†
USA Compression Partners, LP Amended and Restated Annual Cash Incentive Plan (incorporated by reference to Exhibit 10.21 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-35779) filed on February 19, 2019)

10.13†
USA Compression Partners, LP 2013 Long-Term Incentive Plan—Form of Employee Phantom Unit Agreement (with updated performance metrics) (incorporated by reference to Exhibit 10.13 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-35779) filed on February 11, 2016)

10.14†
USA Compression Partners, LP 2013 Long-Term Incentive Plan – Form of Employee Phantom Unit Agreement (incorporated by reference to Exhibit 10.6 to the Partnership’s Quarterly Report on Form 10-Q (File No. 001-35779) filed on November 6, 2018)

10.15†
USA Compression Partners, LP 2013 Long-Term Incentive Plan – Form of Retention Phantom Unit Agreement (incorporated by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q (File No. 001-35779) filed on November 6, 2018)

10.16	Form of Termination Agreement and Mutual Release (incorporated by reference to Exhibit 10.3 to the Partnership’s Quarterly Report on Form 10-Q (File No. 001-35779) filed on November 6, 2018)

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

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Balance Sheets as of December 31, 2021 and 2020; (ii) our Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019; (iii) our Consolidated Statement of Partners’ Capital for the years ended December 31, 2021, 2020 and 2019; (iv) our Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019; and (v) the notes to our Consolidated Financial Statements.

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

USA COMPRESSION PARTNERS, LP

		By:	USA Compression GP, LLC,
its General Partner

Date:	February 15, 2022	By:	/s/ Eric D. Long
Eric D. Long
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 15, 2022.

Name	Title

/s/ Eric D. Long	President and Chief Executive Officer and Director
Eric D. Long	(Principal Executive Officer)

/s/ Matthew C. Liuzzi	Vice President, Chief Financial Officer and Treasurer
Matthew C. Liuzzi	(Principal Financial Officer)

/s/ G. Tracy Owens	Vice President of Finance and Chief Accounting Officer
G. Tracy Owens	(Principal Accounting Officer)

/s/ Christopher R. Curia	Director
Christopher R. Curia

/s/ Matthew S. Hartman	Director
Matthew S. Hartman

/s/ Glenn E. Joyce	Director
Glenn E. Joyce

/s/ Thomas E. Long	Director
Thomas E. Long

/s/ Thomas P. Mason	Director
Thomas P. Mason

/s/ Matthew S. Ramsey	Director
Matthew S. Ramsey

/s/ W. Brett Smith	Director
W. Brett Smith

/s/ William S. Waldheim	Director
William S. Waldheim

/s/ Bradford D. Whitehurst	Director
Bradford D. Whitehurst

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors of USA Compression GP, LLC and
Unitholders of USA Compression Partners, LP
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of USA Compression Partners, LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 15, 2022 expressed an unqualified opinion.
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
Critical audit matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.
/s/ GRANT THORNTON LLP
We have served as the Partnership’s auditor since 2017.
Houston, Texas
February 15, 2022

USA COMPRESSION PARTNERS, LP
Consolidated Balance Sheets
(in thousands)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$—	$2
Accounts receivable:
Trade, net of allowances for credit losses of $2,057 and $4,982, respectively	68,175	63,727
Other	39	3,707
Related party receivables	44,941	45,043
Inventories	85,816	84,632
Prepaid expenses and other assets	6,016	2,444
Total current assets	204,987	199,555
Property and equipment, net	2,222,336	2,380,633
Lease right-of-use assets	20,173	22,766
Identifiable intangible assets, net	304,411	333,791
Other assets	16,072	11,955
Total assets	$2,767,979	$2,948,700
Liabilities, Preferred Units and Partners’ Capital
Current liabilities:
Accounts payable	$22,538	$13,531
Accrued liabilities	113,891	109,539
Deferred revenue	51,216	47,202
Total current liabilities	187,645	170,272
Long-term debt, net	1,973,234	1,927,005
Operating lease liabilities	18,551	21,220
Other liabilities	10,132	15,239
Total liabilities	2,189,562	2,133,736
Commitments and contingencies
Preferred Units	477,309	477,309
Partners’ capital:
Common units, 97,345 and 96,962 units issued and outstanding, respectively	87,129	323,676
Warrants	13,979	13,979
Total partners’ capital	101,108	337,655
Total liabilities, Preferred Units and partners’ capital	$2,767,979	$2,948,700
See accompanying notes to consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Consolidated Statements of Operations
(in thousands, except per unit amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Contract operations	$609,450	$644,194	$664,162
Parts and service	11,228	11,117	14,236
Related party	11,967	12,372	19,967
Total revenues	632,645	667,683	698,365
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	194,389	205,939	227,303
Depreciation and amortization	238,769	238,968	231,447
Selling, general and administrative	56,082	59,981	64,397
Loss (gain) on disposition of assets	(2,588)	146	940
Impairment of compression equipment	5,121	8,090	5,894
Impairment of goodwill	—	619,411	—
Total costs and expenses	491,773	1,132,535	529,981
Operating income (loss)	140,872	(464,852)	168,384
Other income (expense):
Interest expense, net	(129,826)	(128,633)	(127,146)
Other	107	86	80
Total other expense	(129,719)	(128,547)	(127,066)
Net income (loss) before income tax expense	11,153	(593,399)	41,318
Income tax expense	874	1,333	2,186
Net income (loss)	10,279	(594,732)	39,132
Less: distributions on Preferred Units	(48,750)	(48,750)	(48,750)
Net loss attributable to common and Class B unitholders’ interests	$(38,471)	$(643,482)	$(9,618)

Net loss attributable to:
Common units	$(38,471)	$(643,482)	$(1,774)
Class B Units	$—	$—	$(7,844)

Weighted average common units outstanding – basic and diluted	97,068	96,816	92,911

Weighted average Class B Units outstanding – basic and diluted	—	—	3,681

Basic and diluted net loss per common unit	$(0.40)	$(6.65)	$(0.02)

Basic and diluted net loss per Class B Unit	$—	$—	$(2.13)

Distributions declared per common unit	$2.10	$2.10	$2.10
See accompanying notes to consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Consolidated Statements of Changes in Partners’ Capital
(in thousands)

	Limited Partners
	Common Units	Class B Units	Warrants	Total
Partners’ capital ending balance, December 31, 2018	$1,289,731	$75,146	$13,979	$1,378,856
Vesting of phantom units	2,926	—	—	2,926
Distributions and DERs, $2.10 per unit	(192,723)	—	—	(192,723)
Issuance of common units under the DRIP	997	—	—	997
Unit-based compensation for equity classified awards	160	—	—	160
Net loss attributable to common and Class B unitholders’ interests	(1,774)	(7,844)	—	(9,618)
Conversion of Class B Units to common units	67,302	(67,302)	—	—
Partners’ capital ending balance, December 31, 2019	1,166,619	—	13,979	1,180,598
Vesting of phantom units	1,748	—	—	1,748
Distributions and DERs, $2.10 per unit	(203,325)	—	—	(203,325)
Issuance of common units under the DRIP	1,901	—	—	1,901
Unit-based compensation for equity classified awards	215	—	—	215
Net loss attributable to common unitholders’ interests	(643,482)	—	—	(643,482)
Partners’ capital ending balance, December 31, 2020	323,676	—	13,979	337,655
Vesting of phantom units	3,821	—	—	3,821
Distributions and DERs, $2.10 per unit	(203,883)	—	—	(203,883)
Issuance of common units under the DRIP	1,775	—	—	1,775
Unit-based compensation for equity classified awards	211	—	—	211
Net loss attributable to common unitholders’ interests	(38,471)	—	—	(38,471)
Partners’ capital ending balance, December 31, 2021	$87,129	$—	$13,979	$101,108
See accompanying notes to consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$10,279	$(594,732)	$39,132
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	238,769	238,968	231,447
Provision for expected credit losses	(2,700)	3,700	1,050
Amortization of debt issuance costs	9,765	8,402	7,607
Unit-based compensation expense	15,523	8,400	10,814
Deferred income tax expense (benefit)	(42)	530	1,376
Loss (gain) on disposition of assets	(2,588)	146	940
Impairment of compression equipment	5,121	8,090	5,894
Impairment of goodwill	—	619,411	—
Changes in assets and liabilities, net of effects of business combination:
Accounts receivable and related party receivables, net	145	23,542	(5,657)
Inventories	(12,592)	(11,682)	(25,137)
Prepaid expenses and other current assets	(3,572)	(248)	(604)
Other assets	3,489	3,167	2,589
Accounts payable	9,023	(3,745)	(5,764)
Accrued liabilities and deferred revenue	(5,195)	(10,744)	36,901
Other liabilities	—	(7)	(8)
Net cash provided by operating activities	265,425	293,198	300,580
Cash flows from investing activities:
Capital expenditures, net	(45,213)	(109,070)	(171,149)
Proceeds from disposition of property and equipment	4,466	2,647	22,478
Proceeds from insurance recovery	1,559	1,324	4,181
Net cash used in investing activities	(39,188)	(105,099)	(144,490)
Cash flows from financing activities:
Proceeds from revolving credit facility	697,679	777,472	852,265
Proceeds from issuance of senior notes	—	—	750,000
Payments on revolving credit facility	(655,147)	(706,384)	(1,499,090)
Cash paid related to net settlement of unit-based awards	(3,174)	(1,125)	(1,714)
Cash distributions on common units	(206,329)	(204,673)	(194,176)
Cash distributions on Preferred Units	(48,750)	(48,750)	(48,750)
Deferred financing costs	(9,960)	(3,875)	(13,679)
Other	(558)	(772)	(1,035)
Net cash used in financing activities	(226,239)	(188,107)	(156,179)
Decrease in cash and cash equivalents	(2)	(8)	(89)
Cash and cash equivalents, beginning of year	2	10	99
Cash and cash equivalents, end of year	$—	$2	$10

Supplemental cash flow information:
Cash paid for interest, net of capitalized amounts	$120,564	$120,729	$105,356
Cash paid for income taxes	$819	$633	$493
Supplemental non-cash transactions:
Non-cash distributions to certain common unitholders (DRIP)	$1,775	$1,901	$997
Transfers from inventories to property and equipment	$10,793	$17,435	$21,822
Change in capital expenditures included in accounts payable and accrued liabilities	$720	$(8,557)	$3,408
Financing costs included in accounts payable and accrued liabilities	$391	$115	$18
Conversion of Class B Units to common units	$—	$—	$67,302
See accompanying notes to consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements

(1)Organization and Description of Business
Unless otherwise indicated, the terms “our,” “we,” “us,” “the Partnership” and similar language refer to USA Compression Partners, LP, collectively with its consolidated subsidiaries.
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
USA Compression GP, LLC, a Delaware limited liability company, serves as our general partner and is referred to herein as the “General Partner.” The General Partner is wholly owned by Energy Transfer.
The Partnership is a borrower under a revolving credit facility and its subsidiaries are guarantors of that revolving credit facility (see Note 9). The accompanying consolidated financial statements include the accounts of the Partnership and its subsidiaries, all of which are wholly owned by us.
Net loss attributable to partners is allocated to our common units and participating securities using the two-class income allocation method. All intercompany balances and transactions have been eliminated in consolidation. Our common units trade on the New York Stock Exchange under the ticker symbol “USAC”.
USA Compression Management Services, LLC (“USAC Management”), a wholly owned subsidiary of the General Partner, performs certain management and other administrative services for us, such as accounting, corporate development, finance and legal. All of our employees, including our executive officers, are employees of USAC Management. As of December 31, 2021, USAC Management had 697 full time employees. None of our employees are subject to collective bargaining agreements.
(2)Basis of Presentation and Accounting Policies
Basis of Presentation
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

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
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
Our determination of the allowance for credit losses requires us to make estimates and judgments regarding our customers’ ability to pay amounts due. We continuously evaluate the financial strength of our customers and the overall business climate in which our customers operate, and make adjustments to the allowance for credit losses as necessary. We evaluate the financial strength of our customers by reviewing the aging of their receivables, our collection experience with the customer, correspondence, financial information and third-party credit ratings. We evaluate the business climate in which our customers operate by reviewing various publicly available materials regarding our customers’ industry, including the solvency of various companies in the industry.
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
Capitalized interest is calculated by multiplying our monthly effective interest rate on outstanding debt by the amount of qualifying costs, which include upfront payments to acquire certain compression units. Capitalized interest was $0.2 million, $0.2 million and $0.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
In the first quarter of 2020, we determined that the impairment of our goodwill was an indicator of potential impairment of the carrying amount of our long-lived assets. Accordingly, we performed a quantitative impairment test of our long-lived assets, by which we determined that they were not also impaired. No triggering events have been identified subsequent to the first quarter of 2020. Refer to Note 5 for more detailed information about impairment charges during the years ended December 31, 2021, 2020 and 2019.

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
We did not record any impairment of identifiable intangible assets for the years ended December 31, 2021, 2020 or 2019.
Goodwill
Goodwill represents consideration paid in excess of the fair value of the identifiable net assets acquired in a business combination. Goodwill is not amortized, but is reviewed for impairment annually based on the carrying values as of October 1, or more frequently if impairment indicators arise that suggest the carrying value of goodwill may not be recovered.
We recorded a $619.4 million goodwill impairment for the year ended December 31, 2020, which reduced our goodwill balance to zero, and did not record any goodwill impairment during the year ended December 31, 2019. Refer to the Goodwill section in Note 5 for more information about the goodwill impairment assessment performed during the years ended December 31, 2020 and 2019.
Revenue Recognition
Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs with the transfer of our services or goods. Revenue is measured at the amount of consideration we expect to receive in exchange for providing services or transferring goods. Incidental items, if any, that are immaterial in the context of the contract are recognized as expenses. Refer to Note 12 for more detailed information about revenue recognition for the years ended December 31, 2021, 2020 and 2019.
Income Taxes
We are organized as a partnership for U.S. federal and state income tax purposes. As a result, our partners are responsible for U.S. federal and state income taxes based upon their distributive share of our items of income, gain, loss, or deduction.  Texas imposes an entity-level income tax on partnerships that is based on Texas sourced taxable margin (the “Texas Margin Tax”).  We have included in the consolidated financial statements a provision for Texas Margin Tax. Refer to Note 8 for more detailed information about the Texas Margin Tax for the years ended December 31, 2021, 2020 and 2019.
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
As of December 31, 2021, our financial instruments consisted primarily of cash and cash equivalents, trade accounts receivable, trade accounts payable and long-term debt. The book values of cash and cash equivalents, trade accounts receivable,

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
and trade accounts payable are representative of fair value due to their short-term maturities. The carrying amount of our revolving credit facility approximates fair value due to the floating interest rates associated with the debt.
The fair value of our Senior Notes 2026 and Senior Notes 2027 were estimated using quoted prices in inactive markets and are considered Level 2 measurements.
The following table summarizes the aggregate principal amount and fair value of our Senior Notes 2026 and Senior Notes 2027 (in thousands):

	December 31,
	2021	2020
Senior Notes 2026, aggregate principal	$725,000	$725,000
Fair value of Senior Notes 2026	755,813	761,250
Senior Notes 2027, aggregate principal	750,000	750,000
Fair value of Senior Notes 2027	787,500	800,625
Nonrecurring Fair Value Measurements
During the first quarter of 2020 certain potential impairment indicators were identified, specifically (i) the decline in the market price of our common units, (ii) the decline in global commodity prices and (iii) the COVID-19 pandemic; which together indicated the fair value of the reporting unit was less than its carrying amount as of March 31, 2020. We performed a quantitative impairment test as of March 31, 2020 that resulted in a goodwill impairment of $619.4 million for the year ended December 31, 2020. Significant estimates used in our goodwill impairment analysis included cash flow forecasts, our estimate of the market’s weighted average cost of capital and market multiples, which are Level 3 inputs. Refer to Note 5 for further information on our goodwill impairment analysis.
Operating Segment
We operate in a single business segment, the compression services business.
(3)Trade Accounts Receivable
The allowance for credit losses, which was $2.1 million and $5.0 million as of December 31, 2021 and 2020, respectively, is our best estimate of the amount of probable credit losses included in our existing accounts receivable.
The following summarizes activity within our trade accounts receivable allowance for credit losses balance (in thousands):

Allowance for Credit Losses (1)
Balance, December 31, 2019	$2,479
Current-period provision for expected credit losses	3,700
Writeoffs charged against the allowance	(1,197)
Balance, December 31, 2020	4,982
Current-period provision for expected credit losses	(2,700)
Writeoffs charged against the allowance	(264)
Recoveries collected	39
Balance, December 31, 2021	$2,057
________________________
(1)On January 1, 2020, we adopted Topic 326 using the modified retrospective approach, refer to Note 2 for more information.
Improved market conditions for customers due to the recovery in commodity prices during 2021 was the primary factor contributing to the decrease to the allowance for credit losses for the year ended December 31, 2021.
The potential negative impact to our customers of low commodity prices during 2020, driven by decreased demand for and global oversupply of crude oil as a result of the COVID-19 pandemic, was the primary factor contributing to the increase to the allowance for credit losses for the year ended December 31, 2020.

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
During the year ended December 31, 2019, we recorded $1.1 million to the current-period provision for expected credit losses.
(4)Inventories
Components of inventories were as follows (in thousands):

	December 31,
	2021	2020
Serialized parts	$44,642	$42,233
Non-serialized parts	41,174	42,399
Total inventories	$85,816	$84,632
(5)    Property and Equipment, Identifiable Intangible Assets and Goodwill
Property and Equipment
Property and equipment consisted of the following (in thousands):

	December 31,
	2021	2020
Compression and treating equipment	$3,522,083	$3,480,660
Computer equipment	54,013	53,887
Automobiles and vehicles	31,919	33,412
Leasehold improvements	8,847	8,218
Buildings	5,334	5,334
Furniture and fixtures	1,105	1,110
Land	77	77
Total property and equipment, gross	3,623,378	3,582,698
Less: accumulated depreciation and amortization	(1,401,042)	(1,202,065)
Total property and equipment, net	$2,222,336	$2,380,633
Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Compression equipment, acquired new	25 years
Compression equipment, acquired used	5 - 25 years
Furniture and fixtures	3 - 10 years
Vehicles and computer equipment	1 - 10 years
Buildings	5 years
Leasehold improvements	5 years
Depreciation expense on property and equipment was $209.4 million, $209.6 million and $202.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.
During the years ended December 31, 2021, there was a gain on disposition of assets of $2.6 million. During the years ended December 31, 2020 and 2019, there was a loss on disposition of assets of $0.1 million and $0.9 million, respectively.
For the years ended December 31, 2021, 2020 and 2019, we evaluated the future deployment of our idle fleet under current market conditions and determined to retire 26, 37 and 33 compressor units, respectively, for a total of approximately 11,000, 15,000 and 11,000 horsepower, respectively, that were previously used to provide compression services in our business. As a result, we recorded impairments of compression equipment of $5.1 million, $8.1 million and $5.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The primary causes for these impairments were: (i) units were not considered marketable in the foreseeable future, (ii) units were subject to excessive maintenance costs or (iii) units were unlikely to be accepted by customers due to certain performance

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
characteristics of the unit, such as the inability to meet current quoting criteria without excessive retrofitting costs. These compression units were written down to their respective estimated salvage values, if any.
Identifiable Intangible Assets
Identifiable intangible assets, net consisted of the following (in thousands):

	Customer Relationships	Trade Names	Total
Gross balance at December 31, 2019	$485,162	$65,500	$550,662
Accumulated amortization	(182,210)	(34,661)	(216,871)
Net balance at December 31, 2020	$302,952	$30,839	$333,791

Gross balance at December 31, 2020	$485,162	$65,500	$550,662
Accumulated amortization	(208,314)	(37,937)	(246,251)
Net balance at December 31, 2021	$276,848	$27,563	$304,411
Amortization expense for the years ended December 31, 2021, 2020 and 2019 was $29.4 million, $29.4 million and $29.4 million, respectively. The expected amortization of the intangible assets for each of the five succeeding years is $29.4 million.
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

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
(6)    Other Current Liabilities
Components of other current liabilities included the following (in thousands):

	December 31,
	2021	2020
Accrued sales tax contingencies (1)	$44,923	$44,923
Accrued interest expense	30,850	31,125
Accrued payroll and benefits	8,054	8,416
Accrued unit-based compensation liability	13,280	9,183
________________________
(1)Refer to Note 16 for further detailed information on the accrued sales tax contingencies.
(7)    Lease Accounting
On January 1, 2019, we adopted FASB Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC Topic 842”). ASC Topic 842 requires entities to recognize lease assets and liabilities on the balance sheet for all leases with a term of more than one year, including operating leases, which historically were not recorded on the balance sheet in accordance with the prior standard.
Lessee Accounting
We maintain both finance leases and operating leases, primarily related to office space, warehouse facilities and certain corporate equipment. Our leases have remaining lease terms of up to eight years, some of which include options that permit renewals for additional periods.
We determine if an arrangement is a lease at inception. Operating leases are included in lease right-of-use (“ROU”) assets, accrued liabilities and operating lease liabilities in our consolidated balance sheets. Finance leases are included in property and equipment, accrued liabilities and other liabilities in our consolidated balance sheets.
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

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
Supplemental balance sheet information related to leases consisted of the following (in thousands):

	December 31,
	2021	2020
Operating leases:
Lease right-of-use assets	$20,173	$22,766
Accrued liabilities	(3,226)	(3,108)
Operating lease liabilities	(18,551)	(21,220)
Finance leases:
Property and equipment, gross	$4,408	$3,978
Accumulated depreciation	(3,408)	(2,965)
Property and equipment, net	1,000	1,013
Accrued liabilities	(518)	(536)
Other liabilities	(905)	(1,014)
Components of lease expense consisted of the following (in thousands):

		Year Ended December 31,
	Income Statement Line Item	2021	2020	2019
Operating lease costs:
Operating lease cost	Cost of operations, exclusive of depreciation and amortization	$3,074	$2,874	$1,796
Operating lease cost	Selling, general and administrative	1,524	1,566	1,165
Total operating lease costs		4,598	4,440	2,961
Finance lease costs:
Amortization of lease assets	Depreciation and amortization	443	410	1,638
Short-term lease costs:
Short-term lease cost	Cost of operations, exclusive of depreciation and amortization	374	308	309
Short-term lease cost	Selling, general and administrative	30	38	34
Total short-term lease costs		404	346	343
Variable lease costs:
Variable lease cost	Cost of operations, exclusive of depreciation and amortization	141	263	226
Variable lease cost	Selling, general and administrative	597	1,126	1,130
Total variable lease costs		738	1,389	1,356
Total lease costs		$6,183	$6,585	$6,298

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
The weighted average remaining lease terms and weighted average discount rates were as follows:

	Year Ended December 31,
	2021	2020	2019
Weighted average remaining lease term:
Operating leases	7 years	8 years	8 years
Finance leases	3 years	3 years	4 years
Weighted average discount rate:
Operating leases	5.0%	5.0%	4.9%
Finance leases	3.9%	2.6%	2.6%
Supplemental cash flow information related to leases consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(4,463)	$(4,321)	$(3,001)
Operating cash flows from finance leases	(129)	(509)	(788)
Financing cash flows from finance leases	(558)	(774)	(1,035)
ROU assets obtained in exchange for lease obligations:
Operating leases	$730	$7,709	$17,367
Finance leases	430	—	259
Maturities of lease liabilities as of December 31, 2021 consisted of the following (in thousands):

	Operating Leases	Finance Leases	Total
2022	$4,225	$548	$4,773
2023	3,800	519	4,319
2024	3,378	409	3,787
2025	3,281	—	3,281
2026	3,110	—	3,110
Thereafter	8,155	—	8,155
Total lease payments	25,949	1,476	27,425
Less: present value discount	(4,172)	(53)	(4,225)
Present value of lease liabilities	$21,777	$1,423	$23,200
As of December 31, 2021, we have not entered into any additional leases that have not yet commenced that create significant rights and obligations.
Lessor Accounting
We granted a bargain purchase option to a customer with respect to certain compressor packages leased to the customer. The bargain purchase option provides the customer with an option to acquire the equipment at a value significantly less than the fair market value at the end of the lease term.
During 2021, the customer exercised its bargain purchase option resulting in a gain of $1.1 million recognized within loss (gain) on disposition of assets for the year ended December 31, 2021.
We accounted for this option as a sales type lease resulting in a current installment receivable included in other accounts receivable of $2.9 million as of December 31, 2020.
Prior to the customer exercising its bargain purchase option, revenue and interest income related to the lease was recognized over the lease term. We recognized maintenance revenue within contract operations revenue and interest income within interest expense, net. Maintenance revenue recognized for the years ended December 31, 2021, 2020 and 2019 was

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
$0.3 million, $1.3 million and $1.3 million, respectively. Interest income recognized for the years ended December 31, 2021, 2020 and 2019 was $0.1 million, $0.4 million and $0.7 million, respectively.
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
(8)    Income Tax Expense (Benefit)
We are subject to the Texas Margin Tax, which applies a tax to our gross margin. We do not conduct business in any other state where a similar tax is applied. The Texas Margin Tax requires certain forms of legal entities, including limited partnerships, to pay a tax of 0.75% on its “margin,” as defined in the law, based on annual results. The tax base to which the tax is applied is the least of (i) 70% of total revenues for federal income tax purposes, (ii) total revenue less cost of goods sold or (iii) total revenue less compensation for federal income tax purposes.
Components of our income tax expense are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current tax expense	$916	$803	$810
Deferred tax expense (benefit)	(42)	530	1,376
Total income tax expense	$874	$1,333	$2,186
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

	December 31,
	2021	2020
Deferred tax assets:
Goodwill	$15	$4
Deferred tax liabilities:
Property and equipment	(4,389)	(4,429)
Identifiable intangible assets	(30)	(21)
Total deferred tax liabilities	(4,419)	(4,450)
Deferred tax liabilities, net	$(4,404)	$(4,446)
FASB ASC Topic 740 Income Taxes (“Topic 740”) provides guidance on measurement and recognition in accounting for income tax uncertainties and provides related guidance on derecognition, classification, disclosure, interest, and penalties. As of December 31, 2021, we had no material unrecognized tax benefits (as defined in Topic 740). We do not expect to incur interest charges or penalties related to our tax positions, but if such charges or penalties are incurred, our policy is to account for interest charges and penalties as income tax expense in the Consolidated Statements of Operations. Our U.S. Federal income tax returns for years 2019 and 2020 are currently under examination by the Internal Revenue Service (“IRS”) and our Texas Margin Tax returns for report years 2018 through 2021 are currently under examination by the Texas Comptroller of Public Accounts.
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

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
(9)    Long-Term Debt
Our long-term debt, of which there is no current portion, consisted of the following (in thousands):

	December 31,
	2021	2020
Senior Notes 2026, aggregate principal	$725,000	$725,000
Senior Notes 2027, aggregate principal	750,000	750,000
Less: deferred financing costs, net of amortization	(18,108)	(21,805)
Total Senior Notes, net	1,456,892	1,453,195
Revolving Credit Facility	516,342	473,810
Total long-term debt, net	$1,973,234	$1,927,005
Revolving Credit Facility
Credit Agreement
On December 8, 2021, the Partnership amended and restated its existing credit agreement by entering into the Seventh Amended and Restated Credit Agreement (the “Credit Agreement”), by and among USA Compression Partners, LP, as borrower, the guarantors party thereto from time to time (the “Guarantors”), the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent and issuing bank. The Credit Agreement matures on December 8, 2026, except that if any portion of the Senior Notes 2026 are outstanding on December 31, 2025, the Credit Agreement will mature on December 31, 2025.
The Credit Agreement has an aggregate commitment of $1.6 billion (subject to availability under our borrowing base), with a further potential increase of up to $200 million. The Partnership’s obligations under the Credit Agreement are guaranteed by the Guarantors, which currently consists of all of the Partnership’s existing subsidiaries. In addition, the Partnership’s obligations under the Credit Agreement are secured by: (i) substantially all of the Partnership’s assets and substantially all of the assets of the Guarantors, excluding real property and other customary exclusions; and (ii) all of the equity interests of the Partnership’s U.S. restricted subsidiaries (subject to customary exceptions).
Borrowings under the Credit Agreement bear interest at a per annum interest rate equal to, at the Partnership’s option, either the Alternate Base Rate or SOFR plus the applicable margin. “Alternate Base Rate” means the greatest of (i) the prime rate, (ii) the applicable federal funds effective rate plus 0.50% and (iii) one-month SOFR rate plus 1.00%. The applicable margin for borrowings varies (a) in the case of SOFR loans, from 2.00% to 2.75% per annum and (b) in the case of Base Rate loans, from 1.00% to 1.75% per annum, and are determined based on a total leverage ratio pricing grid. In addition, the Borrower is required to pay commitment fees based on the daily unused amount of the Credit Agreement in an amount per annum equal to 0.375%. Amounts borrowed and repaid under the Credit Agreement may be re-borrowed, subject to borrowing base availability.
The Credit Agreement permits us to make distributions of available cash to unitholders so long as (i) no default under the facility has occurred, is continuing or would result from the distribution, (ii) immediately prior to and after giving effect to such distribution, we are in compliance with the facility’s financial covenants, and (iii) immediately prior to and after giving effect to such distribution, (a) on or before September 30, 2023, we have availability under the Credit Agreement of at least $250 million and (b) after September 30, 2023, we have availability under the Credit Agreement of at least $100 million. In addition, the Credit Agreement contains various covenants that may limit, among other things, our ability to (subject to exceptions):
•grant liens;
•make certain loans or investments;
•incur additional indebtedness or guarantee other indebtedness;
•enter into transactions with affiliates;
•merge or consolidate;
•sell our assets; and
•make certain acquisitions.

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
The Credit Agreement also contains various financial covenants, including covenants requiring us to maintain:
•a minimum EBITDA to interest coverage ratio of 2.5 to 1.0, determined as of the last day of each fiscal quarter, with EBITDA and interest expense annualized for the fiscal quarter most recently ended;
•a ratio of total secured indebtedness to EBITDA not greater than 3.00 to 1.00 or less than 0.00 to 1.00, determined as of the last day of each fiscal quarter, with EBITDA annualized for the fiscal quarter most recently ended; and
•a maximum funded debt to EBITDA ratio, determined as of the last day of each fiscal quarter with EBITDA annualized for the fiscal quarter most recently ended, (i) 5.75 to 1.00 through the second fiscal quarter of 2022, (ii) 5.50 to 1.00 from the third quarter of 2022 through the third quarter of 2023 and (iii) 5.25 to 1.00 thereafter. In addition, the Partnership may increase the applicable ratio by 0.25 for any fiscal quarter during which a Specified Acquisition (as defined in the Credit Agreement) occurs and the following two fiscal quarters, but in no event shall the maximum ratio exceed 5.50 to 1.00 for any fiscal quarter as a result of such increase.
If a default exists under the Credit Agreement, the lenders will be able to accelerate the maturity on the amount then outstanding and exercise other rights and remedies.
In connection with entering into the Credit Agreement, we paid certain upfront fees and arrangement fees to the arrangers, syndication agents and senior managing agents of the Credit Agreement in the amount of $10.0 million during the year ended December 31, 2021. These fees were capitalized to loan costs and are amortized over the remaining term of the Credit Agreement.
In connection with an amendment to our prior credit agreement, we incurred arrangement fees, consent fees and other fees in the amount of $3.4 million during the year ended December 31, 2020. These fees were capitalized to loan costs and are amortized over the remaining term of the credit agreement.
As of December 31, 2021, we were in compliance with all of our covenants under the Credit Agreement.
As of December 31, 2021, we had outstanding borrowings under the Credit Agreement of $516.3 million, $1.1 billion of borrowing base availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $261.9 million. The borrowing base consists of eligible accounts receivable, inventory and compression units. The largest component, representing 95% of the borrowing base as of December 31, 2021, was eligible compression units. Eligible compression units consist of compressor packages that are under service contracts, leased or rented and carried in the financial statements as fixed assets.
Our weighted-average interest rate in effect for all borrowings under the Credit Agreement and our prior credit agreement for the year ended December 31, 2021 was 2.98%, and our weighted-average interest rate under the Credit Agreement as of December 31, 2021 was 2.68%. There were no letters of credit issued as of December 31, 2021. We pay a commitment fee of 0.375% on the unused portion of the Credit Agreement.
The Credit Agreement is a “revolving credit facility” that includes a lock box arrangement, whereby remittances from customers are forwarded to a bank account controlled by the administrative agent and are applied to reduce borrowings under the facility. Amounts borrowed and repaid under the Credit Agreement may be re-borrowed.
Senior Notes 2027
On March 7, 2019, the Partnership and USA Compression Finance Corp. (“Finance Corp”) co-issued the Senior Notes 2027. The Senior Notes 2027 mature on September 1, 2027 and accrue interest from at the rate of 6.875% per year. Interest on the Senior Notes 2027 is payable semi-annually in arrears on each of March 1 and September 1.
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
The indenture governing the Senior Notes 2027 (the “2027 Indenture”) contains certain financial ratios that we must comply with in order to make certain restricted payments as described in the 2027 Indenture. As of December 31, 2021, we were in compliance with such financial covenants under the 2027 Indenture.
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
Senior Notes 2026
On March 23, 2018, the Partnership and Finance Corp co-issued the Senior Notes 2026. The Senior Notes 2026 mature on April 1, 2026 and accrue interest from March 23, 2018 at the rate of 6.875% per year. Interest on the Senior Notes 2026 is payable semi-annually in arrears on each of April 1 and October 1.
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
The indenture governing the Senior Notes 2026 (the “2026 Indenture”) contains certain financial ratios that we must comply with in order to make certain restricted payments as described in the 2026 Indenture. As of December 31, 2021, we were in compliance with such financial covenants under the 2026 Indenture.
The Senior Notes 2026 are fully and unconditionally guaranteed (the “2026 Guarantees”), jointly and severally, on a senior unsecured basis by the Guarantors. The Senior Notes 2026 and the 2026 Guarantees are general unsecured obligations and rank equally in right of payment with all of the Guarantors’, Finance Corp’s, and our existing and future senior indebtedness and senior to the Guarantors’, Finance Corp’s, and our future subordinated indebtedness, if any. The Senior Notes 2026 and the 2026 Guarantees are effectively subordinated in right of payment to all of the Guarantors, Finance Corp’s, and our existing and future secured debt, including debt under the Credit Agreement and guarantees thereof, to the extent of the value of the assets securing such debt, and are structurally subordinated to all indebtedness of any of our subsidiaries that do not guarantee the Senior Notes 2026.
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
Subsidiary Guarantors
The Partnership may from time to time file a Registration Statement on Form S-3 with the SEC to register the issuance and sale of, among other securities, debt securities, which may be co-issued by Finance Corp (together with the Partnership, the “Issuers”) and fully and unconditionally guaranteed on a joint and several basis by the Partnership’s operating subsidiaries for the benefit of each holder and the trustee. Such guarantees are expected to be subject to release, subject to certain limitations, as follows (i) upon the sale, exchange or transfer, by way of a merger or otherwise, to any person that is not our affiliate, of all of our direct or indirect limited partnership or other equity interest in such subsidiary guarantor; or (ii) upon delivery by an Issuer of a written notice to the trustee of the release or discharge of all guarantees by such subsidiary guarantor of any debt of the Issuers other than obligations arising under the indenture governing such debt and any debt securities issued under such indenture, except a discharge or release by or as a result of payment under such guarantees.
Maturities of long-term debt for each of the five succeeding years are as follows (in thousands):

Year Ending December 31,
2022	$—
2023	—
2024	—
2025	—
2026	1,241,342
Thereafter	750,000
(10)    Preferred Units
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

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
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
As of December 31, 2021 and 2020, 500,000 Preferred Units were issued and outstanding.
We have declared and paid quarterly cash distributions per unit to our Preferred Unitholders of record as follows:

Payment date	Distribution per Preferred Unit
February 8, 2019	$24.375
May 10, 2019	24.375
August 9, 2019	24.375
November 8, 2019	24.375
Total 2019 distributions	$97.500

February 7, 2020	$24.375
May 8, 2020	24.375
August 10, 2020	24.375
November 6, 2020	24.375
Total 2020 distributions	$97.500

February 5, 2021	$24.375
May 7, 2021	24.375
August 6, 2021	24.375
November 5, 2021	24.375
Total 2021 distributions	$97.500
Announced Quarterly Distribution
On January 13, 2022, we declared a cash distribution of $24.375 per unit on our Preferred Units. The distribution was paid on February 4, 2022 to unitholders of record as of the close of business on January 24, 2022.
Redemption and Conversion Features
The Preferred Units are convertible, at the option of the holder, into common units in accordance with the terms of our Second Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) as follows: one third on or after April 2, 2021, two thirds on or after April 2, 2022, and 100% are convertible on or after April 2, 2023. The conversion rate for the Preferred Units is the quotient of (a) the sum of (i) $1,000, plus (ii) any unpaid cash distributions on the applicable Preferred Unit, divided by (b) $20.0115 for each Preferred Unit. The Preferred Unitholders are entitled to vote on an as-converted basis with the common unitholders and (as proportionately adjusted for unit splits, unit distributions and similar transactions) will have certain other class voting rights with respect to any amendment to the Partnership Agreement that would adversely affect any rights, preferences or privileges of the Preferred Units. In addition, upon certain events involving a change of control the Preferred Unitholders may elect, among other potential elections, to convert their Preferred Units to common units at the then change of control conversion rate.
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

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
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
Changes in the Preferred Units balance are summarized below (in thousands):

Preferred Units
Balance at December 31, 2018	$477,309
Net income allocated to Preferred Units	48,750
Cash distributions on Preferred Units	(48,750)
Balance at December 31, 2019	477,309
Net income allocated to Preferred Units	48,750
Cash distributions on Preferred Units	(48,750)
Balance at December 31, 2020	477,309
Net income allocated to Preferred Units	48,750
Cash distributions on Preferred Units	(48,750)
Balance at December 31, 2021	$477,309
Refer to Note 13 for information about the rights EIG Veteran Equity Aggregator, L.P. (along with its affiliated funds, “EIG”) has to designate one of the members of the Board.
(11)    Partners’ Capital
Common and Class B Units
The change in common units and Class B Units outstanding were as follows:

	Units outstanding
	Common	Class B
Number of units outstanding, December 31, 2018	89,983,790	6,397,965
Vesting of phantom units	189,637	—
Issuance of common units under the DRIP	60,584	—
Conversion of Class B Units to common units	6,397,965	(6,397,965)
Number of units outstanding, December 31, 2019	96,631,976	—
Vesting of phantom units	141,652	—
Issuance of common units under the DRIP	188,695	—
Number of units outstanding, December 31, 2020	96,962,323	—
Vesting of phantom units	263,985	—
Issuance of common units under the DRIP	118,399	—
Number of units outstanding, December 31, 2021	97,344,707	—
As of December 31, 2021, Energy Transfer LP held 46,056,228 common units, including 8,000,000 common units held by the General Partner and controlled by Energy Transfer LP.
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

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
•right to electronic access of an annual report, containing audited financial statements and a report on those financial statements by our independent public accountants within 90 days after the close of the fiscal year end; and
•right to receive information reasonably required for tax reporting purposes within 90 days after the close of the calendar year.
Class B Units Conversion
On July 30, 2019, 6,397,965 Class B Units representing limited partner interests in us (“Class B Units”) automatically converted into common units on a one-for-one basis, resulting in the issuance of 6,397,965 common units to Energy Transfer. Following the conversion, there are no longer Class B Units outstanding.
Cash Distributions
We have declared and paid quarterly distributions per unit to our limited partner unitholders of record, including holders of our common and phantom units, as follows (dollars in millions, except distribution per unit):

Payment Date	Distribution per Limited Partner Unit	Amount Paid to Common Unitholders	Amount Paid to Phantom Unitholders	Total Distribution
February 8, 2019	$0.525	$47.2	$0.7	$47.9
May 10, 2019	0.525	47.3	0.6	47.9
August 9, 2019	0.525	47.4	0.6	48.0
November 8, 2019	0.525	50.7	0.6	51.3
Total 2019 distributions	$2.10	$192.6	$2.5	$195.1

February 7, 2020	$0.525	$50.7	$0.9	$51.6
May 8, 2020	0.525	50.8	0.9	51.7
August 10, 2020	0.525	50.9	0.8	51.7
November 6, 2020	0.525	50.9	0.7	51.6
Total 2020 distributions	$2.10	$203.3	$3.3	$206.6

February 5, 2021	$0.525	$50.9	$1.1	$52.0
May 7, 2021	0.525	50.9	1.1	52.0
August 6, 2021	0.525	51.0	1.1	52.1
November 5, 2021	0.525	51.0	1.0	52.0
Total 2021 distributions	$2.10	$203.8	$4.3	$208.1
Announced Quarterly Distribution
On January 13, 2022, we announced a cash distribution of $0.525 per unit on our common units. The distribution was paid on February 4, 2022 to unitholders of record as of the close of business on January 24, 2022.
DRIP
During the years ended December 31, 2021, 2020 and 2019, distributions of $1.8 million, $1.9 million and $1.0 million, respectively, were reinvested under the DRIP resulting in the issuance of 118,399, 188,695 and 60,584 common units, respectively.
On August 5, 2020, we filed a registration statement on Form S-3 for the issuance of up to 5,000,000 units under the DRIP.

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
Warrants
As of December 31, 2021 and December 31, 2020, we had two tranches of warrants outstanding, which includes warrants to purchase (i) 5,000,000 common units with a strike price of $17.03 per common unit and (ii) 10,000,000 common units with a strike price of $19.59 per common unit. The Warrants may be exercised by the holders at any time before April 2, 2028.
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
For the years ended December 31, 2021, 2020 and 2019, approximately 829,000, 634,000 and 290,000 incremental unvested phantom units, respectively, were excluded from the calculation of diluted earnings per unit because the impact was anti-dilutive. Our outstanding warrants are not applicable to the computation as they are not considered “in the money” for the years ended December 31, 2021, 2020 or 2019.
(12)    Revenue Recognition
The following table disaggregates our revenue by type of service (in thousands):

	Year Ended December 31,
	2021	2020	2019
Contract operations revenue	$621,449	$656,616	$681,472
Retail parts and services revenue	11,196	11,067	16,893
Total revenues	$632,645	$667,683	$698,365
The following table disaggregates our revenue by timing of provision of services or transfer of goods (in thousands):

	Year Ended December 31,
	2021	2020	2019
Services provided over time:
Primary term	$419,307	$458,479	$434,705
Month-to-month	202,142	198,137	246,767
Total services provided over time	621,449	656,616	681,472
Services provided or goods transferred at a point in time	11,196	11,067	16,893
Total revenues	$632,645	$667,683	$698,365
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
Contract Assets
We record contract assets when we have completed performance under a contract but our right to consideration is not yet unconditional. We had no contract assets as of December 31, 2021 or 2020.
Deferred Revenue
We record deferred revenue when cash payments are received or due in advance of our performance. Components of deferred revenue were as follows:

		December 31,
	Balance sheet location	2021	2020
Current (1)	Deferred revenue	$51,216	$47,202
Noncurrent	Other liabilities	4,823	8,200
Total		$56,039	$55,402
________________________
(1)We recognized $43.2 million of revenue during the year ended December 31, 2021 related to our deferred revenue balance as of December 31, 2020.

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
Performance Obligations
As of December 31, 2021, the aggregate amount of transaction price allocated to unsatisfied performance obligations related to our contract operations revenue is $438.6 million. We expect to recognize these remaining performance obligations as follows (in thousands):

	2022	2023	2024	2025	Thereafter	Total
Remaining performance obligations	$277,919	$109,206	$39,375	$10,089	$2,026	$438,615
(13) Transactions with Related Parties
We provide compression services to entities affiliated with Energy Transfer, which as of December 31, 2021, owned approximately 47% of our limited partner interests and 100% of the General Partner.
The following table summarizes the revenues from Energy Transfer on our consolidated statement of operations (in thousands):

	Year Ended December 31,
	2021	2020	2019
Related party revenues	$11,967	$12,372	$19,967
We had approximately $18,000 and $120,000 within related party receivables on our consolidated balance sheets as of December 31, 2021 and December 31, 2020, respectively, from such affiliated Energy Transfer entities. Additionally, the Partnership had a $44.9 million related party receivable from Energy Transfer as of December 31, 2021 and December 31, 2020 related to indemnification for sales tax contingencies. See Note 16 for more information related to such sales tax contingencies.
Pursuant to that certain Board Representation Agreement entered into by us, the General Partner, Energy Transfer LP and EIG in connection with our private placement of Preferred Units and Warrants to EIG, EIG Management Company, LLC has the right to designate one of the members of the Board for so long as the holders of the Preferred Units hold more than 5% of the Partnership’s outstanding common units in the aggregate (taking into account the common units that would be issuable upon conversion of the Preferred Units and exercise of the Warrants).
(14)    Unit-Based Compensation
Long-Term Incentive Plan
In January 2013, the board of directors of the General Partner (the “Board”) adopted the USA Compression Partners, LP 2013 Long-Term Incentive Plan (as amended, the “LTIP”), which is available for certain employees, consultants and directors of the General Partner and any of its affiliates who perform services for us. The LTIP provides for awards of unit options, unit appreciation rights, restricted units, phantom units, DERs, unit awards, profits interest units and other unit-based awards. Under the LTIP, the maximum number of common units available for issuance is 10,000,000 and the term of the LTIP is until November 1, 2028. Awards that are forfeited, canceled, paid or otherwise terminate or expire without the actual delivery of common units will be available for delivery pursuant to other awards. The LTIP is administered by the Board or a committee thereof.
The General Partner’s executive officers, certain of its employees and certain of its independent directors were granted these awards to incentivize them to help drive our future success and to share in the economic benefits of that success. All employees with phantom units have a portion of their award settled in cash and a portion settled in common units upon vesting, unless otherwise approved by the Board. The amount that can be settled in cash is in excess of the employee’s minimum statutory tax-withholding rate. ASC Topic 718, Compensation – Stock Compensation, requires the entire amount of an award with such features to be accounted for as a liability. Under the liability method of accounting for unit-based compensation, we re-measure the fair value of the award at each financial statement date until the award vests or is forfeited. The fair value is measured using the market price of the Partnership’s common units. During the requisite service period (the vesting period of the awards), compensation cost is recognized using the proportionate amount of the award’s fair value that has been earned through service to date. Phantom units granted to independent directors do not have a cash settlement option and as such we account for these awards as equity. Each phantom unit is granted in tandem with a corresponding DER, which entitles the recipient to receive an amount in cash on a quarterly basis equal to the product of (i) the number of the recipient’s outstanding, unvested phantom units on the record date for such quarter and (ii) the quarterly distribution declared by the Board for such quarter with respect to the Partnership’s common units.

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
During the years ended December 31, 2021, 2020 and 2019, an aggregate of 638,903, 741,963 and 717,869, respectively, phantom units (including the corresponding DERs) were granted under the LTIP to the General Partner’s executive officers and certain of its employees and independent directors. The phantom units (including the corresponding DERs) awarded are subject to restrictions on transferability, customary forfeiture provisions and time vesting provisions. Phantom unit awards granted after July 30, 2018 vest incrementally, with 60% of the phantom units vesting on December 5 of the third year following the grant and the remaining 40% vesting on December 5 of the fifth year following the grant. Phantom unit awards that were granted to employees of USAC Management prior to July 30, 2018 vested evenly over a three-year service period.
Phantom units granted on or after July 30, 2018 vest in full upon a change in control. Award recipients do not have all the rights of a unitholder in the Partnership with respect to the phantom units until the units have vested.
As of December 31, 2021 and 2020, our total unit-based compensation liability was $13.3 million and $9.2 million, respectively. During the years ended December 31, 2021, 2020 and 2019, we recognized $15.5 million, $8.4 million and $10.8 million of compensation expense associated with these awards, respectively, recorded in selling, general and administrative expense. During the years ended December 31, 2021, 2020 and 2019, amounts paid related to the cash settlement of vested awards under the LTIP were $3.2 million, $1.1 million and $1.7 million, respectively.
The total fair value and intrinsic value of the phantom units vested under the LTIP was $4.0 million, $1.7 million and $4.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The following table summarizes information regarding phantom unit awards for the periods presented:

	Number of Units	Weighted-Average Grant Date Fair Value per Unit
Phantom units outstanding at December 31, 2018	1,431,064	$14.98
Granted	717,869	15.88
Vested	(301,329)	13.06
Forfeited	(45,620)	16.78
Phantom units outstanding at December 31, 2019	1,801,984	$15.09
Granted	741,963	12.55
Vested	(223,658)	17.27
Forfeited	(182,332)	15.36
Phantom units outstanding at December 31, 2020	2,137,957	$14.88
Granted	638,903	14.92
Vested	(475,831)	15.13
Forfeited	(71,261)	14.50
Phantom units outstanding at December 31, 2021	2,229,768	$13.57
The unrecognized compensation cost associated with phantom unit awards was an aggregate $25.2 million as of December 31, 2021. We expect to recognize the unrecognized compensation cost for these awards on a weighted-average basis over a period of 2.7 years.
(15)    Employee Benefit Plans
A 401(k) plan is available to all of our employees. The plan permits employees to contribute up to 20% of their salary, up to the statutory limits, which was $19,500 for 2021. The plan provides for discretionary matching contributions by us on an annual basis. Aggregate matching contributions made to employees’ 401(k) plans were $3.5 million, $3.4 million and $3.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(16)    Commitments and Contingencies
(a)Major Customers
We did not have revenue from any single customer representing 10% or more of total revenue for the years ended December 31, 2021, 2020 or 2019.

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
As of December 31, 2021, one customer accounted for 14% of our trade account receivables, net balance. As of December 31, 2020, two customers accounted for 13% and 11% of our trade accounts receivables, net balance, respectively.
(b)Litigation
From time to time, we and our subsidiaries may be involved in various claims and litigation arising in the ordinary course of business. In management’s opinion, the resolution of such matters is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
(c)Equipment Purchase Commitments
Our future capital commitments are comprised of binding commitments under purchase orders for new compression units ordered but not received. The commitments as of December 31, 2021 were $19.3 million, all of which is expected to be settled within the next twelve months.
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
We are currently protesting certain assessments made by the Oklahoma Tax Commission (“OTC”). We believe it is reasonably possible that we could incur losses related to this assessment depending on whether the administrative law judge assigned by the OTC accepts our position that the transactions are not taxable and we ultimately lose any and all subsequent legal challenges to such determination. We estimate that the range of losses we could incur is from $0 to approximately $19.5 million, including penalty and interest.
As of December 31, 2021 and 2020, we have recorded a $44.9 million accrued liability and $44.9 million related party receivable from Energy Transfer related to open audits with the Office of the Texas Comptroller of Public Accounts (the “Comptroller”), wherein the Comptroller has challenged the applicability of the manufacturing exemption.
(e)Environmental
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
(17)    Recent Accounting Pronouncements
In August 2020, FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 changes how entities account for convertible instruments and contracts in an entity’s own equity, as well as updates guidance on earnings per unit and other related disclosures. The amendments in this update are effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020. We adopted this new standard on January 1, 2022. The impact on our disclosures is not material and there was no impact to our consolidated financial statements.