Form 10-Q
period 2022-03-31
USA Compression Partners, LP
filed 2022-05-03
CIK 1522727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of April 26, 2022, there were 97,377,355 common units outstanding.

i

GLOSSARY
The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

COVID-19	novel coronavirus 2019
Credit Agreement	Seventh Amended and Restated Credit Agreement, dated as of December 8, 2021, by and among USA Compression Partners, LP, as borrower, the guarantors party thereto from time to time, the lenders party thereto from time to time, as may be amended from time to time, and any predecessor thereto if the context so dictates
DERs	distribution equivalent rights
DRIP	distribution reinvestment plan
EBITDA	earnings before interest, taxes, depreciation and amortization
Energy Transfer	Energy Transfer LP, for periods following its merger with Energy Transfer Operating, L.P., and Energy Transfer Operating, L.P. for periods prior to such merger
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	generally accepted accounting principles of the United States of America
Preferred Units	Series A Preferred Units representing limited partner interests in USA Compression Partners, LP
SEC	United States Securities and Exchange Commission
Senior Notes 2026	$725.0 million aggregate principal amount of senior notes due on April 1, 2026
Senior Notes 2027	$750.0 million aggregate principal amount of senior notes due on September 1, 2027
SOFR	Secured Overnight Financing Rate
U.S.	United States of America

ii

PART I.  FINANCIAL INFORMATION
ITEM 1.    Financial Statements
USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$15	$—
Accounts receivable:
Trade, net of allowances for credit losses of $1,493 and $2,057, respectively	69,581	68,175
Other	212	39
Related party receivables	45,124	44,941
Inventories	89,799	85,816
Prepaid expenses and other assets	6,935	6,016
Total current assets	211,666	204,987
Property and equipment, net	2,193,007	2,222,336
Lease right-of-use assets	19,929	20,173
Identifiable intangible assets, net	297,067	304,411
Other assets	15,283	16,072
Total assets	$2,736,952	$2,767,979
Liabilities, Preferred Units and Partners’ Capital
Current liabilities:
Accounts payable	$22,688	$22,538
Accrued liabilities	92,513	113,891
Deferred revenue	51,853	51,216
Total current liabilities	167,054	187,645
Long-term debt, net	2,023,183	1,973,234
Operating lease liabilities	18,066	18,551
Other liabilities	9,722	10,132
Total liabilities	2,218,025	2,189,562
Commitments and contingencies
Preferred Units	477,309	477,309
Partners’ capital:
Common units, 97,377 and 97,345 units issued and outstanding, respectively	27,639	87,129
Warrants	13,979	13,979
Total partners’ capital	41,618	101,108
Total liabilities, Preferred Units and partners’ capital	$2,736,952	$2,767,979
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per unit amounts)

	Three Months Ended March 31,
	2022	2021
Revenues:
Contract operations	$157,668	$152,525
Parts and service	1,926	2,038
Related party	3,818	2,950
Total revenues	163,412	157,513
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	53,732	48,628
Depreciation and amortization	59,064	61,030
Selling, general and administrative	15,265	13,800
Gain on disposition of assets	(179)	(1,255)
Impairment of compression equipment	432	2,550
Total costs and expenses	128,314	124,753
Operating income	35,098	32,760
Other income (expense):
Interest expense, net	(31,838)	(32,288)
Other	20	25
Total other expense	(31,818)	(32,263)
Net income before income tax expense	3,280	497
Income tax expense	26	126
Net income	3,254	371
Less: distributions on Preferred Units	(12,187)	(12,187)
Net loss attributable to common unitholders’ interests	$(8,933)	$(11,816)

Weighted average common units outstanding – basic and diluted	97,365	96,989

Basic and diluted net loss per common unit	$(0.09)	$(0.12)

Distributions declared per common unit for respective periods	$0.525	$0.525
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Changes in Partners’ Capital
(in thousands, except per unit amounts)

	For the Three Months Ended March 31, 2022
	Common units	Warrants	Total
Partners’ capital ending balance, December 31, 2021	$87,129	$13,979	$101,108
Distributions and DERs, $0.525 per unit	(51,137)	—	(51,137)
Issuance of common units under the DRIP	516	—	516
Unit-based compensation for equity classified awards	64	—	64
Net loss attributable to common unitholders’ interests	(8,933)	—	(8,933)
Partners’ capital ending balance, March 31, 2022	$27,639	$13,979	$41,618

	For the Three Months Ended March 31, 2021
	Common units	Warrants	Total
Partners’ capital ending balance, December 31, 2020	$323,676	$13,979	$337,655
Vesting of phantom units	391	—	391
Distributions and DERs, $0.525 per unit	(50,931)	—	(50,931)
Issuance of common units under the DRIP	463	—	463
Unit-based compensation for equity classified awards	52	—	52
Net loss attributable to common unitholders’ interests	(11,816)	—	(11,816)
Partners’ capital ending balance, March 31, 2021	$261,835	$13,979	$275,814
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$3,254	$371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,064	61,030
Provision for expected credit losses	(500)	(1,250)
Amortization of debt issuance costs	1,822	2,281
Unit-based compensation expense	3,710	4,182
Deferred income tax benefit	(204)	(99)
Gain on disposition of assets	(179)	(1,255)
Impairment of compression equipment	432	2,550
Changes in assets and liabilities:
Accounts receivable and related party receivables, net	(1,138)	(2,779)
Inventories	(5,161)	(3,261)
Prepaid expenses and other current assets	(919)	(479)
Other assets	869	706
Accounts payable	(2,202)	1,316
Accrued liabilities and deferred revenue	(23,794)	(23,701)
Net cash provided by operating activities	35,054	39,612
Cash flows from investing activities:
Capital expenditures, net	(20,230)	(6,185)
Proceeds from disposition of property and equipment	467	420
Proceeds from insurance recovery	49	1,559
Net cash used in investing activities	(19,714)	(4,206)
Cash flows from financing activities:
Proceeds from revolving credit facility	214,978	190,511
Payments on revolving credit facility	(165,785)	(161,633)
Cash paid related to net settlement of unit-based awards	—	(289)
Cash distributions on common units	(51,767)	(51,571)
Cash distributions on Preferred Units	(12,187)	(12,187)
Deferred financing costs	(423)	—
Other	(141)	(140)
Net cash used in financing activities	(15,325)	(35,309)
Increase in cash and cash equivalents	15	97
Cash and cash equivalents, beginning of period	—	2
Cash and cash equivalents, end of period	$15	$99

Supplemental cash flow information:
Cash paid for interest, net of capitalized amounts	$54,712	$55,391
Cash paid for income taxes	$—	$13
Supplemental non-cash transactions:
Non-cash distributions to certain common unitholders (DRIP)	$516	$463
Transfers from inventories to property and equipment	$1,118	$3,139
Changes in capital expenditures included in accounts payable and accrued liabilities	$1,874	$(800)
Changes in financing costs included in accounts payable and accrued liabilities	$(146)	$139
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
We are a Delaware limited partnership. Through our operating subsidiaries, we provide compression services under fixed-term contracts with customers in the natural gas and crude oil industries, using natural gas compression packages that we design, engineer, own, operate and maintain. We also own and operate a fleet of equipment used to provide natural gas treating services, such as carbon dioxide and hydrogen sulfide removal, cooling and dehydration. We primarily provide compression services in a number of shale plays throughout the U.S., including the Utica, Marcellus, Permian Basin, Delaware Basin, Eagle Ford, Mississippi Lime, Granite Wash, Woodford, Barnett, Haynesville, Niobrara and Fayetteville shales.
USA Compression GP, LLC, a Delaware limited liability company, serves as our general partner and is referred to herein as the “General Partner.” The General Partner is wholly owned by Energy Transfer.
The accompanying unaudited condensed consolidated financial statements include the accounts of the Partnership and its subsidiaries, all of which are wholly owned by us.
(2) Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC.
In the opinion of our management, such financial information reflects all normal recurring adjustments necessary for a fair presentation of these interim unaudited condensed consolidated financial statements in accordance with GAAP. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2021 filed on February 15, 2022 (our “2021 Annual Report”).
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
Capitalized interest is calculated by multiplying our monthly effective interest rate on outstanding debt by the amount of qualifying costs, which include upfront payments to acquire certain compression units. Capitalized interest was approximately $138,000 and $3,000 for the three months ended March 31, 2022 and 2021, respectively.
Impairment of Long-Lived Assets
Long-lived assets with recorded values that are not expected to be recovered through future cash flows are written down to estimated fair value. We test long-lived assets for impairment when events or circumstances indicate that the assets’ carrying value may not be recoverable or will no longer be utilized in the operating fleet. The most common circumstance requiring compression units to be evaluated for impairment is when idle units do not meet the desired performance characteristics of our active revenue generating horsepower.
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
Refer to Note 5 for more detailed information about impairment charges during the three months ended March 31, 2022 and 2021.
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

Income Taxes
USA Compression Partners, LP is organized as a partnership for U.S. federal and state income tax purposes. As a result, our partners are responsible for U.S. federal and state income taxes based upon their distributive share of our items of income, gain, loss or deduction. USA Compression Finance Corp. (“Finance Corp”) is a corporation for U.S. federal and state income tax purposes and such tax impacts are included in the accompanying unaudited condensed consolidated financial statements. Texas imposes an entity-level income tax on partnerships that is based on Texas sourced taxable margin (the “Texas Margin Tax”). We have included in the unaudited condensed consolidated financial statements a provision for the Texas Margin Tax.
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
As of March 31, 2022, our financial instruments consisted primarily of cash and cash equivalents, trade accounts receivable, trade accounts payable and long-term debt. The book values of cash and cash equivalents, trade accounts receivable and trade accounts payable are representative of fair value due to their short-term maturities. The carrying amount of our revolving credit facility approximates fair value due to the floating interest rates associated with the debt.
The fair value of our Senior Notes 2026 and Senior Notes 2027 were estimated using quoted prices in inactive markets and are considered Level 2 measurements.
The following table summarizes the aggregate principal amount and fair value of our Senior Notes 2026 and Senior Notes 2027 (in thousands):

	March 31, 2022	December 31, 2021
Senior Notes 2026, aggregate principal	$725,000	$725,000
Fair value of Senior Notes 2026	732,250	755,813
Senior Notes 2027, aggregate principal	750,000	750,000
Fair value of Senior Notes 2027	755,625	787,500
Operating Segment
We operate in a single business segment, the compression services business.
(3) Trade Accounts Receivable
The allowance for credit losses, which was $1.5 million and $2.1 million as of March 31, 2022 and December 31, 2021, respectively, is our best estimate of the amount of probable credit losses included in our existing accounts receivable.

The following summarizes activity within our trade accounts receivable allowance for credit losses balance (in thousands):

Allowance for Credit Losses
Balance as of December 31, 2021	$2,057
Current-period provision for expected credit losses	(500)
Writeoffs charged against the allowance	(64)
Balance as of March 31, 2022	$1,493
For the three months ended March 31, 2022, we recognized a reversal of $0.5 million of our provision for expected credit losses. Improved market conditions for customers due to higher commodity prices was the primary factor contributing to the decrease to the allowance for credit losses for the three months ended March 31, 2022.
For the three months ended March 31, 2021, we recognized a reversal of $1.3 million of our provision for expected credit losses. Improved market conditions for customers due to the recovery in commodity prices was the primary factor contributing to the decrease to the allowance for credit losses for the three months ended March 31, 2021.
(4)  Inventories
Components of inventories are as follows (in thousands):

	March 31, 2022	December 31, 2021
Serialized parts	$47,629	$44,642
Non-serialized parts	42,170	41,174
Total inventories	$89,799	$85,816
(5)  Property and Equipment and Identifiable Intangible Assets
Property and Equipment
Property and equipment consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Compression and treating equipment	$3,539,222	$3,522,083
Computer equipment	55,396	54,013
Automobiles and vehicles	32,506	31,919
Leasehold improvements	8,849	8,847
Buildings	5,334	5,334
Furniture and fixtures	1,106	1,105
Land	77	77
Total property and equipment, gross	3,642,490	3,623,378
Less: accumulated depreciation and amortization	(1,449,483)	(1,401,042)
Total property and equipment, net	$2,193,007	$2,222,336
Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Compression equipment, acquired new	25 years
Compression equipment, acquired used	5 - 25 years
Furniture and fixtures	3 - 10 years
Vehicles and computer equipment	1 - 10 years
Buildings	5 years
Leasehold improvements	5 years

Depreciation expense on property and equipment and gain on disposition of assets were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Depreciation expense	$51,720	$53,685
Gain on disposition of assets	179	1,255
On a quarterly basis, we evaluate the future deployment of our idle fleet under current market conditions. For the three months ended March 31, 2022 and 2021, we determined to retire 10 and 12 compressor units, respectively, for a total of approximately 1,400 and 5,600 horsepower, respectively, that were previously used to provide compression services in our business. As a result, we recorded impairments of compression equipment of $0.4 million and $2.6 million for the three months ended March 31, 2022 and 2021, respectively.
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
Identifiable Intangible Assets
Identifiable intangible assets, net consisted of the following (in thousands):

	Customer Relationships	Trade Names	Total
Net balance as of December 31, 2021	$276,848	$27,563	$304,411
Amortization expense	(6,526)	(818)	(7,344)
Net balance as of March 31, 2022	$270,322	$26,745	$297,067
Accumulated amortization of intangible assets was $253.6 million and $246.3 million as of March 31, 2022 and December 31, 2021, respectively.
(6)  Other Current Liabilities
Components of other current liabilities included the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued sales tax contingencies (1)	$44,923	$44,923
Accrued interest expense	6,467	30,850
Accrued unit-based compensation liability	15,780	13,280
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
Prior to the customer exercising its bargain purchase option during the second quarter of 2021, revenue and interest income related to the lease was recognized over the lease term. We recognized maintenance revenue within contract operations revenue and interest income within interest expense, net. Maintenance revenue and interest income for the three months ended March 31, 2021 were $0.3 million and $0.1 million, respectively.

(8)  Long-term Debt
Our long-term debt, of which there is no current portion, consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Senior Notes 2026, aggregate principal	$725,000	$725,000
Senior Notes 2027, aggregate principal	750,000	750,000
Less: deferred financing costs, net of amortization	(17,352)	(18,108)
Total senior notes, net	1,457,648	1,456,892
Revolving credit facility	565,535	516,342
Total long-term debt, net	$2,023,183	$1,973,234
Revolving Credit Facility
The Credit Agreement has an aggregate commitment of $1.6 billion (subject to availability under our borrowing base), with a further potential increase of up to $200 million. The Partnership's obligations under the Credit Agreement are guaranteed by the guarantors party to the Credit Agreement, which currently consists of all of the Partnership's subsidiaries. The Credit Agreement matures on December 8, 2026, except that if any portion of the Senior Notes 2026 are outstanding on December 31, 2025, the Credit Agreement will mature on December 31, 2025.
As of March 31, 2022, we had outstanding borrowings under the Credit Agreement of $565.5 million, $1.0 billion of borrowing base availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $224.4 million. Our weighted-average interest rate in effect for all borrowings under the Credit Agreement as of March 31, 2022 was 3.17%, with a weighted-average interest rate of 2.84% for the three months ended March 31, 2022. There were no letters of credit issued as of March 31, 2022. We pay a commitment fee of 0.375% on the unused portion of the Credit Agreement.
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
•a ratio of total secured indebtedness to EBITDA not greater than 3.0 to 1.0 or less than 0.0 to 1.0, determined as of the last day of each fiscal quarter, with EBITDA annualized for the fiscal quarter most recently ended; and
•a maximum funded debt to EBITDA ratio, determined as of the last day of each fiscal quarter with EBITDA annualized for the fiscal quarter most recently ended, (i) 5.75 to 1.00 through the second fiscal quarter of 2022, (ii) 5.50 to 1.00 from the third quarter of 2022 through the third quarter of 2023 and (iii) 5.25 to 1.00 thereafter. In addition, the Partnership may increase the applicable ratio by 0.25 for any fiscal quarter during which a Specified Acquisition (as defined in the Credit Agreement) occurs and the following two fiscal quarters, but in no event shall the maximum ratio exceed 5.50 to 1.00 for any fiscal quarter as a result of such increase.
As of March 31, 2022, we were in compliance with all of our covenants under the Credit Agreement.
The Credit Agreement is a “revolving credit facility” that includes a lock box arrangement, whereby remittances from customers are forwarded to a bank account controlled by the administrative agent and are applied to reduce borrowings under the facility.
Senior Notes 2026
On March 23, 2018, USA Compression Partners, LP and Finance Corp, co-issued the Senior Notes 2026. The Senior Notes 2026 mature on April 1, 2026 and accrue interest at the rate of 6.875% per year. Interest on the Senior Notes 2026 is payable semi-annually in arrears on each of April 1 and October 1.

The indenture governing the Senior Notes 2026 (the “2026 Indenture”) contains certain financial ratios that we must comply with in order to make certain restricted payments as described in the 2026 Indenture. As of March 31, 2022, we were in compliance with such financial covenants under the 2026 Indenture.
The Senior Notes 2026 are fully and unconditionally guaranteed (the “2026 Guarantees”), jointly and severally, on a senior unsecured basis by all of our subsidiaries (other than Finance Corp), and will be fully and unconditionally guaranteed, jointly and severally, by each of our future restricted subsidiaries that either borrows under, or guarantees, the Credit Agreement or guarantees certain of our other indebtedness (collectively, the “Guarantors”). The Senior Notes 2026 and the 2026 Guarantees are general unsecured obligations and rank equally in right of payment with all of the Guarantors’, Finance Corp’s, and our existing and future senior indebtedness and senior to the Guarantors’, Finance Corp’s, and our future subordinated indebtedness, if any. The Senior Notes 2026 and the 2026 Guarantees are effectively subordinated in right of payment to all of the Guarantors’, Finance Corp’s, and our existing and future secured debt, including debt under the Credit Agreement and guarantees thereof, to the extent of the value of the assets securing such debt, and are structurally subordinated to all indebtedness of any of our subsidiaries that do not guarantee the Senior Notes 2026.
Senior Notes 2027
On March 7, 2019, USA Compression Partners, LP and Finance Corp co-issued the Senior Notes 2027. The Senior Notes 2027 mature on September 1, 2027 and accrue interest at the rate of 6.875% per year. Interest on the Senior Notes 2027 is payable semi-annually in arrears on each of March 1 and September 1.
The indenture governing the Senior Notes 2027 (the “2027 Indenture”) contains certain financial ratios that we must comply with in order to make certain restricted payments as described in the 2027 Indenture. As of March 31, 2022, we were in compliance with such financial covenants under the 2027 Indenture.
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
(9)  Preferred Units
We had 500,000 Preferred Units outstanding as of March 31, 2022 and December 31, 2021, respectively, with a face value of $1,000 per Preferred Unit.
The Preferred Units rank senior to the common units with respect to distributions and rights upon liquidation. The holders of the Preferred Units are entitled to receive cumulative quarterly cash distributions equal to $24.375 per Preferred Unit.
We have declared and paid quarterly cash distributions per unit to the holders of the Preferred Units of record as follows:

Payment Date	Distribution per Preferred Unit
February 5, 2021	$24.375
May 7, 2021	24.375
August 6, 2021	24.375
November 5, 2021	24.375
2021 total distributions	$97.500

February 4, 2022	$24.375

Announced Quarterly Distribution
On April 14, 2022, we declared a cash distribution of $24.375 per unit on our Preferred Units. The distribution will be paid on May 6, 2022 to the holders of the Preferred Units of record as of the close of business on April 25, 2022.
Changes in the Preferred Units balance are as follows (in thousands):

Preferred Units
Balance as of December 31, 2021	$477,309
Net income allocated to Preferred Units	12,187
Cash distributions on Preferred Units	(12,187)
Balance as of March 31, 2022	$477,309
Redemption and Conversion Features
The Preferred Units are convertible, at the option of the holder, into common units in accordance with the terms of our Second Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) as follows: one third on or after April 2, 2021, two thirds on or after April 2, 2022, and 100% on or after April 2, 2023. The conversion rate for the Preferred Units is the quotient of (a) the sum of (i) $1,000, plus (ii) any unpaid cash distributions on the applicable Preferred Unit, divided by (b) $20.0115 for each Preferred Unit.
On or after April 2, 2023, we have the option to redeem all or any portion of the Preferred Units then outstanding, subject to certain minimum redemption threshold amounts, for a redemption price set forth in the Partnership Agreement. On or after April 2, 2028, each holder of the Preferred Units will have the right to require us to redeem all or a portion of their Preferred Units, subject to certain minimum redemption threshold amounts, for a redemption price set forth in the Partnership Agreement, which we may elect to pay up to 50% in common units, subject to certain additional limits.
(10) Partners’ Capital
Common Units
The change in common units outstanding was as follows:

Units Outstanding
Number of units outstanding as of December 31, 2021	97,344,707
Issuance of common units under the DRIP	32,648
Number of units outstanding as of March 31, 2022	97,377,355
As of March 31, 2022, Energy Transfer held 46,056,228 common units, including 8,000,000 common units held by the General Partner and controlled by Energy Transfer.
Cash Distributions
We have declared and paid quarterly distributions per unit to our limited partner unitholders of record, including holders of our common and phantom units, as follows (dollars in millions, except distribution per unit):

Payment Date	Distribution per Limited Partner Unit	Amount Paid to Common Unitholders	Amount Paid to Phantom Unitholders	Total Distribution
February 5, 2021	$0.525	$50.9	$1.1	$52.0
May 7, 2021	0.525	50.9	1.1	52.0
August 6, 2021	0.525	51.0	1.1	52.1
November 5, 2021	0.525	51.0	1.0	52.0
2021 total distributions	$2.10	$203.8	$4.3	$208.1

February 4, 2022	$0.525	$51.1	$1.2	$52.3

Announced Quarterly Distribution
On April 14, 2022, we announced a cash distribution of $0.525 per unit on our common units. The distribution will be paid on May 6, 2022 to common unitholders of record as of the close of business on April 25, 2022.
DRIP
During the three months ended March 31, 2022, distributions of $0.5 million were reinvested under the DRIP resulting in the issuance of 32,648 common units.
Warrants
As of March 31, 2022 and December 31, 2021, we had two tranches of warrants outstanding, which includes warrants to purchase (i) 5,000,000 common units with a strike price of $17.03 per common unit and (ii) 10,000,000 common units with a strike price of $19.59 per common unit (collectively, the “Warrants”). The Warrants may be exercised by the holders at any time before April 2, 2028.
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
Diluted loss per unit is computed using the treasury stock method, which considers the potential issuance of limited partner units associated with our long-term incentive plan and Warrants. Unvested phantom units and unexercised Warrants are not included in basic loss per unit, as they are not considered to be participating securities, but are included in the calculation of diluted loss per unit to the extent they are dilutive, and in the case of Warrants to the extent that they were considered “in the money.”
For the three months ended March 31, 2022, approximately 803,000 and 13,000 incremental unvested phantom units and “in the money” outstanding Warrants, respectively, were excluded from the calculation of diluted loss per unit because the impact was anti-dilutive. Our outstanding Warrants not “in the money” were excluded from the calculation for the three months ended March 31, 2022.
For the three months ended March 31, 2021, approximately 710,000 incremental unvested phantom units were excluded from the calculation of diluted loss per unit because the impact was anti-dilutive, and our outstanding Warrants were not included in the computation as they are not considered “in the money” for the period.
(11) Revenue Recognition
Disaggregation of Revenue
The following table disaggregates our revenue by type of service (in thousands):

	Three Months Ended March 31,
	2022	2021
Contract operations revenue	$161,486	$155,469
Retail parts and services revenue	1,926	2,044
Total revenues	$163,412	$157,513

The following table disaggregates our revenue by timing of provision of services or transfer of goods (in thousands):

	Three Months Ended March 31,
	2022	2021
Services provided over time:
Primary term	$108,297	$106,561
Month-to-month	53,189	48,908
Total services provided over time	161,486	155,469
Services provided or goods transferred at a point in time	1,926	2,044
Total revenues	$163,412	$157,513
Contract Assets
We record contract assets when we have completed performance under a contract but our right to consideration is not yet unconditional. We had no contract assets as of March 31, 2022 and December 31, 2021.
Deferred Revenue
We record deferred revenue when cash payments are received or due in advance of our performance. Components of deferred revenue were as follows (in thousands):

	Balance sheet location	March 31, 2022	December 31, 2021
Current (1)	Deferred revenue	$51,853	$51,216
Noncurrent	Other liabilities	4,740	4,823
Total		$56,593	$56,039
________________________________
(1)We recognized $42.1 million of revenue during the three months ended March 31, 2022 related to our deferred revenue balance as of December 31, 2021.
Performance Obligations
As of March 31, 2022, the aggregate amount of transaction price allocated to unsatisfied performance obligations related to our contract operations revenue was $437.3 million. We expect to recognize these remaining performance obligations as follows (in thousands):

	2022 (remainder)	2023	2024	2025	Thereafter	Total
Remaining performance obligations	$236,615	$126,839	$46,478	$17,181	$10,140	$437,253
(12) Transactions with Related Parties
We provide compression services to entities affiliated with Energy Transfer, which as of March 31, 2022 owned approximately 47% of our limited partner interests and 100% of the General Partner. Revenue recognized from such affiliated Energy Transfer entities on our unaudited condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Related party revenues	$3,818	$2,950
We had approximately $201,000 and $18,000 within related party receivables on our unaudited condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively, from such affiliated Energy Transfer entities. Additionally, the Partnership had a $44.9 million related party receivable from Energy Transfer as of March 31, 2022 and December 31, 2021 related to indemnification for sales tax contingencies. See Note 13 for more information related to such sales tax contingencies.

(13) Commitments and Contingencies
(a)Major Customers
We did not have revenue from any single customer representing 10% or more of total revenue for the three months ended March 31, 2022 or 2021.
(b)Litigation
From time to time, we and our subsidiaries may be involved in various claims and litigation arising in the ordinary course of business. In management’s opinion, the resolution of such matters is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
(c)Equipment Purchase Commitments
Our future capital commitments are comprised of binding commitments under purchase orders for new compression units ordered but not received. The commitments as of March 31, 2022 were $60.8 million, all of which is expected to be settled within the next twelve months and $40.1 million of which we expect to settle in the remainder of 2022.
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
We are currently protesting certain assessments made by the Oklahoma Tax Commission (“OTC”). We believe it is reasonably possible that we could incur losses related to this assessment depending on whether the administrative law judge assigned by the OTC accepts our position that the transactions are not taxable and we ultimately lose any and all subsequent legal challenges to such determination. We estimate that the range of losses we could incur is from $0 to approximately $21.0 million, including penalty and interest.
As of March 31, 2022 and December 31, 2021, we have recorded a $44.9 million accrued liability and $44.9 million related party receivable from Energy Transfer related to open audits with the Office of the Texas Comptroller of Public Accounts (the “Comptroller”), wherein the Comptroller has challenged the applicability of the manufacturing exemption.
For more information, see Note 16 to the consolidated financial statements included in our 2021 Annual Report.
(14) Subsequent Event
On April 27, 2022, the tranche of warrants with the right to purchase 5,000,000 common units with a strike price of $17.03 per common unit was exercised in full by the holders. The exercise of the warrants was net settled by the Partnership for 534,308 common units.

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
Known material factors that could cause our actual results to differ from those in these forward-looking statements are described in Part I, Item 1A “Risk Factors” of our 2021 Annual Report on Form 10-K, as well as our subsequent filings with the SEC. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:
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
•changes in general economic conditions, including inflation or supply chain disruptions, and changes in economic conditions of the crude oil and natural gas industries, including any impact from the military conflict involving Russia and Ukraine;
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
Many of the foregoing risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any consequent impact on the global business and economic environment. New factors emerge from time to time, and it is not possible for us to predict all such factors. Should one or more of the risks or uncertainties described in this Quarterly Report occur, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements.
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

	Three Months Ended March 31,		Percent Change
	2022	2021
Fleet horsepower (at period end) (1)	3,687,518	3,720,745	(0.9)%
Total available horsepower (at period end) (2)	3,710,018	3,724,885	(0.4)%
Revenue generating horsepower (at period end) (3)	2,987,624	2,987,627	—%
Average revenue generating horsepower (4)	2,978,422	2,994,418	(0.5)%
Average revenue per revenue generating horsepower per month (5)	$16.87	$16.60	1.6%
Revenue generating compression units (at period end)	3,949	3,942	0.2%
Average horsepower per revenue generating compression unit (6)	756	758	(0.3)%
Horsepower utilization (7):
At period end	86.1%	83.1%	3.6%
Average for the period (8)	84.9%	83.1%	2.2%
________________________________
(1)Fleet horsepower is horsepower for compression units that have been delivered to us (and excludes units on order). As of March 31, 2022, we had 75,000 large horsepower on order for delivery, all of which is expected to be delivered within the next twelve months and 50,000 horsepower of which we expect to be delivered in the remainder of 2022.
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
(7)Horsepower utilization is calculated as (i) the sum of (a) revenue generating horsepower, (b) horsepower in our fleet that is under contract but is not yet generating revenue, and (c) horsepower not yet in our fleet that is under contract but not yet generating revenue and that is subject to a purchase order, divided by (ii) total available horsepower less idle horsepower that is under repair. Horsepower utilization based on revenue generating horsepower and fleet horsepower as of March 31, 2022 and 2021 was 81.0% and 80.3%, respectively.
(8)Calculated as the average utilization for the months in the period based on utilization at the end of each month in the period. Average horsepower utilization based on revenue generating horsepower and fleet horsepower for the three months ended March 31, 2022 and 2021 was 80.7% and 80.4%, respectively.
The 1.6% increase in average revenue per revenue generating horsepower per month during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to select price increases on our existing fleet.
Horsepower utilization increased to 86.1% as of March 31, 2022 compared to 83.1% as of March 31, 2021. Average horsepower utilization increased to 84.9% during the three months ended March 31, 2022 compared to 83.1% during the three months ended March 31, 2021. The 3.6% and 2.2% increases in horsepower utilization and average horsepower utilization, respectively, were primarily due to an increase in horsepower that is on-contract or pending-contract but not yet active, which was driven by a combination of previously idle units as well as new units added to the fleet. We believe the increase in average horsepower utilization is the result of increased demand for our services commensurate with increased operating activity in the oil and gas industry.

Financial Results of Operations
Three months ended March 31, 2022 compared to the three months ended March 31, 2021
The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Three Months Ended March 31,		Percent Change
	2022	2021
Revenues:
Contract operations	$157,668	$152,525	3.4%
Parts and service	1,926	2,038	(5.5)%
Related party	3,818	2,950	29.4%
Total revenues	163,412	157,513	3.7%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	53,732	48,628	10.5%
Depreciation and amortization	59,064	61,030	(3.2)%
Selling, general and administrative	15,265	13,800	10.6%
Gain on disposition of assets	(179)	(1,255)	(85.7)%
Impairment of compression equipment	432	2,550	(83.1)%
Total costs and expenses	128,314	124,753	2.9%
Operating income	35,098	32,760	7.1%
Other income (expense):
Interest expense, net	(31,838)	(32,288)	(1.4)%
Other	20	25	(20.0)%
Total other expense	(31,818)	(32,263)	(1.4)%
Net income before income tax expense	3,280	497	*
Income tax expense	26	126	(79.4)%
Net income	$3,254	$371	*
________________________________
*Not meaningful
Contract operations revenue. The $5.1 million increase in contract operations revenue for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to (i) select price increases on our existing fleet resulting in a 1.6% increase in average revenue per revenue generating horsepower per month, (ii) compression units moving from standby to full billing rate since the previous period and (iii) an increase in our natural gas treating services. These increases were partially offset by a 0.5% decrease in average revenue generating horsepower.
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
Parts and service revenue. The $0.1 million decrease in parts and service revenue for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to a decrease in maintenance work performed on units at our customers’ locations that are outside the scope of our core maintenance activities and offered as a courtesy to our customers, and freight and crane charges that are directly reimbursable by customers. Demand for retail parts and services fluctuates from period to period based on the varying needs of our customers.
Related party revenue. Related party revenue was earned through related party transactions in the ordinary course of business with various affiliated entities of Energy Transfer. The $0.9 million increase in related party revenue for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to revenue recognized from entities acquired by Energy Transfer since the previous period.

Cost of operations, exclusive of depreciation and amortization. The $5.1 million increase in cost of operations, exclusive of depreciation and amortization, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to (i) a $2.3 million increase in outside maintenance costs due to greater use of third-party labor during the current period, (ii) a $1.5 million increase in direct expenses, primarily driven by fluids and parts, and (iii) a $0.8 million increase in expenses related to our vehicle fleet, primarily due to increased fuel costs. The increases in fluids and fuel costs were primarily related to higher commodity prices.
Depreciation and amortization expense. The $2.0 million decrease in depreciation and amortization expense for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to assets reaching the end of their depreciable lives.
Selling, general and administrative expense. The $1.5 million increase in selling, general and administrative expense for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to (i) a $0.8 million decrease in the reversal of the provision for expected credit losses, (ii) a $0.6 million increase in employee-related expenses, partially offset by (iii) a $0.5 million decrease in unit-based compensation expense.
The change to the provision for expected credit losses is related to a greater improvement in market conditions for customers due to the recovery in commodity prices in the prior period. The decrease in unit-based compensation expense is primarily due to the overall change in our unit price as of March 31, 2022, and the related mark-to-market change to our unit-based compensation liability.
Impairment of compression equipment. The $0.4 million and $2.6 million impairments of compression equipment for the three months ended March 31, 2022 and 2021, respectively, were primarily the result of our evaluations of the future deployment of our idle fleet under the current market conditions at the time. The primary causes for these impairments were: (i) units were not considered marketable in the foreseeable future, (ii) units were subject to excessive maintenance costs or (iii) units were unlikely to be accepted by customers due to certain performance characteristics of the unit, such as the inability to meet current quoting criteria without excessive retrofitting costs. These compression units were written down to their respective estimated salvage values, if any.
As a result of our evaluation during the three months ended March 31, 2022 and 2021, respectively, we determined to retire 10 and 12 compressor units, respectively, for a total of approximately 1,400 and 5,600 horsepower, respectively, that was previously used to provide compression services in our business.
Interest expense, net. The $0.5 million decrease in interest expense, net for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to (i) a decrease in amortization of debt issuance costs related to the amendment and restatement of the Credit Agreement since the prior period, (ii) lower weighted average interest rates under the Credit Agreement, partially offset by (iii) increased borrowings under the Credit Agreement.
The weighted-average interest rate applicable to borrowings under the Credit Agreement was 2.84% and 3.06% for the three months ended March 31, 2022 and 2021, respectively, and the average outstanding borrowings under the Credit Agreement were $540.1 million and $482.4 million for the three months ended March 31, 2022 and 2021, respectively.

Other Financial Data
The following table summarizes other financial data for the periods presented (dollars in thousands):

Other Financial Data: (1)	Three Months Ended March 31,				Percent Change
	2022		2021
Gross margin	$50,616		$47,855		5.8%
Adjusted gross margin	$109,680		$108,885		0.7%
Adjusted gross margin percentage (2)	67.1%		69.1%		(2.9)%
Adjusted EBITDA	$98,423		$99,553		(1.1)%
Adjusted EBITDA percentage (2)	60.2%		63.2%		(4.7)%
DCF	$50,146		$52,580		(4.6)%
DCF Coverage Ratio	0.98	x	1.03	x	(4.9)%
Cash Coverage Ratio	0.99	x	1.04	x	(4.8)%
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
Gross margin. The $2.8 million increase in gross margin for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was due to (i) a $5.9 million increase in revenues and (ii) a $2.0 million decrease in depreciation and amortization, partially offset by (iii) a $5.1 million increase in cost of operations, exclusive of depreciation and amortization.
Adjusted gross margin. The $0.8 million increase in Adjusted gross margin for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was due to a $5.9 million increase in revenues, partially offset by a $5.1 million increase in cost of operations, exclusive of depreciation and amortization.
Adjusted EBITDA. The $1.1 million decrease in Adjusted EBITDA for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to a $1.9 million increase in selling, general and administrative expenses, excluding unit-based compensation expense, severance charges and transaction expenses, partially offset by a $0.8 million increase in Adjusted gross margin.
DCF. The $2.4 million decrease in DCF for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to (i) a $1.9 million increase in selling, general and administrative expenses, excluding unit-based compensation expense, severance charges and transaction expenses, (ii) a $1.3 million increase in maintenance capital expenditures, partially offset by (iii) a $0.8 million increase in Adjusted gross margin.
Coverage Ratios. The decrease in DCF Coverage Ratio and Cash Coverage Ratio for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to the decrease in DCF.
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
We classify capital expenditures as maintenance or expansion on an individual asset basis. Over the long term, we expect that our maintenance capital expenditure requirements will continue to increase as the overall size and age of our fleet increases. Our aggregate maintenance capital expenditures for the three months ended March 31, 2022 and 2021 were $5.8 million and $4.5 million, respectively. We currently plan to spend approximately $23.0 million in maintenance capital expenditures for the year 2022, including parts consumed from inventory.
Without giving effect to any equipment we may acquire pursuant to any future acquisitions, we currently have budgeted between $95.0 million and $105.0 million in expansion capital expenditures for the year 2022. Our expansion capital expenditures for the three months ended March 31, 2022 and 2021 were $20.1 million and $4.2 million, respectively.
As of March 31, 2022, we had binding commitments to purchase $60.8 million of additional compression units and serialized parts, all of which is expected to be settled within the next twelve months and $40.1 million of which we expect to settle in the remainder of 2022.
Cash Flows
The following table summarizes our sources and uses of cash for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$35,054	$39,612
Net cash used in investing activities	(19,714)	(4,206)
Net cash used in financing activities	(15,325)	(35,309)
Net cash provided by operating activities. The $4.6 million decrease in net cash provided by operating activities for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was due to a $0.4 million decrease in net income, as adjusted for non-cash items, and changes in working capital.
Net cash used in investing activities. The $15.5 million increase in net cash used in investing activities for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to a $14.0 million increase in capital expenditures, for purchases of new compression units, related equipment and reconfiguration costs, and a $1.5 million decrease in proceeds received from insurance recovery.
Net cash used in financing activities. The $20.0 million decrease in net cash used in financing activities for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to an increase in net borrowings of $20.3 million under the Credit Agreement.

Revolving Credit Facility
As of March 31, 2022, we had outstanding borrowings under the Credit Agreement of $565.5 million, $1.0 billion of borrowing base availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $224.4 million. As of March 31, 2022, we were in compliance with all of our covenants under the Credit Agreement.
As of April 26, 2022, we had outstanding borrowings under the Credit Agreement of $548.9 million.
For a more detailed description of the Credit Agreement, see Note 8 to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this report and Note 9 to the consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” included in our 2021 Annual Report.
Senior Notes
As of March 31, 2022, we had $725.0 million and $750.0 million aggregate principal amount outstanding on our Senior Notes 2026 and Senior Notes 2027, respectively.
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
For more detailed descriptions of the Senior Notes 2026 and Senior Notes 2027, see Note 8 to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this report and Note 9 to the consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” included in our 2021 Annual Report.
DRIP
During the three months ended March 31, 2022, distributions of $0.5 million were reinvested under the DRIP resulting in the issuance of 32,648 common units. Such distributions are treated as non-cash transactions in the accompanying unaudited condensed consolidated statements of cash flows included under Part I, Item 1 “Financial Statements” of this report.
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

The following table reconciles Adjusted gross margin to gross margin, its most directly comparable GAAP financial measure, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Total revenues	$163,412	$157,513
Cost of operations, exclusive of depreciation and amortization	(53,732)	(48,628)
Depreciation and amortization	(59,064)	(61,030)
Gross margin	$50,616	$47,855
Depreciation and amortization	59,064	61,030
Adjusted gross margin	$109,680	$108,885
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

The following table reconciles Adjusted EBITDA to net income and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Net income	$3,254	$371
Interest expense, net	31,838	32,288
Depreciation and amortization	59,064	61,030
Income tax expense	26	126
EBITDA	$94,182	$93,815
Interest income on capital lease	—	48
Unit-based compensation expense (1)	3,710	4,182
Transaction expenses (2)	27	—
Severance charges	251	213
Gain on disposition of assets	(179)	(1,255)
Impairment of compression equipment (3)	432	2,550
Adjusted EBITDA	$98,423	$99,553
Interest expense, net	(31,838)	(32,288)
Non-cash interest expense	1,822	2,281
Income tax expense	(26)	(126)
Interest income on capital lease	—	(48)
Transaction expenses	(27)	—
Severance charges	(251)	(213)
Other	(704)	(1,349)
Changes in operating assets and liabilities	(32,345)	(28,198)
Net cash provided by operating activities	$35,054	$39,612
________________________________
(1)For the three months ended March 31, 2022 and 2021, unit-based compensation expense included $1.1 million, for each period, of cash payments related to quarterly payments of DERs on outstanding phantom unit awards. The remainder of the unit-based compensation expense for all periods was primarily related to non-cash adjustments to the unit-based compensation liability.
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
The following table reconciles DCF to net income and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Net income	$3,254	$371
Non-cash interest expense	1,822	2,281
Depreciation and amortization	59,064	61,030
Non-cash income tax benefit	(204)	(99)
Unit-based compensation expense (1)	3,710	4,182
Transaction expenses (2)	27	—
Severance charges	251	213
Gain on disposition of assets	(179)	(1,255)
Impairment of compression equipment (3)	432	2,550
Distributions on Preferred Units	(12,187)	(12,187)
Maintenance capital expenditures (4)	(5,844)	(4,506)
DCF	$50,146	$52,580
Maintenance capital expenditures	5,844	4,506
Transaction expenses	(27)	—
Severance charges	(251)	(213)
Distributions on Preferred Units	12,187	12,187
Other	(500)	(1,250)
Changes in operating assets and liabilities	(32,345)	(28,198)
Net cash provided by operating activities	$35,054	$39,612
________________________________
(1)For the three months ended March 31, 2022 and 2021, unit-based compensation expense included $1.1 million, for each period, of cash payments related to quarterly payments of DERs on outstanding phantom unit awards. The remainder of the unit-based compensation expense for all periods was primarily related to non-cash adjustments to the unit-based compensation liability.
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
The following table summarizes certain coverage ratios for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2022		2021
DCF	$50,146		$52,580

Distributions for DCF Coverage Ratio (1)	$51,123		$50,937

Distributions reinvested in the DRIP (2)	$508		$401

Distributions for Cash Coverage Ratio (3)	$50,615		$50,536

DCF Coverage Ratio	0.98	x	1.03	x

Cash Coverage Ratio	0.99	x	1.04	x
________________________________
(1)Represents distributions to the holders of our common units as of the record date.
(2)Represents distributions to holders enrolled in the DRIP as of the record date.
(3)Represents cash distributions declared for common units not participating in the DRIP.
Critical Accounting Estimates
The Partnership’s critical accounting estimates are described in Part I, Item 7 “Critical Accounting Estimates” of our 2021 Annual Report. There have been no material changes to our critical accounting estimates since the date of our 2021 Annual Report.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to any natural gas or crude oil in connection with our services and, accordingly, have no direct exposure to fluctuating commodity prices. However, the demand for our compression services depends upon the continued demand for, and production of, natural gas and crude oil. Sustained low natural gas or crude oil prices over the long term could result in a decline in the production of natural gas or crude oil, which could result in reduced demand for our compression services. We do not intend to hedge our indirect exposure to fluctuating commodity prices. A one percent decrease in average revenue generating horsepower for the three months ended March 31, 2022 would result in an annual decrease of approximately $6.0 million and $4.0 million in our revenue and Adjusted gross margin, respectively. Adjusted gross margin is a non-GAAP financial measure. For a reconciliation of Adjusted gross margin to gross margin, its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” of this report.
Interest Rate Risk
We are exposed to market risk due to variable interest rates under the Credit Agreement.
As of March 31, 2022, we had $565.5 million of variable-rate indebtedness outstanding at a weighted-average interest rate of 3.17%. A one percent increase or decrease in the effective interest rate on our variable-rate outstanding debt as of March 31, 2022 would result in an annual increase or decrease in our interest expense of approximately $5.7 million.
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

ITEM 4.    Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022 at the reasonable assurance level.
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
ITEM 1A.    Risk Factors
Security holders and potential investors in our securities should carefully consider the risk factors set forth in Part I, Item 1A. “Risk Factors” of our 2021 Annual Report and in subsequent filings we make with the SEC. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.
ITEM 6.    Exhibits
The following documents are filed, furnished or incorporated by reference as part of this report:

Exhibit Number	Description
3.1
Certificate of Limited Partnership of USA Compression Partners, LP (incorporated by reference to Exhibit 3.1 to Amendment No. 3 of the Partnership’s registration statement on Form S-1 (Registration No. 333-174803) filed on December 21, 2011)

3.2
Second Amended and Restated Agreement of Limited Partnership of USA Compression Partners, LP (incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on April 6, 2018)

22.1
List of Subsidiary Guarantors and Co-Issuer (incorporated by reference to Exhibit 22.1 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-35779) filed on February 15, 2022)

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
101.1*
The following materials from USA Compression Partners, LP’s Quarterly Report on Form 10-Q for the three months ended March 31, 2022 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) our unaudited condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, (ii) our unaudited condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021, (iii) our unaudited condensed consolidated statements of changes in partners’ capital for the three months ended March 31, 2022 and 2021, (iv) our unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021, and (v) the related notes to our unaudited condensed consolidated financial statements.

104*	The cover page from this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, formatted in Inline XBRL (included with Exhibit 101)
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

May 3, 2022	USA COMPRESSION PARTNERS, LP

	By:	USA Compression GP, LLC its General Partner

	By:	/s/ Matthew C. Liuzzi
Matthew C. Liuzzi
Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

	By:	/s/ G. Tracy Owens
G. Tracy Owens
Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)