Form 10-Q
period 2022-06-30
USA Compression Partners, LP
filed 2022-08-02
CIK 1522727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of July 28, 2022, there were 97,940,715 common units outstanding.

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

ii

PART I.  FINANCIAL INFORMATION
ITEM 1.    Financial Statements
USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable:
Trade, net of allowances for credit losses of $1,254 and $2,057, respectively	72,465	68,175
Other	69	39
Related party receivables	45,920	44,941
Inventories	90,204	85,816
Prepaid expenses and other assets	9,025	6,016
Total current assets	217,683	204,987
Property and equipment, net	2,178,383	2,222,336
Lease right-of-use assets	19,393	20,173
Identifiable intangible assets, net	289,722	304,411
Other assets	14,711	16,072
Total assets	$2,719,892	$2,767,979
Liabilities, Preferred Units and Partners’ Capital (Deficit)
Current liabilities:
Accounts payable	$26,246	$22,538
Accrued liabilities	129,360	113,891
Deferred revenue	54,545	51,216
Total current liabilities	210,151	187,645
Long-term debt, net	2,017,326	1,973,234
Operating lease liabilities	17,446	18,551
Other liabilities	9,725	10,132
Total liabilities	2,254,648	2,189,562
Commitments and contingencies
Preferred Units	477,309	477,309
Partners’ capital (deficit):
Common units, 97,941 and 97,345 units issued and outstanding, respectively	(20,877)	87,129
Warrants	8,812	13,979
Total partners’ capital (deficit)	(12,065)	101,108
Total liabilities, Preferred Units and partners’ capital (deficit)	$2,719,892	$2,767,979
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Contract operations	$163,969	$151,800	$321,637	$304,325
Parts and service	3,605	1,818	5,531	3,856
Related party	3,887	2,944	7,705	5,894
Total revenues	171,461	156,562	334,873	314,075
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	55,158	45,604	108,890	94,232
Depreciation and amortization	58,959	59,227	118,023	120,257
Selling, general and administrative	13,914	15,288	29,179	29,088
Loss (gain) on disposition of assets	1,031	(1,105)	852	(2,360)
Impairment of compression equipment	—	2,403	432	4,953
Total costs and expenses	129,062	121,417	257,376	246,170
Operating income	42,399	35,145	77,497	67,905
Other income (expense):
Interest expense, net	(33,079)	(32,350)	(64,917)	(64,638)
Other	21	45	41	70
Total other expense	(33,058)	(32,305)	(64,876)	(64,568)
Net income before income tax expense	9,341	2,840	12,621	3,337
Income tax expense	255	152	281	278
Net income	9,086	2,688	12,340	3,059
Less: distributions on Preferred Units	(12,188)	(12,188)	(24,375)	(24,375)
Net loss attributable to common unitholders’ interests	$(3,102)	$(9,500)	$(12,035)	$(21,316)

Weighted average common units outstanding – basic and diluted	97,728	97,044	97,547	97,017

Basic and diluted net loss per common unit	$(0.03)	$(0.10)	$(0.12)	$(0.22)

Distributions declared per common unit for respective periods	$0.525	$0.525	$1.05	$1.05
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Changes in Partners’ Capital (Deficit)
(in thousands, except per unit amounts)

	For the Six Months Ended June 30, 2022
	Common units	Warrants	Total
Partners’ capital ending balance, December 31, 2021	$87,129	$13,979	$101,108
Distributions and DERs, $0.525 per unit	(51,137)	—	(51,137)
Issuance of common units under the DRIP	516	—	516
Unit-based compensation for equity classified awards	64	—	64
Net loss attributable to common unitholders’ interests	(8,933)	—	(8,933)
Partners’ capital ending balance, March 31, 2022	27,639	13,979	41,618
Distributions and DERs, $0.525 per unit	(51,154)	—	(51,154)
Issuance of common units under the DRIP	508	—	508
Unit-based compensation for equity classified awards	65	—	65
Exercise and conversion of warrants into common units	5,167	(5,167)	—
Net loss attributable to common unitholders’ interests	(3,102)	—	(3,102)
Partners’ capital (deficit) ending balance, June 30, 2022	$(20,877)	$8,812	$(12,065)

	For the Six Months Ended June 30, 2021
	Common units	Warrants	Total
Partners’ capital ending balance, December 31, 2020	$323,676	$13,979	$337,655
Vesting of phantom units	391	—	391
Distributions and DERs, $0.525 per unit	(50,931)	—	(50,931)
Issuance of common units under the DRIP	463	—	463
Unit-based compensation for equity classified awards	52	—	52
Net loss attributable to common unitholders’ interests	(11,816)	—	(11,816)
Partners’ capital ending balance, March 31, 2021	261,835	13,979	275,814
Vesting of phantom units	277	—	277
Distributions and DERs, $0.525 per unit	(50,963)	—	(50,963)
Issuance of common units under the DRIP	402	—	402
Unit-based compensation for equity classified awards	54	—	54
Net loss attributable to common unitholders’ interests	(9,500)	—	(9,500)
Partners’ capital ending balance, June 30, 2021	$202,105	$13,979	$216,084
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$12,340	$3,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118,023	120,257
Provision for expected credit losses	(700)	(1,250)
Amortization of debt issuance costs	3,637	4,578
Unit-based compensation expense	6,708	8,442
Deferred income tax benefit	(183)	(133)
Loss (gain) on disposition of assets	852	(2,360)
Impairment of compression equipment	432	4,953
Changes in assets and liabilities:
Accounts receivable and related party receivables, net	(4,598)	1,646
Inventories	(11,159)	(6,490)
Prepaid expenses and other current assets	(3,009)	(1,645)
Other assets	1,562	1,764
Accounts payable	(1,452)	2,494
Accrued liabilities and deferred revenue	6,829	3,756
Net cash provided by operating activities	129,282	139,071
Cash flows from investing activities:
Capital expenditures, net	(43,818)	(15,435)
Proceeds from disposition of property and equipment	764	3,607
Proceeds from insurance recovery	184	1,559
Net cash used in investing activities	(42,870)	(10,269)
Cash flows from financing activities:
Proceeds from revolving credit facility	382,884	330,687
Payments on revolving credit facility	(340,562)	(331,050)
Cash paid related to net settlement of unit-based awards	—	(461)
Cash distributions on common units	(103,536)	(103,185)
Cash distributions on Preferred Units	(24,375)	(24,375)
Deferred financing costs	(549)	(138)
Other	(274)	(280)
Net cash used in financing activities	(86,412)	(128,802)
Change in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	2
Cash and cash equivalents, end of period	$—	$2

Supplemental cash flow information:
Cash paid for interest, net of capitalized amounts	$60,239	$60,416
Cash paid for income taxes	$798	$647
Supplemental non-cash transactions:
Non-cash distributions to certain common unitholders (DRIP)	$1,024	$865
Transfers from inventories to property and equipment	$6,692	$6,661
Changes in capital expenditures included in accounts payable and accrued liabilities	$11,023	$(510)
Changes in financing costs included in accounts payable and accrued liabilities	$(265)	$120
Exercise and conversion of warrants into common units	$5,167	$—
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
In the opinion of our management, such financial information reflects all normal recurring adjustments necessary for a fair presentation of these interim unaudited condensed consolidated financial statements in accordance with GAAP. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2021 filed on February 15, 2022 (our “2021 Annual Report”).
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
Capitalized interest is calculated by multiplying our monthly effective interest rate on outstanding variable-rate indebtedness by the amount of qualifying costs, which include upfront payments to acquire certain compression units. Capitalized interest was approximately $208,000 and $346,000 for the three and six months ended June 30, 2022, respectively, and approximately $98,000 and $101,000 for the three and six months ended June 30, 2021, respectively.
Impairment of Long-Lived Assets
Long-lived assets with recorded values that are not expected to be recovered through future cash flows are written down to estimated fair value. We test long-lived assets for impairment when events or circumstances indicate that the assets’ carrying value may not be recoverable or will no longer be utilized in the operating fleet. The most common circumstance requiring compression units to be evaluated for impairment is when idle units do not meet the desired performance characteristics of our revenue generating horsepower.
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
Refer to Note 5 for more detailed information about impairment charges during the three and six months ended June 30, 2022 and 2021.
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
Income Taxes
USA Compression Partners, LP is organized as a partnership for U.S. federal and state income tax purposes. As a result, our partners are responsible for U.S. federal and state income taxes based upon their distributive share of our items of income, gain, loss or deduction. Texas also imposes on partnerships an entity-level income tax that is based on Texas sourced taxable margin (the “Texas Margin Tax”) and such tax impacts are included in the unaudited condensed consolidated financial statements. Our wholly owned finance subsidiary, USA Compression Finance Corp. (“Finance Corp”), is a corporation for U.S. federal and state income tax purposes and such tax impacts, if any, are also included in the unaudited condensed consolidated financial statements.
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
As of June 30, 2022, our financial instruments consisted primarily of cash and cash equivalents, trade accounts receivable, trade accounts payable and long-term debt. The book values of cash and cash equivalents, trade accounts receivable and trade accounts payable are representative of fair value due to their short-term maturities. The carrying amount of our revolving credit facility approximates fair value due to the floating interest rates associated with the debt.
The fair value of our Senior Notes 2026 and Senior Notes 2027 were estimated using quoted prices in inactive markets and are considered Level 2 measurements.
The following table summarizes the aggregate principal amount and fair value of our Senior Notes 2026 and Senior Notes 2027 (in thousands):

	June 30, 2022	December 31, 2021
Senior Notes 2026, aggregate principal	$725,000	$725,000
Fair value of Senior Notes 2026	659,750	755,813
Senior Notes 2027, aggregate principal	750,000	750,000
Fair value of Senior Notes 2027	675,000	787,500
Operating Segment
We operate in a single business segment, the compression services business.
(3) Trade Accounts Receivable
The allowance for credit losses, which was $1.3 million and $2.1 million as of June 30, 2022 and December 31, 2021, respectively, is our best estimate of the amount of probable credit losses included in our existing accounts receivable.

The following summarizes activity within our trade accounts receivable allowance for credit losses balance (in thousands):

Allowance for Credit Losses
Balance as of December 31, 2021	$2,057
Current-period provision for expected credit losses	(700)
Writeoffs charged against the allowance	(103)
Balance as of June 30, 2022	$1,254
For the three and six months ended June 30, 2022, we recognized reversals of $0.2 million and $0.7 million, respectively, of our provision for expected credit losses. Favorable market conditions for customers due to higher commodity prices was the primary factor contributing to the decrease to the allowance for credit losses for the three and six months ended June 30, 2022.
For the six months ended June 30, 2021, we recognized a reversal of $1.3 million of our provision for expected credit losses. Improved market conditions for customers due to a recovery in commodity prices was the primary factor contributing to the decrease to the allowance for credit losses for the six months ended June 30, 2021.
(4)  Inventories
Components of inventories are as follows (in thousands):

	June 30, 2022	December 31, 2021
Serialized parts	$46,619	$44,642
Non-serialized parts	43,585	41,174
Total inventories	$90,204	$85,816
(5)  Property and Equipment and Identifiable Intangible Assets
Property and Equipment
Property and equipment consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Compression and treating equipment	$3,572,197	$3,522,083
Computer equipment	56,104	54,013
Automobiles and vehicles	33,579	31,919
Leasehold improvements	8,849	8,847
Buildings	5,334	5,334
Furniture and fixtures	1,106	1,105
Land	77	77
Total property and equipment, gross	3,677,246	3,623,378
Less: accumulated depreciation and amortization	(1,498,863)	(1,401,042)
Total property and equipment, net	$2,178,383	$2,222,336
Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Compression equipment, acquired new	25 years
Compression equipment, acquired used	5 - 25 years
Furniture and fixtures	3 - 10 years
Vehicles and computer equipment	1 - 10 years
Buildings	5 years
Leasehold improvements	5 years

Depreciation expense on property and equipment and loss (gain) on disposition of assets were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Depreciation expense	$51,614	$51,882	$103,334	$105,567
Loss (gain) on disposition of assets	1,031	(1,105)	852	(2,360)
On a quarterly basis, we evaluate the future deployment of our idle fleet under current market conditions. For the six months ended June 30, 2022, we determined to retire 10 compressor units for a total of approximately 1,400 horsepower that were previously used to provide compression services in our business. As a result, we recorded an impairment of compression equipment of $0.4 million for the six months ended June 30, 2022.
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
No impairment was recorded for the three months ended June 30, 2022.
Identifiable Intangible Assets
Identifiable intangible assets, net consisted of the following (in thousands):

	Customer Relationships	Trade Names	Total
Net balance as of December 31, 2021	$276,848	$27,563	$304,411
Amortization expense	(13,052)	(1,637)	(14,689)
Net balance as of June 30, 2022	$263,796	$25,926	$289,722
Accumulated amortization of intangible assets was $260.9 million and $246.3 million as of June 30, 2022 and December 31, 2021, respectively.
(6)  Other Current Liabilities
Components of other current liabilities included the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued sales tax contingencies (1)	$44,923	$44,923
Accrued interest expense	31,951	30,850
Accrued payroll and benefits	10,518	8,054
Accrued unit-based compensation liability	17,591	13,280
Accrued capital expenditures	14,544	3,521
________________________________
(1)Refer to Note 13 for further information on the accrued sales tax contingencies.
(7)  Lease Accounting
Lessor Accounting
In 2014, we granted a bargain purchase option to a customer with respect to certain compressor packages leased to the customer. The bargain purchase option provided the customer with an option to acquire the equipment at a value significantly less than the fair market value at the end of the lease term.

During the second quarter of 2021, the customer exercised its bargain purchase option resulting in a gain of $1.1 million recognized within gain on disposition of assets for the three and six months ended June 30, 2021.
Prior to the customer exercising its bargain purchase option, revenue and interest income related to the lease was recognized over the lease term. We recognized maintenance revenue within contract operations revenue and interest income within interest expense, net. Maintenance revenue and interest income for the six months ended June 30, 2021 were $0.3 million and $0.1 million, respectively.
(8)  Long-term Debt
Our long-term debt, of which there is no current portion, consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Senior Notes 2026, aggregate principal	$725,000	$725,000
Senior Notes 2027, aggregate principal	750,000	750,000
Less: deferred financing costs, net of amortization	(16,338)	(18,108)
Total senior notes, net	1,458,662	1,456,892
Revolving credit facility	558,664	516,342
Total long-term debt, net	$2,017,326	$1,973,234
Revolving Credit Facility
The Credit Agreement has an aggregate commitment of $1.6 billion (subject to availability under our borrowing base), with a further potential increase of up to $200 million. The Partnership's obligations under the Credit Agreement are guaranteed by the guarantors party to the Credit Agreement, which currently consists of all of the Partnership's subsidiaries. In addition, the Partnership’s obligations under the Credit Agreement are secured by: (i) substantially all of the Partnership’s assets and substantially all of the assets of the guarantors party to the Credit Agreement, excluding real property and other customary exclusions; and (ii) all of the equity interests of the Partnership’s U.S. restricted subsidiaries (subject to customary exceptions). The Credit Agreement matures on December 8, 2026, except that if any portion of the Senior Notes 2026 are outstanding on December 31, 2025, the Credit Agreement will mature on December 31, 2025.
As of June 30, 2022, we had outstanding borrowings under the Credit Agreement of $558.7 million, $1.0 billion of borrowing base availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $360.9 million. Our weighted-average interest rate in effect for all borrowings under the Credit Agreement as of June 30, 2022 was 4.13%, with a weighted-average interest rate of 3.21% for the six months ended June 30, 2022. There were no letters of credit issued as of June 30, 2022. We pay a commitment fee of 0.375% on the unused portion of the Credit Agreement.
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
As of June 30, 2022, we were in compliance with all of our covenants under the Credit Agreement.

The Credit Agreement is a “revolving credit facility” that includes a lock box arrangement, whereby remittances from customers are forwarded to a bank account controlled by the administrative agent and are applied to reduce borrowings under the facility.
Senior Notes 2026
On March 23, 2018, USA Compression Partners, LP and Finance Corp co-issued the Senior Notes 2026. The Senior Notes 2026 mature on April 1, 2026 and accrue interest at the rate of 6.875% per year. Interest on the Senior Notes 2026 is payable semi-annually in arrears on each of April 1 and October 1.
The indenture governing the Senior Notes 2026 (the “2026 Indenture”) contains certain financial ratios that we must comply with in order to make certain restricted payments as described in the 2026 Indenture. As of June 30, 2022, we were in compliance with such financial covenants under the 2026 Indenture.
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
The indenture governing the Senior Notes 2027 (the “2027 Indenture”) contains certain financial ratios that we must comply with in order to make certain restricted payments as described in the 2027 Indenture. As of June 30, 2022, we were in compliance with such financial covenants under the 2027 Indenture.
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
We have no assets or operations independent of our subsidiaries, and there are no significant restrictions upon our ability to obtain funds from our subsidiaries by dividend or loan. Each of the Guarantors and Finance Corp is 100% owned by us. None of the assets of our subsidiaries represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act.
(9)  Preferred Units
We had 500,000 Preferred Units outstanding as of June 30, 2022 and December 31, 2021, respectively, with a face value of $1,000 per Preferred Unit.
The Preferred Units rank senior to the common units with respect to distributions and rights upon liquidation. The holders of the Preferred Units are entitled to receive cumulative quarterly cash distributions equal to $24.375 per Preferred Unit.

We have declared and paid quarterly cash distributions per unit to the holders of the Preferred Units of record as follows:

Payment Date	Distribution per Preferred Unit
February 5, 2021	$24.375
May 7, 2021	24.375
August 6, 2021	24.375
November 5, 2021	24.375
2021 total distributions	$97.500

February 4, 2022	$24.375
May 6, 2022	24.375
2022 total distributions	$48.750
Announced Quarterly Distribution
On July 14, 2022, we declared a cash distribution of $24.375 per unit on our Preferred Units. The distribution will be paid on August 5, 2022 to the holders of the Preferred Units of record as of the close of business on July 25, 2022.
Changes in the Preferred Units balance are as follows (in thousands):

Preferred Units
Balance as of December 31, 2021	$477,309
Net income allocated to Preferred Units	24,375
Cash distributions on Preferred Units	(24,375)
Balance as of June 30, 2022	$477,309
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
(10) Partners’ Capital (Deficit)
Common Units
The change in common units outstanding was as follows:

Units Outstanding
Number of units outstanding as of December 31, 2021	97,344,707
Issuance of common units under the DRIP	61,700
Exercise and conversion of warrants into common units	534,308
Number of units outstanding as of June 30, 2022	97,940,715
As of June 30, 2022, Energy Transfer held 46,056,228 common units, including 8,000,000 common units held by the General Partner and controlled by Energy Transfer.

Cash Distributions
We have declared and paid quarterly distributions per unit to our limited partner unitholders of record, including holders of our common and phantom units, as follows (dollars in millions, except distribution per unit):

Payment Date	Distribution per Limited Partner Unit	Amount Paid to Common Unitholders	Amount Paid to Phantom Unitholders	Total Distribution
February 5, 2021	$0.525	$50.9	$1.1	$52.0
May 7, 2021	0.525	50.9	1.1	52.0
August 6, 2021	0.525	51.0	1.1	52.1
November 5, 2021	0.525	51.0	1.0	52.0
2021 total distributions	$2.10	$203.8	$4.3	$208.1

February 4, 2022	$0.525	$51.1	$1.2	$52.3
May 6, 2022	0.525	51.1	1.2	52.3
2022 total distributions	$1.05	$102.2	$2.4	$104.6
Announced Quarterly Distribution
On July 14, 2022, we announced a cash distribution of $0.525 per unit on our common units. The distribution will be paid on August 5, 2022 to common unitholders of record as of the close of business on July 25, 2022.
DRIP
During the six months ended June 30, 2022, distributions of $1.0 million were reinvested under the DRIP resulting in the issuance of 61,700 common units.
Warrants
As of December 31, 2021, we had two tranches of warrants outstanding, which included warrants to purchase (i) 5,000,000 common units with a strike price of $17.03 per common unit and (ii) 10,000,000 common units with a strike price of $19.59 per common unit (collectively, the “Warrants”).
On April 27, 2022, the tranche of Warrants with the right to purchase 5,000,000 common units with a strike price of $17.03 per common unit was exercised in full by the holders. The exercise of the warrants was net settled by the Partnership for 534,308 common units.
As of June 30, 2022, the tranche of Warrants with the right to purchase 10,000,000 common units with a strike price of $19.59 per common unit was outstanding and may be exercised by the holders at any time before April 2, 2028.
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
For the three and six months ended June 30, 2022, approximately 1,051,000 and 928,000 incremental unvested phantom units, respectively, were excluded from the calculation of diluted loss per unit because the impact was anti-dilutive. For the three and six months ended June 30, 2022, approximately 157,000 and 85,000 incremental “in the money” outstanding Warrants, respectively, were excluded from the calculation of diluted loss per unit because the impact was anti-dilutive.

For the three and six months ended June 30, 2021, approximately 803,000 and 757,000 incremental unvested phantom units, respectively, were excluded from the calculation of diluted loss per unit because the impact was anti-dilutive, and our then-outstanding Warrants were not included in the computation as they were not considered “in the money” for either period.
(11) Revenue Recognition
Disaggregation of Revenue
The following table disaggregates our revenue by type of service (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Contract operations revenue	$167,853	$154,733	$329,339	$310,202
Retail parts and services revenue	3,608	1,829	5,534	3,873
Total revenues	$171,461	$156,562	$334,873	$314,075
The following table disaggregates our revenue by timing of provision of services or transfer of goods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Services provided over time:
Primary term	$118,248	$105,213	$226,545	$211,774
Month-to-month	49,605	49,520	102,794	98,428
Total services provided over time	167,853	154,733	329,339	310,202
Services provided or goods transferred at a point in time	3,608	1,829	5,534	3,873
Total revenues	$171,461	$156,562	$334,873	$314,075
Contract Assets
We record contract assets when we have completed performance under a contract but our right to consideration is not yet unconditional. We had no contract assets as of June 30, 2022 and December 31, 2021.
Deferred Revenue
We record deferred revenue when cash payments are received or due in advance of our performance. Components of deferred revenue were as follows (in thousands):

	Balance sheet location	June 30, 2022	December 31, 2021
Current (1)	Deferred revenue	$54,545	$51,216
Noncurrent	Other liabilities	4,848	4,823
Total		$59,393	$56,039
________________________________
(1)We recognized $2.9 million and $45.0 million of revenue during the three and six months ended June 30, 2022, respectively, related to our deferred revenue balance as of December 31, 2021.
Performance Obligations
As of June 30, 2022, the aggregate amount of transaction price allocated to unsatisfied performance obligations related to our contract operations revenue was $505.6 million. We expect to recognize these remaining performance obligations as follows (in thousands):

	2022 (remainder)	2023	2024	2025	Thereafter	Total
Remaining performance obligations	$209,490	$199,479	$61,640	$21,251	$13,741	$505,601

(12) Transactions with Related Parties
We provide compression services to entities affiliated with Energy Transfer, which as of June 30, 2022 owned approximately 47% of our limited partner interests and 100% of the General Partner. Revenue recognized from such affiliated Energy Transfer entities on our unaudited condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Related party revenues	$3,887	$2,944	$7,705	$5,894
We had approximately $997,000 and $18,000 within related party receivables on our unaudited condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively, from such affiliated Energy Transfer entities. Additionally, the Partnership had a $44.9 million related party receivable from Energy Transfer as of June 30, 2022 and December 31, 2021 related to indemnification for sales tax contingencies. See Note 13 for more information related to such sales tax contingencies.
(13) Commitments and Contingencies
(a)Major Customers
We did not have revenue from any single customer representing 10% or more of total revenue for the three and six months ended June 30, 2022 or 2021.
(b)Litigation
From time to time, we and our subsidiaries may be involved in various claims and litigation arising in the ordinary course of business. In management’s opinion, the resolution of such matters is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
(c)Equipment Purchase Commitments
Our future capital commitments are comprised of binding commitments under purchase orders for new compression units ordered but not received. The commitments as of June 30, 2022 were $53.2 million, all of which is expected to be settled within the next twelve months and $24.2 million of which is expected to be settled in the remainder of 2022.
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
As of June 30, 2022 and December 31, 2021, we have recorded a $44.9 million accrued liability and $44.9 million related party receivable from Energy Transfer related to open audits with the Office of the Texas Comptroller of Public Accounts (the “Comptroller”), wherein the Comptroller has challenged the applicability of the manufacturing exemption.

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
Known material factors that could cause our actual results to differ from those in these forward-looking statements are described in Part I, Item 1A “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2021 filed on February 15, 2022 (our “2021 Annual Report”), as well as our subsequent filings with the SEC. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:
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

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2022	2021		2022	2021
Fleet horsepower (at period end) (1)	3,695,955	3,686,584	0.3%	3,695,955	3,686,584	0.3%
Total available horsepower (at period end) (2)	3,749,145	3,690,724	1.6%	3,749,145	3,690,724	1.6%
Revenue generating horsepower (at period end) (3)	3,048,498	2,912,628	4.7%	3,048,498	2,912,628	4.7%
Average revenue generating horsepower (4)	3,027,886	2,944,909	2.8%	3,003,154	2,969,664	1.1%
Average revenue per revenue generating horsepower per month (5)	$17.20	$16.55	3.9%	$17.03	$16.58	2.7%
Revenue generating compression units (at period end)	4,014	3,934	2.0%	4,014	3,934	2.0%
Average horsepower per revenue generating compression unit (6)	759	748	1.5%	757	753	0.5%
Horsepower utilization (7):
At period end	88.4%	81.9%	7.9%	88.4%	81.9%	7.9%
Average for the period (8)	87.9%	82.4%	6.7%	86.4%	82.7%	4.5%
________________________________
(1)Fleet horsepower is horsepower for compression units that have been delivered to us (and excludes units on order). As of June 30, 2022, we had 65,000 large horsepower on order for delivery, all of which is expected to be delivered within the next twelve months and 30,000 horsepower of which is expected to be delivered in the remainder of 2022.
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
(7)Horsepower utilization is calculated as (i) the sum of (a) revenue generating horsepower, (b) horsepower in our fleet that is under contract but is not yet generating revenue, and (c) horsepower not yet in our fleet that is under contract but not yet generating revenue and that is subject to a purchase order, divided by (ii) total available horsepower less idle horsepower that is under repair. Horsepower utilization based on revenue generating horsepower and fleet horsepower as of June 30, 2022 and 2021 was 82.5% and 79.0%, respectively.
(8)Calculated as the average utilization for the months in the period based on utilization at the end of each month in the period. Average horsepower utilization based on revenue generating horsepower and fleet horsepower for the three months ended June 30, 2022 and 2021 was 82.1% and 79.6%, respectively. Average horsepower utilization based on revenue generating horsepower and fleet horsepower for the six months ended June 30, 2022 and 2021 was 81.4% and 80.0%, respectively.
The 1.6% increase in total available horsepower as of June 30, 2022 compared to June 30, 2021 was primarily due to compression units added to our fleet to meet incremental demand from customers for our compression services.
The 4.7% increase in revenue generating horsepower and 2.0% increase in revenue generating compression units as of June 30, 2022 compared to June 30, 2021 were primarily driven by the redeployment of existing compression units due to increased demand for our services commensurate with increased operating activity in the oil and gas industry.

The 3.9% and 2.7% increases in average revenue per revenue generating horsepower per month during the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, respectively, were primarily due to select price increases on our existing fleet.
The 1.5% and 0.5% increases in average horsepower per revenue generating compression unit during the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, respectively, were primarily due to the composition of existing compression units redeployed.
Horsepower utilization increased to 88.4% as of June 30, 2022 compared to 81.9% as of June 30, 2021. The increase in horsepower utilization was primarily due to an increase in revenue generating horsepower and an increase in horsepower that is under contract but not yet generating revenue, which was driven by a combination of the redeployment of certain previously idle units as well as new units added to the fleet. We believe the increase in horsepower utilization is the result of increased demand for our services commensurate with increased operating activity in the oil and gas industry. These factors also drove the change in average horsepower utilization for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021.
Horsepower utilization based on revenue generating horsepower and fleet horsepower increased to 82.5% as of June 30, 2022 compared to 79.0% as of June 30, 2021. The increase in horsepower utilization based on revenue generating horsepower and fleet horsepower was driven by the redeployment of certain previously idle units due to increased demand for our services commensurate with increased operating activity in the oil and gas industry. This factor also drove the change in average horsepower utilization based on revenue generating horsepower and fleet horsepower for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021.

Financial Results of Operations
Three months ended June 30, 2022 compared to the three months ended June 30, 2021
The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Percent Change
	2022	2021
Revenues:
Contract operations	$163,969	$151,800	8.0%
Parts and service	3,605	1,818	98.3%
Related party	3,887	2,944	32.0%
Total revenues	171,461	156,562	9.5%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	55,158	45,604	20.9%
Depreciation and amortization	58,959	59,227	(0.5)%
Selling, general and administrative	13,914	15,288	(9.0)%
Loss (gain) on disposition of assets	1,031	(1,105)	*
Impairment of compression equipment	—	2,403	*
Total costs and expenses	129,062	121,417	6.3%
Operating income	42,399	35,145	20.6%
Other income (expense):
Interest expense, net	(33,079)	(32,350)	2.3%
Other	21	45	(53.3)%
Total other expense	(33,058)	(32,305)	2.3%
Net income before income tax expense	9,341	2,840	228.9%
Income tax expense	255	152	67.8%
Net income	$9,086	$2,688	238.0%
________________________________
*Not meaningful
Contract operations revenue. The $12.2 million increase in contract operations revenue for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to (i) select price increases on our existing fleet resulting in a 3.9% increase in average revenue per revenue generating horsepower per month, (ii) a 2.8% increase in average revenue generating horsepower as a result of increased demand for our services commensurate with increased operating activity in the oil and gas industry and (iii) an increase in our natural gas treating services.
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
Parts and service revenue. The $1.8 million increase in parts and service revenue for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to an increase in maintenance work performed on units at our customers’ locations that are outside the scope of our core maintenance activities and offered as a convenience to our customers, and freight and crane charges that are directly reimbursable by customers. Demand for retail parts and services fluctuates from period to period based on the varying needs of our customers.
Related party revenue. Related party revenue was earned through related party transactions in the ordinary course of business with various affiliated entities of Energy Transfer. The $0.9 million increase in related party revenue for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to revenue recognized from entities acquired by Energy Transfer since the previous period.

Cost of operations, exclusive of depreciation and amortization. The $9.6 million increase in cost of operations, exclusive of depreciation and amortization, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to (i) a $3.0 million increase in direct expenses, primarily driven by fluids and parts, (ii) a $2.7 million increase in non-income taxes, primarily due to sales tax refunds received in the prior period, (iii) a $1.2 million increase in retail parts and services expenses, which had a corresponding increase in parts and service revenue, (iv) a $0.9 million increase in expenses related to our vehicle fleet, primarily due to increased fuel costs, (v) a $0.9 million increase in direct labor costs due to higher employee costs and (vi) a $0.6 million increase in outside maintenance costs due to greater use and higher costs of third-party labor during the current period. The increases in fluids and fuel costs were primarily related to higher commodity prices and higher usage associated with our increased revenue generating horsepower.
Depreciation and amortization expense. The $0.3 million decrease in depreciation and amortization expense for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to assets reaching the end of their depreciable lives.
Selling, general and administrative expense. The $1.4 million decrease in selling, general and administrative expense for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to a $1.3 million decrease in unit-based compensation expense driven by the overall change in our unit price as of June 30, 2022, and the related mark-to-market change to our unit-based compensation liability.
Loss (gain) on disposition of assets. The $2.1 million decrease in loss (gain) on disposition of assets for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to the exercise of a lease purchase option on certain compression units by a customer during the prior period. The remaining change is primarily related to various disposals in the ordinary course of business.
Impairment of compression equipment. The $2.4 million impairment of compression equipment for the three months ended June 30, 2021 was primarily the result of our evaluations of the future deployment of our idle fleet under the current market conditions at the time. The primary causes for these impairments were: (i) units were not considered marketable in the foreseeable future, (ii) units were subject to excessive maintenance costs or (iii) units were unlikely to be accepted by customers due to certain performance characteristics of the unit, such as the inability to meet current quoting criteria without excessive retrofitting costs. These compression units were written down to their respective estimated salvage values, if any.
As a result of our evaluation during the three months ended June 30, 2021, we determined to retire 10 compressor units for a total of approximately 4,000 horsepower that were previously used to provide compression services in our business.
No impairment was recorded for the three months ended June 30, 2022.
Interest expense, net. The $0.7 million increase in interest expense, net for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to higher weighted-average interest rates and increased borrowings under the Credit Agreement, partially offset by a decrease in amortization of debt issuance costs related to the amendment and restatement of the Credit Agreement since the prior period.
The weighted-average interest rate applicable to borrowings under the Credit Agreement was 3.59% and 3.05% for the three months ended June 30, 2022 and 2021, respectively, and the average outstanding borrowings under the Credit Agreement were $566.8 million and $494.4 million for the three months ended June 30, 2022 and 2021, respectively.

Six months ended June 30, 2022 compared to the six months ended June 30, 2021
The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Six Months Ended June 30,		Percent Change
	2022	2021
Revenues:
Contract operations	$321,637	$304,325	5.7%
Parts and service	5,531	3,856	43.4%
Related party	7,705	5,894	30.7%
Total revenues	334,873	314,075	6.6%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	108,890	94,232	15.6%
Depreciation and amortization	118,023	120,257	(1.9)%
Selling, general and administrative	29,179	29,088	0.3%
Loss (gain) on disposition of assets	852	(2,360)	*
Impairment of compression equipment	432	4,953	*
Total costs and expenses	257,376	246,170	4.6%
Operating income	77,497	67,905	14.1%
Other income (expense):
Interest expense, net	(64,917)	(64,638)	0.4%
Other	41	70	(41.4)%
Total other expense	(64,876)	(64,568)	0.5%
Net income before income tax expense	12,621	3,337	278.2%
Income tax expense	281	278	1.1%
Net income	$12,340	$3,059	303.4%
________________________________
*Not meaningful
Contract operations revenue. The $17.3 million increase in contract operations revenue for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to (i) select price increases on our existing fleet resulting in a 2.7% increase in average revenue per revenue generating horsepower per month, (ii) a 1.1% increase in average revenue generating horsepower as a result of increased demand for our services commensurate with increased operating activity in the oil and gas industry, (iii) an increase in our natural gas treating services and (iv) compression units moving from standby to full billing rate since the previous period.
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
Parts and service revenue. The $1.7 million increase in parts and service revenue for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to an increase in maintenance work performed on units at our customers’ locations that are outside the scope of our core maintenance activities and offered as a convenience to our customers, and freight and crane charges that are directly reimbursable by customers. Demand for retail parts and services fluctuates from period to period based on the varying needs of our customers.
Related party revenue. Related party revenue was earned through related party transactions in the ordinary course of business with various affiliated entities of Energy Transfer. The $1.8 million increase in related party revenue for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to revenue recognized from entities acquired by Energy Transfer since the previous period.

Cost of operations, exclusive of depreciation and amortization. The $14.7 million increase in cost of operations, exclusive of depreciation and amortization, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to (i) a $4.5 million increase in direct expenses, primarily driven by fluids and parts, (ii) a $2.9 million increase in outside maintenance costs due to greater use and higher costs of third-party labor during the current period, (iii) a $2.8 million increase in non-income taxes, primarily due to sales tax refunds received in the prior period, (iv) a $1.7 million increase in expenses related to our vehicle fleet, primarily due to increased fuel costs, (v) a $1.3 million increase in retail parts and services expenses, which had a corresponding increase in parts and service revenue, and (vi) a $0.8 million increase in direct labor costs due to higher employee costs. The increases in fluids and fuel costs were primarily related to higher commodity prices and higher usage associated with our increased revenue generating horsepower.
Depreciation and amortization expense. The $2.2 million decrease in depreciation and amortization expense for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to assets reaching the end of their depreciable lives.
Selling, general and administrative expense. The $0.1 million increase in selling, general and administrative expense for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to (i) a $0.6 million increase in employee-related expenses, (ii) a $0.6 million decrease in the reversal of the provision for expected credit losses, (iii) a $0.4 million increase in professional fees, (iv) a $0.1 million increase in business and property insurance expenses and (v) a $0.1 million increase in other taxes, partially offset by (vi) a $1.7 million decrease in unit-based compensation expense.
The change to the provision for expected credit losses is related to a greater improvement in market conditions for customers due to the recovery in commodity prices in the prior period. The decrease in unit-based compensation expense is primarily due to the overall change in our unit price as of June 30, 2022, and the related mark-to-market change to our unit-based compensation liability.
Loss (gain) on disposition of assets. The $3.2 million decrease in loss (gain) on disposition of assets for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to the exercise of a lease purchase option on certain compression units by a customer during the prior period. The remaining change is primarily related to various disposals in the ordinary course of business.
Impairment of compression equipment. The $0.4 million and $5.0 million impairments of compression equipment for the six months ended June 30, 2022 and 2021, respectively, were primarily the result of our evaluations of the future deployment of our idle fleet under the current market conditions at the time. The primary causes for these impairments were: (i) units were not considered marketable in the foreseeable future, (ii) units were subject to excessive maintenance costs or (iii) units were unlikely to be accepted by customers due to certain performance characteristics of the unit, such as the inability to meet current quoting criteria without excessive retrofitting costs. These compression units were written down to their respective estimated salvage values, if any.
As a result of our evaluations during the six months ended June 30, 2022 and 2021, we determined to retire 10 and 22 compressor units, respectively, for a total of approximately 1,400 and 9,600 horsepower, respectively, that were previously used to provide compression services in our business.
Interest expense, net. The $0.3 million increase in interest expense, net for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to higher weighted-average interest rates and increased borrowings under the Credit Agreement, partially offset by a decrease in amortization of debt issuance costs related to the amendment and restatement of the Credit Agreement since the prior period.
The weighted-average interest rate applicable to borrowings under the Credit Agreement was 3.21% and 3.06% for the six months ended June 30, 2022 and 2021, respectively, and the average outstanding borrowings under the Credit Agreement were $553.5 million and $488.5 million for the six months ended June 30, 2022 and 2021, respectively.

Other Financial Data
The following table summarizes other financial data for the periods presented (dollars in thousands):

Other Financial Data: (1)	Three Months Ended June 30,				Percent Change	Six Months Ended June 30,				Percent Change
	2022		2021			2022		2021
Gross margin	$57,344		$51,731		10.9%	$107,960		$99,586		8.4%
Adjusted gross margin	$116,303		$110,958		4.8%	$225,983		$219,843		2.8%
Adjusted gross margin percentage (2)	67.8%		70.9%		(4.4)%	67.5%		70.0%		(3.6)%
Adjusted EBITDA	$105,408		$99,988		5.4%	$203,831		$199,541		2.1%
Adjusted EBITDA percentage (2)	61.5%		63.9%		(3.8)%	60.9%		63.5%		(4.1)%
DCF	$55,576		$52,536		5.8%	$105,722		$105,116		0.6%
DCF Coverage Ratio	1.08	x	1.03	x	4.9%	1.03	x	1.03	x	—%
Cash Coverage Ratio	1.09	x	1.04	x	4.8%	1.04	x	1.04	x	—%
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
Gross margin. The $5.6 million increase in gross margin for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was due to (i) a $14.9 million increase in revenues and (ii) a $0.3 million decrease in depreciation and amortization, partially offset by (iii) a $9.6 million increase in cost of operations, exclusive of depreciation and amortization.
The $8.4 million increase in gross margin for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was due to (i) a $20.8 million increase in revenues and (ii) a $2.2 million decrease in depreciation and amortization, partially offset by (iii) a $14.7 million increase in cost of operations, exclusive of depreciation and amortization.
Adjusted gross margin. The $5.3 million increase in Adjusted gross margin for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was due to a $14.9 million increase in revenues, partially offset by a $9.6 million increase in cost of operations, exclusive of depreciation and amortization.
The $6.1 million increase in Adjusted gross margin for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was due to a $20.8 million increase in revenues, partially offset by a $14.7 million increase in cost of operations, exclusive of depreciation and amortization.
Adjusted EBITDA. The $5.4 million increase in Adjusted EBITDA for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to a $5.3 million increase in Adjusted gross margin.
The $4.3 million increase in Adjusted EBITDA for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to a $6.1 million increase in Adjusted gross margin, partially offset by a $1.8 million increase in selling, general and administrative expenses, excluding unit-based compensation expense, severance charges and transaction expenses.
DCF. The $3.0 million increase in DCF for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to (i) a $5.3 million increase in Adjusted gross margin, partially offset by a (ii) $1.2 million increase in cash interest expense, net and (iii) a $1.1 million increase in maintenance capital expenditures.
The $0.6 million increase in DCF for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to (i) a $6.1 million increase in Adjusted gross margin, partially offset by (ii) a $2.5 million increase in maintenance capital expenditures, (iii) a $1.8 million increase in selling, general and administrative expenses, excluding unit-based compensation expense, severance charges and transaction expenses and (iv) a $1.2 million increase in cash interest expense, net.
Coverage Ratios. The increase in DCF Coverage Ratio and Cash Coverage Ratio for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to the increase in DCF.

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
We classify capital expenditures as maintenance or expansion on an individual asset basis. Over the long term, we expect that our maintenance capital expenditure requirements will continue to increase as the overall size and age of our fleet increases. Our aggregate maintenance capital expenditures for the six months ended June 30, 2022 and 2021 were $12.0 million and $9.5 million, respectively. We currently plan to spend approximately $23.0 million in maintenance capital expenditures for the year 2022, including parts consumed from inventory.
Without giving effect to any equipment we may acquire pursuant to any future acquisitions, we currently plan to spend between $100.0 million and $110.0 million in expansion capital expenditures for the year 2022. Our expansion capital expenditures for the six months ended June 30, 2022 and 2021 were $52.3 million and $12.4 million, respectively.
As of June 30, 2022, we had binding commitments to purchase $53.2 million of additional compression units, all of which is expected to be settled within the next twelve months and $24.2 million of which is expected to be settled in the remainder of 2022.
Cash Flows
The following table summarizes our sources and uses of cash for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$129,282	$139,071
Net cash used in investing activities	(42,870)	(10,269)
Net cash used in financing activities	(86,412)	(128,802)

Net cash provided by operating activities. The $9.8 million decrease in net cash provided by operating activities for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to changes in working capital, partially offset by a $3.6 million increase in net income, as adjusted for non-cash items.
Net cash used in investing activities. The $32.6 million increase in net cash used in investing activities for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to (i) a $28.4 million increase in capital expenditures, for purchases of new compression units, related equipment and reconfiguration costs, (ii) a $2.8 million decrease in proceeds from disposition of property and equipment and (iii) a $1.4 million decrease in proceeds received from insurance recovery.
Net cash used in financing activities. The $42.4 million decrease in net cash used in financing activities for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to an increase in net borrowings of $42.7 million under the Credit Agreement.
Revolving Credit Facility
As of June 30, 2022, we had outstanding borrowings under the Credit Agreement of $558.7 million, $1.0 billion of borrowing base availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $360.9 million. As of June 30, 2022, we were in compliance with all of our covenants under the Credit Agreement.
As of July 28, 2022, we had outstanding borrowings under the Credit Agreement of $537.9 million.
For a more detailed description of the Credit Agreement, see Note 8 to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this report and Note 9 to the consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” included in our 2021 Annual Report.
Senior Notes
As of June 30, 2022, we had $725.0 million and $750.0 million aggregate principal amount outstanding on our Senior Notes 2026 and Senior Notes 2027, respectively.
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
DRIP
During the six months ended June 30, 2022, distributions of $1.0 million were reinvested under the DRIP resulting in the issuance of 61,700 common units. Such distributions are treated as non-cash transactions in the accompanying unaudited condensed consolidated statements of cash flows included under Part I, Item 1 “Financial Statements” of this report.
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

The following table reconciles Adjusted gross margin to gross margin, its most directly comparable GAAP financial measure, for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total revenues	$171,461	$156,562	$334,873	$314,075
Cost of operations, exclusive of depreciation and amortization	(55,158)	(45,604)	(108,890)	(94,232)
Depreciation and amortization	(58,959)	(59,227)	(118,023)	(120,257)
Gross margin	$57,344	$51,731	$107,960	$99,586
Depreciation and amortization	58,959	59,227	118,023	120,257
Adjusted gross margin	$116,303	$110,958	$225,983	$219,843
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

The following table reconciles Adjusted EBITDA to net income and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$9,086	$2,688	$12,340	$3,059
Interest expense, net	33,079	32,350	64,917	64,638
Depreciation and amortization	58,959	59,227	118,023	120,257
Income tax expense	255	152	281	278
EBITDA	$101,379	$94,417	$195,561	$188,232
Interest income on capital lease	—	—	—	48
Unit-based compensation expense (1)	2,998	4,260	6,708	8,442
Transaction expenses (2)	—	—	27	—
Severance charges	—	13	251	226
Loss (gain) on disposition of assets	1,031	(1,105)	852	(2,360)
Impairment of compression equipment (3)	—	2,403	432	4,953
Adjusted EBITDA	$105,408	$99,988	$203,831	$199,541
Interest expense, net	(33,079)	(32,350)	(64,917)	(64,638)
Non-cash interest expense	1,815	2,297	3,637	4,578
Income tax expense	(255)	(152)	(281)	(278)
Interest income on capital lease	—	—	—	(48)
Transaction expenses	—	—	(27)	—
Severance charges	—	(13)	(251)	(226)
Other	(179)	(34)	(883)	(1,383)
Changes in operating assets and liabilities	20,518	29,723	(11,827)	1,525
Net cash provided by operating activities	$94,228	$99,459	$129,282	$139,071
________________________________
(1)For the three and six months ended June 30, 2022, unit-based compensation expense included $1.2 million and $2.3 million, respectively, of cash payments related to quarterly payments of DERs on outstanding phantom unit awards. For the three and six months ended June 30, 2021, unit-based compensation expense included $1.1 million and $2.2 million, respectively, of cash payments related to quarterly payments of DERs on outstanding phantom unit awards and $0.2 million for each period related to the cash portion of any settlement of phantom unit awards upon vesting. The remainder of the unit-based compensation expense for all periods was related to non-cash adjustments to the unit-based compensation liability.
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
The following table reconciles DCF to net income and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$9,086	$2,688	$12,340	$3,059
Non-cash interest expense	1,815	2,297	3,637	4,578
Depreciation and amortization	58,959	59,227	118,023	120,257
Non-cash income tax expense (benefit)	21	(34)	(183)	(133)
Unit-based compensation expense (1)	2,998	4,260	6,708	8,442
Transaction expenses (2)	—	—	27	—
Severance charges	—	13	251	226
Loss (gain) on disposition of assets	1,031	(1,105)	852	(2,360)
Impairment of compression equipment (3)	—	2,403	432	4,953
Distributions on Preferred Units	(12,188)	(12,188)	(24,375)	(24,375)
Maintenance capital expenditures (4)	(6,146)	(5,025)	(11,990)	(9,531)
DCF	$55,576	$52,536	$105,722	$105,116
Maintenance capital expenditures	6,146	5,025	11,990	9,531
Transaction expenses	—	—	(27)	—
Severance charges	—	(13)	(251)	(226)
Distributions on Preferred Units	12,188	12,188	24,375	24,375
Other	(200)	—	(700)	(1,250)
Changes in operating assets and liabilities	20,518	29,723	(11,827)	1,525
Net cash provided by operating activities	$94,228	$99,459	$129,282	$139,071
________________________________
(1)For the three and six months ended June 30, 2022, unit-based compensation expense included $1.2 million and $2.3 million, respectively, of cash payments related to quarterly payments of DERs on outstanding phantom unit awards. For the three and six months ended June 30, 2021, unit-based compensation expense included $1.1 million and $2.2 million, respectively, of cash payments related to quarterly payments of DERs on outstanding phantom unit awards and $0.2 million for each period related to the cash portion of any settlement of phantom unit awards upon vesting. The remainder of the unit-based compensation expense for all periods was related to non-cash adjustments to the unit-based compensation liability.
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
The following table summarizes certain coverage ratios for the periods presented (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
DCF	$55,576		$52,536		$105,722		$105,116

Distributions for DCF Coverage Ratio (1)	$51,419		$50,960		$102,542		$101,897

Distributions reinvested in the DRIP (2)	$553		$439		$1,061		$840

Distributions for Cash Coverage Ratio (3)	$50,866		$50,521		$101,481		$101,057

DCF Coverage Ratio	1.08	x	1.03	x	1.03	x	1.03	x

Cash Coverage Ratio	1.09	x	1.04	x	1.04	x	1.04	x
________________________________
(1)Represents distributions to the holders of our common units as of the record date.
(2)Represents distributions to holders enrolled in the DRIP as of the record date.
(3)Represents cash distributions declared for common units not participating in the DRIP.
Critical Accounting Estimates
The Partnership’s critical accounting estimates are described in Part II, Item 7 “Critical Accounting Estimates” of our 2021 Annual Report. There have been no material changes to our critical accounting estimates since the date of our 2021 Annual Report.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to any natural gas or crude oil in connection with our services and, accordingly, have no direct exposure to fluctuating commodity prices. However, the demand for our compression services depends upon the continued demand for, and production of, natural gas and crude oil. Sustained low natural gas or crude oil prices over the long term could result in a decline in the production of natural gas or crude oil, which could result in reduced demand for our compression services. We do not intend to hedge our indirect exposure to fluctuating commodity prices. A one percent decrease in average revenue generating horsepower for the six months ended June 30, 2022 would result in an annual decrease of approximately $6.1 million and $4.2 million in our revenue and Adjusted gross margin, respectively. Adjusted gross margin is a non-GAAP financial measure. For a reconciliation of Adjusted gross margin to gross margin, its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” of this report.
Interest Rate Risk
We are exposed to market risk due to variable interest rates under the Credit Agreement.
As of June 30, 2022, we had $558.7 million of variable-rate indebtedness outstanding at a weighted-average interest rate of 4.13%. A one percent increase or decrease in the effective interest rate on our variable-rate outstanding debt as of June 30, 2022 would result in an annual increase or decrease in our interest expense of approximately $5.6 million.
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

ITEM 4.    Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022 at the reasonable assurance level.
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
101.1*
The following materials from USA Compression Partners, LP’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2022 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) our unaudited condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, (ii) our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021, (iii) our unaudited condensed consolidated statements of changes in partners’ capital (deficit) for the three and six months ended June 30, 2022 and 2021, (iv) our unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021, and (v) the related notes to our unaudited condensed consolidated financial statements.

104*	The cover page from this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, formatted in Inline XBRL (included with Exhibit 101)
________________________________
*    Filed herewith.
#    Furnished herewith. Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 2, 2022	USA COMPRESSION PARTNERS, LP

	By:	USA Compression GP, LLC its General Partner

	By:	/s/ Matthew C. Liuzzi
Matthew C. Liuzzi
Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

	By:	/s/ G. Tracy Owens
G. Tracy Owens
Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)