Form 10-Q
period 2022-09-30
USA Compression Partners, LP
filed 2022-11-01
CIK 1522727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of October 27, 2022, there were 97,995,127 common units outstanding.

i

GLOSSARY
The abbreviations, acronyms and industry terminology used in this Quarterly Report on Form 10-Q are defined as follows:

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

ii

PART I.  FINANCIAL INFORMATION
ITEM 1.    Financial Statements
USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$6	$—
Accounts receivable:
Trade, net of allowances for credit losses of $1,241 and $2,057, respectively	79,410	68,175
Other	104	39
Related party receivables	70	44,941
Inventories	91,780	85,816
Prepaid expenses and other assets	8,762	6,016
Total current assets	180,132	204,987
Property and equipment, net	2,177,851	2,222,336
Lease right-of-use assets	19,117	20,173
Identifiable intangible assets, net	282,377	304,411
Other assets	13,914	16,072
Total assets	$2,673,391	$2,767,979
Liabilities, Preferred Units and Partners’ Capital (Deficit)
Current liabilities:
Accounts payable	$39,274	$22,538
Accrued liabilities	58,993	113,891
Deferred revenue	59,878	51,216
Total current liabilities	158,145	187,645
Long-term debt, net	2,078,066	1,973,234
Operating lease liabilities	17,026	18,551
Other liabilities	7,911	10,132
Total liabilities	2,261,148	2,189,562
Commitments and contingencies
Preferred Units	477,309	477,309
Partners’ capital (deficit):
Common units, 97,995 and 97,345 units issued and outstanding, respectively	(73,878)	87,129
Warrants	8,812	13,979
Total partners’ capital (deficit)	(65,066)	101,108
Total liabilities, Preferred Units and partners’ capital (deficit)	$2,673,391	$2,767,979
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Contract operations	$171,019	$151,622	$492,656	$455,947
Parts and service	4,901	4,122	10,432	7,978
Related party	3,693	2,883	11,398	8,777
Total revenues	179,613	158,627	514,486	472,702
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	59,453	49,159	168,343	143,391
Depreciation and amortization	58,772	59,265	176,795	179,522
Selling, general and administrative	14,663	13,524	43,842	42,612
Loss (gain) on disposition of assets	1,118	48	1,970	(2,312)
Impairment of compression equipment	504	—	936	4,953
Total costs and expenses	134,510	121,996	391,886	368,166
Operating income	45,103	36,631	122,600	104,536
Other income (expense):
Interest expense, net	(35,142)	(32,222)	(100,059)	(96,860)
Other	27	18	68	88
Total other expense	(35,115)	(32,204)	(99,991)	(96,772)
Net income before income tax expense	9,988	4,427	22,609	7,764
Income tax expense	376	312	657	590
Net income	9,612	4,115	21,952	7,174
Less: distributions on Preferred Units	(12,188)	(12,188)	(36,563)	(36,563)
Net loss attributable to common unitholders’ interests	$(2,576)	$(8,073)	$(14,611)	$(29,389)

Weighted average common units outstanding – basic and diluted	97,968	97,085	97,689	97,039

Basic and diluted net loss per common unit	$(0.03)	$(0.08)	$(0.15)	$(0.30)

Distributions declared per common unit for respective periods	$0.525	$0.525	$1.575	$1.575
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Changes in Partners’ Capital (Deficit)
(in thousands, except per unit amounts)

	For the Nine Months Ended September 30, 2022
	Common units	Warrants	Total
Partners’ capital ending balance, December 31, 2021	$87,129	$13,979	$101,108
Distributions and DERs, $0.525 per unit	(51,137)	—	(51,137)
Issuance of common units under the DRIP	516	—	516
Unit-based compensation for equity classified awards	64	—	64
Net loss attributable to common unitholders’ interests	(8,933)	—	(8,933)
Partners’ capital ending balance, March 31, 2022	27,639	13,979	41,618
Distributions and DERs, $0.525 per unit	(51,154)	—	(51,154)
Issuance of common units under the DRIP	508	—	508
Unit-based compensation for equity classified awards	65	—	65
Exercise and conversion of warrants into common units	5,167	(5,167)	—
Net loss attributable to common unitholders’ interests	(3,102)	—	(3,102)
Partners’ capital (deficit) ending balance, June 30, 2022	(20,877)	8,812	(12,065)
Vesting of phantom units	408	—	408
Distributions and DERs, $0.525 per unit	(51,450)	—	(51,450)
Issuance of common units under the DRIP	553	—	553
Unit-based compensation for equity classified awards	64	—	64
Net loss attributable to common unitholders’ interests	(2,576)	—	(2,576)
Partners’ capital (deficit) ending balance, September 30, 2022	$(73,878)	$8,812	$(65,066)

	For the Nine Months Ended September 30, 2021
	Common units	Warrants	Total
Partners’ capital ending balance, December 31, 2020	$323,676	$13,979	$337,655
Vesting of phantom units	391	—	391
Distributions and DERs, $0.525 per unit	(50,931)	—	(50,931)
Issuance of common units under the DRIP	463	—	463
Unit-based compensation for equity classified awards	52	—	52
Net loss attributable to common unitholders’ interests	(11,816)	—	(11,816)
Partners’ capital ending balance, March 31, 2021	261,835	13,979	275,814
Vesting of phantom units	277	—	277
Distributions and DERs, $0.525 per unit	(50,963)	—	(50,963)
Issuance of common units under the DRIP	402	—	402
Unit-based compensation for equity classified awards	54	—	54
Net loss attributable to common unitholders’ interests	(9,500)	—	(9,500)
Partners’ capital ending balance, June 30, 2021	202,105	13,979	216,084
Vesting of phantom units	9	—	9
Distributions and DERs, $0.525 per unit	(50,987)	—	(50,987)
Issuance of common units under the DRIP	438	—	438
Unit-based compensation for equity classified awards	54	—	54
Net loss attributable to common unitholders’ interests	(8,073)	—	(8,073)
Partners’ capital ending balance, September 30, 2021	$143,546	$13,979	$157,525
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$21,952	$7,174
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	176,795	179,522
Provision for expected credit losses	(700)	(2,400)
Amortization of debt issuance costs	5,451	6,866
Unit-based compensation expense	9,716	11,924
Deferred income tax benefit	(216)	(101)
Loss (gain) on disposition of assets	1,970	(2,312)
Impairment of compression equipment	936	4,953
Changes in assets and liabilities:
Accounts receivable and related party receivables, net	34,271	4,878
Inventories	(20,708)	(10,147)
Prepaid expenses and other current assets	(2,746)	(3,596)
Other assets	2,515	2,685
Accounts payable	5,383	3,461
Accrued liabilities and deferred revenue	(56,128)	(18,539)
Net cash provided by operating activities	178,491	184,368
Cash flows from investing activities:
Capital expenditures, net	(88,061)	(29,393)
Proceeds from disposition of property and equipment	1,049	4,168
Proceeds from insurance recovery	597	1,559
Net cash used in investing activities	(86,415)	(23,666)
Cash flows from financing activities:
Proceeds from revolving credit facility	623,443	528,515
Payments on revolving credit facility	(521,396)	(496,608)
Cash paid related to net settlement of unit-based awards	(1,055)	(461)
Cash distributions on common units	(155,554)	(154,768)
Cash distributions on Preferred Units	(36,563)	(36,563)
Deferred financing costs	(549)	(164)
Other	(396)	(405)
Net cash used in financing activities	(92,070)	(160,454)
Increase in cash and cash equivalents	6	248
Cash and cash equivalents, beginning of period	—	2
Cash and cash equivalents, end of period	$6	$250

Supplemental cash flow information:
Cash paid for interest, net of capitalized amounts	$118,557	$115,737
Cash paid for income taxes	$887	$819
Supplemental non-cash transactions:
Non-cash distributions to certain common unitholders (DRIP)	$1,577	$1,303
Transfers from inventories to property and equipment	$14,392	$9,807
Changes in capital expenditures included in accounts payable and accrued liabilities	$12,022	$199
Changes in financing costs included in accounts payable and accrued liabilities	$(265)	$120
Exercise and conversion of warrants into common units	$5,167	$—
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Organization and Description of Business
Unless otherwise indicated, the terms “our,” “we,” “us,” “the Partnership,” and similar language refer to USA Compression Partners, LP, collectively with its consolidated subsidiaries.
We are a Delaware limited partnership. Through our operating subsidiaries, we provide compression services to customers under fixed-term contracts in the natural gas and crude oil industries, using natural gas compression packages that we design, engineer, own, operate, and maintain. We also own and operate a fleet of equipment used to provide natural gas treating services, such as carbon dioxide and hydrogen sulfide removal, cooling, and dehydration. We primarily provide compression services in shale plays throughout the U.S., including the Utica, Marcellus, Permian Basin, Delaware Basin, Eagle Ford, Mississippi Lime, Granite Wash, Woodford, Barnett, Haynesville, Niobrara, and Fayetteville shales.
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
Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and pursuant to SEC rules and regulations.
In the opinion of our management, financial information presented herein reflects all normal recurring adjustments necessary for the fair presentation of these interim unaudited condensed consolidated financial statements in accordance with GAAP. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with SEC rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2021 filed on February 15, 2022 (our “2021 Annual Report”).
Use of Estimates
Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which includes the use of estimates and assumptions by management that affect the reported amounts of assets, liabilities, revenues, expenses, and disclosure of contingent assets and liabilities that existed as of the date of the unaudited condensed consolidated financial statements. Although these estimates were based on management’s available knowledge of current and expected future events, actual results could differ from these estimates.
Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents consist of all cash balances. We consider investments in highly liquid financial instruments purchased with an original maturity of 90 days or less to be cash equivalents.
Trade Accounts Receivable
Trade accounts receivable are recorded at their invoiced amounts.
Allowance for Credit Losses
We evaluate our allowance for credit losses related to our trade accounts receivable measured at amortized cost. Due to the short-term nature of our trade accounts receivable, we consider the amortized cost of trade accounts receivable to equal the receivable’s carrying amounts, excluding the allowance for credit losses.

Our determination of the allowance for credit losses requires us to make estimates and judgments regarding our customers’ ability to pay amounts due. We continuously evaluate the financial strength of our customers and the overall business climate in which our customers operate, and make adjustments to the allowance for credit losses as necessary. We evaluate the financial strength of our customers by reviewing the aging of their receivables, our collection experience with the customer, correspondence, financial information, and third-party credit ratings. We evaluate the business climate in which our customers operate by reviewing various publicly available materials regarding our customers’ industry, including the solvency of various companies in the industry.
Inventories
Inventories consist of serialized and non-serialized parts primarily used on compression units. All inventories are stated at the lower of cost or net realizable value. Serialized parts inventories are determined using the specific identification cost method, while non-serialized parts inventories are determined using the weighted average cost method. Purchases of inventories are considered operating activities on the unaudited condensed consolidated statements of cash flows.
Property and Equipment
Property and equipment are carried at cost except for (i) certain acquired assets which are recorded at fair value on their respective acquisition dates and (ii) impaired assets which are recorded at fair value as of the last impairment evaluation date for which an adjustment was required. Overhauls and major improvements that increase the value or extend the life of compression equipment are capitalized and depreciated over three to five years. Ordinary maintenance and repairs are charged to cost of operations, exclusive of depreciation and amortization.
When property and equipment is retired or sold, its carrying value and the related accumulated depreciation are removed from our accounts and any associated gains or losses are recorded within the unaudited condensed consolidated statements of operations in the period of sale or disposition.
Capitalized interest is calculated by multiplying our monthly effective interest rate on outstanding variable-rate indebtedness by the amount of qualifying costs, which include upfront payments to acquire certain compression units. Capitalized interest was approximately $283,000 and $629,000 for the three and nine months ended September 30, 2022, respectively, and approximately $51,000 and $152,000 for the three and nine months ended September 30, 2021, respectively.
Impairment of Long-Lived Assets
Long-lived assets with recorded values that are not expected to be recovered from future cash flows are written down to estimated fair value. We test long-lived assets for impairment when events or circumstances indicate that a long-lived asset’s carrying value may not be recoverable or will no longer be utilized within the operating fleet. The most common circumstance requiring compression units to be evaluated for impairment occurs when idle units do not meet the desired performance characteristics of our revenue generating horsepower.
The carrying value of a long-lived asset is not recoverable if the asset’s carrying value exceeds the sum of the undiscounted cash flows expected to be generated from the use and eventual disposition of the asset. If the carrying value of the long-lived asset exceeds the sum of the undiscounted cash flows associated with the asset, an impairment loss equal to the amount of the carrying value exceeding the fair value of the asset is recognized. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, based on an estimate of discounted cash flows, the expected net sale proceeds compared to the other similarly configured fleet units that we recently sold or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to continue using.
Refer to Note 5 for more detailed information about impairment charges during the three and nine months ended September 30, 2022 and 2021.
Identifiable Intangible Assets
Identifiable intangible assets are recorded at cost and amortized using the straight-line method over their estimated useful lives, which is the period over which the assets are expected to contribute directly or indirectly to our future cash flows. The estimated useful lives of our intangible assets range from 15 to 25 years.
Revenue Recognition
Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally, this occurs with the provision of our services or the transfer of goods. Revenue is measured at the amount of consideration we expect to receive in exchange for providing services or transferring goods. Incidental items, if any, that are immaterial in the context of the contract are recognized as expenses.
Income Taxes
USA Compression Partners, LP is organized as a partnership for U.S. federal and state income tax purposes. As a result, our partners are responsible for U.S. federal and state income taxes on their distributive share of our items of income, gain, loss, or deduction. Texas also imposes an entity-level income tax on partnerships that is based on Texas-sourced taxable margin (the “Texas Margin Tax”). Texas Margin Tax impacts are included within our unaudited condensed consolidated financial statements. Our wholly owned finance subsidiary, USA Compression Finance Corp. (“Finance Corp”), is a corporation for U.S. federal and state income tax purposes and any resulting tax impacts are included within our unaudited condensed consolidated financial statements.
Pass-Through Taxes
Sales taxes incurred on behalf of, and passed through to, customers are accounted for on a net basis.
Fair-Value Measurements
Accounting standards applicable to fair-value measurements establish a framework for measuring fair value and stipulate disclosures about fair-value measurements. The standards apply to recurring and non-recurring financial and non-financial assets and liabilities that require or permit fair-value measurements. Among the required disclosures is the fair-value hierarchy of inputs we use to value an asset or a liability. The three levels of the fair value hierarchy are described as follows:
Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access at the measurement date.
Level 2 inputs are those other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3 inputs are unobservable inputs for the asset or liability.
As of September 30, 2022, our financial instruments primarily consisted of cash and cash equivalents, trade accounts receivable, trade accounts payable, and long-term debt. The book values of cash and cash equivalents, trade accounts receivable, and trade accounts payable are representative of fair value due to their short-term maturities. Our revolving credit facility applies floating interest rates to amounts drawn under the facility; therefore, the carrying amount of our revolving credit facility approximates its fair value.
The fair value of our Senior Notes 2026 and Senior Notes 2027 are estimated using quoted prices in inactive markets and are considered Level 2 measurements.
The following table summarizes the aggregate principal amount and fair value of our Senior Notes 2026 and Senior Notes 2027 (in thousands):

	September 30, 2022	December 31, 2021
Senior Notes 2026, aggregate principal	$725,000	$725,000
Fair value of Senior Notes 2026	667,000	755,813
Senior Notes 2027, aggregate principal	750,000	750,000
Fair value of Senior Notes 2027	679,200	787,500
Operating Segment
We operate in a single business segment, the compression services business.
(3) Trade Accounts Receivable
The allowance for credit losses, which was $1.2 million and $2.1 million as of September 30, 2022 and December 31, 2021, respectively, represents our best estimate of the amount of probable credit losses included within our existing accounts receivable balance.

The following summarizes activity within our trade accounts receivable allowance for credit losses balance (in thousands):

Allowance for Credit Losses
Balance as of December 31, 2021	$2,057
Current-period provision for expected credit losses	(700)
Write-offs charged against the allowance	(116)
Balance as of September 30, 2022	$1,241
For the nine months ended September 30, 2022, we recognized a reversal of $0.7 million of our provision for expected credit losses. Favorable market conditions for customers, attributable to sustained increases in commodity prices, was the primary factor supporting the recorded decrease to the allowance for credit losses for the nine months ended September 30, 2022. No change to our provision for expected credit losses was recognized for the three months ended September 30, 2022.
For the three and nine months ended September 30, 2021, we recognized reversals of $1.1 million and $2.4 million, respectively, to our provision for expected credit losses. Improved market conditions for customers resulting from improved commodity prices was the primary factor supporting the recorded decrease to the allowance for credit losses for the three and nine months ended September 30, 2021.
(4)  Inventories
Components of inventories are as follows (in thousands):

	September 30, 2022	December 31, 2021
Serialized parts	$47,057	$44,642
Non-serialized parts	44,723	41,174
Total inventories	$91,780	$85,816
(5)  Property and Equipment and Identifiable Intangible Assets
Property and Equipment
Property and equipment consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Compression and treating equipment	$3,619,566	$3,522,083
Computer equipment	34,490	54,013
Automobiles and vehicles	34,099	31,919
Leasehold improvements	8,189	8,847
Buildings	3,464	5,334
Furniture and fixtures	791	1,105
Land	77	77
Total property and equipment, gross	3,700,676	3,623,378
Less: accumulated depreciation and amortization	(1,522,825)	(1,401,042)
Total property and equipment, net	$2,177,851	$2,222,336

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Compression equipment, acquired new	25 years
Compression equipment, acquired used	5 - 25 years
Furniture and fixtures	3 - 10 years
Vehicles and computer equipment	1 - 10 years
Buildings	5 years
Leasehold improvements	5 years
Depreciation expense on property and equipment and loss (gain) on disposition of assets were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Depreciation expense	$51,427	$51,920	$154,761	$157,487
Loss (gain) on disposition of assets	1,118	48	1,970	(2,312)
On a quarterly basis, we evaluate the potential future deployment of idle fleet assets under current market conditions. For the three and nine months ended September 30, 2022, we retired two and 12 compressor units, respectively, with approximately 1,100 and 2,500 aggregate horsepower, respectively, that previously were used to provide compression services in our business. As a result, we recorded impairments of compression equipment of $0.5 million and $0.9 million for the three and nine months ended September 30, 2022, respectively.
For the nine months ended September 30, 2021, we retired 22 compressor units with approximately 9,600 aggregate horsepower that previously were used to provide compression services in our business. As a result, we recorded an impairment of compression equipment of $5.0 million for the nine months ended September 30, 2021. No impairment was recorded for the three months ended September 30, 2021.
The primary circumstances supporting these impairments were: (i) unmarketability of units into the foreseeable future, (ii) excessive maintenance costs associated with certain fleet assets, and (iii) excessive retrofitting costs that likely would prevent certain units from securing customer acceptance. These compression units were written down to their respective estimated salvage values, if any.
Identifiable Intangible Assets
Identifiable intangible assets, net consisted of the following (in thousands):

	Customer Relationships	Trade Names	Total
Net balance as of December 31, 2021	$276,848	$27,563	$304,411
Amortization expense	(19,578)	(2,456)	(22,034)
Net balance as of September 30, 2022	$257,270	$25,107	$282,377
Accumulated amortization of intangible assets was $268.3 million and $246.3 million as of September 30, 2022 and December 31, 2021, respectively.

(6)  Other Current Liabilities
Components of other current liabilities included the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued sales tax contingencies (1)	$—	$44,923
Accrued interest expense	6,973	30,850
Accrued payroll and benefits	12,653	8,054
Accrued unit-based compensation liability	17,951	13,280
Accrued capital expenditures	15,543	3,521
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
Prior to the customer exercising its bargain purchase option, revenue and interest income related to the lease was recognized over the lease term. We recognized maintenance revenue within contract operations revenue and interest income within interest expense, net. Maintenance revenue and interest income for the nine months ended September 30, 2021 were $0.3 million and $0.1 million, respectively.
(8)  Long-term Debt
Our long-term debt, of which there is no current portion, consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Senior Notes 2026, aggregate principal	$725,000	$725,000
Senior Notes 2027, aggregate principal	750,000	750,000
Less: deferred financing costs, net of amortization	(15,323)	(18,108)
Total senior notes, net	1,459,677	1,456,892
Revolving credit facility	618,389	516,342
Total long-term debt, net	$2,078,066	$1,973,234
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
As of September 30, 2022, we had outstanding borrowings under the Credit Agreement of $618.4 million, $981.6 million of availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $286.6 million. Our weighted-average interest rate in effect for all borrowings under the Credit Agreement as of September 30, 2022 was 5.54%, with a weighted-average interest rate of 3.79% for the nine months ended September 30, 2022. There were no letters of credit issued under the Credit Agreement as of September 30, 2022. We pay a commitment fee of 0.375% on the unused portion of the aggregate commitment.
The Credit Agreement permits us to make distributions of available cash to unitholders so long as (i) no default under the facility has occurred, is continuing, or would result from the distribution; (ii) immediately prior to and after giving effect to such distribution, we are in compliance with the facility’s financial covenants; and (iii) immediately prior to and after giving effect to such distribution, (a) on or before September 30, 2023, we have availability under the Credit Agreement of at least $250 million and (b) after September 30, 2023, we have availability under the Credit Agreement of at least $100 million.
The Credit Agreement also contains various financial covenants, including covenants requiring us to maintain:
•a minimum EBITDA to interest coverage ratio of 2.5 to 1.0, determined as of the last day of each fiscal quarter, with EBITDA and interest expense annualized for the most-recent fiscal quarter;
•a ratio of total secured indebtedness to EBITDA not greater than 3.0 to 1.0 or less than 0.0 to 1.0, determined as of the last day of each fiscal quarter, with EBITDA annualized for the most-recent fiscal quarter; and
•a maximum funded debt-to-EBITDA ratio, determined as of the last day of each fiscal quarter with EBITDA annualized for the most-recent fiscal quarter of (i) 5.50 to 1.00 from the third quarter of 2022 through the third quarter of 2023, and (ii) 5.25 to 1.00 thereafter. In addition, the Partnership may increase the applicable ratio by 0.25 for any fiscal quarter during which a Specified Acquisition (as defined in the Credit Agreement) occurs and for the following two fiscal quarters, but in no event shall the maximum ratio exceed 5.50 to 1.00 for any fiscal quarter as a result of such increase.
As of September 30, 2022, we were in compliance with all of our covenants under the Credit Agreement.
The Credit Agreement is a “revolving credit facility” that includes a lockbox arrangement, whereby remittances from customers are forwarded to a bank account controlled by the administrative agent and are applied to reduce borrowings under the facility.
Senior Notes 2026
On March 23, 2018, USA Compression Partners, LP and Finance Corp co-issued the Senior Notes 2026. The Senior Notes 2026 mature on April 1, 2026 and accrue interest at the rate of 6.875% per year. Interest on the Senior Notes 2026 is payable semi-annually in arrears on each of April 1 and October 1.
The indenture governing the Senior Notes 2026 (the “2026 Indenture”) contains certain financial ratios that we must comply with in order to make certain restricted payments as described in the 2026 Indenture. As of September 30, 2022, we were in compliance with such financial covenants under the 2026 Indenture.
The Senior Notes 2026 are fully and unconditionally guaranteed (the “2026 Guarantees”), jointly and severally, on a senior unsecured basis by all of our subsidiaries (other than Finance Corp), and will be fully and unconditionally guaranteed, jointly and severally, by each of our future restricted subsidiaries that either borrows under, or guarantees, the Credit Agreement or guarantees certain of our other indebtedness (collectively, the “Guarantors”). The Senior Notes 2026 and the 2026 Guarantees are general unsecured obligations and rank equally in right of payment with all of the Guarantors’, Finance Corp’s, and our existing and future senior indebtedness and senior to the Guarantors’, Finance Corp’s, and our future subordinated indebtedness, if any. The Senior Notes 2026 and the 2026 Guarantees effectively are subordinated in right of payment to all of the Guarantors’, Finance Corp’s, and our existing and future secured debt, including debt under the Credit Agreement and guarantees thereof, to the extent of the value of the assets securing such debt, and are structurally subordinate to all indebtedness of any of our subsidiaries that do not guarantee the Senior Notes 2026.
Senior Notes 2027
On March 7, 2019, USA Compression Partners, LP and Finance Corp co-issued the Senior Notes 2027. The Senior Notes 2027 mature on September 1, 2027 and accrue interest at the rate of 6.875% per year. Interest on the Senior Notes 2027 is payable semi-annually in arrears on each of March 1 and September 1.
The indenture governing the Senior Notes 2027 (the “2027 Indenture”) contains certain financial ratios that we must comply with in order to make certain restricted payments as described in the 2027 Indenture. As of September 30, 2022, we were in compliance with such financial covenants under the 2027 Indenture.
The Senior Notes 2027 are fully and unconditionally guaranteed (the “2027 Guarantees”), jointly and severally, on a senior unsecured basis by the Guarantors. The Senior Notes 2027 and the 2027 Guarantees are general unsecured obligations and rank equally in right of payment with all of the Guarantors’, Finance Corp’s, and our existing and future senior indebtedness and senior to the Guarantors’, Finance Corp’s, and our future subordinated indebtedness, if any. The Senior Notes 2027 and the 2027 Guarantees effectively are subordinated in right of payment to all of the Guarantors’, Finance Corp’s, and our existing and future secured debt, including debt under the Credit Agreement and guarantees thereof, to the extent of the value of the assets securing such debt, and are structurally subordinate to all indebtedness of any of our subsidiaries that do not guarantee the Senior Notes 2027.
We have no assets or operations independent of our subsidiaries, and there are no significant restrictions upon our ability to obtain funds from our subsidiaries by dividend or loan. Each of the Guarantors and Finance Corp is 100% owned by us. None of the assets of our subsidiaries represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act.
(9)  Preferred Units
We had 500,000 Preferred Units outstanding as of September 30, 2022 and December 31, 2021, respectively, with a face value of $1,000 per Preferred Unit.
The Preferred Units rank senior to our common units with respect to distributions and liquidation rights. The holders of the Preferred Units are entitled to receive cumulative quarterly cash distributions equal to $24.375 per Preferred Unit.
We have declared and paid per-unit quarterly cash distributions to the holders of the Preferred Units of record as follows:

Payment Date	Distribution per Preferred Unit
February 5, 2021	$24.375
May 7, 2021	24.375
August 6, 2021	24.375
November 5, 2021	24.375
2021 total distributions	$97.50

February 4, 2022	$24.375
May 6, 2022	24.375
August 5, 2022	24.375
2022 total distributions	$73.125
Announced Quarterly Distribution
On October 13, 2022, we declared a cash distribution of $24.375 per unit on our Preferred Units. The distribution will be paid on November 4, 2022 to the holders of the Preferred Units of record as of the close of business on October 24, 2022.
Changes in the Preferred Units balance are as follows (in thousands):

Preferred Units
Balance as of December 31, 2021	$477,309
Net income allocated to Preferred Units	36,563
Cash distributions on Preferred Units	(36,563)
Balance as of September 30, 2022	$477,309
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
(10) Partners’ Capital (Deficit)
Common Units
The change in common units outstanding was as follows:

Common Units Outstanding
Number of common units outstanding as of December 31, 2021	97,344,707
Vesting of phantom units	22,803
Issuance of common units under the DRIP	93,309
Exercise and conversion of warrants into common units	534,308
Number of common units outstanding as of September 30, 2022	97,995,127
As of September 30, 2022, Energy Transfer held 46,056,228 common units, including 8,000,000 common units held by the General Partner and controlled by Energy Transfer.
Cash Distributions
We have declared and paid per-unit quarterly distributions to our limited partner unitholders of record, including holders of our common and phantom units, as follows (dollars in millions, except distribution per unit):

Payment Date	Distribution per Limited Partner Unit	Amount Paid to Common Unitholders	Amount Paid to Phantom Unitholders	Total Distribution
February 5, 2021	$0.525	$50.9	$1.1	$52.0
May 7, 2021	0.525	50.9	1.1	52.0
August 6, 2021	0.525	51.0	1.1	52.1
November 5, 2021	0.525	51.0	1.0	52.0
2021 total distributions	$2.10	$203.8	$4.3	$208.1

February 4, 2022	$0.525	$51.1	$1.2	$52.3
May 6, 2022	0.525	51.1	1.2	52.3
August 5, 2022	0.525	51.4	1.1	52.5
2022 total distributions	$1.575	$153.6	$3.5	$157.1
Announced Quarterly Distribution
On October 13, 2022, we announced a cash distribution of $0.525 per unit on our common units. The distribution will be paid on November 4, 2022, to common unitholders of record as of the close of business on October 24, 2022.
DRIP
During the nine months ended September 30, 2022, distributions of $1.6 million were reinvested under the DRIP resulting in the issuance of 93,309 common units.
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
As of September 30, 2022, the tranche of Warrants with the right to purchase 10,000,000 common units with a strike price of $19.59 per common unit was outstanding and may be exercised by the holders at any time prior to April 2, 2028.
Loss Per Unit
The computation of loss per unit is based on the weighted average number of participating securities, which includes our common units and certain equity-based awards outstanding during the applicable period. Basic loss per unit is determined by dividing net income (loss) allocated to participating securities after deducting the amount distributed on Preferred Units, by the weighted average number of participating securities outstanding during the period. Loss attributable to unitholders is allocated to participating securities based on their respective shares of the distributed and undistributed earnings for the period. To the extent cash distributions exceed net income (loss) attributable to unitholders for the period, the excess distributions are allocated to all participating securities outstanding based on their respective ownership percentages.
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
For the three and nine months ended September 30, 2022, approximately 959,000 and 938,000 incremental unvested phantom units, respectively, were excluded from the calculation of diluted loss per unit because the impact was anti-dilutive. For the nine months ended September 30, 2022, approximately 57,000 incremental “in the money” outstanding Warrants were excluded from the calculation of diluted loss per unit because the impact was anti-dilutive. For the three months ended September 30, 2022, our outstanding Warrants were not included in the computation as they were not considered “in the money” for the period.
For the three and nine months ended September 30, 2021, approximately 889,000 and 801,000 incremental unvested phantom units, respectively, were excluded from the calculation of diluted loss per unit because the impact was anti-dilutive, and our then-outstanding Warrants were not included in the computation as they were not considered “in the money” for either period.
(11) Revenue Recognition
Disaggregation of Revenue
The following table disaggregates our revenue by type of service (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Contract operations revenue	$174,704	$154,554	$504,043	$464,756
Retail parts and services revenue	4,909	4,073	10,443	7,946
Total revenues	$179,613	$158,627	$514,486	$472,702
The following table disaggregates our revenue by timing of provision of services or transfer of goods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Services provided over time:
Primary term	$129,598	$103,955	$356,143	$315,729
Month-to-month	45,106	50,599	147,900	149,027
Total services provided over time	174,704	154,554	504,043	464,756
Services provided or goods transferred at a point in time	4,909	4,073	10,443	7,946
Total revenues	$179,613	$158,627	$514,486	$472,702

Deferred Revenue
We record deferred revenue when cash payments are received or due in advance of our performance. Components of deferred revenue were as follows (in thousands):

	Balance sheet location	September 30, 2022	December 31, 2021
Current (1)	Deferred revenue	$59,878	$51,216
Noncurrent	Other liabilities	3,193	4,823
Total		$63,071	$56,039
________________________________
(1)We recognized $1.8 million and $46.7 million of revenue during the three and nine months ended September 30, 2022, respectively, related to our deferred revenue balance as of December 31, 2021.
Performance Obligations
As of September 30, 2022, the aggregate amount of transaction price allocated to unsatisfied performance obligations related to our contract operations revenue was $568.7 million. We expect to recognize these remaining performance obligations as follows (in thousands):

	2022 (remainder)	2023	2024	2025	Thereafter	Total
Remaining performance obligations	$121,744	$276,841	$93,229	$39,920	$37,000	$568,734
(12) Transactions with Related Parties
We provide compression services to entities affiliated with Energy Transfer, which as of September 30, 2022 owned approximately 47% of our limited partner interests and 100% of the General Partner. Revenue recognized from these entities affiliated with Energy Transfer on our unaudited condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Related-party revenues	$3,693	$2,883	$11,398	$8,777
We had approximately $70,000 and $18,000 within related-party receivables on our unaudited condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively, from these entities affiliated with Energy Transfer.
Additionally, the Partnership had a $44.9 million related-party receivable from Energy Transfer as of December 31, 2021, related to indemnification for sales tax contingencies. See Note 13 for more information related to these sales tax contingencies.
(13) Commitments and Contingencies
(a)Major Customers
We did not have revenue from any single customer representing 10% or more of total revenue for the three and nine months ended September 30, 2022 or 2021.
(b)Litigation
From time to time, we and our subsidiaries may be involved in various claims and litigation arising in the ordinary course of business. In management’s opinion, the resolution of such matters is not expected to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
(c)Equipment Purchase Commitments
Our future capital commitments are comprised of binding commitments under purchase orders for new compression units ordered but not received. The commitments as of September 30, 2022 were $167.6 million, $66.8 million of which is expected to be settled within the next twelve months and $100.8 million of which is expected to be settled in the remainder of 2023.

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
We are currently protesting certain assessments made by the Oklahoma Tax Commission (“OTC”). We believe it is reasonably possible that we could incur losses related to this assessment depending on whether the administrative law judge assigned by the OTC accepts our position that the transactions are not taxable and we ultimately lose any and all subsequent legal challenges to such determination. We estimate that the range of losses we could incur is from $0 to approximately $21.1 million, including penalty and interest.
As of December 31, 2021, we had recorded a $44.9 million accrued liability and $44.9 million related party receivable from Energy Transfer related to open audits with the Office of the Texas Comptroller of Public Accounts (the “Comptroller”), wherein the Comptroller had challenged the applicability of the manufacturing exemption. During August 2022, a Compromise and Settlement Agreement (“Agreement”) was entered into with the Comptroller for the period January 1, 2008 through March 31, 2018, related to such open audits. Pursuant to an indemnification agreement between us and Energy Transfer, Energy Transfer paid all amounts due under the Agreement in full. As a result, the $44.9 million accrued liability and $44.9 million related-party receivable from Energy Transfer was reduced to zero as of September 30, 2022.

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
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements.” All statements other than statements of historical fact contained in this report are forward-looking statements, including, without limitation, statements regarding our plans, strategies, prospects, and expectations concerning our business, results of operations, and financial condition. Many of these statements can be identified by words such as “believe,” “expect,” “intend,” “project,” “anticipate,” “estimate,” “continue,” “if,” “outlook,” “will,” “could,” “should,” or similar words or the negatives thereof.
Known material factors that could cause our actual results to differ from those represented within these forward-looking statements are described in Part I, Item 1A “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2021, filed on February 15, 2022 (our “2021 Annual Report”), as well as our subsequent filings with the SEC. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:
•changes in general economic conditions, including inflation or supply chain disruptions and changes in economic conditions of the crude oil and natural gas industries, including any impact from the ongoing military conflict involving Russia and Ukraine;
•changes in the long-term supply of and demand for crude oil and natural gas, including as a result of the severity and duration of world health events, including the COVID-19 pandemic, related economic repercussions, actions taken by governmental authorities and other third parties in response to such events, and the resulting disruption in the oil and gas industry and impact on demand for oil and gas;
•competitive conditions in our industry, including competition for employees in a tight labor market;
•changes in the availability and cost of capital, including changes to interest rates;
•renegotiation of material terms of customer contracts;
•actions taken by our customers, competitors, and third-party operators;
•operating hazards, natural disasters, epidemics, pandemics (such as COVID-19), weather-related impacts, casualty losses, and other matters beyond our control;
•operational challenges relating to COVID-19 and efforts to mitigate the spread of the virus, including logistical challenges, protecting the health and well-being of our employees, remote work arrangements, performance of contracts, and supply chain disruptions;
•the deterioration of the financial condition of our customers, which may result in the initiation of bankruptcy proceedings with respect to certain customers;
•the restrictions on our business that are imposed under our long-term debt agreements;
•information technology risks, including the risk from cyberattacks;
•the effects of existing and future laws and governmental regulations;
•the effects of future litigation; and
•our ability to realize the anticipated benefits of acquisitions.
New factors emerge from time to time, and it is not possible for us to predict or anticipate all factors that could affect the results reflected in the forward-looking statements contained herein. Should one or more of the risks or uncertainties described in this Quarterly Report on Form 10-Q occur, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements.
All forward-looking statements included in this report are based on information available to us as of the date of this report and speak only as of the date of this report. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements.
Operating Highlights
The following table summarizes certain horsepower and horsepower utilization percentages for the periods presented and excludes certain gas treating assets for which horsepower is not a relevant metric.

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2022	2021		2022	2021
Fleet horsepower (at period end) (1)	3,711,205	3,687,601	0.6%	3,711,205	3,687,601	0.6%
Total available horsepower (at period end) (2)	3,761,205	3,690,361	1.9%	3,761,205	3,690,361	1.9%
Revenue generating horsepower (at period end) (3)	3,128,845	2,919,362	7.2%	3,128,845	2,919,362	7.2%
Average revenue generating horsepower (4)	3,090,910	2,914,100	6.1%	3,032,406	2,951,142	2.8%
Average revenue per revenue generating horsepower per month (5)	$17.53	$16.62	5.5%	$17.20	$16.59	3.7%
Revenue generating compression units (at period end)	4,034	3,928	2.7%	4,034	3,928	2.7%
Average horsepower per revenue generating compression unit (6)	767	741	3.5%	761	749	1.6%
Horsepower utilization (7):
At period end	90.9%	83.0%	9.5%	90.9%	83.0%	9.5%
Average for the period (8)	90.3%	82.3%	9.7%	87.7%	82.6%	6.2%
________________________________
(1)Fleet horsepower is horsepower for compression units that have been delivered to us (and excludes units on order). As of September 30, 2022, we had 175,000 large horsepower on order for delivery, 75,000 of which is expected to be delivered within the next twelve months and 100,000 horsepower thereafter.
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
(7)Horsepower utilization is calculated as (i) the sum of (a) revenue generating horsepower, (b) horsepower in our fleet that is under contract but is not yet generating revenue, and (c) horsepower not yet in our fleet that is under contract but not yet generating revenue and that is subject to a purchase order, divided by (ii) total available horsepower less idle horsepower that is under repair. Horsepower utilization based on revenue generating horsepower and fleet horsepower as of September 30, 2022 and 2021 was 84.3% and 79.2%, respectively.
(8)Calculated as the average utilization for the months in the period based on utilization at the end of each month in the period. Average horsepower utilization based on revenue generating horsepower and fleet horsepower for the three months ended September 30, 2022 and 2021 was 83.4% and 79.0%, respectively. Average horsepower utilization based on revenue generating horsepower and fleet horsepower for the nine months ended September 30, 2022 and 2021 was 82.1% and 79.7%, respectively.
The 1.9% increase in total available horsepower as of September 30, 2022, compared to September 30, 2021, primarily was due to compression units added to our fleet to meet incremental demand from customers for our compression services.
The 7.2% increase in revenue generating horsepower and 2.7% increase in revenue generating compression units as of September 30, 2022, compared to September 30, 2021, primarily were driven by the redeployment of existing compression units due to increased demand for our services commensurate with increased operating activity in the oil and gas industry.

The 5.5% and 3.7% increases in average revenue per revenue generating horsepower per month during the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, respectively, primarily were due to select price increases on our existing fleet.
The 3.5% and 1.6% increases in average horsepower per revenue generating compression unit during the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, respectively, primarily were due to the composition of existing compression units redeployed.
Horsepower utilization increased to 90.9% as of September 30, 2022, compared to 83.0% as of September 30, 2021. The increase in horsepower utilization primarily was due to an increase in revenue generating horsepower and an increase in horsepower that is under contract but not yet generating revenue, which was driven by a combination of the redeployment of certain previously idle units as well as new units added to the fleet. We believe the increase in horsepower utilization is the result of increased demand for our services, consistent with increased operating activity in the oil and gas industry. The above-stated factors also drove the increase in average horsepower utilization for the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021.
Horsepower utilization based on revenue generating horsepower and fleet horsepower increased to 84.3% as of September 30, 2022, compared to 79.2% as of September 30, 2021. The increase in horsepower utilization based on revenue generating horsepower and fleet horsepower primarily was driven by the redeployment of certain previously idle units due to increased demand for our services, consistent with increased operating activity in the oil and gas industry. The above-stated factor also drove the increase in average horsepower utilization based on revenue generating horsepower and fleet horsepower for the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021.

Financial Results of Operations
Three months ended September 30, 2022 compared to the three months ended September 30, 2021
The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Percent Change
	2022	2021
Revenues:
Contract operations	$171,019	$151,622	12.8%
Parts and service	4,901	4,122	18.9%
Related party	3,693	2,883	28.1%
Total revenues	179,613	158,627	13.2%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	59,453	49,159	20.9%
Depreciation and amortization	58,772	59,265	(0.8)%
Selling, general and administrative	14,663	13,524	8.4%
Loss on disposition of assets	1,118	48	*
Impairment of compression equipment	504	—	*
Total costs and expenses	134,510	121,996	10.3%
Operating income	45,103	36,631	23.1%
Other income (expense):
Interest expense, net	(35,142)	(32,222)	9.1%
Other	27	18	50.0%
Total other expense	(35,115)	(32,204)	9.0%
Net income before income tax expense	9,988	4,427	125.6%
Income tax expense	376	312	20.5%
Net income	$9,612	$4,115	133.6%
________________________________
*Not meaningful
Contract operations revenue. The $19.4 million increase in contract operations revenue for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily was due to (i) a 6.1% increase in average revenue generating horsepower as a result of increased demand for our services, consistent with increased operating activity in the oil and gas industry, (ii) select price increases on our existing fleet under contract, resulting in a 5.5% increase in average revenue per revenue generating horsepower per month, and (iii) an increase in revenues attributable to natural gas treating services.
Contract operations revenue was not materially impacted by contract renegotiations during the period with our customers. Additionally, average revenue per revenue generating horsepower per month associated with our compression services provided on a month-to-month basis did not differ significantly from the average revenue per revenue generating horsepower per month associated with our compression services provided under contracts in their primary term during the period.
Parts and service revenue. The $0.8 million increase in parts and service revenue for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily was due to an increase in maintenance work performed on units at customer locations that are outside the scope of our core maintenance activities and that are offered as a convenience and in directly reimbursable freight and crane charges that are the financial responsibility of the customers. Demand for retail parts and services fluctuates from period to period based on varying customer needs.
Related-party revenue. Related-party revenue was earned through related-party transactions that occur in the ordinary course of business with various affiliated entities of Energy Transfer. The $0.8 million increase in related party revenue for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily was due to revenue recognized from entities acquired by Energy Transfer since the previously comparable period.

Cost of operations, exclusive of depreciation and amortization. The $10.3 million increase in cost of operations, exclusive of depreciation and amortization, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily was due to (i) a $7.6 million increase in direct expenses, primarily driven by fluids and parts, (ii) a $1.3 million increase in direct labor costs due to increased activity, and (iii) a $1.1 million increase in outside maintenance costs due to greater use and higher costs of third-party labor during the current period.
The increase in fluids primarily was related to higher commodity prices and increased usage associated with higher revenue generating horsepower.
Depreciation and amortization expense. The $0.5 million decrease in depreciation and amortization expense for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily was due to asset disposals and assets reaching the end of their depreciable lives.
Selling, general, and administrative expense. The $1.1 million increase in selling, general, and administrative expense for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily was due to (i) a $1.1 million decrease to the allowance for credit losses recorded in the prior comparable period and (ii) a $0.4 million increase in severance charges, primarily attributable to the departure of one of our executives during the third quarter of 2022, partially offset by (iii) a $0.5 million decrease in unit-based compensation expense, attributable to mark-to-market changes to our unit-based compensation liability that occurred as a result of changes to our per-unit trading price as of September 30, 2022.
Loss on disposition of assets. The $1.1 million increase in loss on disposition of assets for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily was due to various disposals of non-compression assets.
Impairment of compression equipment. The $0.5 million impairment of compression equipment for the three months ended September 30, 2022, primarily resulted from our evaluation of the potential future deployment of idle fleet assets under then-existing market conditions. The primary circumstances supporting these impairments were: (i) unmarketability of units into the foreseeable future, (ii) excessive maintenance costs associated with certain fleet assets, and (iii) excessive retrofitting costs that likely would prevent certain units from securing customer acceptance. These compression units were written down to their respective estimated salvage values, if any.
As a result of our evaluation during the three months ended September 30, 2022, we retired two compressor units with approximately 1,100 aggregate horsepower that previously were used to provide compression services in our business.
No impairment was recorded for the three months ended September 30, 2021.
Interest expense, net. The $2.9 million increase in interest expense, net, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily was due to higher weighted-average interest rates and increased borrowings under the Credit Agreement, partially offset by a decrease in amortization of debt issuance costs attributable to the amendment and restatement of the Credit Agreement since the prior comparable period.
The weighted-average interest rate applicable to borrowings under the Credit Agreement was 4.94% and 2.92% for the three months ended September 30, 2022, and 2021, respectively, and average outstanding borrowings under the Credit Agreement were $576.0 million and $479.2 million for the three months ended September 30, 2022, and 2021, respectively.

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Nine Months Ended September 30,		Percent Change
	2022	2021
Revenues:
Contract operations	$492,656	$455,947	8.1%
Parts and service	10,432	7,978	30.8%
Related party	11,398	8,777	29.9%
Total revenues	514,486	472,702	8.8%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	168,343	143,391	17.4%
Depreciation and amortization	176,795	179,522	(1.5)%
Selling, general and administrative	43,842	42,612	2.9%
Loss (gain) on disposition of assets	1,970	(2,312)	*
Impairment of compression equipment	936	4,953	*
Total costs and expenses	391,886	368,166	6.4%
Operating income	122,600	104,536	17.3%
Other income (expense):
Interest expense, net	(100,059)	(96,860)	3.3%
Other	68	88	(22.7)%
Total other expense	(99,991)	(96,772)	3.3%
Net income before income tax expense	22,609	7,764	191.2%
Income tax expense	657	590	11.4%
Net income	$21,952	$7,174	206.0%
________________________________
*Not meaningful
Contract operations revenue. The $36.7 million increase in contract operations revenue for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily was due to (i) select price increases on our existing fleet under contract, resulting in a 3.7% increase in average revenue per revenue generating horsepower per month, (ii) a 2.8% increase in average revenue generating horsepower as a result of increased demand for our services, consistent with increased operating activity in the oil and gas industry, and (iii) an increase in revenue attributable to natural gas treating services.
Contract operations revenue was not materially impacted by contract renegotiations during the period with our customers. Additionally, average revenue per revenue generating horsepower per month associated with our compression services provided on a month-to-month basis did not differ significantly from the average revenue per revenue generating horsepower per month associated with our compression services provided under contracts in their primary term during the period.
Parts and service revenue. The $2.5 million increase in parts and service revenue for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily was due to an increase in maintenance work performed on units at customer locations that are outside the scope of our core maintenance activities and that are offered as a convenience and in directly reimbursable freight and crane charges that are the financial responsibility of the customers. Demand for retail parts and services fluctuates from period to period based on varying customer needs.
Related-party revenue. Related-party revenue was earned through related-party transactions that occur in the ordinary course of business with various affiliated entities of Energy Transfer. The $2.6 million increase in related-party revenue for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily was due to revenue recognized from entities acquired by Energy Transfer since the previously comparable period.
Cost of operations, exclusive of depreciation and amortization. The $25.0 million increase in cost of operations, exclusive of depreciation and amortization, for the nine months ended September 30, 2022, compared to the nine months ended

September 30, 2021, primarily was due to (i) a $12.2 million increase in direct expenses, primarily driven by fluids and parts, (ii) a $4.0 million increase in outside maintenance costs due to greater use and higher costs of third-party labor during the current period, (iii) a $2.3 million increase in expenses related to our vehicle fleet, primarily due to increased fuel costs, (iv) a $2.2 million increase in non-income taxes, primarily due to sales tax refunds received in the prior comparable period, (v) a $2.1 million increase in direct labor costs due to higher employee costs, and (vi) a $1.5 million increase in retail parts and service expenses, for which a corresponding increase in parts and service revenue also occurred.
The increases in fluids and fuel costs primarily were related to higher commodity prices and increased usage associated with higher revenue generating horsepower.
Depreciation and amortization expense. The $2.7 million decrease in depreciation and amortization expense for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily was due to asset disposals and assets reaching the end of their depreciable lives.
Selling, general, and administrative expense. The $1.2 million increase in selling, general, and administrative expense for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily was due to (i) a $1.7 million decrease to the allowance for credit losses, resulting from a $2.4 million reversal of previously recognized credit losses in the prior comparable period versus a $0.7 million reversal to expense in the current period, (ii) a $0.6 million increase in professional fees, and (iii) a $0.5 million increase in severance charges, primarily attributable to the departure of one of our executives during the third quarter of 2022, partially offset by (iv) a $2.2 million decrease in unit-based compensation expense, attributable to mark-to-market changes to our unit-based compensation liability that occurred as a result of changes to our per-unit trading price as of September 30, 2022.
Loss (gain) on disposition of assets. The $4.3 million decrease in loss (gain) on disposition of assets for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily was due to the exercise of a lease purchase option on certain compression units by a customer during the prior comparable period. The remaining change primarily relates to various disposals of non-compression assets.
Impairment of compression equipment. The $0.9 million and $5.0 million impairments of compression equipment for the nine months ended September 30, 2022, and 2021, respectively, primarily resulted from our evaluation of the potential future deployment of idle fleet assets under then-existing market conditions. The primary circumstances supporting these impairments were: (i) unmarketability of units into the foreseeable future, (ii) excessive maintenance costs associated with certain fleet assets, and (iii) excessive retrofitting costs that likely would prevent certain units from securing customer acceptance. These compression units were written down to their respective estimated salvage values, if any.
As a result of our evaluations during the nine months ended September 30, 2022, and 2021, we retired 12 and 22 compressor units, respectively, with approximately 2,500 and 9,600 aggregate horsepower, respectively, that previously were used to provide compression services in our business.
Interest expense, net. The $3.2 million increase in interest expense, net, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily was due to higher weighted-average interest rates and increased borrowings under the Credit Agreement, partially offset by a decrease in amortization of debt issuance costs attributable to the amendment and restatement of the Credit Agreement since the prior comparable period.
The weighted-average interest rate applicable to borrowings under the Credit Agreement was 3.79% and 3.01% for the nine months ended September 30, 2022, and 2021, respectively, and average outstanding borrowings under the Credit Agreement were $561.1 million and $485.3 million for the nine months ended September 30, 2022, and 2021, respectively.

Other Financial Data
The following table summarizes other financial data for the periods presented (dollars in thousands):

Other Financial Data: (1)	Three Months Ended September 30,				Percent Change	Nine Months Ended September 30,				Percent Change
	2022		2021			2022		2021
Gross margin	$61,388		$50,203		22.3%	$169,348		$149,789		13.1%
Adjusted gross margin	$120,160		$109,468		9.8%	$346,143		$329,311		5.1%
Adjusted gross margin percentage (2)	66.9%		69.0%		(3.0)%	67.3%		69.7%		(3.4)%
Adjusted EBITDA	$109,156		$99,634		9.6%	$312,987		$299,175		4.6%
Adjusted EBITDA percentage (2)	60.8%		62.8%		(3.2)%	60.8%		63.3%		(3.9)%
DCF	$55,181		$51,973		6.2%	$160,903		$157,089		2.4%
DCF Coverage Ratio	1.07	x	1.02	x	4.9%	1.04	x	1.03	x	1.0%
Cash Coverage Ratio	1.08	x	1.03	x	4.9%	1.06	x	1.04	x	1.9%
________________________________
(1)Adjusted gross margin, Adjusted EBITDA, Distributable Cash Flow (“DCF”), DCF Coverage Ratio, and Cash Coverage Ratio are all non-GAAP financial measures. Definitions of each measure, as well as reconciliations of each measure to its most directly comparable financial measure(s) calculated and presented in accordance with GAAP, can be found below under the caption “Non-GAAP Financial Measures.”
(2)Adjusted gross margin percentage and Adjusted EBITDA percentage are calculated as a percentage of revenue.
Gross margin. The $11.2 million increase in gross margin for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, was due to (i) a $21.0 million increase in revenues and (ii) a $0.5 million decrease in depreciation and amortization, partially offset by (iii) a $10.3 million increase in cost of operations, exclusive of depreciation and amortization.
The $19.6 million increase in gross margin for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was due to (i) a $41.8 million increase in revenues and (ii) a $2.7 million decrease in depreciation and amortization, partially offset by (iii) a $25.0 million increase in cost of operations, exclusive of depreciation and amortization.
Adjusted gross margin. The $10.7 million increase in Adjusted gross margin for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, was due to a $21.0 million increase in revenues, partially offset by a $10.3 million increase in cost of operations, exclusive of depreciation and amortization.
The $16.8 million increase in Adjusted gross margin for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was due to a $41.8 million increase in revenues, partially offset by a $25.0 million increase in cost of operations, exclusive of depreciation and amortization.
Adjusted EBITDA. The $9.5 million increase in Adjusted EBITDA for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily was due to a $10.7 million increase in Adjusted gross margin, partially offset by a $1.2 million increase in selling, general, and administrative expenses, excluding unit-based compensation expense and severance charges.
The $13.8 million increase in Adjusted EBITDA for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily was due to a $16.8 million increase in Adjusted gross margin, partially offset by a $3.0 million increase in selling, general, and administrative expenses, excluding unit-based compensation expense, severance charges, and transaction expenses.
DCF. The $3.2 million increase in DCF for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily was due to (i) a $10.7 million increase in Adjusted gross margin, partially offset by (ii) a $3.4 million increase in cash interest expense, net, (iii) a $2.8 million increase in maintenance capital expenditures, and (iv) a $1.2 million increase in selling, general, and administrative expenses, excluding unit-based compensation expense and severance charges.
The $3.8 million increase in DCF for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily was due to (i) a $16.8 million increase in Adjusted gross margin, partially offset by (ii) a $5.3 million increase in maintenance capital expenditures, (iii) a $4.6 million increase in cash interest expense, net, and (iv) a

$3.0 million increase in selling, general, and administrative expenses, excluding unit-based compensation expense, severance charges, and transaction expenses.
Coverage Ratios. The increases in DCF Coverage Ratio and Cash Coverage Ratio for the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, primarily was due to the increase in DCF, partially offset by increased distributions due to an increase in the number of outstanding common units.
Liquidity and Capital Resources
Overview
We operate in a capital-intensive industry, and our primary liquidity needs are to finance the purchase of additional compression units, make other capital expenditures, service our debt, fund working capital, and pay distributions. Our principal sources of liquidity include cash generated by operating activities, borrowings under the Credit Agreement, and issuances of debt and equity securities, including common units under the DRIP.
We typically utilize cash generated by operating activities and, where necessary, borrowings under the Credit Agreement to service our debt, fund working capital, fund our estimated expansion capital expenditures, fund our maintenance capital expenditures, and pay distributions to our unitholders. Covenants in the Credit Agreement and other debt instruments require that we maintain certain leverage ratios, and if we anticipate that we may violate those covenants in the future we could: (i) delay discretionary capital spending and reduce operating expenses; (ii) request an amendment to the Credit Agreement; (iii) reduce or suspend distributions to our unitholders; or (iv) issue equity securities, including under the DRIP.
Because we distribute all of our available cash, which excludes prudent operating reserves, we expect to fund any future expansion capital expenditures or acquisitions primarily with capital from external financing sources, such as borrowings under the Credit Agreement and issuances of debt and equity securities, including under the DRIP.
Capital Expenditures
The compression services business is capital intensive, requiring significant investment to maintain, expand, and upgrade existing operations. Our capital requirements have consisted primarily of, and we anticipate that our capital requirements will continue to consist primarily of, the following:
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
We classify capital expenditures as maintenance or expansion on an individual-asset basis. Over the long term, we expect that our maintenance capital expenditure requirements will continue to increase as the overall size and age of our fleet increases. Our aggregate maintenance capital expenditures for the nine months ended September 30, 2022, and 2021, were $20.0 million and $14.8 million, respectively. We currently plan to spend approximately $26.0 million in maintenance capital expenditures for the year 2022, including parts consumed from inventory.
Without giving effect to any equipment that we may acquire pursuant to any future acquisitions, we currently plan to spend between $120.0 million and $130.0 million in expansion capital expenditures for the year 2022. Our expansion capital expenditures for the nine months ended September 30, 2022, and 2021, were $99.0 million and $25.9 million, respectively.
As of September 30, 2022, we had binding commitments to purchase $167.6 million worth of additional compression units, $66.8 million of which is expected to be settled within the next twelve months and $100.8 million of which is expected to be settled in the remainder of 2023.

Cash Flows
The following table summarizes our sources and uses of cash for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$178,491	$184,368
Net cash used in investing activities	(86,415)	(23,666)
Net cash used in financing activities	(92,070)	(160,454)
Net cash provided by operating activities. The $5.9 million decrease in net cash provided by operating activities for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was due to changes in working capital, partially offset by a $10.3 million increase in net income, as adjusted for non-cash items.
Net cash used in investing activities. The $62.7 million increase in net cash used in investing activities for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was due to (i) a $58.7 million increase in capital expenditures, for purchases of new compression units, reconfiguration costs, and other equipment, (ii) a $3.1 million decrease in proceeds from disposition of property and equipment, and (iii) a $1.0 million decrease in proceeds received from insurance recovery.
Net cash used in financing activities. The $68.4 million decrease in net cash used in financing activities for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily was due to a $70.1 million increase in net borrowings under the Credit Agreement.
Revolving Credit Facility
As of September 30, 2022, we had outstanding borrowings under the Credit Agreement of $618.4 million, $981.6 million of availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $286.6 million. As of September 30, 2022, we were in compliance with all of our covenants under the Credit Agreement.
As of October 27, 2022, we had outstanding borrowings under the Credit Agreement of $613.1 million.
For a more detailed description of the Credit Agreement, see Note 8 to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this report and Note 9 to the consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” included in our 2021 Annual Report.
Senior Notes
As of September 30, 2022, we had $725.0 million and $750.0 million aggregate principal amount outstanding on our Senior Notes 2026 and Senior Notes 2027, respectively.
The Senior Notes 2026 are due on April 1, 2026, and accrue interest at the rate of 6.875% per year. Interest on the Senior Notes 2026 is payable semi-annually in arrears on each of April 1 and October 1.
The Senior Notes 2027 are due on September 1, 2027, and accrue interest at the rate of 6.875% per year. Interest on the Senior Notes 2027 is payable semi-annually in arrears on each of March 1 and September 1.
For more detailed descriptions of the Senior Notes 2026 and Senior Notes 2027, see Note 8 to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this report and Note 9 to the consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” included in our 2021 Annual Report.
DRIP
During the nine months ended September 30, 2022, distributions of $1.6 million were reinvested under the DRIP, resulting in the issuance of 93,309 common units. Such distributions are treated as non-cash transactions in the accompanying unaudited condensed consolidated statements of cash flows included under Part I, Item 1 “Financial Statements” of this report.

Non-GAAP Financial Measures
Adjusted Gross Margin
Adjusted gross margin is a non-GAAP financial measure. We define Adjusted gross margin as revenue less cost of operations, exclusive of depreciation and amortization expense. We believe Adjusted gross margin is useful to investors as a supplemental measure of our operating profitability. Adjusted gross margin is impacted primarily by the pricing trends for service operations and cost of operations, including labor rates for service technicians, volume, and per-unit costs for lubricant oils, quantity and pricing of routine preventative maintenance on compression units, and property tax rates on compression units. Adjusted gross margin should not be considered an alternative to, or more meaningful than, gross margin or any other measure presented in accordance with GAAP. Moreover, our Adjusted gross margin, as presented, may not be comparable to similarly titled measures of other companies. Because we capitalize assets, depreciation and amortization of equipment is a necessary element of our cost structure. To compensate for the limitations of Adjusted gross margin as a measure of our performance, we believe it is important to consider gross margin determined under GAAP, as well as Adjusted gross margin, to evaluate our operating profitability.
The following table reconciles Adjusted gross margin to gross margin, its most directly comparable GAAP financial measure, for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total revenues	$179,613	$158,627	$514,486	$472,702
Cost of operations, exclusive of depreciation and amortization	(59,453)	(49,159)	(168,343)	(143,391)
Depreciation and amortization	(58,772)	(59,265)	(176,795)	(179,522)
Gross margin	$61,388	$50,203	$169,348	$149,789
Depreciation and amortization	58,772	59,265	176,795	179,522
Adjusted gross margin	$120,160	$109,468	$346,143	$329,311
Adjusted EBITDA
We define EBITDA as net income (loss) before net interest expense, depreciation and amortization expense, and income tax expense (benefit). We define Adjusted EBITDA as EBITDA plus impairment of compression equipment, impairment of goodwill, interest income on capital leases, unit-based compensation expense (benefit), severance charges, certain transaction expenses, loss (gain) on disposition of assets, and other. We view Adjusted EBITDA as one of management’s primary tools for evaluating our results of operations, and we track this item on a monthly basis as an absolute amount and as a percentage of revenue compared to the prior month, year-to-date, prior year, and budget. Adjusted EBITDA is used as a supplemental financial measure by our management and external users of our financial statements, such as investors and commercial banks, to assess:
•the financial performance of our assets without regard to the impact of financing methods, capital structure, or the historical cost basis of our assets;
•the viability of capital expenditure projects and the overall rates of return on alternative investment opportunities;
•the ability of our assets to generate cash sufficient to make debt payments and pay distributions; and
•our operating performance as compared to those of other companies in our industry without regard to the impact of financing methods and capital structure.
We believe Adjusted EBITDA provides useful information to investors because, when viewed in conjunction with our GAAP results and the accompanying reconciliations, it may provide a more complete assessment of our performance as compared to solely considering GAAP results. We also believe that external users of our financial statements benefit from having access to the same financial measures that management uses to evaluate the results of our business.
Adjusted EBITDA should not be considered an alternative to, or more meaningful than, net income (loss), operating income (loss), cash flows from operating activities, or any other measure presented in accordance with GAAP. Moreover, our Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.
Because we use capital assets, depreciation, impairment of compression equipment, loss (gain) on disposition of assets, and the interest cost of acquiring compression equipment also are necessary elements of our aggregate costs. Unit-based compensation expense related to equity awards granted to employees also is a meaningful business expense. Therefore, measures that exclude these cost elements have material limitations. To compensate for these limitations, we believe that it is important to consider net income (loss) and net cash provided by operating activities as determined under GAAP, as well as Adjusted EBITDA, to evaluate our financial performance and liquidity. Our Adjusted EBITDA excludes some, but not all, items that affect net income (loss) and net cash provided by operating activities, and these excluded items may vary among companies. Management compensates for the limitations of Adjusted EBITDA as an analytical tool by reviewing comparable GAAP measures, understanding the differences between the measures, and incorporating this knowledge into their decision making.
The following table reconciles Adjusted EBITDA to net income and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$9,612	$4,115	$21,952	$7,174
Interest expense, net	35,142	32,222	100,059	96,860
Depreciation and amortization	58,772	59,265	176,795	179,522
Income tax expense	376	312	657	590
EBITDA	$103,902	$95,914	$299,463	$284,146
Interest income on capital lease	—	—	—	48
Unit-based compensation expense (1)	3,008	3,482	9,716	11,924
Transaction expenses (2)	—	—	27	—
Severance charges	624	190	875	416
Loss (gain) on disposition of assets	1,118	48	1,970	(2,312)
Impairment of compression equipment (3)	504	—	936	4,953
Adjusted EBITDA	$109,156	$99,634	$312,987	$299,175
Interest expense, net	(35,142)	(32,222)	(100,059)	(96,860)
Non-cash interest expense	1,814	2,288	5,451	6,866
Income tax expense	(376)	(312)	(657)	(590)
Interest income on capital lease	—	—	—	(48)
Transaction expenses	—	—	(27)	—
Severance charges	(624)	(190)	(875)	(416)
Other	(33)	(1,118)	(916)	(2,501)
Changes in operating assets and liabilities	(25,586)	(22,783)	(37,413)	(21,258)
Net cash provided by operating activities	$49,209	$45,297	$178,491	$184,368
________________________________
(1)For the three and nine months ended September 30, 2022, unit-based compensation expense included $1.1 million and $3.4 million, respectively, of cash payments related to quarterly payments of DERs on outstanding phantom unit awards and $1.1 million for the three and nine months ended September 30, 2022, related to the cash portion of any settlement of phantom unit awards upon vesting. For the three and nine months ended September 30, 2021, unit-based compensation expense included $1.0 million and $3.2 million, respectively, of cash payments related to quarterly payments of DERs on outstanding phantom unit awards and $0.2 million for the nine months ended September 30, 2021, related to the cash portion of any settlement of phantom unit awards upon vesting. The remainder of unit-based compensation expense for all periods was related to non-cash adjustments to the unit-based compensation liability.
(2)Represents certain expenses related to potential and completed transactions and other items. We believe it is useful to investors to exclude these expenses.
(3)Represents non-cash charges incurred to decrease the carrying value of long-lived assets with recorded values that are not expected to be recovered through future cash flows.

Distributable Cash Flow
We define DCF as net income (loss) plus non-cash interest expense, non-cash income tax expense (benefit), depreciation and amortization expense, unit-based compensation expense (benefit), impairment of compression equipment, impairment of goodwill, certain transaction expenses, severance charges, loss (gain) on disposition of assets, proceeds from insurance recovery, and other, less distributions on Preferred Units and maintenance capital expenditures.
We believe DCF is an important measure of operating performance because it allows management, investors, and others to compare the cash flows that we generate (after distributions on the Preferred Units but prior to any retained cash reserves established by the General Partner and the effect of the DRIP) to the cash distributions that we expect to pay our common unitholders.
DCF should not be considered an alternative to, or more meaningful than, net income (loss), operating income (loss), cash flows from operating activities, or any other measure presented in accordance with GAAP. Moreover, our DCF, as presented, may not be comparable to similarly titled measures of other companies.
Because we use capital assets, depreciation, impairment of compression equipment, loss (gain) on disposition of assets, the interest cost of acquiring compression equipment, and maintenance capital expenditures are necessary components of our aggregate costs. Unit-based compensation expense related to equity awards granted to employees also is a meaningful business expense. Therefore, measures that exclude these cost elements have material limitations. To compensate for these limitations, we believe that it is important to consider net income (loss) and net cash provided by operating activities as determined under GAAP, as well as DCF, to evaluate our financial performance and liquidity. Our DCF excludes some, but not all, items that affect net income (loss) and net cash provided by operating activities, and these excluded items may vary among companies. Management compensates for the limitations of DCF as an analytical tool by reviewing comparable GAAP measures, understanding the differences between the measures, and incorporating this knowledge into their decision making.

The following table reconciles DCF to net income and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$9,612	$4,115	$21,952	$7,174
Non-cash interest expense	1,814	2,288	5,451	6,866
Depreciation and amortization	58,772	59,265	176,795	179,522
Non-cash income tax expense (benefit)	(33)	32	(216)	(101)
Unit-based compensation expense (1)	3,008	3,482	9,716	11,924
Transaction expenses (2)	—	—	27	—
Severance charges	624	190	875	416
Loss (gain) on disposition of assets	1,118	48	1,970	(2,312)
Impairment of compression equipment (3)	504	—	936	4,953
Distributions on Preferred Units	(12,188)	(12,188)	(36,563)	(36,563)
Maintenance capital expenditures (4)	(8,050)	(5,259)	(20,040)	(14,790)
DCF	$55,181	$51,973	$160,903	$157,089
Maintenance capital expenditures	8,050	5,259	20,040	14,790
Transaction expenses	—	—	(27)	—
Severance charges	(624)	(190)	(875)	(416)
Distributions on Preferred Units	12,188	12,188	36,563	36,563
Other	—	(1,150)	(700)	(2,400)
Changes in operating assets and liabilities	(25,586)	(22,783)	(37,413)	(21,258)
Net cash provided by operating activities	$49,209	$45,297	$178,491	$184,368
________________________________
(1)For the three and nine months ended September 30, 2022, unit-based compensation expense included $1.1 million and $3.4 million, respectively, of cash payments related to quarterly payments of DERs on outstanding phantom unit awards and $1.1 million for the three and nine months ended September 30, 2022, related to the cash portion of any settlement of phantom unit awards upon vesting. For the three and nine months ended September 30, 2021, unit-based compensation expense included $1.0 million and $3.2 million, respectively, of cash payments related to quarterly payments of DERs on outstanding phantom unit awards and $0.2 million for the nine months ended September 30, 2021, related to the cash portion of any settlement of phantom unit awards upon vesting. The remainder of unit-based compensation expense for all periods was related to non-cash adjustments to the unit-based compensation liability.
(2)Represents certain expenses related to potential and completed transactions and other items. We believe it is useful to investors to exclude these expenses.
(3)Represents non-cash charges incurred to decrease the carrying value of long-lived assets with recorded values that are not expected to be recovered through future cash flows.
(4)Reflects actual maintenance capital expenditures for the period presented. Maintenance capital expenditures are capital expenditures made to maintain the operating capacity of our assets and extend their useful lives, replace partially or fully depreciated assets, or other capital expenditures that are incurred in maintaining our existing business and related cash flow.
Coverage Ratios
DCF Coverage Ratio is defined as the period’s DCF divided by distributions declared to common unitholders in respect of such period. Cash Coverage Ratio is defined as the period’s DCF divided by cash distributions expected to be paid to common unitholders in respect of such period, after taking into account the non-cash impact of the DRIP. We believe DCF Coverage Ratio and Cash Coverage Ratio are important measures of operating performance because they permit management, investors, and others to assess our ability to pay cash distributions to common unitholders out of the cash flows that we generate. Our DCF Coverage Ratio and Cash Coverage Ratio, as presented, may not be comparable to similarly titled measures of other companies.

The following table summarizes certain coverage ratios for the periods presented (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
DCF	$55,181		$51,973		$160,903		$157,089

Distributions for DCF Coverage Ratio (1)	$51,447		$50,975		$153,989		$152,872

Distributions reinvested in the DRIP (2)	$555		$472		$1,616		$1,312

Distributions for Cash Coverage Ratio (3)	$50,892		$50,503		$152,373		$151,560

DCF Coverage Ratio	1.07	x	1.02	x	1.04	x	1.03	x

Cash Coverage Ratio	1.08	x	1.03	x	1.06	x	1.04	x
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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to any natural gas or crude oil in connection with our rendered services, and accordingly, we do not bear direct exposure to fluctuating commodity prices. However, the demand for our compression services depends on the continued demand for, and production of, natural gas and crude oil. Sustained low natural gas or crude oil prices over the long term could result in a decline in the production of natural gas or crude oil, which could result in reduced demand for our compression services. We do not intend to hedge our indirect exposure to fluctuating commodity prices. A one percent decrease in average revenue generating horsepower for the nine months ended September 30, 2022, would result in an annual decrease of approximately $6.3 million and $4.2 million in our revenue and Adjusted gross margin, respectively. Adjusted gross margin is a non-GAAP financial measure. For a reconciliation of Adjusted gross margin to gross margin, its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” of this report.
Interest Rate Risk
We are exposed to market risk due to variable interest rates under the Credit Agreement.
As of September 30, 2022, we had $618.4 million of variable-rate indebtedness outstanding at a weighted-average interest rate of 5.54%. Based on our September 30, 2022 variable-rate indebtedness outstanding, a one percent increase or decrease in the effective interest rate would result in an annual increase or decrease in our interest expense of approximately $6.2 million.
For further information regarding our exposure to interest rate fluctuations on our debt obligations, see Note 8 to our unaudited condensed consolidated financial statements under Part I, Item 1 “Financial Statements” of this report. Although we do not currently hedge our variable rate debt, we may, in the future, hedge all or a portion of the interest rates applicable to such debt.
Credit Risk
Our credit exposure generally relates to receivables for services provided. If any significant customer of ours should have credit or financial problems resulting in a delay or failure to pay the amount it owes us, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

ITEM 4.    Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022 at the reasonable assurance level.
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
ITEM 5.    Other Information

On October 28, 2022, we entered into a second amendment (the “Second Amendment”) to that certain Services Agreement, dated effective as of January 1, 2013, and as amended by that Amendment No. 1 dated effective November 3, 2017 (as amended, the “Services Agreement”), with our General Partner and USA Compression Management Services, LLC, a Delaware limited liability company, and a wholly owned subsidiary of our General Partner. The Second Amendment extended the term of the Services Agreement until December 31, 2027, subject to certain termination conditions.

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

10.1*	Amendment No. 2 to Services Agreement, dated effective as of October 31, 2022, by and among USA Compression Partners, LP, USA Compression GP, LLC and USA Compression Management Services, LLC
10.2*†	Separation and Restrictive Covenant Agreement and Full Release and Waiver of Claims dated August 23, 2022, with Matthew C. Liuzzi
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
101.1*
The following materials from USA Compression Partners, LP’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2022 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) our unaudited condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, (ii) our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021, (iii) our unaudited condensed consolidated statements of changes in partners’ capital (deficit) for the nine months ended September 30, 2022 and 2021, (iv) our unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021, and (v) the related notes to our unaudited condensed consolidated financial statements.

104*	The cover page from this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, formatted in Inline XBRL (included with Exhibit 101)
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

November 1, 2022	USA COMPRESSION PARTNERS, LP

	By:	USA Compression GP, LLC its General Partner

	By:	/s/ Michael C. Pearl
Michael C. Pearl
Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

	By:	/s/ G. Tracy Owens
G. Tracy Owens
Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)