Form 10-K
period 2022-12-31
USA Compression Partners, LP
filed 2023-02-14
CIK 1522727

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Registrant’s telephone number, including area code: (512) 473-2662
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units Representing Limited Partner Interests	USAC	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” or an “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of common units held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter was $849.6 million. This calculation does not reflect a determination that such persons are affiliates for any other purpose.
As of February 9, 2023, there were 98,257,639 common units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: NONE

i

Glossary
The abbreviations, acronyms, and industry terminology used in this Annual Report are defined as follows:

COVID-19	novel coronavirus 2019
Credit Agreement	Seventh Amended and Restated Credit Agreement, dated as of December 8, 2021, by and among USA Compression Partners, LP, as borrower, the guarantors party thereto from time to time, the lenders party thereto from time to time, as may be amended from time to time, and any predecessor thereto if the context so dictates
DERs	distribution equivalent rights
DRIP	distribution reinvestment plan
EBITDA	earnings before interest, taxes, depreciation, and amortization
EIA	United States Energy Information Agency
Energy Transfer	Energy Transfer LP, for periods following its merger with Energy Transfer Operating, L.P., and Energy Transfer Operating, L.P. for periods prior to such merger
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	generally accepted accounting principles of the United States of America
NYSE	New York Stock Exchange
Preferred Units	Series A Preferred Units representing limited partner interests in USA Compression Partners, LP
SEC	United States Securities and Exchange Commission
Senior Notes 2026	$725.0 million aggregate principal amount of senior notes due on April 1, 2026
Senior Notes 2027	$750.0 million aggregate principal amount of senior notes due on September 1, 2027
SOFR	Secured Overnight Financing Rate
U.S.	United States of America

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
Known material factors that could cause our actual results to differ from those represented within these forward-looking statements are described below, in Part I, Item 1A “Risk Factors” and in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:
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
New factors emerge from time to time, and it is not possible for us to predict or anticipate all factors that could affect results reflected in the forward-looking statements contained herein. Should one or more of the risks or uncertainties described in this Annual Report occur, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements.
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

All references in this section to the Partnership, as well as the terms “our,” “we,” “us,” and “its” refer to USA Compression Partners, LP, together with its consolidated subsidiaries, unless the context otherwise requires or where otherwise indicated.
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
As of December 31, 2022, we had 3,716,854 horsepower in our fleet. We provide compression services to our customers primarily in connection with infrastructure applications, including both allowing for the processing and transportation of natural gas through the domestic pipeline system and enhancing crude oil production through artificial lift processes. As such, our compression services play a critical role in the production, processing, and transportation of both natural gas and crude oil.
We provide compression services in shale plays throughout the U.S., including the Utica, Marcellus, Permian Basin, Delaware Basin, Eagle Ford, Mississippi Lime, Granite Wash, Woodford, Barnett, Haynesville, Niobrara, and Fayetteville shales. Demand for our services is driven by the domestic production of natural gas and crude oil. As such, we have focused our activities in areas with attractive natural gas and crude oil production, which generally are found in these shale and unconventional resource plays. According to studies promulgated by the EIA, the production and transportation volumes in these shale plays are expected to collectively increase over the long term. Furthermore, changes in production volumes and pressures of shale plays over time require a wider range of compression service levels than in conventional basins. We believe we are well-positioned to meet these changing operating conditions due to the operational design flexibility inherit within our compression-unit fleets.
Our business largely focuses on compression services serving infrastructure applications, including centralized natural gas gathering systems and processing facilities, which utilize large horsepower compression units, typically in shale plays. We also provide compression services in more mature basins, including gas lift applications on crude oil wells targeted by horizontal drilling techniques. Gas lift is a process by which natural gas is injected into the production tubing of an existing producing well to reduce hydrostatic pressure and allow the oil to flow at a higher rate. This process, and other artificial-lift technologies are critical to the enhancement of oil production from horizontal wells operating in tight shale plays.
We operate a modern fleet of compression units, with an average age of approximately 11 years. We acquire our compression units from third-party fabricators who build the units to our specifications, utilizing specific components from original equipment manufacturers and assembling the units in a manner that provides us the ability to meet certain operating condition thresholds. Our standard new-build compression units generally are configured for multiple compression stages, which allows us to operate our units across a broad range of operating conditions. The design flexibility of our units, particularly in midstream applications, allows us to enter into longer-term contracts and reduces the redeployment risk of our horsepower in the field. Our modern and standardized fleet, decentralized field level operating structure and technical proficiency in predictive and preventive maintenance and overhaul operations have enabled us to achieve average service run times consistently at or above the levels required by our customers and maintain high overall utilization rates for our fleet.
As part of our services, we engineer, design, operate, service, and repair our compression units and maintain related support inventory and equipment. The compression units in our modern fleet are designed to be easily adaptable to fit our customers’ changing compression requirements. Focusing on the needs of our customers and providing them with reliable and flexible compression services in geographic areas of attractive production helps us to generate stable and predictable cash flows in the near term.
We provide compression services to our customers under fixed-fee contracts with initial contract terms that typically range from six months to five years, depending on the application and location of the compression unit. We typically continue to provide compression services at a specific location beyond the initial contract term, either through contract renewal or on a month-to-month or longer basis. We primarily enter into fixed-fee contracts whereby our customers are required to pay our monthly fee even during periods of limited or disrupted throughput, which enhances the stability and predictability of our cash flows. We are not directly exposed to commodity price risk because we do not take title to the natural gas or crude oil involved in our services and because the natural gas used as fuel by our compression units is supplied by our customers without cost to us.
We provide compression services to major oil companies and independent producers, processors, gatherers and transporters of natural gas and crude oil. Regardless of the application for which our services are provided, our customers rely on the availability of the equipment used to provide compression services and our expertise to maximize the throughput of product, reduce fuel costs and minimize emissions. Our customers may have compression demands in conjunction with their field development projects in areas of the U.S. where we are not currently operating, and we continually consider further expansion of our geographic areas of operation in the U.S. based upon the level of customer demand. Our modern, flexible fleet of compression units, which have been designed to be rapidly deployed and redeployed throughout the country, provides us with opportunities to expand into other areas with both new and existing customers.
We also own and operate a fleet of equipment used to provide natural gas treating services, such as carbon dioxide and hydrogen sulfide removal and natural gas cooling and dehydration, to natural gas producers and midstream companies.
Our assets and operations are organized into a single reportable segment and all are located and operated within the U.S. See our consolidated financial statements, and the notes thereto, in Part II, Item 8 “Financial Statements and Supplementary Data” for financial information on our operations and assets; such information is incorporated herein by reference.
Our Operations
Compression Services
We provide compression services for a fixed monthly service fee. As part of our services, we engineer, design, operate, service, and repair our fleet of compression units and maintain related support inventory and equipment. In certain instances, we also engineer, design, install, operate, service, and repair certain ancillary equipment used in conjunction with our compression services. We consistently have provided average service run times at or above the levels required by our customers. In general, our team of field technicians services only our compression fleet and ancillary equipment. In limited circumstances, and for established customers, we will agree to service third-party owned equipment. We do not own any compression fabrication facilities.
Our Compression Fleet
The fleet of compression units that we own and use to provide compression services consists of specially engineered compression units that utilize standardized components, principally engines manufactured by Caterpillar Inc. and compressor frames and cylinders manufactured by Ariel Corporation. Our units can be rapidly and cost effectively modified for specific customer applications. As of December 31, 2022, the average age of our compression units was approximately 11 years. Our modern, standardized compression unit fleet is powered primarily by the Caterpillar 3400, 3500, and 3600 engine classes, which range from 401 to 5,000 horsepower per unit. These larger-horsepower units, which we define as 400 horsepower per unit or greater, represented 87.1% of our total fleet horsepower (including compression units on order) as of December 31, 2022. The remainder of our fleet consists of smaller-horsepower units ranging from 40 horsepower to 399 horsepower that are used primarily in gas lift applications. We believe the average age and overall composition of our compressor fleet result in fewer mechanical failures, lower fuel usage, and reduced environmental emissions.
The following table provides a summary of our compression units by horsepower as of December 31, 2022:

Unit Horsepower	Fleet Horsepower	Number of Units	Horsepower on Order (1)	Number of Units on Order	Total Horsepower	Number of Units	Percent of Total Horsepower	Percent of Units
Small horsepower
<400	502,012	2,956	—	—	502,012	2,956	12.9%	54.2%
Large horsepower
≥400 and <1,000	428,947	732	—	—	428,947	732	11.1%	13.4%
≥1,000	2,785,895	1,698	165,000	66	2,950,895	1,764	76.0%	32.4%
Total large horsepower	3,214,842	2,430	165,000	66	3,379,842	2,496	87.1%	45.8%
Total horsepower	3,716,854	5,386	165,000	66	3,881,854	5,452	100.0%	100.0%
________________________
(1)As of December 31, 2022, we had 66 large horsepower units, consisting of 165,000 horsepower, on order for delivery during 2023.
Many of our compression units contain devices that enable us to monitor the units remotely through cellular and satellite networks to supplement our technicians’ on-site monitoring visits. We intend to continue to selectively add remote monitoring systems to our new and existing fleet during 2023 where beneficial from an operational and financial standpoint. All of our compression units are designed to automatically shut down if operating conditions deviate from a pre-determined range.
We adhere to routine, preventive, and scheduled maintenance cycles. Each of our compression units is subjected to rigorous sizing and diagnostic analyses, including lubricating oil analysis and engine exhaust emission analysis. We have proprietary field-service automation capabilities that allow our service technicians to electronically record and track operating, technical, environmental, and commercial information at the discrete unit level. These capabilities allow our field technicians to identify potential problems and often act on them before such problems result in down-time.
Generally, we expect each of our compression units to undergo a major overhaul between service deployment cycles. The timing of these major overhauls depends on multiple factors, including run time and operating conditions. A major overhaul involves the periodic rebuilding of the unit to materially extend its economic useful life or to enhance the unit’s ability to fulfill broader or more diversified compression applications. Because our compression fleet is comprised of units of varying horsepower that have been placed into service with staggered initial on-line dates, we are able to schedule overhauls in a way that avoids excessive annual maintenance capital expenditures and minimizes the revenue impacts of down-time.
We believe that our customers, by outsourcing their compression requirements, can achieve higher compression run-times, which translates into increased volumes of either natural gas or crude oil production and, therefore, increased revenues. Utilizing our compression services also allows our customers to reduce their operating, maintenance, and equipment costs by allowing us to efficiently manage their changing compression needs. In many of our service contracts, we guarantee our customers availability (as described below) ranging from 95% to 98%, depending on field-level requirements.
Marketing and Sales
Our marketing and client service functions are performed on a coordinated basis by our sales team and field technicians. Salespeople, applications engineers, and field technicians qualify, analyze, and scope new compression applications as well as regularly visit our customers to ensure customer satisfaction, determine a customer’s needs related to existing services being provided, and determine the customer’s future compression service requirements. This ongoing communication allows us to quickly identify and respond to our customers’ compression requirements.
Customers
Our customers consist of approximately 275 companies in the energy industry, including major integrated oil companies, public and private independent exploration and production companies, and midstream companies. Our ten largest customers accounted for approximately 38%, 39%, and 35% of our total revenues for the years ended December 31, 2022, 2021, and 2020, respectively.
Suppliers and Service Providers
The principal manufacturers of components for our natural gas compression equipment include Caterpillar Inc., Cummins Inc., and Arrow Engine Company for engines; Air-X-Changers and Alfa Laval (US) for coolers; and Ariel Corporation, Cooper Machinery Services Gemini products, and Arrow Engine Company for compressor frames and cylinders. We also rely primarily on four vendors, A G Equipment Company, Alegacy Equipment, LLC., Standard Equipment Company, and Genis Holdings LLC, to package and assemble our compression units. Although we primarily rely on these suppliers, we believe alternative sources for natural gas compression equipment generally are available if needed. However, relying on alternative sources may increase our costs and change the standardized nature of our fleet. We have not experienced any material supply problems to date. Although lead-times for new Caterpillar engines and new Ariel compressor frames have in the recent past varied between six months and one year due to changes in demand and supply allocations, as of December 31, 2022, lead-times for such engines and frames are slightly more than one year. Please read Part I, Item 1A “Risk Factors – Risks Related to Our Business – We depend on a limited number of suppliers and are vulnerable to product shortages and price increases, which could have a negative impact on our results of operations”.
Competition
The compression services business is highly competitive. Some of our competitors have a broader geographic scope and greater financial and other resources than we do. On a regional basis, we experience competition from numerous smaller companies that may be able to more quickly adapt to changes within our industry and changes in economic conditions as a whole, more readily take advantage of available opportunities, and adopt more aggressive pricing policies. Additionally, the historical availability of attractive financing terms from financial institutions and equipment manufacturers has made the purchase of individual compression units more affordable to our customers. We believe that we compete effectively on the basis of price, equipment availability, customer service, flexibility in meeting customer needs, quality and reliability of our compressors, and related services. Please read Part I, Item 1A “Risk Factors – Risks Related to Our Business – We face significant competition that may cause us to lose market share and reduce our cash available for distribution”.
Seasonality
Our results of operations have not historically been materially affected by seasonality, and we do not currently have reason to believe that seasonal fluctuations will have a material impact in the foreseeable future.

Insurance
We believe that our insurance coverage is customary for the industry and adequate for our business. As is customary in the energy services industry, we review our safety equipment and procedures, and carry insurance against most, but not all, risks of our business. Losses and liabilities not covered by insurance would increase our costs. The compression business can be hazardous, involving unforeseen circumstances such as uncontrollable flows of gas or well fluids, fires and explosions, or environmental damage. To address the hazards inherent in our business, we maintain insurance coverage that, subject to significant deductibles, includes physical damage coverage, third-party general liability insurance, employer’s liability, environmental and pollution, and other coverage, although coverage for environmental- and pollution-related losses is subject to significant limitations. Under the terms of our standard compression services contract, we are responsible for maintaining insurance coverage on our compression equipment. Please read Part I, Item 1A “Risk Factors – General Risk Factors – We do not insure against all potential losses and could be seriously harmed by unexpected liabilities”.
Governmental Regulations
We are subject to stringent and complex federal, state, and local laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of human health, safety, and the environment. These regulations include compliance obligations for air emissions, water quality, wastewater discharges, and solid and hazardous waste disposal, as well as regulations designed for the protection of human health and safety, and threatened or endangered species. Compliance with these environmental laws and regulations may expose us to significant costs and liabilities and cause us to incur significant capital expenditures in our operations. We often are obligated to provide information to customers in obtaining permits or approvals in our operations from various federal, state, and local authorities. Permits and approvals can be denied or delayed, which may cause us to lose potential and current customers, interrupt our operations, and limit our growth and revenue. Moreover, failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, imposition of remedial obligations, and the issuance of injunctions delaying or prohibiting operations. Private parties also may have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage. While we believe that our operations are in substantial compliance with applicable environmental laws and regulations and that continued compliance with current requirements would not have a material adverse effect on us, we cannot predict whether our cost of compliance will materially increase in the future. Any changes in, or more stringent enforcement of, existing environmental laws and regulations, or passage of additional environmental laws and regulations that result in more stringent and costly pollution control equipment, waste handling, storage, transport, disposal, or remediation requirements could have a material adverse effect on our operations and financial position.
We do not believe that compliance with current federal, state, or local laws and regulations will have a material adverse effect on our business, financial position, results of operations, or cash flows. We cannot assure you, however, that future events such as changes in existing laws or regulations or enforcement policies, the promulgation of new laws or regulations, or the development or discovery of new facts or conditions or unforeseen incidents will not cause us to incur significant costs. The following is a discussion of material environmental and safety laws that relate to our operations. We believe that we are in substantial compliance with all of these environmental laws and regulations. Please read Part I, Item 1A “Risk Factors – Risks Related to Governmental Legislation and Regulation – We and our customers are subject to substantial environmental regulation, and changes in these regulations could increase our and their costs or liabilities and result in decreased demand for our services”.
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
Increased obligations of operators to reduce air emissions of nitrogen oxides and other pollutants from internal combustion engines in transmission service have been imposed by governmental authorities. For example, in 2010, the U.S. Environmental Protection Agency (“EPA”) published new regulations under the CAA to control emissions of hazardous air pollutants from existing stationary reciprocal internal combustion engines, also known as Quad Z regulations. The rule requires us to undertake certain expenditures and activities, including purchasing and installing emissions control equipment on certain compressor engines and generators.

In recent years, the EPA has lowered the National Ambient Air Quality Standards (“NAAQS”) for several air pollutants. For example, in 2015, the EPA finalized a rule strengthening the primary and secondary standards for ground-level ozone, both of which are eight-hour concentration standards of 70 parts per billion (the “2015 NAAQS”). In December 2020, the EPA announced its decision to retain, without changes, the 2015 NAAQS. After the EPA revises a NAAQS standard, the states are expected to establish revised attainment/non-attainment regions. State implementation of the 2015 NAAQS could result in stricter permitting requirements, delay, or prohibit our customers’ ability to obtain such permits, and result in increased expenditures for pollution-control equipment, which could impact our customers’ operations, increase the cost of additions to property and equipment, and negatively impact our business.
In 2012, the EPA finalized rules that establish new air emissions controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package included New Source Performance Standards (“NSPS”) to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emissions standards to address hazardous air pollutants frequently associated with crude oil and natural gas production and processing activities. The rules established specific new requirements regarding emissions from compressors and controllers at natural gas processing plants, dehydrators, storage tanks, and other production equipment, as well as the first federal air standards for natural gas wells that are hydraulically fractured. In June 2016, the EPA expanded these regulations when it published additional NSPS, known as Subpart OOOOa, that require certain new, modified, or reconstructed facilities in the oil and gas sector to reduce methane gas and VOC emissions. These Subpart OOOOa standards expanded the 2012 NSPS by mandating certain equipment-specific emissions control practices, requiring additional controls for pneumatic controllers and pumps as well as compressors, and imposing leak detection and repair requirements for natural gas compressor and booster stations. In addition, in November 2021, the EPA proposed a rule to further reduce methane and VOC emissions from new and existing sources in the oil and gas sector. In November 2022, the EPA issued a supplemental proposal to expand its November 2021 proposed rule.
Any additional regulation of air emissions from the oil and gas sector could result in increased expenditures for pollution control equipment, which could impact our customers’ operations and negatively impact our business.
We also are subject to air regulation at the state level. For example, the Texas Commission on Environmental Quality (“TCEQ”) has finalized revisions to certain air permit programs that significantly increase the air permitting requirements for new and certain existing oil and gas production and gathering sites for 15 counties in the Barnett Shale production area. The final rule establishes new emissions standards for engines, which could impact the operation of specific categories of engines by requiring the use of alternative engines, compressor packages, or the installation of aftermarket emissions control equipment. The rule became effective for the Barnett Shale production area in April 2011, with the lower emissions standards becoming applicable between 2015 and 2030 depending on the type of engine and the permitting requirements. The cost to comply with the revised air permit programs is not expected to be material at this time. However, the TCEQ has stated it will consider expanding application of the new air permit program statewide. At this point, we cannot predict the cost to comply with such requirements if the geographic scope is expanded.
There can be no assurance that future requirements compelling the installation of more sophisticated emissions control equipment would not have a material adverse impact on our business, financial condition, results of operations, and cash available for distribution.
Climate change. Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas, are examples of greenhouse gases (“GHGs”). In recent years, the U.S. Congress has considered legislation to reduce GHG emissions. At the federal level, the government could seek to pursue legislative, regulatory, or executive initiatives that may impose significant restrictions on fossil-fuel exploration and production and use, such as limitations or bans on hydraulic fracturing of oil and gas wells, bans or restrictions on new leases for production of minerals on federal properties, and imposing restrictive requirements on new pipeline infrastructure or fossil-fuel export facilities. The Inflation Reduction Act of 2022 (the “IRA 2022”) imposes a methane emissions charge on certain oil and gas facilities, including onshore petroleum and natural gas production facilities, that emit 25,000 metric tons or more of carbon dioxide equivalent gas per year and exceed certain emissions thresholds. While specific rules and regulations under the IRA 2022 have yet to be released, we do not believe that this methane fee will have a material adverse effect on our business, financial position, results of operations, or cash flows. Other energy legislation and initiatives could include a carbon tax or cap-and-trade program. At the state level, many states, including the states in which we or our customers conduct operations, have adopted legal requirements that have imposed new or more stringent permitting, disclosure, or well construction requirements on oil and gas activities. In addition, almost half of the states have begun to address GHG emissions, primarily through the planned development of emissions inventories or regional GHG cap-and-trade programs. Depending on the particular program, we could be required to control GHG emissions or to purchase and surrender allowances for GHG emissions resulting from our operations.
Independent of the U.S. Congress, the EPA undertook to adopt regulations controlling GHG emissions under its existing CAA authority. For example, in 2009, the EPA officially published its findings that emissions of carbon dioxide, methane, and other GHGs endanger human health and the environment, allowing the agency to proceed with the adoption of regulations that restrict emissions of GHG under existing provisions of the CAA. In 2009 and 2010, the EPA adopted rules regarding regulation of GHG emissions from motor vehicles and required the reporting of GHG emissions in the U.S. from specified large GHG emissions sources, including petroleum and natural gas facilities such as natural gas transmission compression facilities that emit 25,000 metric tons or more of carbon dioxide equivalent per year.
In addition, from time to time, there have been various proposals to regulate hydraulic fracturing at the federal level. Hydraulic fracturing involves the injection of water, sand, and chemicals under pressure into the rock formation to stimulate oil and gas production. Any limitations or bans on hydraulic fracturing at the federal level could increase the costs of operations for our customers who operate on federal land, and negatively impact our business.
Some states also have passed legislation or regulations regarding hydraulic fracturing. For example, in 2019, Colorado passed Senate Bill 19-181, which delegates authority to local governments to regulate oil and gas activities and requires the Colorado Oil and Gas Conservation Commission to minimize emissions of methane and other air contaminants. Some local communities have adopted additional restrictions for oil and gas activities, such as requiring greater setbacks, and some groups are petitioning local governments to ban hydraulic fracturing. If additional regulatory measures are adopted that ban or restrict production of natural gas through hydraulic fracturing, our customers could experience delays, limitations, or prohibitions on their activities. Such delays, limitations, or prohibitions could result in decreased demand for our services.
Litigation risks also are increasing, as several cities, local governments, and other plaintiffs have sued companies engaged in the exploration and production of fossil fuels in state and federal courts, alleging various legal theories to recover for the impacts of alleged global warming effects, such as rising sea levels. Many of these suits allege that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts. Although a number of these lawsuits have been dismissed, others remain pending and the outcome of these cases remains difficult to predict.
At the international level, nearly 200 nations entered into an international climate agreement at the 2015 United Nations Framework Convention on Climate Change in Paris, under which participating countries did not assume any binding obligation to reduce future emissions of GHGs but instead pledged to voluntarily limit or reduce future emissions. The Paris Agreement went into effect on November 4, 2016, and the U.S. formally rejoined in February 2021. The U.S. has established an economy-wide target of reducing its net GHG emissions by 50-52 percent below 2005 levels by 2030 and achieving net zero GHG emissions economy-wide by no later than 2050. In addition, certain U.S. city and state governments have announced their intention to satisfy their proportionate obligations under the Paris Agreement.
Although it is not currently possible to predict with specificity how any proposed or future GHG legislation, regulation, agreements or initiatives will impact our business, any legislation or regulation of GHG emissions that may be imposed in areas in which we conduct business or on the assets we operate, including a carbon tax or cap-and-trade program, could result in increased compliance or operating costs, additional operating restrictions, or reduced demand for our services, and could have a material adverse effect on our business, financial condition, and results of operations. Notwithstanding potential risks related to climate change, the EIA estimates that crude oil and natural gas will continue to represent a major share of energy use through 2050. However, recent activism directed at shifting funding away from companies with energy-related assets could result in limitations or restrictions on certain sources of funding for the energy sector, which could have an adverse effect on our ability to obtain external financing.
Finally, some scientists have concluded that increasing concentrations of GHG in Earth’s atmosphere may produce climate changes that have significant weather-related effects, such as increased frequency and severity of storms, droughts, floods, and other climatic events. If any of those effects were to occur, they could have an adverse effect on our or our customers’ assets and operations, or result in increased cost or difficulty obtaining insurance. Another possible consequence of climate change is increased volatility in seasonal temperatures. The market for natural gas liquids (“NGLs”) and natural gas generally is impacted by periods of colder weather and warmer weather, so any changes in climate could affect the market for these fuels, and thus demand for our services. Despite the use of the term “global warming” as a shorthand for climate change, some studies indicate that climate change could cause some areas to experience temperatures substantially colder than their historical averages. As a result, it is difficult to predict how the market for our services could be affected by increased temperature volatility.
We recognize the need to decrease emissions and integrate alternative energy sources into our operations, and we actively pursue economically beneficial opportunities to reduce our environmental footprint. To that end, we have continued the commercialization of dual-drive technology in our natural gas compression services, deploying our first compression units with dual-drive technology in the third quarter of 2022. Dual-drive technology offers the ability to switch compression drivers between an electric motor and a natural gas engine, to reduce our emissions of nitrogen oxide, carbon monoxide, carbon dioxide, and VOCs.

Water discharge. The Clean Water Act (“CWA”) and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the U.S. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The CWA and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit. The CWA also requires the development and implementation of spill prevention, control, and countermeasures, including the construction and maintenance of containment berms and similar structures, if required, to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture, or leak at such facilities. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil, and criminal penalties as well as other enforcement mechanisms for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.
Our compression operations do not generate process wastewaters that are discharged to waters of the U.S. In any event, our customers assume responsibility under the majority of our standard natural gas compression contracts for obtaining any permits that may be required under the CWA, whether for discharges or developing property by filling wetlands. On January 18, 2023, the EPA and the U.S. Army Corps of Engineers issued a final rule revising the standard for what constitutes jurisdictional waters and wetlands subject to the protections and requirements of the CWA. Several lawsuits challenging the final rule have been filed in federal court. In addition, the U.S. Supreme Court has granted review of Sackett vs. EPA, which involves issues related to CWA scope and jurisdiction. The Court’s decision in Sackett, which is expected in the coming months, could impact the validity of the final rule and trigger further regulatory action. Changes to the jurisdictional reach of the CWA could cause our customers to face increased costs and delays due to additional permitting and regulatory requirements, and possible challenges to permitting decisions.
Safe Drinking Water Act. A significant portion of our customers’ natural gas production is developed from unconventional sources that require hydraulic fracturing as part of the completion process. Legislation to amend the Safe Drinking Water Act (“SDWA”) to repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, have been proposed from time to time and the U.S. Congress continues to consider legislation to amend the SDWA. Several states also have proposed or adopted legislative or regulatory restrictions on hydraulic fracturing, including prohibitions on the practice. We cannot predict the future of such legislation and what additional, if any, provisions would be included. If additional levels of regulation, restrictions, and permits were required through the adoption of new laws and regulations at the federal or state level, or if the agencies that issue the permits develop new interpretations of those requirements, it could lead to delays, increased operating costs, and process prohibitions that could reduce demand for our compression services, which could materially adversely affect our revenue and results of operations.
Site remediation. The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and comparable state laws may impose strict, joint, and several liability without regard to fault or the legality of the original conduct on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include the current and former owners and operators of the site where the hazardous substance release occurred and any company that transported, disposed of, or arranged for the transport or disposal of the hazardous substance released at the site. Under CERCLA, such persons may be liable for the costs of remediating the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. In addition, where contamination may be present, neighboring landowners and other third parties sometimes file claims for personal injury, property damage, and recovery of response costs. While we generate materials in the course of our operations that may be regulated as hazardous substances, we have not received notification that we may be potentially responsible for cleanup costs under CERCLA at any site.
While we do not currently own or lease any material facilities or properties for storage or maintenance of our idle compression units, we may use third-party properties for such storage and possible maintenance and repair activities. In addition, our revenue-generating compression units typically are installed on properties owned or leased by third-party customers and operated by us pursuant to terms set forth in the natural gas compression services contracts executed by those customers. Under most of our natural gas compression services contracts, our customers must contractually indemnify us for certain damages we may suffer as a result of the release into the environment of hazardous and toxic substances. We are not currently responsible for any remedial activities at any properties we use; however, there always is the possibility that our future use of those properties may result in spills or releases of petroleum hydrocarbons, wastes, or other regulated substances into the environment that may cause us to become subject to remediation costs and liabilities under CERCLA, the Resource Conservation and Recovery Act or other environmental laws. We cannot provide any assurance that the costs and liabilities associated with the future imposition of such remedial obligations upon us would not have a material adverse effect on our operations or financial position.

Safety and health. The Occupational Safety and Health Act (“OSHA”) and comparable state laws strictly govern the protection of the health and safety of employees. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA, and similar state statutes require that we organize and, as necessary, disclose information about hazardous materials used or produced in our operations to various federal, state, and local agencies, as well as to employees.
Human Capital Management
USA Compression Management Services, LLC (“USAC Management”), a wholly owned subsidiary of the General Partner, performs certain management and other administrative services for us, such as accounting, corporate development, finance, and legal. All of our employees, including our executive officers, are employees of USAC Management. As of December 31, 2022, USAC Management had 730 full-time employees. None of our employees are subject to collective bargaining agreements. We consider our employee relations to be good.
Our employees are our greatest asset, and we seek to attract and retain top talent by fostering a culture that is guided by our four pillars of people, culture, equipment, and service. These four pillars rest on a foundation of safety and guide our values in a manner that respects all people with a commitment to safety and the environments where we operate.
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
We believe strict adherence to our Code of Business Conduct and Ethics is not only right, but is in our best interest and the best interest of our unitholders, our customers, and the industry in general. In all instances, our policies require that the business of the Partnership be conducted in a lawful and ethical manner. Every employee acting on behalf of the Partnership must adhere to our policies. Please refer to Part III, Item 10 “Directors, Executive Officers, and Corporate Governance” for additional information on our Code of Business Conduct and Ethics.
Commitment to Safety. We have a strong commitment to safety. We provide continuous training opportunities for employees, including training that is required by applicable laws, regulations, standards, and permit conditions. Our safety standards and expectations are clearly communicated to all employees with the expectation that each individual has the obligation to make safety their highest priority. Our safety culture promotes an open environment for discovering, resolving, and sharing safety challenges. We strive to eliminate unwanted safety events and support our safety culture through a comprehensive program that includes a dedicated field operations-based safety team, monthly employee safety meetings, and safety audits, among other things. A portion of our senior management bonuses and field leadership bonuses are dependent on our safety performance. We promote employee empowerment, leadership, communication, and personal responsibility to comply with standard operating procedures and regulatory requirements, effective risk reduction processes, and personal wellness. Our goal is operational excellence, which includes maintaining an injury- and incident-free workplace. To achieve this, we strive to hire and maintain a highly qualified and dedicated workforce, and create a safety culture with safety accountability as part of our daily operations. The OSHA Total Recordable Incident Rate (“TRIR”) is a key performance indicator by which we evaluate the success of our safety program. TRIR provides a measure of occupational safety performance for the year by calculating the number of recordable incidents compared to the total number of hours worked by all employees. Out of approximately 1.65 million hours worked in 2022, our TRIR was 0.12 for 2022 versus the 2022 industry average of 0.70. We believe our low TRIR speaks to our investment in and focus on safety.
Available Information
Our website address is usacompression.com. We make available, free of charge at the “Investor Relations” section of our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The information contained on our website does not constitute part of this report.
The SEC maintains a website that contains these reports at sec.gov.

ITEM 1A.    Risk Factors
As described in Part I “Disclosure Regarding Forward-Looking Statements,” this report contains forward-looking statements regarding us, our business, and our industry. The risk factors described below, among others, could cause our actual results to differ materially from the expectations reflected in the forward-looking statements. If any of the following risks were to materialize, our business, financial condition or results of operations could be materially and adversely affected. In that case, we might not be able to continue to pay our current quarterly distribution on our common units or increase the level of such distributions in the future, and the trading price of our common units could decline.
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
•Our customers may choose to vertically integrate their operations by purchasing and operating their own compression fleet, increasing the number of compression units they currently own, or using alternative technologies for enhancing crude oil production, which could result in a decrease in our revenues and cash available for distribution to unitholders.
•A significant portion of our services are provided to customers on a month-to-month basis, and we cannot be sure that such customers will continue to utilize our services. A discontinuation of our services by a significant number of these customers could have a material adverse effect on our business, results of operations, financial condition, and cash available for distribution.
•Our debt level, including any increases in interest rates, may limit our flexibility in obtaining additional financing, pursuing other business opportunities, and paying distributions.
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
•Our ability to fund purchases of additional compression units and expansion capital expenditures in the future is dependent on our ability to access external capital, and if we are unable to access this external capital, we may be limited in our ability to grow our operations or maintain or increase our distributions.
Risks Related to Governmental Legislation and Regulation
•We and our customers are subject to substantial environmental regulation, and changes in these regulations could increase our and their costs or liabilities and result in decreased demand for our services.
•New regulations, proposed regulations, and proposed modifications to existing regulations under the Clean Air Act, if implemented, could result in increased compliance costs.
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
•The Partnership Agreement restricts the remedies available to our unitholders for actions taken by the General Partner that otherwise might constitute breaches of fiduciary duty.
•The Partnership Agreement restricts the voting rights of unitholders owning 20% or more of our common units.
•We may issue additional limited partner interests without the approval of unitholders, subject to certain Preferred Unit approval rights, which would dilute unitholders’ existing ownership interests and may increase the risk that we will not have sufficient available cash to maintain or increase our per-common-unit distribution level.
•The General Partner has a call right that may require holders of our common units to sell their common units at an undesirable time or price.
•Unitholders may not have limited liability if a court finds that limited partner actions constitute control of our business.
•Unitholders may have liability to repay distributions that were wrongfully distributed to them.
•Our Partnership Agreement designates the Court of Chancery of the State of Delaware as the exclusive forum for certain types of actions and proceedings that may be initiated by our unitholders, which would limit our unitholders’ ability to choose the judicial forum for disputes with us or our General Partner’s directors, officers, or other employees.
Tax Risks to Common Unitholders
•Our tax treatment depends on our status as a partnership for federal income tax purposes. If the Internal Revenue Service (“IRS”) were to treat us as a corporation for federal income tax purposes or if we were to become subject to material additional amounts of entity-level taxation for state tax purposes, then our cash available for distribution would be substantially reduced.
•The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial, or administrative changes or differing interpretations, possibly applied on a retroactive basis.
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
•Unitholders will be subject to limitation on their ability to deduct interest expense incurred by us.
•Non-U.S. unitholders will be subject to U.S. taxes and withholding with respect to their income and gain from owning our units.
•We treat each purchaser of our common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of our common units.
•We generally prorate our items of income, gain, loss, and deduction for federal income tax purposes between transferors and transferees of our units each month based on the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss, and deduction among our unitholders.
•We have adopted certain valuation methodologies in determining a unitholder’s allocations of income, gain, loss, and deduction. The IRS may challenge these methodologies or the resulting allocations, and such a challenge could adversely affect the value of our common units.
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
To make cash distributions at our current distribution rate of $0.525 per common unit per quarter, or $2.10 per common unit per year, we will require available cash of $51.6 million per quarter, or $206.3 million per year, based on the number of common units outstanding as of February 9, 2023.
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
Under our cash distribution policy, the amount of cash we can distribute to our unitholders principally depends on the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:
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
•state sales and use taxes that may be levied on us by the states in which we operate;
•fluctuations in our working capital needs;
•restrictions contained in the Credit Agreement or the Indentures (the “Indentures”) governing the Senior Notes 2026 and Senior Notes 2027 (collectively, the “Senior Notes”);
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
The demand for our compression services depends on the continued demand for, and production of, natural gas and crude oil. Demand may be affected by, among other factors, natural gas prices, crude oil prices, weather, availability of alternative energy sources, global health pandemics (such as COVID-19), governmental regulation, geopolitical events, and the overall demand for energy. Any extended reduction in the demand for natural gas or crude oil could depress the level of production activity and result in a decline in the demand for our compression services, which could result in a reduction in our revenues and our cash available for distribution.

In particular, lower natural gas or crude oil prices over the long term could result in a decline in the production of natural gas or crude oil, respectively, resulting in reduced demand for our compression services. For example, the North American rig count, as measured by Baker Hughes, hit a 2014 peak of 1,931 rigs on September 12, 2014, and at that time, Henry Hub natural gas spot prices were $3.82 per one million British thermal units (“MMBtu”), and West Texas Intermediate (“WTI”) crude oil spot prices were $92.18 per barrel. By contrast, the North American rig count had decreased to 404 rigs on May 20, 2016, and at that time, Henry Hub natural gas spot prices were $1.81 per MMBtu, and WTI crude oil spot prices were $47.67 per barrel. This slowdown in new drilling activity caused some pressure on service rates for new and existing services and contributed to a decline in our fleet utilization rates during 2015 and into 2016.
Following disputes between the members of OPEC+ about production levels and the price of crude oil, and amid the outbreak of COVID-19, the price of crude oil declined rapidly beginning in March 2020. At the end of December 2020, the North American rig count was 351 rigs, the price of WTI crude oil was $48.35 per barrel, and Henry Hub natural gas spot prices were $2.36 per MMBtu. The decline in commodity prices and the demand for and production of crude oil and natural gas resulted in a decline in the demand for our compression services, which caused in a reduction of our revenues and our cash available for distribution in 2020 and 2021. In addition, a small portion of our fleet is used in gas lift applications in connection with crude oil production using horizontal drilling techniques. During periods of low crude oil prices, we typically experience pressure on service rates and utilization from our customers in gas lift applications, and we experienced such effects in 2020, as an example. Any future decreases in the rate at which crude oil and natural gas reserves are developed, whether due to increased governmental regulation, low commodity pricing environment, limitations on exploration and production activity, or other factors, could have a material adverse effect on our business.
Additionally, unconventional sources, such as shales, tight sands, and coalbeds, can be less economically feasible to produce in low commodity price environments, in part due to costs related to compression requirements, and a reduction in demand for natural gas or gas lift for crude oil may cause such sources of natural gas or crude oil to become uneconomic to drill and produce, which has negatively impacted, and may again in the future negatively impact, the demand for our services. Further, if demand for our services decreases going forward, we may be asked to renegotiate our service contracts at lower rates.
Pandemics and other public health crises, including the ongoing global COVID-19 pandemic, may have an adverse effect on our business and results of operations.
Pandemics, such as the COVID-19 pandemic, or other public health crises could significantly reduce the demand for, price of, and level of production of natural gas and crude oil, which could have an adverse impact on our business and results of operations. The COVID-19 pandemic that began in early 2020 caused volatility in the capital markets and negatively impacted the worldwide economy, including the oil and gas industry. Demand for crude oil and natural gas declined in 2020 due in part to the COVID-19 pandemic and associated government-imposed restrictions and decreased consumer demand. This reduced demand also contributed to a decline in commodity prices and production. These declines had, and may again in the future have, a negative impact on many of our customers involved in the domestic exploration and production of crude oil and natural gas, which in turn had and may again have, an adverse effect on our business and results of operations.
A reduction in the demand for, price of, and level of production of natural gas and crude oil in the regions where we provide compression services potentially could cause:
•a negative impact on our results of operations and financial condition;
•the deterioration of the financial condition of our customers, suppliers, and vendors;
•a hindrance on our ability to pay distributions, service our debt and other liabilities, and comply with certain restrictive financial covenants in the Credit Agreement and the Indentures;
•renegotiations of our service contracts at lower rates; and
•additional costs to us, which could be significant, in connection with litigation and bankruptcies resulting from customer financial deterioration.
Furthermore, market volatility could increase our cost of capital and block our access to the equity and debt capital markets, which could eventually impede our ability to grow, make distributions to our unitholders at current levels, and comply with the terms of our debt agreements.
Additionally, if COVID-19 or other pandemics were to significantly spread into our workforce, this could hinder our ability to provide services and otherwise perform our contractual obligations to our customers. The duration of any pandemic, including COVID-19, and the magnitude of its repercussions cannot be reasonably estimated at this time, and depending on the duration and severity of the pandemic, it could materially adversely affect our financial condition and results of operations.

We have several key customers. The loss of any of these customers would result in a decrease in our revenues and cash available for distribution.
We provide compression services under contracts with several key customers. The loss of one of these key customers may have a greater effect on our financial results than for a company with a more diverse customer base. Our ten largest customers accounted for approximately 38%, 39%, and 35% of our total revenues for the years ended December 31, 2022, 2021, and 2020, respectively. The loss of all or even a portion of the compression services we provide to our key customers, as a result of competition or otherwise, could have a material adverse effect on our business, results of operations, financial condition, and cash available for distribution.
We face significant competition that may cause us to lose market share and reduce our cash available for distribution.
The natural gas compression business is highly competitive. Some of our competitors have a broader geographic scope and greater financial and other resources than we do. Our ability to renew or replace existing contracts with our customers at rates sufficient to maintain current revenue and cash flows could be adversely affected by the activities of our competitors and our customers. If our competitors substantially increase the resources they devote to the development and marketing of competitive services or substantially decrease the prices at which they offer their services, we may be unable to compete effectively. Some of these competitors may expand or construct newer, more powerful, or more flexible compression fleets, which would create additional competition for us. All of these competitive pressures could have a material adverse effect on our business, results of operations, financial condition, and cash available for distribution.
Our customers may choose to vertically integrate their operations by purchasing and operating their own compression fleet, increasing the number of compression units they currently own, or using alternative technologies for enhancing crude oil production, which could result in a decrease in our revenues and cash available for distribution to unitholders.
Our customers that are significant producers, processors, gatherers, and transporters of natural gas and crude oil may choose to vertically integrate their operations by purchasing and operating their own compression fleets in lieu of using our compression services. The historical availability of attractive financing terms from financial institutions and equipment manufacturers facilitates this possibility by making the purchase of individual compression units more affordable to our customers. In addition, there are many technologies available for the artificial enhancement of crude oil production, and our customers may elect to use these alternative technologies instead of the gas lift compression services we provide. Such vertical integration, increases in vertical integration, or use of alternative technologies could result in decreased demand for our compression services, which may have a material adverse effect on our business, results of operations, financial condition, and reduce our cash available for distribution.
A significant portion of our services are provided to customers on a month-to-month basis, and we cannot be sure that such customers will continue to utilize our services. A discontinuation of our services by a significant number of these customers could have a material adverse effect on our business, results of operations, financial condition, and cash available for distribution.
Our contracts typically have initial terms between six months to five years, depending on the application and location of the compression unit. After the expiration of the initial term, the contract continues on a month-to-month or longer basis until terminated by us or our customers upon notice as provided for in the applicable contract. For the year ended December 31, 2022, approximately 29% of our compression services on a revenue basis were provided on a month-to-month basis to customers who continue to utilize our services following expiration of the primary term of their contracts. These customers can generally terminate their month-to-month compression services contracts on 30 days’ written notice. If a significant number of these customers were to terminate their month-to-month services, or attempt to renegotiate their month-to-month contracts at substantially lower rates, it could have a material adverse effect on our business, results of operations, financial condition, and cash available for distribution.
Our debt level, including any increases in interest rates, may limit our flexibility in obtaining additional financing, pursuing other business opportunities, and paying distributions.
As of December 31, 2022, we had $2.1 billion of total debt, net of amortized deferred financing costs, outstanding under our Credit Agreement and Senior Notes.
The Credit Agreement has an aggregate commitment of $1.6 billion (subject to availability under our borrowing base), with a further potential increase of up to $200 million. The Credit Agreement matures on December 8, 2026, except that if any portion of the Senior Notes 2026 are outstanding on December 31, 2025, the Credit Agreement will mature on December 31, 2025. As of December 31, 2022, we had outstanding borrowings under the Credit Agreement of $646.0 million, $954.0 million of availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $333.1 million.
As of December 31, 2022, we had $725.0 million and $750.0 million aggregate principal amount outstanding on our Senior Notes 2026 and Senior Notes 2027, respectively. The Senior Notes 2026 and Senior Notes 2027 accrue interest at the rate of 6.875% per year.
Our ability to incur additional debt also is subject to limitations in the Credit Agreement, including certain financial covenants. As of December 31, 2022, our leverage ratio under the Credit Agreement was 4.76x. Financial covenants in the Credit Agreement permit a maximum leverage ratio of not greater than 5.50 to 1.00 through the third fiscal quarter of 2023 and 5.25 to 1.00 thereafter (except that we may increase the applicable Total Leverage Ratio by 0.25 for any fiscal quarter during which a Specified Acquisition (as defined in the Credit Agreement) occurs and the following two fiscal quarters, but in no event shall the maximum Total Leverage Ratio exceed 5.50 to 1.00 for any fiscal quarter as a result of such increase); an Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 2.50 to 1.00; and a Secured Leverage Ratio (as defined in the Credit Agreement) of not greater than 3.00 to 1.00 or less than 0.00 to 1.00. As of February 9, 2023, we had outstanding borrowings under the Credit Agreement of $677.0 million.
Our level of debt could have important consequences to us, including the following:
•our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions, or other purposes may not be available, or such financing may not be available on favorable terms;
•we will need a portion of our cash flow to make payments on our indebtedness, reducing the funds that otherwise would be available for operating activities, future business opportunities, and distributions; and
•our debt level will make us more vulnerable than our competitors with less debt to competitive pressures or a downturn in our business or the economy generally.
Our ability to service our debt will depend on, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory, and other factors, some of which are beyond our control. In addition, our ability to service our debt under the Credit Agreement could be impacted by market interest rates, as all of our outstanding borrowings under the Credit Agreement are subject to variable interest rates that fluctuate with changes in market interest rates. A substantial increase in the interest rates applicable to our variable-rate indebtedness outstanding could have a material negative impact on our cash available for distribution. Based on our December 31, 2022, variable-rate indebtedness outstanding, a one percent increase in the effective interest rate would result in an annual increase in our interest expense of approximately $6.5 million. If our operating results are not sufficient to service our current or future indebtedness, we could be forced to take actions such as reducing the level of distributions on our common units, curtailing or delaying our business activities, acquisitions, investments or capital expenditures, selling assets, restructuring or refinancing our debt, or seeking additional equity capital. We may be unable to effect any of these actions on terms satisfactory to us or at all.
We depend on a limited number of suppliers and are vulnerable to product shortages and price increases, which could have a negative impact on our results of operations.
The substantial majority of the components for our natural gas compression equipment are supplied by Caterpillar Inc., Cummins Inc., and Arrow Engine Company for engines; Air-X-Changers and Alfa Laval (US) for coolers; and Ariel Corporation, Cooper Machinery Services Gemini products, and Arrow Engine Company for compressor frames and cylinders. Our reliance on these suppliers involves several risks, including price increases and a potential inability to obtain an adequate supply of required components in a timely manner. In addition, supply chain disruptions (including those caused by COVID-19 lockdowns or geopolitical events, such as the ongoing military conflict involving Russia and Ukraine) may harm our suppliers and further complicate existing supply chain constraints. We also rely primarily on four vendors, A G Equipment Company, Alegacy Equipment, LLC., Standard Equipment Company, and Genis Holdings LLC, to package and assemble our compression units. We do not have long-term contracts with these suppliers or packagers, and a partial or complete loss of any of these sources could have a negative impact on our results of operations and could damage our customer relationships. Some of these suppliers manufacture the components we purchase in a single facility, and any damage to that facility or slowdown or closure of that facility for any reason, including labor shortages or labor disputes, could lead to significant delays in delivery of completed compression units to us.
Additionally, if we are not able to pass along increases to our costs due to inflation on parts, fluids, labor, and other aspects of our business, it may adversely affect our results of operations and cash flows.

We may be unable to grow our cash flows if we are unable to expand our business, which could limit our ability to maintain or increase the level of distributions to our common unitholders.
A principal focus of our strategy is to maintain or increase our per-common-unit distribution by expanding our business over time. Our future growth will depend on several factors, some of which we cannot control. These factors include our ability to:
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
•complete accretive acquisitions;
•obtain required debt or equity financing on favorable terms for our existing and new operations; and
•meet customer-specific contract requirements or pre-qualifications.
If we do not achieve our expected growth, we may not be able to maintain or increase the level of distributions on our common units, likely causing the market price of our common units to decline.
We may be unable to grow successfully through acquisitions, which may negatively impact our operations and limit our ability to maintain or increase the level of distributions on our common units.
From time to time, we may choose to make business acquisitions, such as the CDM Acquisition, to pursue market opportunities, increase our existing capabilities, and expand into new geographic areas of operations. While we have reviewed acquisition opportunities in the past and will continue to do so in the future, we may not be able to identify attractive acquisition opportunities or successfully acquire identified targets.
Any acquisitions we do complete may require us to issue a substantial amount of equity or incur a substantial amount of indebtedness. If we consummate any future material acquisitions, our capitalization may change significantly, and unitholders will not have the opportunity to evaluate the economic, financial, and other relevant information that we will consider in connection with any future acquisition. Furthermore, competition for acquisition opportunities may escalate, increasing our costs of pursuing acquisitions or causing us to refrain from making acquisitions.
Also, our reviews of proposed business or asset acquisitions are inherently imperfect because generally it is not feasible to perform an in-depth review of each such proposal given time constraints imposed by sellers. Even if performed, a detailed review of assets and businesses may not reveal existing or potential problems, and may not provide sufficient familiarity with such business or assets to fully assess their deficiencies and potential. Inspections may not be performed on every asset, and environmental problems, such as groundwater contamination, may not be observable even when an inspection is undertaken.
Our ability to fund purchases of additional compression units and expansion capital expenditures in the future is dependent on our ability to access external capital, and if we are unable to access this external capital, we may be limited in our ability to grow our operations or maintain or increase our distributions.
The Partnership Agreement requires us to distribute all of our available cash to our unitholders (excluding prudent operating reserves). We expect that we will rely primarily on cash generated by operating activities and, where necessary, borrowings under the Credit Agreement, and the issuance of debt and equity securities, to fund expansion capital expenditures. However, we may not be able to obtain equity or debt financing on terms favorable to us or at all. To the extent we are unable to finance growth through external sources efficiently, our ability to maintain or increase the level of distributions on our common units could be significantly impaired. In addition, because we distribute all of our available cash, excluding prudent operating reserves, we may not grow as quickly as businesses that are able to reinvest their available cash to expand ongoing operations.
There are no limitations in the Partnership Agreement on our ability to issue additional equity securities, including securities ranking senior to the common units, subject to certain restrictions in the Partnership Agreement limiting our ability to issue units senior to or pari passu with the Preferred Units. To the extent we issue additional equity securities, including common units and preferred units, the payment of distributions on those additional securities may increase the risk that we will be unable to maintain or increase our per-common-unit distribution level. Similarly, our incurrence of borrowings or other debt to finance our growth strategy would increase our interest expense, which in turn would decrease our cash available for distribution.
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
•prepay, redeem, or repurchase certain debt;
•issue certain preferred units or similar equity securities;
•make investments;
•sell assets;
•incur liens;
•enter into transactions with affiliates;
•alter the businesses we conduct;
•enter into agreements restricting our subsidiaries’ ability to pay distributions; and
•consolidate, merge, or sell all or substantially all of our assets.
In addition, the Credit Agreement contains certain operating and financial covenants that require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to comply with those covenants and meet those financial ratios and tests can be affected by events beyond our control, including prevailing economic, financial, and industry conditions. If market or other conditions deteriorate, our ability to comply with these covenants may be impaired.
A breach of the covenants or restrictions under the Credit Agreement or the Indentures could result in an event of default, in which case a significant portion of our indebtedness may become immediately due and payable and any other debt to which a cross-acceleration or cross-default provision applies also may be accelerated, our lenders’ commitment to make further loans to us may terminate, and we may be prohibited from making distributions to our unitholders. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. If we were unable to repay amounts due and payable under the Credit Agreement, those lenders could proceed against the collateral securing that indebtedness. We may not be able to replace the Credit Agreement, or if we are, any subsequent replacement of the Credit Agreement or any new indebtedness could be equally or more restrictive.
These restrictions may negatively affect our ability to grow in accordance with our strategy. In addition, our financial results, substantial indebtedness, and credit ratings could adversely affect the availability and terms of our financing. Please read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Revolving Credit Facility and – Senior Notes”.
The deterioration of the financial condition of our customers could adversely affect our business.
During times when the natural gas or crude oil markets weaken, such as during the COVID-19 pandemic, our customers are more likely to experience financial difficulties, including being unable to access debt or equity financing, which could result in a reduction in our customers’ spending for our services. For example, our customers could seek to preserve capital by using lower-cost providers, not renewing month-to-month contracts, or determining not to enter into any new compression service contracts. A significant decline in commodity prices may cause certain of our customers to reconsider their near-term capital budgets, which may impact large-scale natural gas infrastructure and crude oil production activities. Reduced demand for our services could adversely affect our business, results of operations, financial condition, and cash flows.

We are exposed to counterparty credit risk. Nonpayment and nonperformance by our customers, suppliers, or vendors could reduce our revenues, increase our expenses, and otherwise have a negative impact on our ability to conduct our business, operating results, cash flows, and ability to make distributions to our unitholders.
Weak economic conditions and widespread financial distress, including as a result of the COVID-19 pandemic, did and could again reduce the liquidity of our customers, suppliers, or vendors, making it more difficult for them to meet their obligations to us. We therefore are subject to heightened risks of loss resulting from nonpayment or nonperformance by our customers, suppliers, and vendors. Severe financial problems encountered by our customers, suppliers, and vendors could limit our ability to collect amounts owed to us, or to enforce the performance of obligations owed to us under contractual arrangements. In the event that any of our customers was to enter into bankruptcy, we could lose all or a portion of the amounts owed to us by such customer, and we may be forced to cancel all or a portion of our service contracts with such customer at significant expense to us. For example, as of December 31, 2022, one customer accounted for 13% of our trade accounts receivable, net balance. If this customer was to enter bankruptcy or failed to pay us, it could adversely affect our business, results of operations, financial condition, and cash flows.
In addition, nonperformance by suppliers or vendors who have committed to provide us with critical products or services could raise our costs or interfere with our ability to successfully conduct our business. All of the above may be exacerbated in the future by the COVID-19 pandemic and the governmental responses thereto.
The Preferred Units have rights, preferences, and privileges that are not held by, and are preferential to the rights of, holders of our common units.
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
The Preferred Units are convertible into common units in accordance with the terms of the Partnership Agreement by the holders of the Preferred Units or by us in certain circumstances. Our obligation to pay distributions on the Preferred Units, or on the common units issued following the conversion of the Preferred Units, could impact our liquidity and reduce the amount of cash flow available for working capital, capital expenditures, growth opportunities, acquisitions, and other general Partnership purposes. Our obligations to the holders of the Preferred Units also could limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. See Note 10 to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data.”
Restrictions in the Partnership Agreement related to the Preferred Units may limit our ability to make distributions to our common unitholders and our ability to capitalize on acquisition and other business opportunities.
The operating and financial restrictions and covenants in the Partnership Agreement related to the Preferred Units could restrict our ability to finance future operations or capital needs, or to expand or pursue our business activities. The Partnership Agreement restricts or limits our ability (subject to certain exceptions) to:
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
We have recorded $275.0 million of identifiable intangible assets, net, as of December 31, 2022. Any event that causes a reduction in demand for our services could result in a reduction of our estimates of future cash flows and growth rates in our business. These events could cause us to record impairments of identifiable intangible assets.
If we determine that any of our identifiable intangible assets are impaired, we will be required to take an immediate charge to earnings with a corresponding reduction of partners’ capital resulting in an increase in balance sheet leverage as measured by debt to total capitalization.
Impairment to the carrying value of long-lived assets could reduce our earnings.
We have a significant number of long-lived assets on our Consolidated Balance Sheets. Under GAAP, we are required to review our long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be recoverable or such assets will no longer be utilized in the operating fleet. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If business conditions or other factors cause the expected undiscounted cash flows to decline, we may be required to record non-cash impairment charges. Events and conditions that could result in impairment in the value of our long-lived assets include changes in the industry in which we operate, competition, advances in technology, adverse changes in the regulatory environment, or other factors leading to a reduction in our expected long-term profitability. For example, for the years ended December 31, 2022, 2021, and 2020, we evaluated the future deployment of our idle fleet assets under then-existing market conditions and retired 15, 26, and 37 compressor units, respectively, for a total of approximately 3,200, 11,000, and 15,000 aggregate horsepower, respectively, that previously were used to provide compression services in our business. As a result, we recorded impairments of compression equipment of $1.5 million, $5.1 million, and $8.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Our ability to manage and grow our business effectively may be adversely affected if we lose key management or operational personnel.
We depend on the continuing efforts of our executive officers and the departure of any of our executive officers could have a significant negative effect on our business, operating results, financial condition, and on our ability to compete effectively in the marketplace.
Additionally, our ability to hire, train, and retain qualified personnel will continue to be important and could become more challenging as we grow and to the extent energy industry market conditions are competitive. When labor markets are tight, such as when general industry conditions are favorable, the competition for experienced operational and field technicians increases as other energy and manufacturing companies’ needs for the same personnel increases. Our ability to grow or even to continue our current level of service to our current customers could be adversely impacted if we are unable to successfully hire, train, and retain these important personnel.
Integration of assets acquired in past acquisitions or future acquisitions with our existing business can be complex, time-consuming, and costly, particularly in the case of material acquisitions such as the CDM Acquisition, which significantly increased our size and expanded the geographic areas in which we operate. A failure to successfully integrate acquired assets with our existing business in a timely manner may have a material adverse effect on our business, financial condition, results of operations, or cash available for distribution to our unitholders.
The difficulties of integrating past and future acquisitions with our business include, among other things:
•operating a larger combined organization in new geographic areas and new lines of business;
•hiring, training, or retaining qualified personnel to manage and operate our growing business and assets;
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
We may not be successful in integrating acquisitions into our existing operations within our anticipated time frame, which may result in unforeseen operational difficulties, diminished financial performance, or require a disproportionate amount of our management’s attention. In addition, acquired assets may perform at levels below the forecasts used to evaluate their acquisition value, due to factors beyond our control. If the acquired assets perform at levels below the forecasts, then our future results of operations could be negatively impacted.
The CDM Acquisition could expose us to additional unknown and contingent liabilities, which liabilities could materially adversely affect our business, results of operations, and cash flow.
The CDM Acquisition could expose us to additional unknown and contingent liabilities. We performed due diligence in connection with the CDM Acquisition and attempted to verify the representations made by Energy Transfer in connection therewith, but there may be unknown and contingent liabilities of which we are currently unaware. Energy Transfer has agreed to indemnify us for losses or claims relating to the operation of the business or otherwise only to a limited extent and for a limited period of time, and certain of Energy Transfer’s indemnification obligations have lapsed. There is a risk that we could ultimately be liable for obligations relating to the CDM Acquisition for which indemnification is not available, which could materially adversely affect our business, results of operations, and cash flow.
From time to time, we are subject to various claims, tax audits, litigation, and other proceedings that could ultimately be resolved against us and require material future cash payments or charges, which could impair our financial condition or results of operations.
The size, nature, and complexity of our business make us susceptible to various claims, tax audits, litigation, and binding arbitration proceedings. We are currently, and may in the future become, subject to various claims, which, if not resolved within amounts we have accrued, if any, could have a material adverse effect on our financial position, results of operations, or cash flows, including our ability to pay distributions. Similarly, any claims, even if fully indemnified or insured, could negatively impact our reputation among our customers and the public, and make it more difficult for us to compete effectively or obtain adequate insurance in the future. See Part I, Item 3 “Legal Proceedings” and Note 16 to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” for additional information regarding certain proceedings to which we are a party.
Risks Related to Governmental Legislation and Regulation
We and our customers are subject to substantial environmental regulation, and changes in these regulations could increase our and their costs or liabilities and result in decreased demand for our services.
We are subject to stringent and complex federal, state, and local laws and regulations, including laws and regulations regarding the discharge of materials into the environment, emissions controls, and other environmental protection and occupational health and safety concerns, as discussed in detail in Item 1 “Business – Our Operations – Governmental Regulations”. Environmental laws and regulations may, in certain circumstances, impose strict liability for environmental contamination, which may render us liable for remediation costs, natural resource damages, and other damages as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior owners or operators or other third parties. In addition, where contamination may be present, neighboring landowners and other third parties sometimes file claims for personal injury, property damage, and recovery of response costs. Remediation costs and other damages arising as a result of environmental laws and regulations, and costs associated with new information, changes in existing environmental laws and regulations, or the adoption of new environmental laws and regulations could be substantial and could negatively impact our financial condition or results of operations. Moreover, failure to comply with these environmental laws and regulations may result in the imposition of administrative, civil, and criminal penalties and the issuance of injunctions delaying or prohibiting operations.
We conduct operations in a wide variety of locations across the continental U.S. These operations require U.S. federal, state, or local environmental permits or other authorizations. Our operations may require new or amended facility permits or licenses from time to time with respect to storm water discharges, waste handling, or air emissions relating to equipment operations, which subject us to new or revised permitting conditions that may be onerous or costly to comply with. Additionally, the operation of compression units may require individual air permits or general authorizations to operate under various air regulatory programs established by rule or regulation. These permits and authorizations frequently contain numerous compliance requirements, including monitoring and reporting obligations and operational restrictions, such as emissions limits. Given the wide variety of locations in which we operate, and the numerous environmental permits and other authorizations that are applicable to our operations, we may occasionally identify or be notified of technical violations of certain requirements existing under various permits or other authorizations. We could be subject to penalties for any noncompliance in the future.
Additionally, some states also have passed legislation or regulations regarding hydraulic fracturing. For example, in 2019, Colorado passed Senate Bill 19-181, which delegates authority to local governments to regulate oil and gas activities and requires the Colorado Oil and Gas Conservation Commission to minimize emissions of methane and other air contaminants. Some local communities have adopted additional restrictions for oil and gas activities, such as requiring greater setbacks, and some groups are petitioning local governments to ban hydraulic fracturing. If additional regulatory measures are adopted that ban or restrict production of natural gas through hydraulic fracturing, our customers could experience delays, limitations, or prohibitions on their activities. Such delays, limitations, or prohibitions could result in decreased demand for our services.
In our business, we routinely deal with natural gas, crude oil, and other petroleum products at our worksites. Hydrocarbons or other hazardous substances or wastes may have been disposed or released on, under, or from properties used by us to provide compression services or idle compression unit storage or on or under other locations where such substances or wastes have been taken for disposal. These properties may be subject to investigatory, remediation, and monitoring requirements under federal, state, and local environmental laws and regulations.
The modification or interpretation of existing environmental laws or regulations, the more vigorous enforcement of existing environmental laws or regulations, or the adoption of new environmental laws or regulations also may negatively impact crude oil and natural gas exploration and production, gathering, and pipeline companies, including our customers, which in turn could have a negative impact on us.
New regulations, proposed regulations, and proposed modifications to existing regulations under the Clean Air Act, if implemented, could result in increased compliance costs.
New regulations or proposed modifications to existing regulations under the Clean Air Act (“CAA”), as discussed in detail in Item 1 “Business – Our Operations – Governmental Regulations”, may lead to adverse impacts on our business, financial condition, results of operations, and cash available for distribution. For example, in 2015, the EPA finalized a rule strengthening the primary and secondary National Ambient Air Quality Standards (“NAAQS”) for ground level ozone, both of which are eight-hour concentration standards of 70 parts per billion (the “2015 NAAQS”). In December 2020, the EPA announced its decision to retain, without changes, the 2015 NAAQS. After the EPA revises a NAAQS standard, the states are expected to establish revised attainment/non-attainment regions. State implementation of the 2015 NAAQS could result in stricter permitting requirements, delay, or prohibit our customers’ ability to obtain such permits, and result in increased expenditures for pollution-control equipment, which could negatively impact our customers’ operations, increase the cost of additions to property and equipment, and negatively impact our business.
In 2012, the EPA finalized rules that establish new air emissions controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package included New Source Performance Standards (“NSPS”) to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emissions standards to address hazardous air pollutants frequently associated with crude oil and natural gas production and processing activities. The rules established specific new requirements regarding emissions from compressors and controllers at natural gas processing plants, dehydrators, storage tanks, and other production equipment, as well as the first federal air standards for natural gas wells that are hydraulically fractured. In June 2016, the EPA expanded these regulations when it published additional NSPS, known as Subpart OOOOa, that required certain new, modified, or reconstructed facilities in the oil and gas sector to reduce methane gas and VOC emissions. These Subpart OOOOa standards expanded the 2012 NSPS by mandating certain equipment-specific emissions control practices, requiring additional controls for pneumatic controllers and pumps as well as compressors, and imposing leak detection and repair requirements for natural gas compressor and booster stations. In addition, in November 2021, the EPA proposed a rule to further reduce methane and VOC emissions from new and existing sources in the oil and gas sector. In November 2022, the EPA issued a supplemental proposal to expand its November 2021 proposed rule.
Any additional regulation of air emissions from the oil and gas sector could result in increased expenditures for pollution control equipment, which could impact our customers’ operations and negatively impact our business.

Climate change legislation, regulatory initiatives, and litigation could result in increased compliance costs and restrictions on our customers’ operations, which could materially adversely affect our cash flows and results of operations.
Climate change continues to attract considerable public and scientific attention. Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas, are examples of greenhouse gases (“GHGs”). In recent years, the U.S. Congress has considered legislation to reduce GHG emissions. In August 2022, the IRA 2022 was passed, which imposes a methane emissions charge on certain oil and gas facilities, including onshore petroleum and natural gas production facilities, that emit 25,000 metric tons or more of carbon dioxide equivalent gas per year and exceed certain emissions thresholds. In addition, federal or state governmental agencies could seek to pursue legislative, regulatory, or executive initiatives that restrict GHG emissions. Other energy legislation and initiatives could include a carbon tax or cap-and-trade program. Independent of the U.S. Congress, and as discussed in detail in Item 1 “Business – Our Operations – Governmental Regulations”, the EPA has taken steps to adopt regulations controlling GHG emissions under its existing CAA authority. Further, although Congress has not passed such legislation, many states have begun to address GHG emissions, primarily through the planned development of emissions inventories or regional GHG cap-and-trade programs. Depending on the particular program, we could be required to control GHG emissions or to purchase and surrender allowances for GHG emissions resulting from our operations.
Federal and possibly state governments may impose significant restrictions on fossil-fuel exploration, production, and use such as limitations or bans on hydraulic fracturing of oil and gas wells, bans or restrictions on new leases for production of minerals on federal properties, and impose restrictive requirements on new pipeline infrastructure or fossil-fuel export facilities. Litigation risks also are increasing, as a number of cities, local governments, and other plaintiffs have sued companies engaged in the exploration and production of fossil fuels in state and federal courts, alleging various legal theories to recover for the impacts of alleged global warming effects, such as rising sea levels. Many of these suits allege that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts. Although a number of these lawsuits have been dismissed, others remain pending and the outcome of these cases remains difficult to predict.
Although it is not currently possible to predict with specificity how the IRA 2022 or any proposed or future GHG legislation, regulation, agreements, or initiatives will impact our business, any legislation or regulation of GHG emissions that may be imposed in areas in which we conduct business or on the assets we operate, including a carbon tax or cap-and-trade program, could result in increased compliance or operating costs, additional operating restrictions, or reduced demand for our services, and could have a material adverse effect on our business, financial condition, and results of operations.
Additionally, in March 2022, the SEC announced its intention to promulgate rules requiring climate disclosures. Although the form and substance of these requirements is not yet known, this may result in additional costs to comply with any such disclosure requirements.
Climate change may increase the frequency and severity of weather events that could result in severe personal injury, property damage, and environmental damage, which could curtail our or our customers’ operations and otherwise materially adversely affect our cash flows.
Some scientists have concluded that increasing concentrations of GHG in Earth’s atmosphere may produce climate changes that have significant weather-related effects, such as increased frequency and severity of storms, droughts, floods, and other climatic events. If any of those effects were to occur, they could have an adverse effect on our assets and operations, including damages to our or our customers’ facilities and assets from powerful wind or rising waters. We may experience increased insurance costs, or difficulty obtaining adequate insurance coverage, for our assets in areas subject to more frequent severe weather. We may not be able to recoup these increased costs through the rates we charge our customers. Extreme weather events could cause damage to property or facilities that could exceed our insurance coverage and our business, financial condition, and results of operations could be adversely affected.
Another possible consequence of climate change is increased volatility in seasonal temperatures. The market for NGLs and natural gas generally is impacted by periods of colder weather and warmer weather, so any changes in climate could affect the market for those fuels, and thus demand for our services. Despite the use of the term “global warming” as a shorthand for climate change, some studies indicate that climate change could cause some areas to experience temperatures substantially colder than their historical averages. As a result, it is difficult to predict how the market for our services could be affected by increased temperature volatility.
A climate-related decrease in demand for crude oil and natural gas could negatively affect our business.
Supply and demand for crude oil and natural gas is dependent on a variety of factors, many of which are beyond our control. These factors include, among others, the potential adoption of new government regulations, including those related to fuel conservation measures and climate change regulations, technological advances in fuel economy, and energy generation devices. For example, legislative, regulatory, or executive actions intended to reduce emissions of GHGs, such as the IRA 2022, could increase the cost of consuming crude oil and natural gas, or provide incentives to encourage alternative forms of energy, thereby potentially causing a reduction in the demand for crude oil and natural gas. A broader transition to alternative fuels or energy sources, whether resulting from potential new government regulation, carbon taxes, or consumer preferences, could result in decreased demand for crude oil, natural gas, and NGLs. Any decrease in demand for these products could consequently reduce demand for our services and could have a negative effect on our business.
Also, recent activism directed at shifting funding away from companies with energy-related assets could result in a reduction of funding for the energy sector overall, which could have an adverse effect on our ability to obtain external financing as well as negatively affect the cost of, and terms for, financing to fund capital expenditures or other aspects of our business.
Increased attention to ESG matters and conservation measures may adversely impact our business.
Increasing attention to, and societal expectations on companies to address, climate change and other environmental and social impacts, investor and societal expectations regarding voluntary environmental, social, and governance (“ESG”) disclosures, and consumer demand for alternative forms of energy may result in increased costs, reduced demand for fossil fuels and consequently demand for our services, reduced profits, increased risk of investigations and litigation, and negative impacts on the value of our assets and access to capital. Increasing attention to climate change and environmental conservation, for example, may result in demand shifts for crude oil and natural gas products, and additional governmental investigations and private litigation against us or our customers. To the extent that societal pressures, political, or other factors are involved, it is possible that such liability could be imposed without regard to our causation of or contribution to the asserted damage, or to other mitigating factors.
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
Such ESG matters also may impact our customers or suppliers, which may adversely impact our business, financial condition, or results of operations.
Increased regulation of hydraulic fracturing could result in reductions of, or delays in, natural gas production by our customers, which could adversely impact our revenue.
A significant portion of our customers’ natural gas production is developed from unconventional sources that require hydraulic fracturing as part of the production process. Hydraulic fracturing involves the injection of water, sand, and chemicals under pressure into the rock formation to stimulate gas production. Several states have adopted, or are considering adopting, regulations that could impose more stringent permitting, public disclosure, or waste restrictions that may restrict or prohibit hydraulic fracturing. In addition, from time to time, there have been various proposals to regulate hydraulic fracturing at the federal level. Any new laws or regulations regarding hydraulic fracturing could negatively impact our customers’ ability to produce natural gas, which could adversely impact our revenue.
State and federal regulatory agencies also have recently focused on a possible connection between the operation of injection wells used for oil and gas waste disposal and seismic activity. Similar concerns have been raised that hydraulic fracturing also may contribute to seismic activity. When caused by human activity, such events are called induced seismicity. Developing research suggests that the link between seismic activity and wastewater disposal may vary by region, and that only a very small fraction of the tens of thousands of injection wells have been suspected to be, or have been, the likely cause of induced seismicity. In March 2016, the U.S. Geological Survey identified six states with the most significant hazards from induced seismicity, including Oklahoma, Kansas, Texas, Colorado, New Mexico, and Arkansas. In light of these concerns, some state regulatory agencies have modified their regulations or issued orders to address induced seismicity. Increased regulation and attention given to induced seismicity could lead to greater opposition to, and litigation concerning, oil and gas activities utilizing hydraulic fracturing or injection wells for waste disposal, which could indirectly impact our business, financial condition, and results of operations. In addition, these concerns may give rise to private tort suits against our customers from individuals who claim they are adversely impacted by seismic activity they allege was induced. Such claims or actions could result in liability to our customers for property damage, exposure to waste and other hazardous materials, nuisance, or personal injuries, and require our customers to expend additional resources or incur substantial costs or losses. This could in turn adversely affect the demand for our services.

We cannot predict the future of any such legislation or tort liability. If additional levels of regulation, restrictions, and permits were required through the adoption of new laws and regulations at the federal or state level or the development of new interpretations of those requirements by the agencies that issue the required permits, that could lead to operational delays, increased operating costs, and process prohibitions that could reduce demand for our compression services, which would materially adversely affect our revenue and results of operations.
Risks Inherent in an Investment in Us
Holders of our common units have limited voting rights and are not entitled to elect the General Partner or its directors.
Unlike the holders of common stock in a corporation, our common unitholders only have limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Common unitholders have no right to elect the General Partner or the board of directors of the General Partner (the “Board”). Energy Transfer is the sole member of the General Partner and has the right to appoint the majority of the members of the Board, including all but one of its independent directors. Also, pursuant to that certain Board Representation Agreement entered into by us, the General Partner, Energy Transfer, and EIG Veteran Equity Aggregator, L.P. (along with its affiliated funds, “EIG”) in connection with our private placement of Preferred Units and Warrants to EIG, EIG Management Company, LLC has the right to designate one of the members of the Board for so long as the holders of the Preferred Units hold more than 5% of the Partnership’s outstanding common units in the aggregate (taking into account the common units that would be issuable upon conversion of the Preferred Units and exercise of the Warrants).
If our common unitholders are dissatisfied with the General Partner’s performance, they have little ability to remove the General Partner. Common unitholders are currently unable to remove the General Partner because the General Partner and its affiliates own a sufficient number of our common units to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common units is required to remove the General Partner, and Energy Transfer currently owns over 33 1/3% of our outstanding common units. As a result of these limitations, the price of our common units may decline because of the absence or reduction of a takeover premium in the trading price.
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
Energy Transfer owns and controls the General Partner and appoints all of the officers and a majority of the directors of the General Partner, some of whom also are officers and directors of Energy Transfer. Although the General Partner has a fiduciary duty to manage us in a manner that is beneficial to us and our unitholders, the directors and officers of the General Partner also have a fiduciary duty to manage the General Partner in a manner that is beneficial to its owner. Conflicts of interest will arise between the General Partner and its owner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, the General Partner may favor its own interests and the interests of its owner over our interests and the interests of our unitholders. These conflicts include the following situations, among others:
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

•the General Partner determines the amount and timing of asset purchases and sales, borrowings, issuance of additional partnership interests, and the creation, reduction, or increase of cash reserves, each of which can affect the amount of cash that is distributed to our unitholders;
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
•the Partnership Agreement permits us to classify up to $36.6 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings, or other sources that otherwise would constitute capital surplus;
•the Partnership Agreement does not restrict the General Partner from causing us to pay it or its affiliates for any services rendered to us, or entering into additional contractual arrangements with any of these entities on our behalf;
•the General Partner currently limits, and intends to continue limiting, its liability for our contractual and other obligations;
•the General Partner may exercise its right to call and purchase all of our common units not owned by it and its affiliates if together those entities at any time own more than 80% of our common units;
•the General Partner controls the enforcement of the obligations that it and its affiliates owe to us; and
•the General Partner decides whether to retain separate counsel, accountants, or others to perform services for us.
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
The Partnership Agreement contains provisions that modify and reduce the fiduciary standards to which the General Partner otherwise would be held by state fiduciary duty law. For example, the Partnership Agreement permits the General Partner to make a number of decisions in its individual capacity, as opposed to its capacity as the General Partner, or otherwise free of fiduciary duties to us and our unitholders. This entitles the General Partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates, or our limited partners. Examples of decisions that the General Partner may make in its individual capacity include:
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

The Partnership Agreement restricts the remedies available to our unitholders for actions taken by the General Partner that otherwise might constitute breaches of fiduciary duty.
The Partnership Agreement contains provisions that restrict the remedies available to unitholders for actions taken by the General Partner that otherwise might constitute breaches of fiduciary duty under state fiduciary duty law. For example, the Partnership Agreement:
•provides that whenever the General Partner makes a determination or takes, or declines to take, any other action in its capacity as the General Partner, the General Partner is required to make such determination, or take or decline to take such other action, in good faith, and will not be subject to any higher standard imposed by the Partnership Agreement, Delaware law, or any other law, rule, or regulation, or at equity;
•provides that the General Partner will not have any liability to us, or our unitholders, for decisions made in its capacity as general partner so long as such decisions are made in good faith, meaning that it believed that the decisions were in the best interest of the Partnership;
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
In a situation involving a transaction with an affiliate or a conflict of interest, any determination by the General Partner must be made in good faith. If an affiliate transaction or the resolution of a conflict of interest is not approved by our common unitholders or the conflicts committee and the Board determines that the resolution or course of action taken with respect to the affiliate transaction or conflict of interest satisfies either of the standards set forth in the last two bullets above, then it will be conclusively deemed that, in making its decision, the Board acted in good faith.
The Partnership Agreement restricts the voting rights of unitholders owning 20% or more of our common units.
Common unitholders’ voting rights are further restricted by a provision of the Partnership Agreement providing that any units held by a person or group that owns 20% or more of such class of units then outstanding, other than, with respect to our common units, the General Partner, its affiliates, their direct transferees, and their indirect transferees approved by the General Partner (which approval may be granted in its sole discretion) and persons who acquired such common units with the prior approval of the General Partner, cannot vote on any matter.
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
We may issue additional limited partner interests without the approval of unitholders, subject to certain Preferred Unit approval rights, which would dilute unitholders’ existing ownership interests and may increase the risk that we will not have sufficient available cash to maintain or increase our per-common-unit distribution level.
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
As of December 31, 2022, Energy Transfer beneficially owns an aggregate of 46,056,228 common units in us. We have granted certain registration rights to Energy Transfer and its affiliates with respect to any common units they own, and have filed a registration statement with the SEC for the benefit of the holders of the Preferred Units with respect to any common units they may receive upon conversion of the Preferred Units or exercise of the Warrants, some of which have already been exercised in exchange for common units. Any sales of these common units in the public or private markets could have an adverse impact on the price of our common units.
The General Partner has a call right that may require holders of our common units to sell their common units at an undesirable time or price.
If at any time the General Partner and its affiliates own more than 80% of our outstanding common units, the General Partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of our common units held by unaffiliated persons at a price that is not less than their then-current market price, as calculated pursuant to the terms of the Partnership Agreement. As a result, holders of our common units may be required to sell their common units at an undesirable time or price. These holders also may incur a tax liability on a sale of their common units. As of December 31, 2022, the General Partner and its affiliates (including Energy Transfer), beneficially own an aggregate of approximately 47% of our outstanding common units.
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

The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the states in which we do business. Unitholders could have unlimited liability for obligations of the Partnership if a court or government agency determined that (i) we were conducting business in a state, but had not complied with that particular state’s partnership statute; or (ii) a unitholder’s right to act with other unitholders to remove or replace the General Partner, to approve some amendments to the Partnership Agreement, or to take other actions under the Partnership Agreement constituted “control” of our business.
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
Our Partnership Agreement designates the Court of Chancery of the State of Delaware as the exclusive forum for certain types of actions and proceedings that may be initiated by our unitholders, which would limit our unitholders’ ability to choose the judicial forum for disputes with us or our general partner’s directors, officers, or other employees.
Our Partnership Agreement provides that, with certain limited exceptions, the Court of Chancery of the State of Delaware (or, if such court does not have subject matter jurisdiction thereof, any other court located in the State of Delaware with subject matter jurisdiction) shall be the exclusive forum for any claims, suits, actions, or proceedings (i) arising out of, or relating in any way to the Partnership Agreement (including any claims, suits or actions to interpret, apply or enforce the provisions of the Partnership Agreement), any partnership interest or the duties, obligations, or liabilities among limited partners or of limited partners, or the rights or powers of, or restrictions on, the limited partners or us, (ii) asserting a claim arising out of any other instrument, document, agreement, or certificate contemplated by any provision of the Delaware Act relating to the Partnership or the Partnership Agreement, (iii) asserting a claim against us arising pursuant to any provision of the Delaware Act, or (iv) arising out of the federal securities laws of the U.S. or securities or anti-fraud laws of any governmental authority.
The exclusive forum provision would not apply to suits brought to enforce any liability or duty created by the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. To the extent that any such claims may be based on federal law claims, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.
The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation or similar governing documents has been challenged in legal proceedings, and it is possible that a court could find the choice of forum provisions contained in our Partnership Agreement to be inapplicable or unenforceable, including with respect to claims arising under the U.S. federal securities laws. This exclusive forum provision may limit the ability of a limited partner to commence litigation in a forum that the limited partner prefers, or may require a limited partner to incur additional costs in order to commence litigation in Delaware, each of which may discourage such lawsuits against us or our General Partner’s directors or officers. Alternatively, if a court were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we may incur additional costs associated with resolving such matters in other jurisdictions, which could negatively affect our business, results of operations, and financial condition.
The NYSE does not require a publicly traded partnership like us to comply with certain of its corporate governance requirements.
Our common units are listed on the NYSE. Because we are a publicly traded partnership, the NYSE does not require us to have a majority of independent directors on the Board, or to establish a compensation committee, or a nominating and corporate governance committee. Accordingly, unitholders do not have the same protections afforded to investors in certain corporations that are subject to all of the NYSE corporate governance requirements. Please read Part III, Item 10 “Directors, Executive Officers, and Corporate Governance”.

Tax Risks to Common Unitholders
Our tax treatment depends on our status as a partnership for federal income tax purposes. If the IRS were to treat us as a corporation for federal income tax purposes or if we were to become subject to material additional amounts of entity-level taxation for state tax purposes, then our cash available for distribution would be substantially reduced.
The anticipated after-tax economic benefit of an investment in our common units largely depends on us being treated as a partnership for federal income tax purposes. We have not requested a ruling from the IRS on this or any other tax matter affecting us.
Despite the fact that we are a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for federal income tax purposes. Although we do not believe based on our current operations that we are or will be so treated, a change in our business or a change in current law could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.
If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, and likely would pay state and local income tax at varying rates. Distributions generally would be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions, or credits would flow through to you. Because taxes would be levied on us as a corporation, our cash available for distribution also would be substantially reduced. Therefore, if we were treated as a corporation for federal income tax purposes, there would be a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.
Changes in current state law may subject us to additional entity-level taxation by individual states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise, and other forms of taxation. For example, we are required to pay the Texas Margin Tax on our gross income apportioned to Texas. Imposition of any similar taxes by any other state may reduce the cash available for distribution substantially, and therefore, negatively impact the value of an investment in our common units.
The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial, or administrative changes or differing interpretations, possibly applied on a retroactive basis.
The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units, may be modified by administrative, legislative, or judicial changes or differing interpretations at any time. Members of the U.S. Congress have proposed and considered substantive changes to the existing federal income tax laws that would affect publicly traded partnerships, including elimination of partnership tax treatment for certain publicly traded partnerships. In addition, the Treasury Department has issued, and in the future may issue, regulations interpreting those laws that affect publicly traded partnerships.  There can be no assurance that there will not be further changes to U.S. federal income tax laws or the Treasury Department’s interpretation of the qualifying income rules in a manner that could impact our ability to qualify as a partnership in the future.
Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for federal income tax purposes. We are unable to predict whether any changes or other proposals will ultimately be enacted. Any future legislative changes could negatively impact the value of an investment in our common units. Unitholders are urged to consult with their own tax advisor with respect to the status of regulatory or administrative developments and proposals, and their potential effect on their investment in our common units.
Our unitholders’ share of our income will be taxable to them for federal income tax purposes even if they do not receive any cash distributions from us.
Our unitholders will be treated as partners to whom we will allocate taxable income. Unitholders are required to pay federal income taxes and, in some cases, state and local income taxes, on their share of our taxable income, irrespective of whether they receive cash distributions from us. Unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax due from them with respect to that income.
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
For tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us. Our U.S. Federal income tax returns for years 2019 and 2020 are currently under examination by the IRS. To the extent possible under applicable rules, the General Partner may pay such taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, elect to issue a revised Schedule K-1 to each unitholder and former unitholder with respect to an audited and adjusted return. No assurances can be made that such election will be practical, permissible, or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties, and interest, our cash available for distribution to our unitholders may be reduced.
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
A substantial portion of the amount realized from a unitholder’s sale of our units, whether or not representing gain, may be taxed as ordinary income to such unitholder due to potential recapture items, including depreciation recapture. Thus, a unitholder may recognize both ordinary income and capital loss from the sale of units if the amount realized on a sale of such units is less than such unitholder’s adjusted basis in the units. Net capital losses only offset capital gains and, in the case of individuals, up to $3,000 of ordinary income per year. In the taxable period in which a unitholder sells its units, such unitholder may recognize ordinary income from our allocations of income and gain to such unitholder prior to the sale and from recapture items that generally cannot be offset by any capital loss recognized on the sale of units.
Unitholders will be subject to limitation on their ability to deduct interest expense incurred by us.
Our ability to deduct interest paid or accrued on indebtedness properly allocable to a trade or business (“business interest”) may be limited in certain circumstances. Generally, our deduction for business interest is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and for taxable years beginning on or after January 1, 2022, shall be reduced by depreciation and amortization to the extent such depreciation or amortization is not capitalized into cost of goods sold with respect to inventory. We expect that beginning in 2022, the limitation on our ability to deduct business interest will significantly increase. As a result of this limitation, the amount of taxable income allocated to our unitholders in the taxable year in which the limitation is in effect will increase, and any future limitations on our ability to deduct business interest may similarly increase taxable income allocated to our unitholders. In certain circumstances, a unitholder may be able to utilize a portion of a business interest deduction subject to this limitation in future taxable years. Unitholders should consult their tax advisors regarding the impact of this business interest deduction limitation on an investment in our units.
Tax-exempt entities face unique tax issues from owning our common units that may result in adverse tax consequences to them.
Investment in our common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (“IRAs”) raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Tax-exempt entities should consult a tax advisor before investing in our common units.
Non-U.S. unitholders will be subject to U.S. taxes and withholding with respect to their income and gain from owning our units.
Non-U.S. unitholders generally are taxed and subject to income tax filing requirements by the U.S. on income effectively connected with a U.S. trade or business (“effectively connected income”). A unitholder’s share of our income, gain, loss, and deduction, and any gain from the sale of our units generally will be considered effectively connected income. As a result, distributions to a non-U.S. unitholder will be subject to withholding at the highest applicable effective tax rate and a non-U.S. unitholder who sells or otherwise disposes of a unit also will be subject to U.S. federal income tax on the gain realized from the sale or disposition of that unit. In addition to the withholding tax imposed on distributions of effectively connected income, distributions to a non-U.S. unitholder also will be subject to a 10% withholding tax on the amount of any distribution in excess of our cumulative net income. As we do not compute our cumulative net income for such purposes due to the complexity of the calculation and lack of clarity in how it would apply to us, we intend to treat all of our distributions as being in excess of our cumulative net income for such purposes and subject to such 10% withholding tax. Accordingly, distributions to a non-U.S. unitholder will be subject to a combined withholding tax rate equal to the sum of the highest applicable effective tax rate and 10%.
Moreover, upon the sale, exchange, or other disposition of a unit by a non-U.S. unitholder, the transferee generally is required to withhold 10% of the amount realized on such transfer if any portion of the gain on such transfer would be treated as effectively connected income. Treasury regulations provide that the “amount realized” on a transfer of an interest in a publicly traded partnership generally will be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor. Treasury regulations and recent Treasury guidance further provide that for a transfer of an interest in a publicly traded partnership that is effected through a broker on or after January 1, 2023, the obligation to withhold is imposed on the transferor’s broker. Non-U.S. unitholders should consult their tax advisors regarding the impact of these rules on an investment in our units.
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
We generally prorate our items of income, gain, loss, and deduction for federal income tax purposes between transferors and transferees of our units each month based on the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss, and deduction among our unitholders.
We generally prorate our items of income, gain, loss, and deduction for federal income tax purposes between transferors and transferees of our units each month based on the ownership of our units on the first day of each month (the “Allocation Date”), instead of on the basis of the date a particular unit is transferred. Similarly, we generally allocate (i) certain deductions for depreciation of capital additions, (ii) gain or loss realized on a sale or other disposition of our assets, and (iii) in the discretion of the General Partner, any other extraordinary item of income, gain, loss, or deduction based on ownership on the Allocation Date. Treasury Regulations allow a similar monthly simplifying convention, but such regulations do not specifically authorize all aspects of our proration method. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss, and deduction among our unitholders.

A unitholder whose common units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of common units) may be considered as having disposed of those common units. If so, such unitholder would no longer be treated for federal income tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss on the disposition.
Because there are no specific rules governing the federal income tax consequences of loaning a partnership interest, a unitholder whose common units are the subject of a securities loan may be considered to have disposed of the loaned common units. In that case, the unitholder may no longer be treated for federal income tax purposes as a partner with respect to those common units during the period of the loan to the short seller and the unitholder may recognize gain or loss on such disposition. Moreover, during the period of the loan, any of our income, gain, loss, or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a securities loan are urged to consult a tax advisor to determine whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their common units.
We have adopted certain valuation methodologies in determining a unitholder’s allocations of income, gain, loss, and deduction. The IRS may challenge these methodologies or the resulting allocations, and such a challenge could adversely affect the value of our common units.
In determining the items of income, gain, loss, and deduction allocable to our unitholders, we must routinely determine the fair market value of our assets. Although we may from time to time consult with professional appraisers regarding valuation matters, we make many fair market value estimates using a methodology based on the market value of our common units as a means to measure the fair market value of our assets. The IRS may challenge these valuation methods and the resulting allocations of income, gain, loss, and deduction.
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
As a result of investing in our common units, you likely will become subject to state and local taxes and income tax return filing requirements in jurisdictions where we operate or own or acquire properties.
In addition to federal income taxes, our unitholders likely will be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance, or intangible taxes that are imposed by the various jurisdictions in which we conduct business or control property now or in the future, even if they do not live in any of those jurisdictions. Our unitholders likely will be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with state and local filing requirements.
We currently conduct business and control assets in several states, many of which currently impose a personal income tax on individuals. Many of these states also impose an income tax on corporations and other entities. As we make acquisitions or expand our business, we may control assets or conduct business in additional states or foreign jurisdictions that impose an income tax. It is our unitholders’ responsibility to file all foreign, federal, state, and local tax returns and pay any taxes due in these jurisdictions. Unitholders should consult with their own tax advisors regarding the filing of such tax returns, the payment of such taxes, and the deductibility of any taxes paid.
General Risk Factors
If we fail to develop or maintain an effective system of internal controls, we may not be able to report our financial results accurately or prevent fraud, which likely would have a negative impact on the market price of our common units.
Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud, and to operate successfully as a publicly traded partnership. Although we continuously evaluate the effectiveness of, and improve our internal controls, our efforts to develop and maintain our internal controls may not be successful, and we may be unable to maintain effective controls over our financial processes and reporting in the future or to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). For example, Section 404 requires us to, among other things, review and report annually on the effectiveness of our internal control over financial reporting. In addition, our independent registered public accountants are required to assess the effectiveness of our internal control over financial reporting.

Any failure to develop, implement, or maintain effective internal controls or to improve our internal controls could harm our operating results or cause us to fail to meet our reporting obligations. Given the difficulties inherent in the design and operation of internal controls over financial reporting, we can provide no assurance as to our independent registered public accounting firm’s conclusions about the effectiveness of our internal controls, and we may incur significant costs in our efforts to comply with Section 404. Ineffective internal controls will subject us to regulatory scrutiny and may result in a loss of confidence in our reported financial information, which could have an adverse effect on our business and likely would have a negative effect on the trading price of our common units.
We do not insure against all potential losses and could be seriously harmed by unexpected liabilities.
Our operations are subject to inherent risks such as equipment defects, malfunctions, and failures, and natural disasters that can result in uncontrollable flows of gas or well fluids, fires, and explosions. These risks could expose us to substantial liability for personal injury, death, property damage, pollution, and other environmental damages. Our insurance may be inadequate to cover our liabilities. Further, insurance covering the risks we face or in the amounts we desire may not be available in the future or, if available, the premiums may not be commercially justifiable. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur liability at a time when we are not able to obtain liability insurance, our business, results of operations, and financial condition could be adversely affected.
Cybersecurity breaches and other disruptions of our information systems could compromise our information and operations and expose us to liability, which would cause our business and reputation to suffer.
We rely on our information technology infrastructure to process, transmit, and store electronic information critical to our business activities. In recent years, there has been a rise in the number of cyberattacks on other companies’ network and information systems by state-sponsored and other criminal organizations, and as a result, the risks associated with such an event continue to increase. A significant failure, compromise, breach, or interruption of our information systems could result in a disruption of our operations, customer dissatisfaction, damage to our reputation, a loss of customers or revenues, and potential regulatory fines. If any such failure, interruption, or similar event results in improper disclosure of information maintained in our information systems and networks or those of our customers, suppliers, or vendors, including personnel, customer, pricing, and other sensitive information, we also could be subject to liability under relevant contractual obligations and laws and regulations protecting personal data and privacy. Our financial results also could be adversely affected if our information systems are breached or an employee causes our information systems to fail, either as a result of inadvertent error or by deliberately tampering with or manipulating such systems.
Terrorist attacks, the threat of terrorist attacks, or other sustained military campaigns may adversely impact our results of operations.
The long-term impact of terrorist attacks and the magnitude of the threat of future terrorist attacks on the energy industry in general, and on us in particular, are not known at this time. Uncertainty surrounding sustained military campaigns may affect our operations in unpredictable ways, including disruptions of crude oil and natural gas supplies and markets for crude oil, natural gas, and NGLs, and the possibility that infrastructure facilities could be direct targets of, or indirect casualties of, an act of terror. Changes in the insurance markets attributable to terrorist attacks may make insurance against such attacks more difficult for us to obtain, if we choose to do so. Moreover, the insurance that may be available to us may be significantly more expensive than our existing insurance coverage. Instability in the financial markets resulting from terrorism or war also could negatively affect our ability to raise capital.
ITEM 1B.    Unresolved Staff Comments
None.
ITEM 2.    Properties
We do not currently own or lease any material facilities or properties for storage or maintenance of our compression units. As of December 31, 2022, our headquarters consisted of 19,225 square feet of leased office space located at 111 Congress Avenue, Austin, Texas 78701.
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

ITEM 4.    Mine Safety Disclosures
None.

PART II
ITEM 5.    Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Partnership Interests
As of February 9, 2023, we had 98,257,639 common units outstanding. Energy Transfer owns 100% of the membership interests in the General Partner and, as of February 9, 2023, beneficially owns approximately 47% of our outstanding common units.
As of February 9, 2023, we had outstanding 500,000 Preferred Units representing limited partner interests in the Partnership, all of which were held by EIG Veteran Equity Aggregator LP and FS Energy and Power Fund (collectively, the “Preferred Unitholders”). The Preferred Units rank senior to our common units with respect to distributions and liquidation rights. The holders of the Preferred Units are entitled to receive cumulative quarterly cash distributions equal to $24.375 per Preferred Unit.
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
Our common units, which represent limited partner interests in us, are listed on the NYSE under the symbol “USAC.”
Holders
At the close of business on February 9, 2023, based on information received from the transfer agent of the common units, we had 62 holders of record of our common units. The number of record holders does not include holders of common units held in “street name” or persons, partnerships, associations, corporations, or other entities identified in security position listings maintained by depositories.
There is no established public trading market for the Preferred Units, all of which are owned by the Preferred Unitholders. Please read Part II, Item 8 “Financial Statements and Supplementary Data – Note 10 – Preferred Units and – Note 11 – Partners’ Capital (Deficit)”.
Selected Information from the Partnership Agreement
Set forth below is a summary of the significant provisions of the Partnership Agreement that relate to available cash.
Available Cash
The Partnership Agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date, first to the holders of the Preferred Units and then to the common unitholders. The Partnership Agreement generally defines available cash, for each quarter, as cash on hand at the end of a quarter plus cash on hand resulting from working capital borrowings made after the end of the quarter less the amount of reserves established by the General Partner to provide for the proper conduct of our business, comply with applicable law, the Credit Agreement or other agreements; and provide funds for distributions to our unitholders for any one or more of the next four quarters. Working capital borrowings are borrowings made under a credit facility, commercial paper facility, or other similar financing arrangement, and in all cases are used solely for working capital purposes or to pay distributions to partners, and with the intent of the borrower to repay such borrowings within twelve months from sources other than working capital borrowings.
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
Discussion and analysis of our operating highlights and financial results of operations for the year ended December 31, 2021, compared to the year ended December 31, 2020, is included under the headings in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Operating Highlights, Financial Results of Operations, Liquidity and Capital Resources, and Critical Accounting Estimates” in our Annual Report on Form 10-K filed for the year ended December 31, 2021, with the SEC on February 15, 2022.
Overview
We provide compression services in shale plays throughout the U.S., including the Utica, Marcellus, Permian Basin, Delaware Basin, Eagle Ford, Mississippi Lime, Granite Wash, Woodford, Barnett, Haynesville, Niobrara, and Fayetteville shales. Demand for our services is driven by the domestic production of natural gas and crude oil. As such, we have focused our activities in areas with attractive natural gas and crude oil production, which generally are found in these shale and unconventional resource plays. According to studies promulgated by the EIA, the production and transportation volumes in these shale plays are expected to collectively increase over the long term. Furthermore, changes in production volumes and pressures of shale plays over time require a wider range of compression service levels than in conventional basins. We believe we are well-positioned to meet these changing operating conditions due to the operational design flexibility inherit within our compression-unit fleets.
Our business largely focuses on compression services serving infrastructure applications, including centralized natural gas gathering systems and processing facilities, which utilize large horsepower compression units, typically in shale plays. We also provide compression services in more mature basins, including gas lift applications on crude oil wells targeted by horizontal drilling techniques. Gas lift is a process by which natural gas is injected into the production tubing of an existing producing well to reduce hydrostatic pressure and allow the oil to flow at a higher rate. This process, and other artificial-lift technologies are critical to the enhancement of oil production from horizontal wells operating in tight shale plays.
General Trends and Outlook
A significant portion of our assets are utilized in natural gas infrastructure applications typically located in U.S. onshore shale plays, primarily at centralized gathering systems and processing facilities utilizing large-horsepower compression units. Given the infrastructure nature of these applications, the continued need for additional natural gas compression throughout the production cycle, and the long-term investment horizon of our customers, we generally have experienced stability in service rates and higher sustained fleet utilization rates relative to other businesses more directly tied to drilling activity and wellhead-specific economics. In addition to our natural gas infrastructure applications, a portion of our small- and large-horsepower fleet is used in connection with gas-lift applications for crude oil production targeted by horizontal drilling techniques.
We deliver natural gas compression services in connection with domestic natural gas production that primarily occurs in natural gas basins, such as the Marcellus, Utica, and Haynesville Shales, and in crude oil basins where “associated” natural gas is produced alongside crude oil, such as in the Permian and Delaware Basins, Eagle Ford, and the Mid-Continent. Relative stability in commodity prices over much of the past decade encouraged investment in domestic exploration and production and midstream infrastructure across the energy industry, particularly in low-cost U.S. onshore shale basins that feature crude oil and associated gas production. The development of these basins has created additional incremental demand for natural gas compression as it is a critical method to transport associated gas volumes or enhance crude oil production through gas lift.
Following a sustained period of general stability and moderate growth for the midstream sector and the broader energy industry, the events of 2020—including the COVID-19 pandemic and worldwide crude oil price dislocations related to actions taken by members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (together with OPEC and other allied producing countries, “OPEC+”)—impacted participants across the energy industry, including us and our customers. The significant price volatility in both crude oil and natural gas adversely impacted energy companies’ financial performance, and combined with reduced and uncertain future demand, created a market environment that compelled industry participants to pivot toward a renewed focus on restoring balance sheet strength, driven in part by undertaking meaningful reductions in capital investment.
During 2021 and throughout 2022, the general energy industry recovered substantially from the low commodity prices and reduced economic activity of 2020, driven by continued demand growth for crude oil and natural gas that occurred as worldwide economic recovery from COVID-19 lock-downs commenced. As the demand for hydrocarbons generally follows economic growth, 2022 saw further demand growth coupled with ongoing supply constraints, attributable largely to the effects of comparatively reduced capital investment across the energy sector that began prior to the COVID-19 pandemic, intensified during the pandemic, and continued during the post-pandemic period as industry participants remained committed to capital discipline.
Although the effects of the COVID-19 pandemic continue to create general economic uncertainty, many economies and industries that directly or indirectly use crude oil and natural gas have entered economic recovery, resulting in increased demand for hydrocarbons. According to the EIA, global consumption of petroleum and liquids fuels increased over 2% in 2022 and the EIA estimates that U.S. gross domestic product increased 1.9% in 2022, evidencing continued global economic recovery. The EIA’s January 2023 Short-Term Energy Outlook (“EIA Outlook”) estimates that annual U.S. crude oil production averaged 11.9 million barrels per day (“bpd”) in 2022, up 0.6 million bpd from 2021, primarily due to production growth in the Permian and Delaware Basins. In 2023 and 2024, the EIA Outlook expects U.S. crude oil production growth to continue, estimating average production of 12.4 million bpd for 2023 and 12.8 million bpd in 2024, which would represent the highest annual average crude oil production on record. The expected increase in crude oil production is due in part to the expectation that crude oil prices will remain economic for producers. The EIA estimates that West Texas Intermediate crude oil prices will average $77 per barrel and $72 per barrel for 2023 and 2024, respectively. We expect that anticipated crude oil production increases likewise will increase associated natural gas production volumes throughout 2023, thereby increasing demand for our compression services, particularly in the Permian and Delaware Basins.
Unlike crude oil, natural gas production and prices have been influenced by different factors, including the nonexistence of an OPEC+ equivalent for the global natural gas market, which makes natural gas price discovery dependent on market supply and demand dynamics rather than by a centralized market coordinator. Over the past several years, increased natural gas production in the U.S., driven by large volumes of associated gas produced from shale sources, has been a major driver of an overall decline in natural gas prices. Significant demand for natural gas is driven by domestic power generation and industrial uses such as chemical plants, which have benefited from a lower-price environment. These low prices, combined with a general shift away from coal-fired power plants due to emissions concerns, has resulted in power generation becoming, and remaining, the largest use of natural gas in the U.S., and has created a relatively resilient baseload demand for natural gas. The demand for domestic natural gas also continues to benefit from the construction of liquefied natural gas (“LNG”) export infrastructure, which enables industry participants to benefit from attractive global natural gas prices. The U.S. witnessed record LNG exports during 2022 according to the EIA.
The EIA Outlook expects U.S. natural gas consumption to decrease 2% in 2023, reflecting a decrease in the use of natural gas in the electric power generation sector, as a result of milder-than-normal winter and summer weather forecasts, and an increased share of power generation from renewables. The decreases in use for electric power generation is expected to be offset partially by other uses, including increased LNG exports and increased pipeline exports. Natural gas prices averaged $6.42 in 2022 and the EIA Outlook expects natural gas prices to average approximately $5 for both 2023 and 2024. However, we expect the baseload natural gas demand previously described to continue to support long-term domestic natural gas production.
Although our business is focused on providing compression services that do not bear direct exposure to commodity prices, our business exhibits indirect exposure to commodity prices as overall levels of drilling activity are influenced by prevailing commodity prices. Moderate crude oil production increases in major U.S. onshore basins occurred during 2022 as a result of a constructive commodity-price backdrop. Accordingly, we experienced increased demand for our compression services as evidenced by marked improvements to our fleet utilization rates and pricing for our services. Additionally, small horsepower gas lift applications have historically been more susceptible to commodity price swings, and when commodity prices are low, we have experienced, and may again experience, some pressure on service rates and utilization in small horsepower gas lift applications. Other variables, including takeaway capacity, flaring considerations, reservoir pressure and flow rates, high switching costs associated with large-horsepower compressors (borne by our customers), and company-specific dynamics also factor into producers’ decisions with respect to their natural gas compression needs. For example, as wells age, and the reservoir pressures continue to decline naturally, more horsepower may be required to meet the customer’s operational needs. Conversely, decreased drilling activity may cause demand for new compression services to decline.

The broader outlook for commodity prices improved considerably during 2022, and although uncertainty with respect to future natural gas demand may have a varying impact on our business, we believe the longer-term outlook for natural gas fundamentals remains positive for 2023 and beyond. Future demand for our compression services will depend, in part, on the strength and duration of economical commodity prices and producer activity in the basins that we service. While we anticipate that the combination of commodity prices and demand to have a positive impact on activity levels in both the upstream and midstream energy sectors, we cannot predict the ultimate magnitude of that impact on our business and expect it to vary across our operations, depending on the region, customer, nature of our services, contract term, and other factors.
Ultimately, the extent to which our business will be impacted by the factors described above, as well as future developments beyond our control, cannot be predicted with reasonable certainty. However, we continue to believe that overall, the long-term demand for our compression services will continue given the necessity of compression in facilitating the transportation and processing of natural gas as well as the production of crude oil.
Operating Highlights
The following table summarizes certain horsepower and horsepower-utilization percentages for the periods presented and excludes certain gas-treating assets for which horsepower is not a relevant metric.

	Year Ended December 31,
	2022	2021	Increase
Fleet horsepower (at period end) (1)	3,716,854	3,689,018	0.8%
Total available horsepower (at period end) (2)	3,826,854	3,689,018	3.7%
Revenue-generating horsepower (at period end) (3)	3,199,548	2,964,206	7.9%
Average revenue-generating horsepower (4)	3,067,279	2,951,013	3.9%
Average revenue per revenue-generating horsepower per month (5)	$17.35	$16.60	4.5%
Revenue-generating compression units (at period end)	4,116	3,942	4.4%
Average horsepower per revenue-generating compression unit (6)	765	750	2.0%
Horsepower utilization (7):
At period end	91.8%	82.7%	9.1%
Average for the period (8)	88.6%	82.7%	5.9%
________________________
(1)Fleet horsepower is horsepower for compression units that have been delivered to us (and excludes units on order). As of December 31, 2022, we had 165,000 large horsepower on order for delivery during 2023.
(2)Total available horsepower is revenue-generating horsepower under contract for which we are billing a customer, horsepower in our fleet that is under contract but is not yet generating revenue, horsepower not yet in our fleet that is under contract but not yet generating revenue and that is subject to a purchase order, and idle horsepower. Total available horsepower excludes new horsepower on order for which we do not have an executed compression services contract.
(3)Revenue-generating horsepower is horsepower under contract for which we are billing a customer.
(4)Calculated as the average of the month-end revenue-generating horsepower for each of the months in the period.
(5)Calculated as the average of the result of dividing the contractual monthly rate, excluding standby or other temporary rates, for all units at the end of each month in the period by the sum of the revenue-generating horsepower at the end of each month in the period.
(6)Calculated as the average of the month-end revenue-generating horsepower per revenue-generating compression unit for each of the months in the period.
(7)Horsepower utilization is calculated as (i) the sum of (a) revenue-generating horsepower, (b) horsepower in our fleet that is under contract, but is not yet generating revenue, and (c) horsepower not yet in our fleet that is under contract but not yet generating revenue and that is subject to a purchase order, divided by (ii) total available horsepower less idle horsepower that is under repair. Horsepower utilization based on revenue-generating horsepower and fleet horsepower was 86.1% and 80.4% as of December 31, 2022, and 2021, respectively.
(8)Calculated as the average utilization for the months in the period based on utilization at the end of each month in the period. Average horsepower utilization based on revenue-generating horsepower and fleet horsepower was 82.9% and 79.8% for the years ended December 31, 2022, and 2021, respectively.
The 3.7% increase in total available horsepower as of December 31, 2022, compared to December 31, 2021, primarily was due to compression units added to our fleet to meet incremental demand from customers for our compression services.

The 7.9% increase in revenue-generating horsepower and 4.4% increase in revenue-generating compression units as of December 31, 2022, compared to December 31, 2021, primarily were driven by the redeployment of certain previously idle compression units due to increased demand for our services, commensurate with increased operating activity in the oil and gas industry.
The 4.5% increase in average revenue per revenue generating horsepower per month for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily was due to select price increases on our existing fleet. The 2.0% increase in average horsepower per revenue-generating compression unit primarily was due to the redeployment of larger-horsepower compression units.
Horsepower utilization increased to 91.8% as of December 31, 2022, compared to 82.7% as of December 31, 2021. The increase primarily was due to an increase in revenue-generating horsepower and an increase in horsepower that is under contract but not yet generating revenue, which was driven by a combination of the redeployment of certain previously idle compression units as well as new units added to our fleet. The increase in horsepower utilization is the result of increased demand for our services, consistent with increased operating activity in the oil and gas industry. The above-stated factors also drove the increase in average horsepower utilization for the year ended December 31, 2022, as compared to the year ended December 31, 2021.
Horsepower utilization based on revenue-generating horsepower and fleet horsepower increased to 86.1% as of December 31, 2022, compared to 80.4% as of December 31, 2021. The increase in horsepower utilization based on revenue-generating horsepower and fleet horsepower primarily was driven by the redeployment of certain previously idle compression units due to increased demand for our services, consistent with increased operating activity in the oil and gas industry. The above-stated factor also drove the increase in average horsepower utilization based on revenue-generating horsepower and fleet horsepower for the year ended December 31, 2022, as compared to the year ended December 31, 2021.
Financial Results of Operations
Year ended December 31, 2022, compared to the year ended December 31, 2021
The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Year Ended December 31,		Increase
	2022	2021	(Decrease)
Revenues:
Contract operations	$673,214	$609,450	10.5%
Parts and service	15,729	11,228	40.1%
Related party	15,655	11,967	30.8%
Total revenues	704,598	632,645	11.4%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	234,336	194,389	20.6%
Depreciation and amortization	236,677	238,769	(0.9)%
Selling, general, and administrative	61,278	56,082	9.3%
Loss (gain) on disposition of assets	1,527	(2,588)	*
Impairment of compression equipment	1,487	5,121	(71.0)%
Total costs and expenses	535,305	491,773	8.9%
Operating income	169,293	140,872	20.2%
Other income (expense):
Interest expense, net	(138,050)	(129,826)	6.3%
Other	91	107	(15.0)%
Total other expense	(137,959)	(129,719)	6.4%
Net income before income tax expense	31,334	11,153	180.9%
Income tax expense	1,016	874	16.2%
Net income	$30,318	$10,279	195.0%
________________________
*Not meaningful.

Contract operations revenue. The $63.8 million increase in contract operations revenue for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily was due to (i) a 4.5% increase in average revenue per revenue-generating horsepower per month, as a result of Consumer Price Index (“CPI”)-based and other price increases on customer contracts that occur as market conditions permit, (ii) a 3.9% increase in average revenue-generating horsepower as a result of increased demand for our services, consistent with increased operating activity in the oil and gas industry, and (iii) an increase in revenue attributable to natural gas treating services.
Additionally, average revenue per revenue-generating horsepower per month associated with our compression services provided on a month-to-month basis did not differ significantly from the average revenue per revenue-generating horsepower per month associated with our compression services provided under contracts in their primary term during the period.
Parts and service revenue. The $4.5 million increase in parts and service revenue for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily was due to an increase in maintenance work performed on units at customer locations that are outside the scope of our core maintenance activities and that are offered as a convenience, and in directly reimbursable freight and crane charges that are the financial responsibility of the customers. Demand for retail parts and services fluctuates from period to period based on varying customer needs.
Related-party revenue. Related-party revenue was earned through related-party transactions that occur in the ordinary course of business with various affiliated entities of Energy Transfer. The $3.7 million increase in related-party revenue for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily was due to revenue recognized from entities acquired by Energy Transfer during the previously comparable period.
Cost of operations, exclusive of depreciation and amortization. The $39.9 million increase in cost of operations for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily was due to (i) a $19.2 million increase in direct expenses, primarily driven by fluids and parts due to higher costs and increased usage associated with higher revenue-generating horsepower, (ii) a $6.3 million increase in outside maintenance costs due to greater use and higher costs of third-party labor during the current period, (iii) a $3.6 million increase in non-income taxes, primarily due to sales tax refunds received in the prior comparable period, (iv) a $3.4 million increase in direct labor costs due to higher employee costs, (v) a $3.3 million increase in retail parts and service expenses, for which a corresponding increase in parts and service revenue also occurred, and (vi) a $2.8 million increase in expenses related to our vehicle fleet, primarily due to increased fuel costs and increased usage, as well as higher costs of maintenance during the current period.
Depreciation and amortization expense. The $2.1 million decrease in depreciation and amortization expense for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily was due to increased asset disposals and assets reaching the end of their depreciable lives.
Selling, general, and administrative expense. The $5.2 million increase in selling, general, and administrative expense for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily was due to (i) a $2.0 million decrease to the allowance for credit losses, resulting from a $0.7 million reversal of previously recognized credit losses in the current period versus a $2.7 million reversal in the prior comparable period, (ii) a $1.1 million increase in employee-related expenses, (iii) a $0.5 million increase in professional fees, (iv) a $0.5 million increase in severance charges, primarily attributable to the departure of one of our executives during the current period, and (v) a $0.4 million increase in other taxes.
Loss (gain) on disposition of assets. The $4.1 million increase in loss (gain) on disposition of assets for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily was due to the exercise of a lease purchase option on certain compression units by a customer during the prior comparable period. The remaining change primarily relates to various asset disposals.
Impairment of compression equipment. The $1.5 million and $5.1 million impairments of compression equipment during the years ended December 31, 2022 and 2021, respectively, primarily were the result of our evaluations of the future deployment of our idle fleet under then-existing market conditions. The primary circumstances supporting these impairments were: (i) unmarketability of units into the foreseeable future, (ii) excessive maintenance costs associated with certain fleet assets, and (iii) excessive retrofitting costs that likely would prevent certain units from securing customer acceptance. These compression units were written down to their respective estimated salvage values, if any.
As a result of our evaluations during the years ended December 31, 2022 and 2021, we retired 15 and 26 compression units, respectively, for a total of approximately 3,200 and 11,000 aggregate horsepower, respectively, that previously were used to provide compression services in our business.
Interest expense, net. The $8.2 million increase in interest expense, net for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily was due to higher weighted-average interest rates and increased borrowings under the Credit Agreement, partially offset by a decrease in amortization of debt issuance costs attributable to the amendment and restatement of the Credit Agreement in the prior comparable period.
The weighted-average interest rate applicable to borrowings under the Credit Agreement was 4.48% and 2.98% for the years ended December 31, 2022, and 2021, respectively, and average outstanding borrowings under our Credit Agreement were $580.4 million for the year ended December 31, 2022, compared to $491.5 million for the year ended December 31, 2021.
Income tax expense. The $0.1 million increase in income tax expense for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily was related to taxes associated with the Texas Margin Tax.
Other Financial Data
The following table summarizes other financial data for the periods presented (dollars in thousands):

	Year Ended December 31,				Increase
Other Financial Data: (1)	2022		2021		(Decrease)
Gross margin	$233,585		$199,487		17.1%
Adjusted gross margin	$470,262		$438,256		7.3%
Adjusted gross margin percentage (2)	66.7%		69.3%		(2.6)%
Adjusted EBITDA	$425,978		$398,380		6.9%
Adjusted EBITDA percentage (2)	60.5%		63.0%		(2.5)%
DCF	$221,499		$209,128		5.9%
DCF Coverage Ratio	1.08	x	1.03	x	4.9%
________________________
(1)Adjusted gross margin, Adjusted EBITDA, Distributable Cash Flow (“DCF”), and DCF Coverage Ratio are all non-GAAP financial measures. Definitions of each measure, as well as reconciliations of each measure to its most directly comparable financial measure(s) calculated and presented in accordance with GAAP, can be found below under the caption “Non-GAAP Financial Measures”.
(2)Adjusted gross margin percentage and Adjusted EBITDA percentage are calculated as a percentage of revenue.
Gross margin. The $34.1 million increase in gross margin for the year ended December 31, 2022, compared to the year ended December 31, 2021, was due to (i) a $72.0 million increase in revenues and (ii) a $2.1 million decrease in depreciation and amortization, partially offset by (iii) a $39.9 million increase in cost of operations, exclusive of depreciation and amortization.
Adjusted gross margin and Adjusted gross margin percentage. The $32.0 million increase in Adjusted gross margin for the year ended December 31, 2022, compared to the year ended December 31, 2021, was due to a $72.0 million increase in revenues, partially offset by a $39.9 million increase in cost of operations, exclusive of depreciation and amortization.
The 2.6% decline in Adjusted gross margin percentage primarily was due to the inflation-driven increase in cost of operations, exclusive of depreciation and amortization, that preceded CPI-based and other price increases on customer contracts that occur as market conditions permit.
Adjusted EBITDA and Adjusted EBITDA percentage. The $27.6 million increase in Adjusted EBITDA for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily was due to a $32.0 million increase in Adjusted gross margin, partially offset by a $4.4 million increase in selling, general, and administrative expenses, excluding unit-based compensation expense, severance charges, and transaction expenses.
The 2.5% decline in Adjusted EBITDA percentage primarily was due to the inflation-driven increase in cost of operations, exclusive of depreciation and amortization, that preceded CPI-based and other price increases on customer contracts that occur as market conditions permit.
DCF. The $12.4 million increase in DCF for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily was due to (i) a $32.0 million increase in Adjusted gross margin, partially offset by (ii) a $10.7 million increase in cash interest expense, net, (iii) a $4.4 million increase in selling, general, and administrative expenses, excluding unit-based compensation expense, severance charges, and transaction expenses, and (iv) a $4.3 million increase in maintenance capital expenditures.

DCF Coverage Ratio. The increase in DCF Coverage Ratio for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily was due to the increase in DCF, partially offset by increased distributions due to an increase in the number of outstanding common units.
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
We believe cash generated by operating activities and, where necessary, borrowings under the Credit Agreement will be sufficient to service our debt, fund working capital, fund our estimated expansion capital expenditures, fund our maintenance capital expenditures, and pay distributions to our unitholders through 2023.
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
Capital Expenditures
The compression services business is capital intensive, requiring significant investment to maintain, expand, and upgrade existing operations. Our capital requirements primarily have consisted of, and we anticipate that our capital requirements will continue primarily to consist of, the following:
•maintenance capital expenditures, which are capital expenditures made to maintain the operating capacity of our assets and extend their useful lives, to replace partially or fully depreciated assets, or other capital expenditures that are incurred in maintaining our existing business and related operating income; and
•expansion capital expenditures, which are capital expenditures made to expand the operating capacity or operating-income capacity of assets, including by acquisition of compression units or through modification of existing compression units to increase their capacity, or to replace certain partially or fully depreciated assets that at the time of replacement were not generating operating income.
We classify capital expenditures as maintenance or expansion on an individual-asset basis. Over the long term, we expect that our maintenance capital expenditure requirements will continue to increase as the overall size and age of our fleet increases. Our aggregate maintenance capital expenditures for the years ended December 31, 2022, and 2021, were $23.8 million and $19.5 million, respectively. We currently plan to spend approximately $26.0 million in maintenance capital expenditures during 2023, including parts consumed from inventory.
Without giving effect to any equipment that we may acquire pursuant to any future acquisitions, we currently have budgeted between $260.0 million and $270.0 million in expansion capital expenditures for 2023. Our expansion capital expenditures for the years ended December 31, 2022, and 2021, were $145.1 million and $40.2 million, respectively.
As of December 31, 2022, we had binding commitments to purchase $159.3 million worth of additional compression units and serialized parts, all of which is expected to be settled within the next twelve months.
Other Commitments
As of December 31, 2022, other commitments include operating and finance lease payments totaling $24.9 million, of which we expect to make payments of $5.1 million to be settled in the next twelve months. For a more detailed description of our lease obligations, please refer to Note 7 to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data”.

Cash Flows
The following table summarizes our sources and uses of cash for the years ended December 31, 2022, and 2021, (in thousands):

	Year Ended December 31,
	2022	2021
Net cash provided by operating activities	$260,590	$265,425
Net cash used in investing activities	(129,945)	(39,188)
Net cash used in financing activities	(130,610)	(226,239)
Net cash provided by operating activities. The $4.8 million decrease in net cash provided by operating activities for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily was due to changes in other working capital, offset by an $18.2 million increase in net income, as adjusted for non-cash items.
Net cash used in investing activities. The $90.8 million increase in net cash used in investing activities for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily was due to an $89.0 million increase in capital expenditures, for purchases of new compression units, reconfiguration costs, and other equipment.
Net cash used in financing activities. The $95.6 million decrease in net cash used in financing activities for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily was due to (i) an $87.1 million increase in net borrowings under the Credit Agreement and (ii) a $9.4 million decrease in financing costs, primarily due to costs incurred related to the amendment and restatement of our Credit Agreement in the prior comparable period, partially offset by (iii) a $1.1 million increase in common unit distributions.
Revolving Credit Facility
As of December 31, 2022, we were in compliance with all of our covenants under the Credit Agreement. As of December 31, 2022, we had outstanding borrowings under the Credit Agreement of $646.0 million, $954.0 million of availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $333.1 million.
As of February 9, 2023, we had outstanding borrowings under the Credit Agreement of $677.0 million.
The Credit Agreement matures on December 8, 2026, except that if any portion of the Senior Notes 2026 are outstanding on December 31, 2025, the Credit Agreement will mature on December 31, 2025.
On December 8, 2021, the Partnership amended and restated the Credit Agreement. The Credit Agreement provides for an asset-based revolving credit facility to be made available to the Partnership in an aggregate amount of $1.6 billion. The Partnership’s obligations under the Credit Agreement are guaranteed by the guarantors party to the Credit Agreement, which currently consists of all of the Partnership’s subsidiaries. In addition, the Partnership’s obligations under the Credit Agreement are secured by: (i) substantially all of the Partnership’s assets and substantially all of the assets of the guarantors party to the Credit Agreement, excluding real property and other customary exclusions; and (ii) all of the equity interests of the Partnership’s U.S. restricted subsidiaries (subject to customary exceptions).
Borrowings under the Credit Agreement bear interest at a per-annum interest rate equal to, at the Partnership’s option, either the Alternate Base Rate or SOFR plus the applicable margin. “Alternate Base Rate” means the greatest of (i) the prime rate, (ii) the applicable federal funds effective rate plus 0.50%, and (iii) one-month SOFR rate plus 1.00%. The applicable margin for borrowings varies (a) in the case of SOFR loans, from 2.00% to 2.75% per annum, and (b) in the case of Alternate Base Rate loans, from 1.00% to 1.75% per annum, and are determined based on a total-leverage-ratio pricing grid. In addition, the Borrower is required to pay commitment fees based on the daily unused amount of the Credit Agreement in an amount equal to 0.375% per annum. Amounts borrowed and repaid under the Credit Agreement may be re-borrowed, subject to borrowing base availability.
The Credit Agreement contains various covenants with which the Partnership and its restricted subsidiaries must comply, including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity and making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets, and other provisions customary in similar types of agreements. The Partnership also must maintain, on a consolidated basis, as of the last day of each fiscal quarter a Total Leverage Ratio (as defined in the Credit Agreement) of not greater than 5.50 to 1.00 through the third fiscal quarter of 2023 and 5.25 to 1.00 thereafter (except that the Partnership may increase the applicable Total Leverage Ratio by 0.25 for any fiscal quarter during which a Specified Acquisition (as defined in the Credit Agreement) occurs and the following two fiscal quarters, but in no event shall the maximum Total Leverage Ratio exceed 5.50 to 1.00 for any fiscal quarter as a result of such increase); an Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 2.50 to 1.00; and a Secured Leverage Ratio (as defined in the Credit Agreement) of not greater than 3.00 to 1.00 or less than 0.00 to 1.00. The Credit Agreement also contains various customary representations and warranties, affirmative covenants, and events of default.
We expect to remain in compliance with our covenants under the Credit Agreement throughout 2023. If our current cash flow projections prove to be inaccurate, we expect to be able to remain in compliance with such financial covenants by taking one or more of the following actions: issue equity in a public or private offering; request a modification of our covenants from our bank group; reduce distributions from our current distribution rate or suspend distributions altogether; delay discretionary capital spending and reduce operating expenses; or obtain an equity infusion pursuant to the terms of the Credit Agreement.
For a more detailed description of the Credit Agreement, including the covenants and restrictions contained therein, please refer to Note 9 to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data.”.
Senior Notes
As of December 31, 2022, we had $725.0 million and $750.0 million aggregate principal amount outstanding on our Senior Notes 2026 and Senior Notes 2027, respectively.
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
DRIP
During the years ended December 31, 2022, and 2021, distributions of $2.1 million and $1.8 million, respectively, were reinvested under the DRIP resulting in the issuance of 124,255 and 118,399 common units, respectively.
Such distributions are treated as non-cash transactions in the accompanying Consolidated Statements of Cash Flows included in Part II, Item 8 “Financial Statements and Supplementary Data” of this report.
See Note 11 to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” for more information regarding the DRIP.
Non-GAAP Financial Measures
Adjusted Gross Margin
Adjusted gross margin is a non-GAAP financial measure. We define Adjusted gross margin as revenue less cost of operations, exclusive of depreciation and amortization expense. We believe Adjusted gross margin is useful to investors as a supplemental measure of our operating profitability. Adjusted gross margin primarily is impacted by the pricing trends for service operations and cost of operations, including labor rates for service technicians, volume, and per-unit costs for lubricant oils, quantity and pricing of routine preventative maintenance on compression units, and property tax rates on compression units. Adjusted gross margin should not be considered an alternative to, or more meaningful than, gross margin or any other measure presented in accordance with GAAP. Moreover, our Adjusted gross margin, as presented, may not be comparable to similarly titled measures of other companies. Because we capitalize assets, depreciation and amortization of equipment is a necessary element of our cost structure. To compensate for the limitations of Adjusted gross margin as a measure of our performance, we believe it is important to consider gross margin determined under GAAP, as well as Adjusted gross margin, to evaluate our operating profitability.

The following table reconciles Adjusted gross margin to gross margin, its most directly comparable GAAP financial measure, for each of the periods presented (in thousands):

	Year Ended December 31,
	2022	2021
Total revenues	$704,598	$632,645
Cost of operations, exclusive of depreciation and amortization	(234,336)	(194,389)
Depreciation and amortization	(236,677)	(238,769)
Gross margin	$233,585	$199,487
Depreciation and amortization	236,677	238,769
Adjusted gross margin	$470,262	$438,256
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
We believe Adjusted EBITDA provides useful information to investors because, when viewed in conjunction with our GAAP results and the accompanying reconciliations, it may provide a more complete assessment of our performance as compared to considering solely GAAP results. We also believe that external users of our financial statements benefit from having access to the same financial measures that management uses to evaluate the results of our business.
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

The following table reconciles Adjusted EBITDA to net income and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Year Ended December 31,
	2022	2021
Net income	$30,318	$10,279
Interest expense, net	138,050	129,826
Depreciation and amortization	236,677	238,769
Income tax expense	1,016	874
EBITDA	$406,061	$379,748
Interest income on capital lease	—	48
Unit-based compensation expense (1)	15,894	15,523
Transaction expenses (2)	27	34
Severance charges	982	494
Loss (gain) on disposition of assets	1,527	(2,588)
Impairment of compression equipment (3)	1,487	5,121
Adjusted EBITDA	$425,978	$398,380
Interest expense, net	(138,050)	(129,826)
Non-cash interest expense	7,265	9,765
Income tax expense	(1,016)	(874)
Interest income on capital lease	—	(48)
Transaction expenses	(27)	(34)
Severance charges	(982)	(494)
Other	(851)	(2,742)
Changes in operating assets and liabilities	(31,727)	(8,702)
Net cash provided by operating activities	$260,590	$265,425
________________________
(1)For the years ended December 31, 2022, and 2021, unit-based compensation expense included $4.4 million and $4.2 million, respectively, of cash payments related to quarterly payments of DERs on outstanding phantom unit awards and $1.3 million and $0.3 million, respectively, related to the cash portion of any settlement of phantom unit awards upon vesting. The remainder of unit-based compensation expense for all periods was related to non-cash adjustments to the unit-based compensation liability.
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
The following table reconciles DCF to net income and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Year Ended December 31,
	2022	2021
Net income	$30,318	$10,279
Non-cash interest expense	7,265	9,765
Depreciation and amortization	236,677	238,769
Non-cash income tax benefit	(151)	(42)
Unit-based compensation expense (1)	15,894	15,523
Transaction expenses (2)	27	34
Severance charges	982	494
Loss (gain) on disposition of assets	1,527	(2,588)
Impairment of compression equipment (3)	1,487	5,121
Distributions on Preferred Units	(48,750)	(48,750)
Maintenance capital expenditures (4)	(23,777)	(19,477)
DCF	$221,499	$209,128
Maintenance capital expenditures	23,777	19,477
Transaction expenses	(27)	(34)
Severance charges	(982)	(494)
Distributions on Preferred Units	48,750	48,750
Other	(700)	(2,700)
Changes in operating assets and liabilities	(31,727)	(8,702)
Net cash provided by operating activities	$260,590	$265,425
________________________
(1)For the years ended December 31, 2022, and 2021, unit-based compensation expense included $4.4 million and $4.2 million, respectively, of cash payments related to quarterly payments of DERs on outstanding phantom unit awards and $1.3 million and $0.3 million, respectively, related to the cash portion of any settlement of phantom unit awards upon vesting. The remainder of unit-based compensation expense for all periods was related to non-cash adjustments to the unit-based compensation liability.
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
Coverage Ratios
DCF Coverage Ratio is defined as the period’s DCF divided by distributions declared to common unitholders in respect of such period. We believe DCF Coverage Ratio is an important measure of operating performance because it permits management, investors, and others to assess our ability to pay cash distributions to common unitholders out of the cash flows that we generate. Our DCF Coverage Ratio, as presented, may not be comparable to similarly titled measures of other companies.

The following table summarizes our DCF Coverage Ratio for the periods presented (dollars in thousands):

	Year Ended December 31,
	2022		2021
DCF	$221,499		$209,128

Distributions for DCF Coverage Ratio (1)	$205,559		$203,978

DCF Coverage Ratio	1.08	x	1.03	x
________________________
(1)Represents distributions to the holders of our common units as of the record date.
Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations is based on our financial statements. These financial statements were prepared in conformity with GAAP. As such, we are required to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. We base our estimates on historical experience, available information, and other assumptions we believe to be reasonable under the circumstances. On an ongoing basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. The accounting estimates that we believe require management’s most difficult, subjective, or complex judgments, and that are the most critical to its reporting of results of operations and financial position are as follows:
Long-Lived Assets
Long-lived assets, which include property and equipment, and intangible assets, comprise a significant amount of our total assets. Long-lived assets to be held and used by us are reviewed to determine whether any events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, the consistency of performance characteristics of compression units in our idle fleet with the performance characteristics of our revenue-generating horsepower, any historical or future profitability measurements, and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate the carrying amount of the asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flows analysis. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the estimated fair value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, is based on an estimate of discounted cash flows, the expected net sale proceeds compared to other similarly configured fleet units we recently sold, a review of other units recently offered for sale by third parties, or the estimated component value of similar equipment we plan to continue to use.
Potential events or circumstances that reasonably could be expected to negatively affect the key assumptions we used in estimating whether or not the carrying value of our long-lived assets are recoverable include the consolidation or failure of crude oil and natural gas producers, which may result in a smaller market for our services and may cause us to lose key customers, and cost-cutting efforts by crude oil and natural gas producers, which may cause us to lose current or potential customers or achieve less revenue per customer. If our projections of cash flows associated with our units decline, we may have to record an impairment of compression equipment in future periods.
For the years ended December 31, 2022, and 2021, we evaluated the future deployment of our idle fleet assets under then-existing market conditions and retired 15 and 26 compressor units, respectively, for a total of approximately 3,200 and 11,000 aggregate horsepower, respectively, that previously were used to provide compression services in our business. As a result, we recorded impairments of compression equipment of $1.5 million and $5.1 million for the years ended December 31, 2022, and 2021, respectively. The primary circumstances supporting these impairments were: (i) unmarketability of units into the foreseeable future, (ii) excessive maintenance costs associated with certain fleet assets, and (iii) excessive retrofitting costs that likely would prevent certain units from securing customer acceptance. These compression units were written down to their respective estimated salvage values, if any.
Estimated Useful Lives of Property and Equipment
Property and equipment is carried at cost. Depreciation is computed on a straight-line basis using useful lives that are estimated based on assumptions and judgments that reflect both historical experience and expectations regarding future use of our assets. The use of different assumptions and judgments in the calculation of depreciation, especially those involving useful lives, likely would result in significantly different net book values of our assets and results of operations.
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
We utilize both internal and external counsel in evaluating our potential exposure to adverse outcomes from orders, judgments, or settlements. While we are unable to predict the ultimate outcome of these actions, the accounting standard for contingencies requires management to make judgments about future events that are inherently uncertain. We are required to record a loss during any period in which we believe a contingency is probable and can be reasonably estimated. To the extent that actual outcomes differ from our estimates, or additional facts and circumstances cause us to revise our estimates, our earnings will be affected. We expense legal costs as incurred, and all recorded legal liabilities are revised, as required, as better information becomes available to us.
We currently are protesting certain assessments made by the Oklahoma Tax Commission (“OTC”). We believe it is reasonably possible that we could incur losses related to this assessment depending on whether the administrative law judge assigned by the OTC accepts our position that the transactions are not taxable and we ultimately lose any and all subsequent legal challenges to such determination. We estimate that the range of losses we could incur is from $0 to approximately $21.8 million, including penalties and interest.
As of December 31, 2021, we had recorded a $44.9 million accrued liability and $44.9 million related-party receivable from Energy Transfer related to open audits with the Office of the Texas Comptroller of Public Accounts (the “Comptroller”), wherein the Comptroller had challenged the applicability of the manufacturing exemption. During August 2022, a Compromise and Settlement Agreement (“Agreement”) was entered into with the Comptroller for the period January 1, 2008, through March 31, 2018, related to such open audits. Pursuant to an indemnification agreement between us and Energy Transfer, Energy Transfer paid all amounts due under the Agreement in full. As a result, the $44.9 million accrued liability and $44.9 million related-party receivable from Energy Transfer was reduced to zero as of December 31, 2022.
Allowance for Credit Losses
We maintain an allowance for credit losses for our trade accounts receivable based on specific customer collection issues and historical experience.
Our determination of the allowance for credit losses requires us to make estimates and judgments regarding our customers’ ability to pay amounts due. We continuously evaluate the financial strength of our customers and the overall business climate in which our customers operate, and make adjustments to the allowance for credit losses as necessary. We evaluate the financial strength of our customers by reviewing the aging of their receivables owed to us, our collection experience with the customer, correspondence, financial information, and third-party credit ratings. We evaluate the business climate in which our customers operate by reviewing various publicly available materials regarding our customers’ industry, including the solvency of various companies in the industry.
For the year ended December 31, 2022, we recognized a reversal of $0.7 million of our provision for expected credit losses. Favorable market conditions for customers, attributable to sustained increases in commodity prices, was the primary factor supporting the recorded decrease to the allowance for credit losses for the year ended December 31, 2022.
For the year ended December 31, 2021, we recognized a reversal of $2.7 million of our provision for expected credit losses. Improved market conditions for customers resulting from improved commodity prices was the primary factor supporting the recorded decrease to the allowance for credit losses for the year ended December 31, 2021.
ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to any natural gas or crude oil in connection with our rendered services, and accordingly, we do not bear direct exposure to fluctuating commodity prices. However, the demand for our compression services depends on the continued demand for, and production of, natural gas and crude oil. Sustained low natural gas or crude oil prices over the long term could result in a decline in the production of natural gas or crude oil, which could result in reduced demand for our compression services. We do not intend to hedge our indirect exposure to fluctuating commodity prices. A one percent decrease in average revenue-generating horsepower during the year ended December 31, 2022 would result in an annual decrease of approximately $6.4 million and $4.3 million in our revenue and Adjusted gross margin, respectively. Adjusted gross margin is a non-GAAP financial measure. For a reconciliation of Adjusted gross margin to gross margin, its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures”. Please also read Part I, Item 1A “Risk Factors – Risks Related to Our Business – An extended reduction in the demand for, or production of, natural gas or crude oil could adversely affect the demand for our services or the prices we charge for our services, which could result in a decrease in our revenues and cash available for distribution to unitholders.”
Interest Rate Risk
We are exposed to market risk due to variable interest rates under the Credit Agreement.
As of December 31, 2022, we had $646.0 million of variable-rate indebtedness outstanding at a weighted-average interest rate of 6.84%. Based on our December 31, 2022 variable-rate indebtedness outstanding, a one percent increase or decrease in the effective interest rate would result in an annual increase or decrease in our interest expense of approximately $6.5 million.
For further information regarding our exposure to interest rate fluctuations on our debt obligations, see Note 9 to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data”. Although we do not currently hedge our variable rate debt, we may, in the future, hedge all or a portion of such debt.
Credit Risk
Our credit exposure generally relates to receivables for services provided. If any significant customer of ours should have credit or financial problems resulting in a delay or failure to pay the amount it owes us, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. Please see Part II, Item 1A. “Risk Factors – Risk Related to Our Business – We are exposed to counterparty credit risk. Nonpayment and nonperformance by our customers, suppliers, or vendors could reduce our revenues, increase our expenses, and otherwise have a negative impact on our ability to conduct our business, operating results, cash flows, and ability to make distributions to our unitholders.”
ITEM 8.    Financial Statements and Supplementary Data
The financial statements and supplementary information specified by this Item are presented in Part IV, Item 15 “Exhibits and Financial Statement Schedules”.
ITEM 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.    Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022, at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for us. Our internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of our published financial statements.

There are inherent limitations to the effectiveness of any control system, however well designed, including the possibility of human error and the possible circumvention or overriding of controls. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Management must make judgments with respect to the relative cost and expected benefits of any specific control measure. The design of a control system also is based in part on assumptions and judgments made by management about the likelihood of future events, and there can be no assurance that a control will be effective under all potential future conditions. As a result, even an effective system of internal control over financial reporting can provide no more than reasonable assurance with respect to the fair presentation of financial statements and the processes under which they were prepared.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, our management believes that, as of December 31, 2022, our internal control over financial reporting was effective. Grant Thornton LLP, an independent registered public accounting firm that audited our consolidated financial statements included herein, also has audited the effectiveness of our internal control over financial reporting as of December 31, 2022, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors of USA Compression GP, LLC and
Unitholders of USA Compression Partners, LP
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of USA Compression Partners, LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2022, and our report dated February 14, 2023 expressed an unqualified opinion on those financial statements.
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
February 14, 2023

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
ITEM 9B.    Other Information
None.
ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
ITEM 10.    Directors, Executive Officers, and Corporate Governance
Board of Directors
Our general partner, USA Compression GP, LLC (the “General Partner”), manages our operations and activities. The General Partner is wholly owned by Energy Transfer LP (“Energy Transfer”). The General Partner has a board of directors (the “Board”) that manages our business, and the Board has appointed executive officers of the General Partner. References to “our officers” and “our directors” in this section refers to the officers and directors of the General Partner. The Board is not elected by our unitholders and is not subject to re-election on a regular basis in the future. As the sole member of the General Partner, Energy Transfer is entitled under the limited liability company agreement of the General Partner (the “GP LLC Agreement”) to appoint all directors of the General Partner, subject to rights and restrictions contained in other agreements. The GP LLC Agreement provides that the Board shall consist of between two and eleven persons.
The Board is comprised of nine members, eight of whom were designated by Energy Transfer and one of whom was designated by EIG Management Company, LLC (“EIG Management”) pursuant to a Board Representation Agreement (the “Board Representation Agreement”) among us, the General Partner, Energy Transfer, and EIG Veteran Equity Aggregator, L.P. (along with its affiliated funds, “EIG”), entered into on April 2, 2018 (the “Transactions Date”) in connection with our private placement to EIG and FS Energy and Power Fund (“FS Energy”) of Preferred Units and warrants to purchase common units of the Partnership (the “Warrants”). Under the Board Representation Agreement, EIG Management has the right to designate one member of the Board for so long as EIG and FS Energy own, in the aggregate, more than 5% of the Partnership’s outstanding common units (taking into account the common units issuable upon conversion of the Preferred Units and exercise of the Warrants). EIG Management has designated Matthew S. Hartman to serve on the Board. Four members of the Board are independent as defined under the independence standards established by the NYSE and the SEC. Although the NYSE does not require a publicly traded limited partnership like us to have a majority of independent directors on the Board or to establish a compensation committee or a nominating committee, the Board has elected to have a standing compensation committee (the “Compensation Committee”). We do not have a nominating committee in light of the fact that Energy Transfer and EIG currently collectively appoint all of the members of the Board.
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
As a limited partnership, NYSE rules do not require us to seek unitholder approval for the election of any of our directors. We do not have a formal process for identifying director nominees, nor do we have a formal policy regarding consideration of diversity in identifying director nominees. We believe, however, that the individuals appointed as directors have experience, skills, and qualifications relevant to our business and have a history of service in senior leadership positions with the qualities and attributes required to provide effective oversight of the Partnership.
Independent Directors. The Board has determined that Matthew S. Hartman, Glenn E. Joyce, W. Brett Smith, and William S. Waldheim are independent directors under the standards established by the NYSE and the Exchange Act. The Board considered all relevant facts and circumstances and applied the independence guidelines of the NYSE and the Exchange Act in determining that none of these directors has any material relationship with us, our management, the General Partner or its affiliates, or our subsidiaries.
Mr. Hartman is a Managing Director at EIG, and, since the Transactions Date, EIG has owned over 80% of the Preferred Units and outstanding Warrants in the Partnership. Additionally, EIG owns 449,529 of our common units as a result of the exercise of certain of the Warrants in April 2022. The Board determined that EIG’s ownership interest in the Partnership did not preclude the independence of Mr. Hartman because (i) EIG’s ownership interest in the Partnership does not confer voting rights sufficient to participate in the control of the Partnership or influence its management, (ii) the Board Representation Agreement does not grant to EIG a sufficient number of seats on the Board to significantly influence or control its decision making or materially influence the management or operation of the Partnership, and (iii) the Board has determined that ownership of even a significant amount of the Partnership’s securities does not, by itself, preclude a finding of independence.
Mr. Smith is President of, and owns limited partnership interests in, Promontory Exploration, LP, Rubicon Oil & Gas II LP, and Quientesa Royalty LP, which entities own non-operating working or royalty interests in wells and receive proceeds from liquids production purchased by a subsidiary of Energy Transfer under agreements with well operators. The Board determined that Mr. Smith’s association with these entities did not preclude the independence of Mr. Smith.
The Board’s Role in Risk Oversight
The Board administers its risk oversight function as a whole and through its committees. It does so in part through discussion and review of our business, financial reporting, and corporate governance policies, procedures, and practices, with opportunity to make specific inquiries of management. In addition, at each regular meeting of the Board, management provides a report of the Partnership’s operational and financial performance, which often prompts questions and feedback from the Board. The audit committee of the Board (the “Audit Committee”) provides additional risk oversight through its quarterly meetings, where it discusses policies with respect to risk assessment and risk management, reviews contingent liabilities and risks that may be material to the Partnership, and assesses major legislative and regulatory developments that could materially impact the Partnership’s contingent liabilities and risks. The Audit Committee also is required to discuss any material violations of our policies brought to its attention on an ad-hoc basis. Additionally, the Compensation Committee reviews our overall compensation program and its effectiveness at both linking executive pay to performance and aligning the interests of our executives and our unitholders.
Committees of the Board of Directors
Audit Committee. The Board appoints the Audit Committee, which is comprised solely of directors who meet the independence and experience standards established by the NYSE and the Exchange Act. The Audit Committee consists of Messrs. Hartman, Joyce, Smith, and Waldheim, and Mr. Waldheim serves as chairman of the Audit Committee. The Board determined that Mr. Waldheim is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of SEC Regulation S-K, and that each of Messrs. Hartman, Joyce, Smith, and Waldheim is “independent” within the meaning of the applicable NYSE and Exchange Act rules governing audit committee independence. The Audit Committee assists the Board in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements as well as the effectiveness of our corporate policies and internal controls. The Audit Committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof, and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. The Audit Committee also is responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm is given unrestricted access to the Audit Committee.
The charter of the Audit Committee (the “Audit Committee Charter”) is available under the Investor Relations tab on our website at usacompression.com. We will provide a copy of the Audit Committee Charter to any of our unitholders without charge upon written request to Investor Relations, 111 Congress Avenue, Suite 2400, Austin, TX 78701.
Compensation Committee. The NYSE does not require a listed limited partnership like us to have a compensation committee. However, the Board established the Compensation Committee to, among other things, oversee our compensation program described below in Part III, Item 11 “Executive Compensation.” The Compensation Committee consists of Messrs. Joyce, Smith, and Waldheim and is chaired by Mr. Joyce. The Compensation Committee establishes and reviews general policies related to our compensation and benefits, and is responsible for making recommendations to the Board with respect to the compensation and benefits of the Board. In addition, the Compensation Committee administers the USA Compression Partners, LP 2013 Long-Term Incentive Plan, as amended and as may be further amended or replaced from time to time (the “LTIP”).
Under the charter of the Compensation Committee (the “Compensation Committee Charter”), a director serving as a member of the Compensation Committee may not be an officer of, or employed by, the General Partner, us, or our subsidiaries. During 2021, none of Mr. Joyce, Mr. Smith, or Mr. Waldheim was an officer or employee of Energy Transfer or any of its affiliates, or served as an officer of any company with respect to which any of our executive officers served on such company’s board of directors. In addition, none of Mr. Joyce, Mr. Smith, or Mr. Waldheim is a former employee of Energy Transfer or any of its affiliates.
The Compensation Committee Charter is available under the Investor Relations tab on our website at usacompression.com. We will provide a copy of the Compensation Committee Charter to any of our unitholders without charge upon written request to Investor Relations, 111 Congress Avenue, Suite 2400, Austin, TX 78701.
Conflicts Committee. As set forth in the GP LLC Agreement, the General Partner may, from time to time, establish a conflicts committee to which the Board will appoint independent directors and which may be asked to review specific matters that the Board believes may involve conflicts of interest between us, our limited partners, and Energy Transfer. Such conflicts committee will determine the resolution of the conflict of interest in any matter referred to it in good faith. The members of the conflicts committee may not be officers or employees of the General Partner or directors, officers, or employees of its affiliates, including Energy Transfer, and must meet the independence and experience standards established by the NYSE and the Exchange Act to serve on the Audit Committee, and certain other requirements. Any matters approved by the conflicts committee in good faith will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by the General Partner of any duties it may owe us or our unitholders.
Corporate Governance Guidelines and Code of Ethics
The Board has adopted Corporate Governance Guidelines (the “Guidelines”) that outline important policies and practices regarding our governance and provide a framework for the function of the Board and its committees. The Board also has adopted a Code of Business Conduct and Ethics (the “Code”) that applies to the General Partner and its subsidiaries and affiliates, including us, and to all of its and their directors, employees, and officers, including its principal executive officer, principal financial officer, and principal accounting officer. We intend to post any amendments to the Code, or waivers of its provisions applicable to our directors or executive officers, including our principal executive officer and principal financial officer, on our website. The Guidelines and the Code are available under the Investor Relations tab on our website at usacompression.com. We will provide copies of the Guidelines and the Code to any of our unitholders without charge upon written request to Investor Relations, 111 Congress Avenue, Suite 2400, Austin, TX 78701.
Note that the preceding internet addresses are for informational purposes only and are not intended to be hyperlinked. Accordingly, no information found on or provided at those internet addresses or on our website in general is intended or deemed to be incorporated by reference herein.
Directors and Executive Officers
The following table shows information as of February 9, 2023 regarding the current directors and executive officers of USA Compression GP, LLC.

Name	Age	Position with USA Compression GP, LLC
Eric D. Long	64	President and Chief Executive Officer and Director
Michael C. Pearl	51	Vice President, Chief Financial Officer and Treasurer
Eric A. Scheller	59	Vice President and Chief Operating Officer
Christopher W. Porter	39	Vice President, General Counsel and Secretary
Sean T. Kimble	58	Vice President, Human Resources
Christopher R. Curia	67	Director
Matthew S. Hartman	42	Director
Glenn E. Joyce	65	Director
Thomas E. Long	66	Director
Thomas P. Mason	66	Director
W. Brett Smith	63	Director
William S. Waldheim	66	Director
Bradford D. Whitehurst	48	Director
The directors of the General Partner hold office until the earlier of their death, resignation, removal, or disqualification or until their successors have been elected and qualified. Officers serve at the discretion of the Board. There are no family relationships among any of the directors or executive officers of the General Partner.
Eric D. Long has served as our President and CEO since September 2002 and has served as a director of the General Partner since June 2011. Mr. Long co-founded USA Compression in 1998 and has over 40 years of experience in the oil and gas industry. From 1980 to 1987, Mr. Long served in a variety of technical and managerial roles for several major pipeline and oil and natural gas producing companies, including Bass Enterprises Production Co. and Texas Oil & Gas. Mr. Long then served in a variety of senior officer level operating positions with affiliates of Hanover Energy, Inc., a company primarily engaged in the business of gathering, compressing, and transporting natural gas. In 1993, Mr. Long co-founded Global Compression Services, Inc., a compression services company. Mr. Long was formerly on the board of directors of the Wiser Oil Company, a NYSE listed company from May 2001 until it was sold to Forest Oil Corporation in May 2004. Mr. Long received his bachelor’s degree, with honors, in Petroleum Engineering from Texas A&M University. He is a registered Professional Engineer in the state of Texas.

As a result of his professional background, Mr. Long brings to us executive level strategic, operational, and financial skills. These skills, combined with his over 40 years of experience in the oil and natural gas industry, including in particular his experience in the compression services sector, make Mr. Long a valuable member of the Board.
Michael C. Pearl has served as our Vice President, Chief Financial Officer and Treasurer since August 2022. Prior to his appointment, Mr. Pearl served as Senior Vice President and Chief Financial Officer of Western Midstream Holdings, LLC, the general partner of Western Midstream Partners, LP, from October 2019 until September 2020. Prior to his service at Western Midstream, Mr. Pearl was the Senior Vice President, Investor Relations at Anadarko Petroleum Corporation (“Anadarko”) from December 2018 to September 2019 and was Anadarko’s Vice President of Finance and Treasurer from June 2016 to November 2018. Prior to that, since joining Anadarko in 2004, Mr. Pearl served in various other leadership positions within Anadarko’s accounting and finance organization, including Director Corporate Tax and Corporate Controller. In connection with his service at Anadarko, Mr. Pearl served as Senior Vice President and Chief Financial Officer of the general partner of Western Midstream Operating, LP (formerly Western Gas Partners, LP) from 2007 – 2009, including at the time of its 2008 IPO. Prior to joining Anadarko, Mr. Pearl began his career at Ernst & Young, where he held positions of increasing responsibility in corporate tax and finance. Mr. Pearl holds B.B.A. and M.S. degrees in accounting from Texas A&M University and an M.B.A. from Rice University.
Eric A. Scheller has served as our Vice President, Chief Operating Officer since June 2020. Prior to that, Mr. Scheller served as our Vice President – Fleet Operations since April 2018, and prior to that was our Vice President, Operations & Performance Management beginning in August 2015. Prior to joining us, Mr. Scheller was a Director at Sapient Global Markets since August 2013. Before Sapient, Mr. Scheller was a consultant in private practice advising midstream and chemicals firms from January 2012 to July 2013. Prior to that, he held several positions with Enterprise Products Partners LP from November 2004 to December 2011, most recently as Regional Director, Pipeline & Storage Services. Mr. Scheller holds a B.S. in Chemical Engineering (Math minor), a Masters of Chemical Engineering, and an M.B.A., all from the University of Houston. Mr. Scheller also is a CFA ® charterholder.
Christopher W. Porter has served as our Vice President, General Counsel and Secretary since January 2017, and, prior to that, had served as our Associate General Counsel and Assistant Secretary since October 2015. From January 2010 through October 2015, Mr. Porter practiced corporate and securities law at Hunton Andrews Kurth LLP, representing public and private companies, including master limited partnerships, in capital markets offerings, mergers and acquisitions, and corporate governance. Mr. Porter holds a B.B.A. degree in accounting from Texas A&M University, a M.S. degree in finance from Texas A&M University, and a J.D. degree from The George Washington University.
Sean T. Kimble has served as our Vice President, Human Resources since June 2014. Mr. Kimble brings to us over twenty-five years of human resources leadership experience. Prior to joining us, he was most recently the Senior Vice President of Human Resources at Millard Refrigerated Services from January 2011 to May 2014 where he led all aspects of human resources. Before joining Millard, he was the Chief Administrative Officer and Executive Vice President of Human Resources at MV Transportation from March 2005 to February 2009 where he led human resources, safety, labor relations, and various other operating support functions. Mr. Kimble holds a B.S. in marketing from Sacramento State University and an M.B.A. from Saint Mary’s College of California. Mr. Kimble also completed the University of Michigan’s Strategic HR and Strategic Collective Bargaining Programs.
Christopher R. Curia has served on the Board since April 2018. Mr. Curia also has served as a director on the board of directors of the general partner of Sunoco LP, a subsidiary of Energy Transfer LP, since August 2014 and as its Executive Vice President-Human Resources since April 2015. Mr. Curia was appointed the Executive Vice President and Chief Human Resources Officer of the general partner of Energy Transfer LP in April 2015. Mr. Curia joined Energy Transfer Operating, L.P. (“ETO”), a subsidiary of Energy Transfer LP which has since merged with Energy Transfer LP, in July 2008. Prior to joining ETO, Mr. Curia held HR leadership positions at both Valero Energy Corporation and Pennzoil, and has more than three decades of Human Resources experience in the oil and gas field. Mr. Curia holds a master’s degree in Industrial Relations from the University of West Virginia.
Mr. Curia was selected to serve on the Board due to the valuable perspective he brings from his extensive experience working as a human resources professional in the energy industry, and the insights he brings to the Board on matters such as succession planning, compensation, employee management, and acquisition evaluation and integration.
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
Mr. Hartman was selected to serve on the Board because of his financial and investment acumen, and experience with the midstream and infrastructure energy sectors.
Glenn E. Joyce has served on the Board since April 2018. Mr. Joyce was with Apex International Energy (“Apex”) for over six years, most recently as their Chief Administrative Officer from January 2017 through April 2022. Prior to joining Apex, he spent over 17 years with Apache Corporation where his last position was Director of Global Human Resources in which he managed the HR functions of the international regions of Apache (Australia, Argentina, UK, Egypt). Previously, he worked for Amoco and was involved in international operations in many different countries. Mr. Joyce received his bachelor’s degree in accounting from Texas A&M University.
Mr. Joyce was selected to serve on the Board due to his extensive experience in senior human resources leadership positions in the energy industry.
Thomas E. Long has served on the Board since April 2018. Mr. Long was appointed as Co-Chief Executive Officer of the general partner of Energy Transfer LP effective January 2021. Since May 2022, Mr. Long also has served as a director of Texas Capital Bancshares, Inc. Mr. Long previously served as the Chief Financial Officer of the general partner of Energy Transfer LP from February 2016 until January 2021. Mr. Long also has served as a director of the general partner of Energy Transfer LP since April 2019. Mr. Long served as Co-Chief Executive Officer of ETO’s general partner from January 2021 until its merger into Energy Transfer LP in April 2021 and was previously its Chief Financial Officer. He also served on the board of directors of the general partner of Sunoco LP from May 2016 until May 2021. Mr. Long also served as the Chief Financial Officer and as a director of PennTex Midstream Partners, LP’s general partner from November 2016 to July 2017. Mr. Long also served as Executive Vice President and Chief Financial Officer of Regency GP LLC from November 2010 to April 2015.
Mr. Long was selected to serve on the Board because of his understanding of energy-related corporate finance gained through his extensive experience in the energy industry.
Thomas P. Mason has served on the Board since April 2018. Since December 2022, Mr. Mason has served as the Executive Vice President and President – LNG of the general partner of Energy Transfer LP. Mr. Mason became the Executive Vice President and General Counsel of the general partner of Energy Transfer LP in December 2015, and has served as the Executive Vice President, General Counsel and President – LNG from October 2018 following the merger of Energy Transfer Equity, L.P. and Energy Transfer Partners, L.P. until December 2022 when he resigned from his role as General Counsel. In February 2021, Mr. Mason assumed leadership responsibility over Energy Transfer LP’s newly created Alternative Energy Group, which focuses on the development of alternative energy projects aimed at continuing to reduce Energy Transfer LP’s environmental footprint throughout its operations. Mr. Mason previously served as Senior Vice President, General Counsel and Secretary of ETO’s general partner from April 2012 to December 2015, as Vice President, General Counsel and Secretary from June 2008 and as General Counsel and Secretary from February 2007. Prior to joining ETO, he was a partner in the Houston office of Vinson & Elkins L.L.P. Mr. Mason also previously served on the Board of Directors of the general partner of Sunoco Logistics Partners L.P. from October 2012 to April 2017 and also served on the Board of Directors of the general partner of PennTex Midstream Partners, LP from November 2016 to July 2017.
Mr. Mason was selected to serve on the Board because of his decades of legal experience in securities, mergers and acquisitions, and corporate governance in the energy sector.
W. Brett Smith has served on the Board since April 2021. Mr. Smith also has served as President and Managing Partner of Rubicon Oil & Gas, LLC since October 2000, President of Rubicon Oil & Gas II, LP since May 2005, President of Quientesa Royalty LP since February 2005, President of Acton Energy LP since October 2008 and President of Promontory Exploration, LP since 2017. Mr. Smith was President of Rubicon Oil & Gas, LP from October 2000 to May 2005. For more than 30 years Mr. Smith has been active in assembling exploration prospects in the Permian Basin, Oklahoma, New Mexico, and the Rocky Mountain areas. Mr. Smith served on the board of directors of the general partner of ETO and on its audit committee from February 2018 through April 2021. Mr. Smith also previously served on the board of directors of Sunoco LP and was a member of its audit and compensation committees.
Mr. Smith was selected to serve on the Board based on his experience as an executive in the oil and gas industry, as well as his recent experience on the board of another publicly traded limited partnership.
William S. Waldheim has served on the Board since April 2018. Mr. Waldheim also has served on the board of directors of Southcross Energy Partners GP, LLC from February 2020 through April 2022. Mr. Waldheim served as a director and a member of the Audit, Finance & Risk Committee of Enbridge Energy Company, Inc. and Enbridge Energy Management,

L.L.C. from February 2016 through December 2018. He previously served as President of DCP Midstream LP where he had overall responsibility for DCP Midstream’s affairs including commercial, trading, and business development until his retirement in 2015. Prior to this, Mr. Waldheim was President of Midstream Marketing and Logistics for DCP Midstream and managed natural gas, crude oil, and natural gas liquids marketing and logistics. From 2005 to 2008, he was Group Vice President of Commercial for DCP Midstream, managing its upstream and downstream commercial business. Mr. Waldheim started his professional career in 1978 with Champlin Petroleum as an auditor and financial analyst and served in roles involving NGL and crude oil distribution and marketing. He served as Vice President of NGL and Crude Oil Marketing for Union Pacific Fuels from 1987 until 1998 at which time it was acquired by DCP Midstream.
Mr. Waldheim was selected to serve on the Board because of his broad and extensive experience in senior leadership roles in the energy industry and his financial and accounting expertise.
Bradford D. Whitehurst has served on the Board since April 2019. Since November 2022, Mr. Whitehurst has served as the Executive Vice President of Tax and Corporate Initiatives of the general partner of Energy Transfer LP. From January 2021 through November 2022, Mr. Whitehurst was the Chief Financial Officer of the general partner of Energy Transfer LP. Prior to that, Mr. Whitehurst served as their Executive Vice President – Head of Tax since August 2014. Mr. Whitehurst also served as the Chief Financial Officer of the general partner of ETO from January 2021 until its merger into Energy Transfer LP in April 2021, and prior to that was their Executive Vice President – Head of Tax since August 2014. Prior to joining Energy Transfer LP, Mr. Whitehurst was a partner in the Washington, DC office of Bingham McCutchen LLP and an attorney in the Washington, DC offices of both McKee Nelson LLP and Hogan & Hartson. Mr. Whitehurst has specialized in partnership taxation and has advised Energy Transfer LP in his role as outside counsel since 2006.
Mr. Whitehurst was selected to serve on the Board because of his strong background in the energy sector and specialized knowledge of the taxation structure and issues unique to partnerships.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires that the members of the Board, our executive officers, and persons who own more than 10 percent of a registered class of our equity securities file initial reports of ownership and reports of changes in ownership of our common units and other equity securities with the SEC and any exchange or other system on which such securities are traded or quoted. To our knowledge and based solely on a review of Section 16(a) forms filed electronically with the SEC, we believe that all reporting obligations of the members of the Board, our executive officers and greater than 10 percent unitholders under Section 16(a) were satisfied during the year ended December 31, 2022.
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
ITEM 11.    Executive Compensation
As is commonly the case with publicly traded limited partnerships, we have no officers, directors, or employees. Under the terms of the Partnership Agreement, we are ultimately managed by the General Partner, which is controlled by Energy Transfer. All of our employees, including our executive officers, are employees of USA Compression Management Services, LLC (“USAC Management”), a wholly owned subsidiary of the General Partner. References to “our officers” and “our directors” refer to the officers and directors of the General Partner.

Compensation Discussion & Analysis
Named Executive Officers
The following disclosure describes the executive compensation program for the named executive officers identified below (the “NEOs”). For the year ended December 31, 2022, the NEOs were:
•Eric D. Long, President and CEO;
•Michael C. Pearl, Vice President, Chief Financial Officer and Treasurer;
•Matthew C. Liuzzi, Former Vice President, Chief Financial Officer and Treasurer;
•Eric A. Scheller, Vice President and Chief Operating Officer;
•Christopher W. Porter, Vice President, General Counsel and Secretary; and
•Sean T. Kimble, Vice President, Human Resources.
Mr. Liuzzi left the Partnership effective August 8, 2022. Mr. Pearl was appointed as our new Vice President, Chief Financial Officer and Treasurer effective August 9, 2022.
Compensation Philosophy and Objectives
Since our initial public offering in 2013, we have consistently based our compensation philosophy and objectives on the premise that a significant portion of each NEO’s total compensation should be incentive-based or “at-risk” compensation. We share Energy Transfer’s philosophy that the NEOs’ total compensation levels should be competitive in the marketplace for executive talent and abilities. The Compensation Committee generally targets a competitive range at or near the 50th percentile of the market for aggregate compensation consisting of the three main components of our compensation program: base salary, annual discretionary cash bonus, and long-term equity incentive awards. The Compensation Committee believes that a desirable balance of incentive-based compensation is achieved by: (i) the payment of annual discretionary cash bonuses that consider (a) the achievement of the financial and operational performance objectives for a fiscal year set at the beginning of such fiscal year and (b) the individual contributions of each NEO to our level of success in achieving the annual financial and operational performance objectives, and (ii) the annual grant of time-based restricted phantom unit awards under the LTIP, which awards are intended to incentivize and retain our key employees for the long-term and motivate them to focus their efforts on increasing the market price of our common units and the level of cash distributions we pay to our common unitholders.
The following charts illustrate the level of at-risk incentive compensation we awarded in 2022 to our CEO and, on an averaged basis, the other NEOs. Compensation has been annualized for NEOs that served for only a portion of 2022. “Variable/at-risk” compensation is comprised of long-term equity incentive awards and annual discretionary cash bonuses, and “fixed” compensation is comprised of base salary.
Our compensation program is structured to achieve the following:
•compensate executive officers with an industry-competitive total compensation package of competitive base salaries and significant incentive opportunities yielding a total compensation package in a competitive range at or near the 50th percentile of the market;

•attract, retain, and reward talented executive officers and key members of management by providing a total compensation package competitive with those of their counterparts at similarly situated companies;
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
•determines the mix between cash and equity compensation, short-term, and long-term incentives and benefits;
•verifies the achievement of previously established performance goals; and
•approves the resulting cash or equity awards to the NEOs.
The Compensation Committee also considers other factors such as the role, contribution, skills, experience, and performance of an individual relative to his or her peers at the Partnership, and internal compensation levels within Energy Transfer and its subsidiaries (the “Energy Transfer Group”). The Compensation Committee does not assign a specific weight to these factors, but rather makes a subjective judgment taking all of these factors into account.
The Compensation Committee reviews and approves all compensation for the NEOs. In determining the compensation for the NEOs, the Compensation Committee takes into account input from the CEO, for the compensation of the other NEOs. The CEO considers comparative compensation data and evaluates the individual performance of each NEO and their respective contributions to the Partnership. The recommendations then are reviewed by the Compensation Committee, which may accept the recommendations or make adjustments to the recommended compensation based on the Compensation Committee’s assessment of the individual’s performance, contributions to the Partnership, and internal compensation levels within the Energy Transfer Group. The CEO’s compensation is reviewed and approved by the Compensation Committee based on comparative compensation data, including within the Energy Transfer Group, and the Compensation Committee’s independent evaluation of the CEO’s contributions to the Partnership’s performance.
The Compensation Committee periodically compares results for the annual base salary, annual short-term cash bonus, and long-term equity incentive awards of the NEOs against data for compensation levels for specific executive positions reported in published executive compensation surveys within each of the (i) energy industry and (ii) overall market. The Compensation Committee also reviews publicly filed peer group executive compensation disclosures pertaining to certain executive roles, utilizing this data as an important reference point.
Periodically, we engage a third-party consultant to provide the Compensation Committee with market information about compensation levels at peer companies to assist in evaluating compensation levels for our executives, including the NEOs. In 2021, Meridian Compensation Partners, LLC (“Meridian”), the independent compensation advisor to Energy Transfer, was engaged to conduct a new report on market information and compensation levels of our peer companies that provided the Compensation Committee with assistance in setting NEO compensation for the 2022 year (the “2021 Meridian Report”). In 2022, the Compensation Committee had Meridian update the 2021 Report to account for the impact of inflation, but determined that otherwise the 2021 Meridian Report was completed recently enough to be utilized as a data source in reviewing and setting 2023 NEO compensation levels. As a result, the Compensation Committee relied on the results of the 2021 Meridian Report, as updated, for information on base salary, bonus, and general compensation items for 2023 for the NEOs. The Compensation Committee also utilized the 2021 Meridian Report, as updated, when determining the value of equity awards that should be granted to our NEOs in December 2022, which were based on the then-determined 2023 base salaries of the NEOs.
In connection with the engagement of Meridian in 2021, based on the information presented to it, the Compensation Committee assessed the independence of Meridian under applicable SEC and NYSE rules and concluded that Meridian’s work for the Compensation Committee did not raise any conflicts of interest.

For purposes of the 2021 Meridian Report, our peer group included the following companies:

Company	Ticker
1. Antero Midstream Corporation	AM
2. Archrock, Inc.	AROC
3. Crestwood Equity Partners LP	CEQP
4. DCP Midstream, LP	DCP
5. Enerflex Ltd.	ENRFF
6. Enlink Midstream, LLC	ENLC
7. Equitrans Midstream Corporation	ETRN
8. Exterran Corporation	EXTN
9. Genesis Energy, L.P.	GEL
10. Holly Energy Partners, L.P.	HEP
11. Martin Midstream Partners L.P.	MMLP
12. NuStar Energy, L.P.	NS
13. Summit Midstream Partners, LP	SMLP
14. TETRA Technologies, Inc.	TTI
15. Western Midstream Partners, LP	WES
Elements of the Compensation Program
Compensation for the NEOs primarily consists of the following elements and corresponding objectives:

Compensation Element	Primary Objective
Base salary	To recognize performance of job responsibilities and to attract and retain individuals with superior talent.

Annual incentive compensation	To promote near-term performance objectives and reward individual contributions to the achievement of those objectives.

Long-term equity incentive awards	To emphasize long-term performance objectives, encourage the maximization of unitholder value, and retain key executives by providing an opportunity to participate in the ownership of the Partnership.

Retirement savings (401(k)) plan	To provide an opportunity for tax-efficient savings.

Other elements of compensation and perquisites	To attract and retain talented executives in a cost-efficient manner by providing benefits comparable to those offered by similarly situated companies.
Base Salary for 2022
Base salaries for the NEOs generally have been set at a level deemed appropriate by the Compensation Committee to attract and retain individuals with superior talent. Base salary increases are determined based on the job responsibilities, demonstrated proficiency and performance of the NEO, and market conditions. In connection with determining base salaries for each of the NEOs for 2022, the Compensation Committee and CEO considered cost of living increases, internal compensation levels within the Energy Transfer Group, and comparable salaries for certain executive roles within our peer group contained in the 2021 Meridian Report. The Compensation Committee provided an increase to base salary for certain NEOs for the 2022 year.

The 2022 base salaries and 2021 base salaries for the NEOs, including our CEO, are set forth in the following table:

Name and Principal Position	2022 Base Salary ($)		2021 Base Salary ($)
Eric D. Long, President and Chief Executive Officer	683,972		664,050
Michael C. Pearl, Vice President, Chief Financial Officer and Treasurer	400,000	(1)	N/A
Matthew C. Liuzzi, Former Vice President, Chief Financial Officer and Treasurer	424,360	(2)	412,000
Eric A. Scheller, Vice President and Chief Operating Officer	360,500		350,000
Christopher W. Porter, Vice President, General Counsel and Secretary	360,000		330,000
Sean T. Kimble, Vice President, Human Resources	325,000		325,000
________________________
(1)Mr. Pearl joined the Partnership effective August 9, 2022. The amount above reflects his annualized base salary for 2022. See “– Summary Compensation Table” below for the salary received by Mr. Pearl in 2022.
(2)Mr. Liuzzi left the Partnership effective August 8, 2022. The amount above reflects his annualized base salary for 2022. See “– Summary Compensation Table” below for the salary received by Mr. Liuzzi in 2022.
Annual Cash Incentive Compensation for 2022
Each of the NEOs is entitled to participate in the USA Compression Partners, LP Amended and Restated Annual Cash Incentive Plan (the “Bonus Plan”) and their potential bonus is governed by the Bonus Plan and, for Messrs. Porter and Kimble, also governed by their respective employment agreements. The Compensation Committee acts as the administrator of the Bonus Plan under the supervision of the full Board, and has the discretion to amend, modify, or terminate the Bonus Plan at any time.
In February 2023, the Compensation Committee made the determination to pay annual cash bonus awards to executives, including the NEOs, under the Bonus Plan attributable to the year ended December 31, 2022. Although the Bonus Plan generally is based on our satisfaction of certain performance measures that were previously established for the 2022 year, the Compensation Committee retains the authority to use its business judgement to make decisions or adjustments to the Bonus Plan’s funding pool or the individual bonus awards resulting from the guidelines set forth below. The Bonus Plan contains four payout factors and corresponding percentages that comprise the total annual target bonus for all eligible employees, including the NEOs (the “Annual Target Bonus Pool”), as shown in the following chart.

Bonus Plan Payout Factors
Payout Factor	% of Total Annual Target Bonus
Adjusted EBITDA Budget Target Factor	30%
Distributable Cash Flow Budget Target Payout Factor	30%
Leverage Ratio Budget Target Factor	30%
Safety Budget Target Payout Factor	10%
Each of the Adjusted EBITDA Budget Target Factor (the “Adjusted EBITDA Factor”) and the Distributable Cash Flow, or DCF, Budget Target Payout Factor (the “DCF Factor”) assign payout factors from 0% to 120% based on the percentage of the Partnership’s budgeted Adjusted EBITDA and DCF, respectively, achieved for the year, as shown in the following chart.

Adjusted EBITDA and DCF Factors
% of Budget Target	Bonus Pool Payout Factor
Greater than or equal to 110%	1.20x
109.9% – 105.0%	1.10x
104.9% – 95.0%	1.00x
94.9% – 90.0%	0.90x
89.9% – 80.0%	0.75x
Less than 80.0%	0.00x
For the 2022 year, the Compensation Committee set the Adjusted EBITDA Budget Target at $416.1 million and the DCF Budget Target at $223.5 million.
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
For the 2022 year, the Compensation Committee set the Leverage Ratio Budget Target at 4.99x.
The Safety Budget Target Payout Factor (the “Safety Factor”) assigns payout factors based on the Partnership’s Total Recordable Incident Rate, or TRIR (as calculated by the U.S. Occupational Safety and Health Administration), against the Partnership’s TRIR target, as shown in the following chart.

Safety Factor
% of Target	Bonus Pool Payout Factor
Less than 100%	1.00x
100% – 105%	0.90x
105.1% – 110%	0.80x
110.1% – 115%	0.70x
115.1% – 125%	0.60x
Greater than 125%	0.00x
For the 2022 year, the Compensation Committee set the Safety Target at 0.70.
The establishment and amount of the bonus pool is 100% discretionary and subject to approval and/or adjustment by the Compensation Committee. In determining bonuses for the NEOs, the Compensation Committee takes into account whether the Partnership achieved or exceeded its targeted performance objectives. In the case of the NEOs, their bonus pool targets for the 2022 year range from 90% to 125% of their respective annual base salary.
For the 2022 year, the Compensation Committee set a target bonus amount (the “Target Bonus”) for each NEO, other than Mr. Pearl, prior to the first quarter of the 2022 year, which was set as a percentage of the NEO’s base salary. Mr. Pearl’s Target Bonus was set by the Compensation Committee in August 2022 prior to his appointment. For the bonus applicable to the 2022 year, the Target Bonus, as a percentage of base salary and as a dollar amount, is reflected in the table below.

Name	Percentage of Base Salary	Target Amount ($)
Eric D. Long, President and Chief Executive Officer	125%	854,965
Michael C. Pearl, Vice President, Chief Financial Officer and Treasurer	100%	400,000	(1)
Matthew C. Liuzzi, Former Vice President, Chief Financial Officer and Treasurer	105%	445,578
Eric A. Scheller, Vice President and Chief Operating Officer	90%	324,450
Christopher W. Porter, Vice President, General Counsel and Secretary	90%	324,000
Sean T. Kimble, Vice President, Human Resources	90%	292,500
________________________
(1)This amount reflects Mr. Pearl’s annualized Target Bonus for 2022. Mr. Pearl’s actual Target Bonus was prorated based on the length of his employment with the Partnership during 2022.
The annual cash bonus pool targets for 2022 were based on the determination of the Compensation Committee in consultation with Meridian (other than for Mr. Pearl), and in consideration of the available compensation data and the role, contribution, skills, experience, and performance of an individual relative to his or her peers at the Partnership.

Target Bonuses, if any, are paid within one week following delivery by our independent auditor of the audit of our financial statements for the year to which the Target Bonus relates, but in any case, no later than March 15 of the year following the year to which the Target Bonus relates. For the year ended December 31, 2022, we achieved (i) Adjusted EBITDA of $425,977,507, resulting in an Adjusted EBITDA Bonus Pool Payout Factor of 1.00; (ii) DCF of $221,498,912, resulting in a DCF Bonus Pool Payout Factor of 1.00; (iii) Leverage Ratio, as calculated for the purposes of the Bonus Plan, of 5.06x, resulting in a Leverage Ratio Bonus Pool Payout Factor of 1.00; and (iv) a TRIR of 0.12 resulting in a Safety Bonus Pool Payout Factor of 1.0. Based on these payout factors, the awards made pursuant to the Bonus Plan with respect to the year ended December 31, 2022 equal 100% of each NEOs Target Bonus and were as follows:

Name (1)	Bonus ($)
Eric D. Long, President and Chief Executive Officer	854,965
Michael C. Pearl, Vice President, Chief Financial Officer and Treasurer	158,904	(2)
Eric A. Scheller, Vice President and Chief Operating Officer	324,450
Christopher W. Porter, Vice President, General Counsel and Secretary	324,000
Sean T. Kimble, Vice President, Human Resources	292,500
________________________
(1)Mr. Liuzzi left the Partnership prior to the payout of the Target Bonuses for the year ended December 31, 2022. Accordingly, no bonus payment was made to Mr. Liuzzi for 2022.
(2)This amount reflects 100% of Mr. Pearl’s prorated Target Bonus for 2022 based on the length of his employment with the Partnership during 2022.
Long-Term Equity Incentive Awards
The LTIP, which has been in effect since 2013, is designed to promote our interests, as well as the interests of our unitholders, by rewarding our officers, directors, and certain of our employees for delivering desired performance results, as well as by strengthening our ability to attract, retain, and motivate qualified individuals to serve as officers, directors, and employees. The LTIP provides for the grant, from time to time at the discretion of the Compensation Committee, of unit awards, restricted units, phantom units, unit options, unit appreciation rights, DERs, and other common unit-based awards, although since our initial public offering in 2013, the Board has only granted awards of phantom units with DERs under the LTIP. The Compensation Committee acts as the administrator of the LTIP. Each phantom unit (“Phantom Unit”) relates to one of our common units, and represents the right to receive (as applicable) a common unit or an amount of cash equal to the fair market value of a common unit (or a combination thereof) upon the vesting of such Phantom Unit pursuant to the LTIP, the applicable award agreement thereunder (“Phantom Unit Agreement”), and as determined by the Compensation Committee in its discretion. The outstanding, unvested Phantom Units granted under the LTIP and held by the NEOs are reflected below in “– Outstanding Equity Awards as of December 31, 2022.”
Our current Phantom Unit Agreement (i) provides for incremental vesting over five years in two tranches ((a) 60% on the third December 5 following the grant and (b) 40% on the fifth December 5 following the grant), (ii) provides for vesting of 100% of the outstanding, unvested Phantom Units in the event of (a) a Change in Control (as defined under the LTIP and set forth below under “Potential Payments upon Termination or Change in Control”) or (b) the death or Disability (as defined under the LTIP and set forth below under “Potential Payments upon Termination or Change in Control”) of the NEO, (iii) provides for vesting of 40% of the outstanding, unvested Phantom Units if the NEO voluntarily retires between the ages of 65–68 and has been employed by us, our General Partner, or our or its affiliates for at least 10 years (with the remaining 60% being forfeited), and (iv) provides for vesting of 50% of the outstanding, unvested Phantom Units if the NEO voluntarily retires at or over the age 68 and has been employed by us, our General Partner, or our or its affiliates for at least 10 years (with the remaining 50% being forfeited). The vesting of the Phantom Units are subject, in each case, to the NEO’s continued employment with us until the relevant vesting date.

The target level of annual long-term incentive awards for each of the NEOs is expressed as a percentage of the NEO’s base salary. In determining the level of the December 2022 grants of Phantom Units to the NEOs, the Compensation Committee, taking into account the role, contribution, skills, experience, and performance of an NEO relative to his or her peers at the Partnership, award levels within the Energy Transfer Group, and market data contained in the 2021 Meridian Report, determined each of the NEOs’ long-term incentive targets. Due to the fact that determinations were made in late 2022, the base salaries used for these calculations were the then-determined base salaries set for the 2023 calendar year. Each NEO’s grant value is shown in the following table:

Long-Term Incentive Target Amounts for the Year Ended December 31, 2022
Name (1)	Percentage of Base Salary	Grant Date Amount ($)
Eric D. Long, President and Chief Executive Officer	500%	3,556,652
Michael C. Pearl, Vice President, Chief Financial Officer and Treasurer	225%	936,000
Eric A. Scheller, Vice President and Chief Operating Officer	200%	770,000
Christopher W. Porter, Vice President, General Counsel and Secretary	200%	748,800
Sean T. Kimble, Vice President, Human Resources	175%	591,500
________________________
(1)Mr. Liuzzi left the Partnership prior to the grant of the long-term incentive awards for 2022. Accordingly, no long-term incentive award was granted to Mr. Liuzzi for 2022.
Under the LTIP, the Compensation Committee has the discretion to determine whether any portion of Phantom Units should be settled in cash upon vesting. On October 28, 2021, the Compensation Committee approved the default settlement method for Phantom Units of 50% in cash (valued based on the closing price on the NYSE of the Partnership’s common units on the date of vesting) and 50% in common units for all vesting of Phantom Units occurring during 2022. However, the Compensation Committee also specified that if an employee affirmatively requests in writing that the percentage of cash settlement be set at a specific amount that is less than 50% (and such employee agrees to pay out of his or her own funds the amount of any required federal withholding to the extent that the cash portion is insufficient for the Partnership to withhold and pay such amounts on the employee’s behalf), the Board approves in advance such lesser cash settlement percentage.
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
Retention Phantom Unit Awards
In each of 2018 and 2019, the Compensation Committee approved an additional grant of Phantom Units to each of Messrs. Long and Liuzzi, in each case in recognition of the importance of such NEO to the Partnership’s long-term success and to encourage their retention by providing additional time-based compensation. These Phantom Units are referred to as “Retention Units” and were issued pursuant to Retention Phantom Unit Agreements entered into between our General Partner and the applicable NEO on the grant date of the award (the “Retention Agreements”). The Compensation Committee did not award any Retention Units to our NEOs in 2020, 2021, or 2022. The Retention Units vest incrementally, with 60% of the Retention Units vesting on the third December 5 following the grant and 40% on the fifth December 5 following the grant. The Retention Agreements also provide for the vesting of 100% of the then-unvested Retention Units upon (i) the NEO’s termination of employment without Cause or for Good Reason (each as defined in the Retention Agreement and set forth below under “Potential Payments upon Termination or Change in Control”), (ii) a Change in Control (as defined under the LTIP and set forth below under “Potential Payments upon Termination or Change in Control”), or (iii) the death or Disability (as defined under the LTIP and set forth below under “Potential Payments upon Termination or Change in Control”) of the NEO. In addition, Mr. Long’s Retention Agreement provides for vesting of 40% of the outstanding, unvested Phantom Units if Mr. Long voluntarily retires at age 65 or older and has been employed by us, our General Partner, or our or its affiliates for at least 10 years (with the remaining 60% being forfeited). The vesting of the Retention Units are subject, in each case, to the NEO’s continued employment with us until the relevant vesting date.
For additional information regarding the Retention Agreements, please see “– Potential Payments upon Termination or Change in Control-Retention Phantom Unit Agreements” below.

Benefit Plans and Perquisites
We provide the NEOs with certain other benefits and perquisites, which we do not consider to be a significant component of our overall executive compensation program, but which we recognize as an important factor in attracting and retaining talented executives. The NEOs are eligible under the same plans as all other employees with respect to our (i) medical, dental, vision, disability, and life insurance benefits and (ii) a defined contribution plan that is tax-qualified under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). In addition, we currently provide one or more NEOs with an annual automobile allowance and club memberships. The Compensation Committee has determined it is appropriate to offer these perquisites in order to provide compensation opportunities competitive with those offered by similarly situated public companies. In determining the compensation payable to the NEOs, the Compensation Committee considers perquisites in the context of the total compensation the NEOs are eligible to receive. However, given the fact that perquisites represent a relatively small portion of the NEOs’ total compensation, the availability of these perquisites does not materially influence the Compensation Committee’s decision making with respect to other elements of the NEOs’ total compensation. The value of personal benefits and perquisites we provided to each of the NEOs in 2022 is set forth below in “– Summary Compensation Table.”
Employment Agreements
Each of Messrs. Porter and Kimble is party to an employment agreement with us (together, the “Employment Agreements”), each of which has been extended on a year-to-year basis and will be automatically extended for successive twelve-month periods unless either party delivers written notice to the other at least 90 days prior to the end of the current employment term. Please see the description of the Employment Agreements under “Potential Payments upon Termination or Change in Control” for further details on the terms of the Employment Agreements.
Risk Assessment Related to Our Compensation Structure
We believe our compensation program for all of our employees, including the NEOs, is appropriately structured and not reasonably likely to result in material risk to us because it is structured in a manner that does not promote excessive risk-taking that could damage our reputation, negatively impact our financial results, or reward poor judgment. We also have allocated our compensation among base salary and short- and long-term compensation in such a way as to not encourage excessive risk-taking. Furthermore, all business groups and employees receive the similar compensation components of base pay and short-term incentives. We typically offer long-term equity incentives to employees at the director level or above, and we use Phantom Units rather than unit options for these equity awards because Phantom Units retain value even in a depressed market, so employees are less likely to take unreasonable risks to get or keep options “in-the-money.” Finally, the time-based vesting over three to five years for our currently outstanding long-term incentive awards ensures that our employees’ interests align with those of our unitholders with respect to our long-term performance.
Accounting and Tax Considerations
We account for the equity compensation expense for equity awards granted under our LTIP in accordance with GAAP, which requires us to estimate and record an expense for each equity award over the vesting period of the award. For employees, Phantom Units are accounted for as a liability and are re-measured at fair value at the end of each reporting period using the market price of the Partnership’s common units. Phantom Units granted to independent directors do not have a cash settlement option; therefore, we account for these awards as equity. During the requisite service period, compensation cost is recognized using the proportionate amount of the award’s fair value that has been earned through service to date.
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
Compensation Committee Interlocks and Insider Participation
We do not have any Compensation Committee interlocks. Messrs. Joyce, Smith, and Waldheim are the only members of the Compensation Committee, and during 2022 neither Mr. Joyce nor Mr. Smith nor Mr. Waldheim was an officer or employee of Energy Transfer or any of its affiliates, or served as an officer of any company with respect to which any of our executive officers served on such company’s board of directors. In addition, neither Mr. Joyce nor Mr. Smith nor Mr. Waldheim is a former employee of Energy Transfer or any of its affiliates.

Compensation Committee Report
The Compensation Committee has reviewed and discussed the section of this report entitled “Compensation Discussion and Analysis” with management of the Partnership and approved its inclusion in this Annual Report on Form 10-K.

Compensation Committee
Glenn E. Joyce (Chairman)
William S. Waldheim
W. Brett Smith
The foregoing report shall not be deemed to be incorporated by reference by any general statement or reference to this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate this information by reference, and otherwise shall not be deemed filed under those Acts.
Summary Compensation Table
The following table provides information concerning compensation of our NEOs for the fiscal years presented below, as applicable.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Unit Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)(5)	Total ($)
Eric D. Long	2022	683,972	—	3,556,634	854,965	1,556,768	6,652,339
President and Chief Executive Officer	2021	664,050	—	2,735,885	854,965	1,504,151	5,759,051
	2020	688,846	—	2,656,189	755,357	1,053,015	5,153,407
Michael C. Pearl	2022	160,000	—	1,335,984	158,904	14,991	1,669,879
Vice President, Chief Financial Officer and Treasurer
Matthew C. Liuzzi	2022	254,616	—	—	—	2,411,449	2,666,065
Former Vice President, Chief Financial Officer and Treasurer	2021	412,000	—	1,060,888	445,578	603,377	2,521,843
	2020	427,385	—	1,029,995	393,666	459,159	2,310,205
Eric A. Scheller	2022	360,500	—	769,997	324,450	298,387	1,753,334
Vice President and Chief Operating Officer	2021	350,000	—	720,997	324,450	214,883	1,610,330
	2020	314,384	—	612,496	209,914	114,911	1,251,705
Christopher W. Porter	2022	360,000	—	748,798	324,000	307,310	1,740,108
Vice President, General Counsel and Secretary	2021	330,000	—	719,995	305,910	241,983	1,597,888
	2020	326,154	—	577,490	229,320	150,872	1,283,836
Sean T. Kimble	2022	325,000	9,750	591,496	292,500	298,908	1,517,654
Vice President, Human Resources	2021	325,000	—	568,749	301,275	268,950	1,463,974
	2020	328,733	—	568,744	230,703	193,124	1,321,304
________________________
(1)Mr. Kimble was granted a one-time lump sum payment of $9,750 by the Compensation Committee.
(2)The Phantom Unit values reflect the aggregate grant date fair value of the awards calculated in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) Topic 718, disregarding the estimated likelihood of forfeitures. For a discussion of the assumptions utilized in determining the fair value of these awards, please see Note 14 in Part II, Item 8 “Financial Statements and Supplementary Data”.
(3)Represents the awards earned under the Bonus Plan for each of the NEOs. Amounts earned for the 2022 year will be paid after the Partnership’s audited financials are finalized.

(4)See the chart below for a detailed breakdown of amounts reported in this column for 2022:

Name	DERs	Automobile Allowance	Employer 401(k) Contributions	Club Membership Dues	Parking
Mr. Long	$1,495,135	$18,000	$15,250	$19,724	$8,659
Mr. Pearl	$11,667	—	$2,308	—	$1,017
Mr. Liuzzi	$450,192	—	$12,731	—	$650
Mr. Scheller	$282,162	—	$15,250	—	$974
Mr. Porter	$288,511	—	$15,250	—	$3,550
Mr. Kimble	$280,109	—	$15,250	—	$3,550
(5)Mr. Liuzzi left the Partnership effective August 8, 2022. In connection with his departure, he received a separation payment of $410,895 and a Release Payment in the amount of $123,687 under his Retention Agreements. Additionally, 78,779 unvested Phantom Units granted to Mr. Liuzzi under his Retention Agreements and his Employee Phantom Unit Agreement dated December 5, 2019 vested in connection with his departure, which units had a value of $1,413,295 on the date of Mr. Liuzzi’s departure.
Grants of Plan-Based Awards during the Year Ended December 31, 2022
The below reflects awards granted to our NEOs under the LTIP and our Bonus Plan during 2022.

Name	Grant Date	Approval Date of Equity-Based Awards	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)		All Other Unit Awards: Number of Units (#) (2) (3)	Grant Date Fair Value of Unit Awards ($) (4)
			Target ($)	Maximum ($)
Eric D. Long	2/10/2022		854,965	1,008,859
President and Chief Executive Officer	12/5/2022	10/28/2022			193,611	3,556,634
Michael C. Pearl	8/9/2022		158,904	187,507
Vice President, Chief Financial Officer and Treasurer	8/9/2022	8/5/2022			22,222	399,996
	12/5/2022	10/28/2022			50,952	935,988
Matthew C. Liuzzi	2/10/2022		445,578	525,782
Former Vice President, Chief Financial Officer and Treasurer
Eric A. Scheller	2/10/2022		324,450	382,851
Vice President and Chief Operating Officer	12/5/2022	10/28/2022			41,916	769,997
Christopher W. Porter	2/10/2022		324,000	382,320
Vice President, General Counsel and Secretary	12/5/2022	10/28/2022			40,762	748,798
Sean T. Kimble	2/10/2022		292,500	345,150
Vice President, Human Resources	12/5/2022	10/28/2022			32,199	591,496
________________________
(1)These awards were granted in 2022 pursuant to our Bonus Plan. The potential payout pursuant to these awards could be zero, thus we have not reflected a threshold amount in the table above. Actual amounts earned for 2022 have been reflected within the Summary Compensation Table above.
(2)The Phantom Units granted to our NEOs on December 5, 2022, and to Mr. Pearl on August 9, 2022, were granted pursuant to our LTIP and will vest incrementally, with 60% of the Phantom Units vesting on December 5, 2025, and the remaining 40% of the Phantom Units vesting on December 5, 2027. These Phantom Units also will vest in full upon a Change in Control (as defined in the LTIP) or the death or Disability (as defined in the LTIP) of the NEO. If the NEO retires after attaining the age of 65 and has been employed by us, our General Partner, or our or its affiliates for at least 10 years, 60% of his then-unvested Phantom Units granted on December 5, 2022, will be forfeited, and the remainder will vest, at the time of retirement. If the NEO is at or over age 68 at the time of retirement and has been employed by us, our General Partner, or our or its affiliates for at least 10 years, 50% of his then-unvested Phantom Units granted December 5, 2022, will be forfeited, and the remainder will vest, at the time of retirement.

(3)The Phantom Units granted to our NEOs on December 5, 2022, and to Mr. Pearl on August 9, 2022, were granted in tandem with a corresponding DER.
(4)The reported grant date fair value of unit awards was calculated by multiplying the closing price of the Partnership’s common units on the grant date by the number of units granted, as required by FASB ASC Topic 718. The closing price of the Partnership’s common units was $18.00 on August 9, 2022, and $18.37 on December 5, 2022.
Outstanding Equity Awards as of December 31, 2022
The following table provides information regarding Phantom Units granted to the NEOs pursuant to the LTIP in each of the years ended December 31, 2018, 2019, 2020, 2021, and 2022 that were outstanding as of December 31, 2022, as well as the scheduled vesting schedule for each outstanding award. Potential acceleration events or change in control treatment for the Phantom Units are described below in the section titled “Potential Payments upon Termination or Change in Control.” None of the NEOs held any outstanding option awards as of December 31, 2022.

Name (9)	Number of Outstanding Phantom Units (#)		Market Value of Outstanding Phantom Units ($) (10)
Eric D. Long, President and Chief Executive Officer
2018 Grants	106,749	(1)(2)	2,084,808
2019 Grants	83,527	(3)(4)	1,631,282
2020 Grant	213,520	(5)	4,170,046
2021 Grant	182,880	(6)	3,571,646
2022 Grant	193,611	(7)	3,781,223
Michael C. Pearl, Vice President, Chief Financial Officer and Treasurer
2022 Grants	73,174	(7)(8)	1,429,088
Eric A. Scheller, Vice President and Chief Operating Officer
2018 Grant	5,486	(2)	107,142
2019 Grant	12,578	(3)	245,648
2020 Grant	49,236	(5)	961,579
2021 Grant	48,195	(6)	941,248
2022 Grant	41,916	(7)	818,619
Christopher W. Porter, Vice President, General Counsel and Secretary
2018 Grant	11,138	(2)	217,525
2019 Grant	12,679	(3)	247,621
2020 Grant	46,422	(5)	906,622
2021 Grant	48,128	(6)	939,940
2022 Grant	40,762	(7)	796,082
Sean T. Kimble, Vice President, Human Resources
2018 Grant	14,770	(2)	288,458
2019 Grant	13,951	(3)	272,463
2020 Grant	45,719	(5)	892,892
2021 Grant	38,018	(6)	742,492
2022 Grant	32,199	(7)	628,846
________________________
(1)On November 1, 2018, Mr. Long received a grant of 90,000 Retention Units pursuant to the LTIP and a Retention Agreement, of which 36,000 remain unvested as of December 31, 2022. These remaining unvested Retention Units will vest on December 5, 2023.
(2)Includes Phantom Units granted pursuant to the LTIP on December 5, 2018, to the following NEOs, of which the following remain unvested as of December 31, 2022: Mr. Long – 70,749; Mr. Scheller – 5,486; Mr. Porter – 11,138; and Mr. Kimble – 14,770. These remaining unvested Phantom Units will vest on December 5, 2023.
(3)Includes Phantom Units granted pursuant to the LTIP on December 5, 2019, to the following NEOs, of which the following remain unvested as of December 31, 2022: Mr. Long – 66,822; Mr. Scheller – 12,578; Mr. Porter – 12,679; and Mr. Kimble – 13,951. These remaining unvested Phantom Units will vest on December 5, 2024.

(4)On December 5, 2019, Mr. Long received a grant of 41,764 Retention Units pursuant to the LTIP and a Retention Agreement, of which 16,705 remain unvested as of December 31, 2022. These remaining unvested Retention Units will vest on December 5, 2024.
(5)Includes Phantom Units granted pursuant to the LTIP on December 5, 2020, to the following NEOs: Mr. Long – 213,520; Mr. Scheller – 49,236; Mr. Porter – 46,422; and Mr. Kimble – 45,719. The Phantom Units granted on December 5, 2020, vest incrementally, with 60% of the Phantom Units vesting on December 5, 2023, and the remaining 40% of the Phantom Units vesting on December 5, 2025.
(6)Includes Phantom Units granted pursuant to the LTIP on December 5, 2021, to the following NEOs: Mr. Long – 182,880; Mr. Scheller – 48,195; Mr. Porter – 48,128; and Mr. Kimble – 38,018. The Phantom Units granted on December 5, 2021, vest incrementally, with 60% of the Phantom Units vesting on December 5, 2024, and the remaining 40% of the Phantom Units vesting on December 5, 2026.
(7)Includes Phantom Units granted pursuant to the LTIP on December 5, 2022, to the following NEOs: Mr. Long – 193,611; Mr. Pearl – 50,952; Mr. Scheller – 41,916; Mr. Porter – 40,762; and Mr. Kimble – 32,199. The Phantom Units granted on December 5, 2022, vest incrementally, with 60% of the Phantom Units vesting on December 5, 2025, and the remaining 40% of the Phantom Units vesting on December 5, 2027.
(8)In connection with his appointment, Mr. Pearl received a grant of 22,222 Phantom Units pursuant to the LTIP on August 9, 2022. These Phantom Units vest incrementally, with 60% of the Phantom Units vesting on December 5, 2025, and the remaining 40% of the Phantom Units vesting on December 5, 2027.
(9)Mr. Liuzzi left the Partnership effective August 8, 2022. Any equity awards that did not vest in connection with his departure were forfeited.
(10)The market value of Phantom Units is calculated by multiplying $19.53, the closing price of the Partnership’s common units on December 30, 2022, the last trading day of 2022, by the number of Phantom Units outstanding.
Units Vested During the Year Ended December 31, 2022
The following table provides information regarding the vesting of Phantom Units held by the NEOs during 2022. There are no options outstanding on the Partnership’s common units.

Name	Number of Phantom Units Vested (#)		Value Realized on Vesting ($) (5)
Eric D. Long, President and Chief Executive Officer	125,293	(1)	2,301,632
Michael C. Pearl, Vice President, Chief Financial Officer and Treasurer	—		—
Matthew C. Liuzzi, Former Vice President, Chief Financial Officer and Treasurer	78,779	(2)(3)	1,413,295
Eric A. Scheller, Vice President and Chief Operating Officer	18,868		346,605
Christopher W. Porter, Vice President, General Counsel and Secretary	19,019		349,379
Sean T. Kimble, Vice President, Human Resources	20,927	(4)	384,429
________________________
(1)Mr. Long settled approximately 50% of his newly vested Phantom Units in cash in the amount of $1,150,825 (before taxes), which cash settlement was reported as a disposition of those Phantom Units. The remaining 62,646 Phantom Units vested following such cash settlement.
(2)38,868 of these vested Phantom Units were settled 100% in cash by the Compensation Committee in the amount of $697,292 (before taxes). Mr. Liuzzi settled approximately 50% of the remaining vested Phantom Units in cash in the amount of $358,011 (before taxes). The remaining 19,955 Phantom Units vested following such cash settlements.
(3)39,911 unvested Phantom Units granted to Mr. Liuzzi under his Retention Agreements vested in connection with his departure on August 8, 2022. Additionally, the Compensation Committee approved accelerated vesting of 38,868 Phantom Units granted to Mr. Liuzzi on December 5, 2019, which Phantom Units vested in connection with Mr. Liuzzi’s departure and his execution of a Separation and Restrictive Covenant Agreement and Full Release and Waiver of Claims.
(4)Mr. Kimble settled approximately 50% of his newly vested Phantom Units in cash in the amount of $192,224 (before taxes), which cash settlement was reported as a disposition of those Phantom Units. The remaining 10,463 Phantom Units vested following such cash settlement.
(5)The value realized on the vesting of Phantom Units for Mr. Liuzzi was calculated by multiplying $17.94, the closing price of the Partnership’s common units on the date of vesting (August 8, 2022) by the number of Phantom Units vesting on such date. The value realized on the vesting of Phantom Units for Messrs. Long, Scheller, Porter, and Kimble was calculated by multiplying $18.37, the closing price of the Partnership’s common units on the date of vesting (December 5, 2022) by the number of Phantom Units vesting on such date.

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
Retention Phantom Unit Agreements
On November 1, 2018, each of Messrs. Long and Liuzzi entered into a Retention Agreement providing for a grant of Retention Units that vest incrementally, with 60% of the Retention Units vesting on December 5, 2021, and the remaining 40% of the Retention Units vesting on December 5, 2023. On December 5, 2019, each of Messrs. Long and Liuzzi entered into another Retention Agreement providing for a grant of Retention Units that vest incrementally, with 60% of the Retention Units vesting on December 5, 2022, and 40% of the Retention Units vesting on December 5, 2024. For the purposes of the following description, the “Company” means USA Compression GP, LLC. The Retention Agreements provide for the vesting of 100% of the then-unvested Retention Units upon (i) the NEO’s termination of employment by the Company without Cause or for separation by the NEO for Good Reason (each as defined in the Retention Agreement and described below), (ii) a Change in Control (as defined under the LTIP and as described below), or (iii) the death or Disability (as defined under the LTIP and as described below) of the NEO. In the event of the NEO’s termination of employment by the Company without Cause or separation by the NEO for Good Reason, provided that the NEO executes and does not revoke a general release and waiver of claims, the NEO will also be entitled to a severance payment intended to capture the value of future distributions associated with Retention Units forfeited for tax withholding purposes upon vesting (the “Release Payment”). Pursuant to the terms of Mr. Long’s Retention Agreements, upon Mr. Long’s termination of employment due to voluntary retirement, provided that Mr. Long is at least 65 years of age at the time of such retirement and has been employed by the Company, the Partnership or their Affiliates for at least 10 years, 40% of his then-outstanding, unvested Retention Units will receive accelerated vesting and the remaining 60% will automatically be forfeited at the time of his retirement. In connection with Mr. Liuzzi’s departure from the Partnership, he received a $123,687 Release Payment and all of his outstanding Retention Units vested. For additional information regarding the amounts received by Mr. Liuzzi upon his departure, please see the “Potential Payments upon Termination or Change in Control” table below.
As used in the Retention Agreements, “Cause” means (1) the commission by the NEO of a criminal or other act that involves dishonesty, misrepresentation or moral turpitude; (2) engagement by the NEO in any willful or deliberate misconduct which causes or is reasonably likely to cause economic damage to the Company, the Partnership or any of its and their subsidiaries or injury to the business reputation of the Company, the Partnership or its or their subsidiaries; (3) engagement in any dishonest or fraudulent conduct by the NEO in the performance of the NEO’s duties on behalf of the Company, the Partnership or its or their subsidiaries, including, without limitation, the theft or misappropriation of funds or the disclosure of confidential or proprietary information; (4) a knowing breach by the NEO of any fiduciary duty applicable to the NEO in performance of the NEO’s duties as contained in the organizational documents of the Company, the Partnership or any of its or their subsidiaries; (5) the continuing failure or refusal of the NEO to satisfactorily perform the essential duties of the NEO for the Company; (6) improper conduct materially prejudicial to the business of the Company, the Partnership or any of its or their subsidiaries; (7) the material disregard or violation by the NEO of any policy or procedure of the Company; or (8) any other conduct materially detrimental (as determined in the sole reasonable judgment of the Company) to the Company’s, the Partnership’s or its or their subsidiaries’ business. With respect to a termination for Cause pursuant to clauses (5), (6), (7), and (8) above, such termination will not be considered for Cause unless the NEO has been given written notice specifying in detail the conduct that allegedly constitutes grounds to terminate for Cause and an opportunity for 30 days after receipt of such notice to cure such grounds, if curable. Termination for Cause under clauses (1), (2), (3), or (4) above cannot be cured by the individual and no such notice to cure will be delivered.
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
The Employment Agreements provide for the following in the event of a termination of the NEO without Cause or by the NEO with Good Reason (each as defined in the Employment Agreements and set forth below): (i) semi-monthly severance payments for the one-year period following the NEO’s Separation from Service (the “Severance Period”) in an amount totaling the higher of the NEO’s Base Salary for (a) the current year and (b) any previous year during the term of the Employment Agreement (the “Severance Payment”); (ii) the entire amount of any earned Annual Bonus for the year preceding the year in which the NEO is terminated by the Company for “convenience” (as defined in the Employment Agreements and set forth below) or resigns for Good Reason; (iii) a pro rata portion (based on the number of days the NEO was employed during the year) of any earned Annual Bonus for the year in which the NEO is terminated without Cause or resigns for Good Reason; (iv) continued health insurance benefits for the NEO and his eligible dependents for a period of 24 months following his Separation from Service (the “Coverage Period”), as follows: (a) for the first 12 months of the Coverage Period, the Company will provide such health insurance coverage at its own expense (other than the NEO’s monthly cost-sharing contribution under the Company’s group health plan, as in effect at the time of the NEO’s Separation from Service); (b) for the following six months of the Coverage Period, such health insurance coverage will be at the NEO’s sole expense; and (c) for the final six months of the Coverage Period, the Company will be responsible for the proportion of the cost of such health insurance coverage that the NEO covered in the first 12 months of the Coverage Period; and the NEO will be responsible for the proportion that the Company covered during the first 12 months of the Coverage Period; and (v) within 30 days of the NEO’s Separation from Service, all earned but unpaid base salary and paid time off. The NEO’s right to the Severance Payment and continued health insurance benefits described in (i) and (iv) of the preceding sentence are subject to (1) the NEO’s execution of a release of claims against the Company within 45 days of such NEO’s Separation from Service and (2) the NEO’s compliance with the continuing obligations under his Employment Agreement, including confidentiality, non-compete and non-solicit obligations.
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
Change in Control Benefits – LTIP
On November 1, 2018, the Compensation Committee adopted the Phantom Unit Agreement, which (i) provides for incremental vesting of Phantom Units over five years (60% on the third December 5 following the grant and 40% on the fifth December 5 following the grant) and (ii) provides for vesting of 100% of the outstanding, unvested Phantom Units in the event of (a) a Change in Control (as defined under the LTIP and set forth below) or (b) the death or Disability of the NEO. Also, under the Phantom Unit Agreement, if the NEO has been employed by the Company, the Partnership, or their Affiliates for at least 10 years and is at least 65 at the time of his voluntary retirement, 60% of his then-unvested Phantom Units will be forfeited, and the remainder will vest, at the time of retirement. If the NEO has been employed by the Company, the Partnership or their Affiliates for at least 10 years and is at or over age 68 at the time of his voluntary retirement, 50% of his then-unvested Phantom Units will be forfeited, and the remainder will vest, at the time of retirement. For purposes of this description, the “Company” means USA Compression GP, LLC.
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
Potential Payments upon Termination or Change in Control
Except as otherwise noted, the values in the table below assume that a Change in Control occurred on December 31, 2022 and/or that the NEO’s employment terminated on that date, as applicable. The amounts actually payable to any NEO can only be calculated with certainty upon actual termination or a Change in Control. Except as otherwise noted, the value of the acceleration of the LTIP awards was calculated using the value of $19.53, which was the closing price of the Partnership’s common units on December 30, 2022, the last trading day of 2022.

Executive Benefits and Payments	Change in Control followed by termination without “Cause” or for “Good Reason” ($) (3)	Termination of Employment without “Cause” or for “Good Reason” ($) (3)	Termination of Employment because of Death or Disability ($) (4)	Termination by the Executive Other Than for “Good Reason” ($) (5)	Continued Employment Following Change of Control ($) (6)
Eric D. Long
President and Chief Executive Officer
Salary	—	—	—	—	—
Bonus	—	—	—	—	—
Accelerated Vesting of Phantom Units (8)	14,209,676	—	14,209,676	—	14,209,676
Accelerated Vesting of Retention Units (9)	1,029,329	1,029,329	1,029,329	—	1,029,329
Release Payment under Retention Agreements (10)	223,385	223,385	—	—	—
Totals	15,462,390	1,252,714	15,239,005	—	15,239,005
Michael C. Pearl
Vice President, Chief Financial Officer and Treasurer
Salary	—	—	—	—	—
Bonus	—	—	—	—	—
Accelerated Vesting of Phantom Units (8)	1,429,088	—	1,429,088	—	1,429,088
Totals	1,429,088	—	1,429,088	—	1,429,088
Matthew C. Liuzzi (11)
Former Vice President, Chief Financial Officer and Treasurer
Salary	—	—	—	—	—
Bonus	—	—	—	—	—
Accelerated Vesting of Phantom Units	—	—	—	—	—
Accelerated Vesting of Retention Units	—	—	—	—	—
Release Payment under Retention Agreements	—	—	—	—	—
Totals	—	—	—	—	—
Eric A. Scheller
Vice President and Chief Operating Officer
Salary	—	—	—	—	—
Bonus	—	—	—	—	—
Accelerated Vesting of Phantom Units (8)	3,074,237	—	3,074,237	—	3,074,237
Totals	3,074,237	—	3,074,237	—	3,074,237
Christopher W. Porter
Vice President, General Counsel and Secretary
Salary (1)	380,035	380,035	20,035	20,035	—
Bonus (2)	629,910	629,910	629,910	—	—
Accelerated Vesting of Phantom Units (8)	3,107,789	—	3,107,789	—	3,107,789
Health and Welfare Plan Benefits (7)	24,400	24,400	—	—	—
Totals	4,142,134	1,034,345	3,757,734	20,035	3,107,789

Sean T. Kimble
Vice President, Human Resources
Salary (1)	334,763	334,763	9,763	9,763	—
Bonus (2)	593,775	593,775	593,775	—	—
Accelerated Vesting of Phantom Units (8)	2,825,151	—	2,825,151	—	2,825,151
Health and Welfare Plan Benefits (7)	24,400	24,400	—	—	—
Totals	3,778,089	952,938	3,428,689	9,763	2,825,151
________________________
(1)The listed salary for each of Messrs. Porter and Kimble represents his accrued but unused paid time off as of December 31, 2022 plus, with respect to the first two columns, his base salary as of December 31, 2022. Any accrued but unused paid time off owed to Mr. Porter or Mr. Kimble would be paid within 30 days of the date of his termination of employment, and the base salary would be paid out as set forth in footnote (3).
(2)The listed bonus amount for each of Messrs. Porter and Kimble is his pro rata bonus awarded with respect to the year ended December 31, 2022, and his bonus awarded with respect to the year ended December 31, 2021.
(3)The Employment Agreements for each of Messrs. Porter and Kimble provide that upon termination by the Company without Cause or by the NEO for Good Reason, the NEO is entitled to receive one times his base salary, payable in equal semi-monthly installments over the course of one year. Upon the death of Mr. Porter or Mr. Kimble during this one-year period, his salary payment will be accelerated and all remaining Severance Payments (as defined in the Employment Agreements) would be paid in a lump sum within 30 days of his death. If such termination occurs within two years after a “change in control event” within the meaning of Treasury Regulation 1.409A-3(i)(5), the Severance Payment will be made in a lump sum on the first regular payroll date that occurs on or after 30 days of the NEO’s termination date.
(4)Upon the death or Disability (as defined in the Employment Agreements) of Mr. Porter or Mr. Kimble, he (or his estate) will be entitled to the same bonus payment as if the death or Disability had not occurred.
(5)In the event of the termination of employment by any of the NEOs without Good Reason, the NEO will be entitled to all earned but unpaid annual base salary. None of the NEOs had earned but unpaid annual base salary as of December 31, 2022.
(6)The NEOs are not entitled to a certain level of compensation in the event of continued employment following a Change in Control, but for purposes of this table it is assumed that the NEO would continue to receive a level of base salary, bonus, benefits, and other compensation in the event of continued employment following a Change in Control that is the same as, or similar to, the amounts shown in the Summary Compensation Table. Accordingly, no additional amounts are shown for salary, bonus, or health and welfare plan benefits because those amounts would remain as in effect at the time of the Change in Control, and only the acceleration values of outstanding equity at the time of a Change of Control have been reflected.
(7)In the event of Mr. Porter’s or Mr. Kimble’s termination by the Company without Cause or by the NEO with Good Reason, he and his eligible dependents will be entitled to continued health insurance benefits for the Coverage Period, as follows: (a) for the first 12 months of the Coverage Period, the Company will provide such health insurance coverage at its own expense (other than the NEO’s monthly cost-sharing contribution under the Company’s group health plan, as in effect at the time of the NEO’s Separation from Service); (b) for the following six months of the Coverage Period, such health insurance coverage will be at the NEO’s sole expense; and (c) for the final six months of the Coverage Period, the Company will be responsible for the proportion of the cost of such health insurance coverage that the NEO covered in the first 12 months of the Coverage Period; and the NEO will be responsible for the proportion that the Company covered during the first 12 months of the Coverage Period. Messrs. Long, Pearl, and Scheller are not currently party to any contractual arrangements providing for continued health insurance coverage by the Company following a termination of employment.
(8)In the event of the NEO’s cessation of service for any reason (other than death or Disability), 100% of the NEO’s Phantom Units that have not vested prior to or in connection with such cessation of service shall be automatically forfeited. Notwithstanding the foregoing, with respect to the Phantom Units granted on December 5, 2018, December 5, 2019, December 5, 2020, December 5, 2021, and December 5, 2022, and with respect to Mr. Pearl, August 9, 2022 (collectively, the “NEO Employee Phantom Units”), if the NEO retires after attaining the age of 65 and has been employed by us, our General Partner, or our or its affiliates for at least 10 years, 60% of his then-unvested NEO Employee Phantom Units will be forfeited, and the remainder will vest, at the time of retirement and, if the NEO is at or over age 68 at the time of retirement and has been employed by us, our General Partner, or our or its affiliates for at least 10 years, 50% of his then-unvested NEO Employee Phantom Units will be forfeited, and the remainder will vest, at the time of retirement. In the event of the death or Disability (as defined under the LTIP) of the NEO, 100% of the then-unvested NEO Employee Phantom Units shall vest in full immediately prior to such NEO’s cessation of service due to death or Disability. In the event of a Change in Control (as defined under the LTIP), 100% of the NEO’s outstanding, unvested NEO Employee Phantom Units would vest.
(9)The Retention Agreements for Mr. Long provide that 100% of the outstanding, unvested Retention Units held by Mr. Long will vest immediately prior to Mr. Long’s Separation from Service for the following reasons: (i) termination of Mr. Long by the Company without Cause or by Mr. Long with Good Reason, and (ii) upon the death or Disability of Mr. Long. In the event of a Change in Control (as defined under the LTIP), 100% of Mr. Long’s outstanding, unvested Retention Units would vest. Also, if Mr. Long terminates his employment due to retirement and he is at the time of retirement 65 years of age or older, 40% of his then-unvested Retention Units will vest and the remaining 60% of his then-unvested Retention Units will be forfeited.

(10)Provided that Mr. Long executes and does not revoke a general release and waiver of claims, Mr. Long will be entitled to the Release Payment, which is intended to capture the value of future distributions associated with Retention Units forfeited for tax withholding purposes, which payment would be paid within 60 days of Mr. Long’s date of separation. The tax withholding rate as of December 31, 2022, for Mr. Long applicable to the vesting of the Retention Units would have been 39.35%.
(11)Mr. Liuzzi left the Partnership effective August 8, 2022. In recognition of his service and contributions to us and as approved by our Compensation Committee, we paid Mr. Liuzzi a separation payment of $410,895 (the “Separation Payment”) and accelerated vesting of 38,868 Phantom Units granted to Mr. Liuzzi under a Phantom Unit Agreement dated December 5, 2019, which was settled in cash (the “Phantom Unit Payment”). These Phantom Units had a value of $697,292 on the date they vested. Additionally, in connection with his departure Mr. Liuzzi received a $123,687 Release Payment under his Retention Agreements, and all 39,911 unvested Phantom Units granted to Mr. Liuzzi under his Retention Agreements vested, which Phantom Units had a value of $716,003 on the date they vested. The Separation Payment, the Phantom Unit Payment and the Release Payment were paid in a lump sum and were contingent upon Mr. Liuzzi’s execution of a Separation and Restrictive Covenant Agreement and Full Release and Waiver of Claims pursuant to which he released all claims against us, and which provides for certain non-solicitation, non-disparagement and confidentiality covenants, as well as an acknowledgment of his continuing obligations under his Retention Agreements dated November 1, 2018 and December 5, 2019, and his Phantom Unit Agreement dated December 5, 2019. Mr. Liuzzi also received $9,793 of earned but unpaid base salary as of August 8, 2022, the date of his departure, bringing the total amount received by Mr. Liuzzi pursuant to his departure to $1,957,670.
CEO Pay Ratio
Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, require us to provide certain information about the relationship of the annual total compensation of our employees and the annual total compensation of our Chief Executive Officer, Eric Long (our “CEO”). The employees providing services to us are directly employed by USAC Management, therefore we do not have employees for purposes of the pay ratio rules. Rather than providing a pay ratio disclosure that contemplates no employees, we have determined that the disclosure that would be most aligned with the spirit of the pay ratio rules and that would provide our unitholders with more meaningful information would be to provide a ratio using the median employee from the USAC Management employee population. All references to “our” employees within this section shall refer to the applicable USAC Management employees. In accordance with Item 402(u), we are basing the following pay ratio information on the same median employee that we selected for the fiscal year ended 2020. There has been no change in our employee population or employee compensation arrangements that we believe would result in a significant change to our pay ratio disclosure for 2022.
For 2022, our last completed fiscal year:
•The median of the annual total compensation of all employees (other than the CEO) was $118,466.
•The annual total compensation of our CEO, as reported in the Summary Compensation Table included elsewhere within this Form 10-K, was $6,652,339.
•Based on this information, for 2022 the ratio of the annual total compensation of Mr. Long to the median of the annual total compensation of all employees was reasonably estimated to be 56.2 to 1.
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
•We selected December 31, 2020, as our identification date for determining our median employee because it enabled us to make such identification in a reasonably efficient and economic manner.
•We used a consistently applied compensation measure to identify our median employee of comparing the amount of salary or wages, bonuses, compensation received from equity award vesting, and any other compensation items reported to the Internal Revenue Service on Form W-2 for 2020.
•We identified our median employee by consistently applying this compensation measure to all of our employees included in our analysis. Since all of our employees, including our CEO, are located in the U.S., we did not make any cost-of-living adjustments in identifying the median employee.
•After we identified our median employee, we combined all of the elements of such employee’s compensation for the 2022 year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $118,466.
•With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of our 2022 Summary Compensation Table included in this Form 10-K.

Director Compensation
For the year ended December 31, 2022, our CEO was the only NEO who also served as a director, and he did not receive additional compensation for his service on the Board. Mr. Long’s compensation as an NEO is reflected in the Summary Compensation Table above. Officers, employees, paid consultants, or advisors of us or the General Partner or its affiliates who also serve as directors do not receive additional compensation for their service as directors. Other than Mr. Hartman, our directors who are not officers, employees, paid consultants, or advisors of us or the General Partner or its affiliates receive cash and equity-based compensation for their services as directors. Our director compensation program is subject to revision by the Board from time to time.
The following table shows the total fees earned and other compensation paid in cash to each independent director during 2022.

Name	Fees Paid in Cash ($)	Unit Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
Matthew S. Hartman (3)	—	—	—	—
Glenn E. Joyce	130,000	99,986	53,558	283,544
William S. Waldheim	132,500	99,986	53,558	286,044
W. Brett Smith	122,500	99,986	17,609	240,095
________________________
(1)Represents the grant date fair value of our Phantom Units, calculated in accordance with ASC Topic 718. For a detailed discussion of the assumptions utilized in coming to these values, please see Note 14 in Part II, Item 8 “Financial Statements and Supplementary Data”. As of December 31, 2022, the independent members of the Board who receive equity awards held the following number of outstanding equity awards under the LTIP: Mr. Joyce: 18,687 Phantom Units; Mr. Smith: 8,385 Phantom Units and Mr. Waldheim: 18,687 Phantom Units. The Phantom Units granted in 2022 to Messrs. Joyce, Smith, and Waldheim vest incrementally, with 60% of the Phantom Units vesting on December 5, 2024, and the remaining 40% of the Phantom Units vesting on December 5, 2026. In the event of the director’s cessation of service due to death, Disability, or a Change in Control, 100% of his outstanding, unvested Phantom Units will vest immediately prior to such event.
(2)Amounts in this column reflect the value of DERs received by the directors with respect to their outstanding Phantom Unit awards. For Messrs. Joyce, Smith, and Waldheim, the amount shown includes DERs paid with respect to the Partnership’s quarterly distribution on its common units with respect to each quarter in the 2022 year.
(3)Mr. Hartman was appointed to the Board pursuant to the Board Representation Agreement. Mr. Hartman does not receive compensation for his service on the Board.
On July 30, 2018, the Board adopted the Amended and Restated Outside Director Compensation Policy (the “Director Compensation Policy”), which provides for: (i) an annual cash retainer of $100,000; (ii) an annual cash retainer for acting as the Chairman of the Audit Committee and for acting as Chairman of the Compensation Committee; (iii) an annual cash retainer for membership on the Audit Committee and for membership on the Compensation Committee; (iv) an undetermined fixed sum for membership on a special or conflicts committee; (v) an annual equity grant with a value of $100,000; and (vi) a one-time director onboarding equity award of 2,500 Phantom Units. The Phantom Units granted pursuant to the Director Compensation Policy vest incrementally over five years and all outstanding, unvested Phantom Units vest in full in the event of the director’s death, Disability, or upon a Change in Control (each as defined in the LTIP). The Director Compensation Policy does not provide for per meeting attendance fees.

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
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
Pursuant to the terms of an Equity Restructuring Agreement the Partnership entered into on January 15, 2018, with the General Partner and Energy Transfer Equity, L.P. (the “Equity Restructuring Agreement”), at any time after the first anniversary of the Transactions Date, Energy Transfer has the right to contribute (or cause any of its subsidiaries to contribute) to the Partnership all of the outstanding equity interests in any of its subsidiaries that owns the General Partner Interest (as defined in the Equity Restructuring Agreement) in exchange for $10,000,000 (the “GP Contribution”); provided that the GP Contribution will occur automatically if at any time following the Transactions Date (i) Energy Transfer or one of its affiliates owns, directly or indirectly, the General Partner Interest and (ii) Energy Transfer and its affiliates collectively own less than 12,500,000 of the Partnership’s common units.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth the beneficial ownership of the Partnership’s common units and Preferred Units as of February 9, 2023, held by:
•each person who beneficially owns 5% or more of the Partnership’s outstanding common units;
•all of the directors of the General Partner;
•each NEO of the General Partner; and
•all directors and executive officers of the General Partner as a group.

As of February 9, 2023, there were 98,257,639 common units outstanding. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all common units shown as beneficially owned by them and their address is 111 Congress Avenue, Suite 2400, Austin, Texas 78701. Any fractional common units are rounded down to the nearest whole number.
The table also presents information with respect to Energy Transfer’s common units beneficially owned as of February 9, 2023, by each current director and named executive officer of the General Partner and by all directors and executive officers of the General Partner as a group. As of February 9, 2023, Energy Transfer had 3,094,593,760 common units outstanding. Any fractional common units are rounded down to the nearest whole number.

	USA Compression Partners, LP		Energy Transfer LP
Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units	Common Units Beneficially Owned	Percentage of Common Units
Energy Transfer LP (1) (2)	46,056,228	46.87%	—	*
EIG Veteran Equity Aggregator, L.P. (3)	29,883,926	23.40%	—	*
Invesco Ltd. (4)	16,675,717	16.97%	—	*
Eric D. Long (5)	610,581	*	10,144	*
Michael C. Pearl	—	*	—	*
Eric A. Scheller	66,268	*	—	*
Christopher W. Porter	35,988	*	3,400	*
Sean T. Kimble	51,817	*	500	*
Matthew C. Liuzzi	353,319	*	—	*
Christopher R. Curia	—	*	430,290	*
Matthew S. Hartman	—	*	—	*
Glenn E. Joyce	16,579	*	—	*
Thomas E. Long	—	*	773,628	*
Thomas P. Mason	—	*	744,056	*
W. Brett Smith	—	*	38,339	*
William S. Waldheim	16,579	*	—	*
Bradford D. Whitehurst (6)	3,616	*	538,709	*
All directors and officers as a group (13 persons) (7)	801,428	*	2,539,066	*
________________________
*Less than 1%.
(1)Energy Transfer LP has shared voting and dispositive power over 46,056,228 common units based on a Schedule 13D/A filed on August 5, 2019 with the SEC. The Schedule 13D/A was filed jointly by Energy Transfer LP, LE GP, LLC, Kelcy L. Warren, USA Compression GP, LLC, Energy Transfer Partners, L.L.C., Energy Transfer Partners GP, L.P., and Energy Transfer Operating, L.P. (collectively, the “Energy Transfer Reporting Companies”). The principal business address of each of the Energy Transfer Reporting Companies, other than USA Compression GP, LLC, is 8111 Westchester Drive, Suite 600, Dallas, Texas 75225. The principal business address of USA Compression GP, LLC is 111 Congress Avenue, Suite 2400, Austin, Texas 78701.
(2)Includes 8,000,000 common units held by USA Compression GP, LLC.
(3)EIG Veteran Equity Aggregator, L.P. holds Warrants to acquire 8,413,281 common units of the Partnership at an exercise price of $19.59 per common unit. The Warrants became exercisable on April 2, 2019, and will expire on April 2, 2028. EIG owns 449,529 common units as a result of their exercise of Warrants to purchase common units with a strike price of $17.03 per common unit. EIG also owns 420,664 Preferred Units, all of which are convertible or will be convertible within 60 days into 21,021,116 common units at the election of the holder. At the option of the holder of Preferred Units, (i) from and after April 2, 2021, 33 1/3% of the Preferred Units are convertible into common units, (ii) from and after April 2, 2022, 66 2/3% of the Preferred Units are convertible into common units, and (iii) from and after April 2, 2023, all of the Preferred Units are convertible into common units. Upon (1) exercise of the remaining Warrants in full and assuming the Partnership does not elect to settle the Warrants in common units on a net basis, and (2) conversion of all 420,664 Preferred Units, EIG would have sole voting and dispositive power over 29,883,926 common units of the Partnership based on the Schedule 13D/A filed on May 2, 2022, with the SEC and our records. The principal business address of EIG Veteran Equity Aggregator, L.P. is 600 New Hampshire Ave NW, STE. 1200, Washington, DC 20037.
(4)Invesco Ltd. has the sole power to dispose or to direct the disposition of and sole power to vote or to direct the vote of 16,675,717 common units based on a Schedule 13G/A filed on February 8, 2023, with the SEC. Invesco Ltd., in its capacity as a parent holding company to its investment advisers, may be deemed to beneficially own these 16,675,717 common units which are held of record by clients of Invesco Ltd. The principal business address of Invesco Ltd. is 1555 Peachtree Street NE, Suite 1800, Atlanta GA 30309.
(5)Includes 536,625 of our common units held directly by Mr. Long, 17,592 of our common units held by Aladdin Partners, L.P., a limited partnership affiliated with Mr. Long, and 56,364 of our common units held by certain trusts of which Mr. Long is the trustee. The Energy Transfer LP common units reported as owned by Mr. Long include 4,000 common units held by Aladdin Partners, L.P., and 6,144 common units held by certain trusts of which Mr. Long is the trustee.
(6)Mr. Whitehurst holds 297,617 of Energy Transfer LP’s common units in a margin account.
(7)Includes our current directors and current executive officers.
Securities Authorized for Issuance Under Equity Compensation Plans
The Board adopted the LTIP in January 2013. On November 1, 2018, the Board approved and adopted the First Amendment to the LTIP (the “First Amendment”) with immediate effectiveness. The First Amendment (i) increased the number of common units available to be awarded under the LTIP by 8,590,000 common units (which brought the total number of common units available to be awarded under the LTIP to 10,000,000 common units); (ii) provided that common units withheld to satisfy the exercise price or tax withholding obligations with respect to an award will not be considered to be common units that have been delivered under the LTIP; (iii) for awards granted on or after April 3, 2018, modifies the definition of “Change in Control” under the LTIP to refer to Energy Transfer and its Affiliates (as defined under the LTIP) and successors; (iv) updated the tax withholding provision of the LTIP; and (v) extended the term of the LTIP until November 1, 2028.
The following table provides certain information with respect to the LTIP as of December 31, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	N/A	—
Equity compensation plans not approved by security holders	2,154,015	N/A	5,822,946	(1)
________________________
(1)As of December 31, 2022, we had 7,976,961 common units available under the LTIP before giving effect to the outstanding awards of 2,154,015 Phantom Units. Pursuant to the terms of the LTIP, other than director Phantom Unit awards, awards of Phantom Units may be settled in cash or common units at the discretion of the Board or a committee thereof. Any Phantom Unit settled in cash will not result in the actual delivery of a common unit. Additionally, Phantom Units withheld to satisfy the exercise price or tax withholdings of an award and Phantom Units that are forfeited, cancelled, or otherwise terminate or expire without the actual delivery of common units will be available for delivery pursuant to other awards.
For more information about the LTIP, please see Note 14 in Part II, Item 8 “Financial Statements and Supplementary Data”.
ITEM 13.    Certain Relationships and Related Party Transactions, and Director Independence
Certain Relationships and Related Party Transactions
Services Agreement
We entered into that certain Services Agreement with USAC Management, a wholly owned subsidiary of the General Partner, effective on January 1, 2013 (the “Services Agreement”), pursuant to which USAC Management provides to us and the General Partner management, administrative and operating services, and personnel to manage and operate our business. We or one of our subsidiaries pays USAC Management for the allocable expenses it incurs in its performance under the Services Agreement. These expenses include, among other things, salary, bonus, cash incentive compensation, and other amounts paid to persons who perform services for us or on our behalf and other expenses allocated by USAC Management to us. USAC Management has substantial discretion to determine in good faith which expenses to incur on our behalf and what portion to allocate to us.

On October 28, 2022, the Services Agreement was amended to extend its term to December 31, 2027. The Services Agreement may be terminated at any time by (i) the Board upon 120 days’ written notice for any reason in its sole discretion or (ii) USAC Management upon 120 days’ written notice if: (a) we or the General Partner experience a Change of Control (as defined in the Services Agreement); (b) we or the General Partner breach the terms of the Services Agreement in any material respect following 30 days’ written notice detailing the breach (which breach remains uncured after such period); (c) a receiver is appointed for all or substantially all of our or the General Partner’s property or an order is made to wind up our or the General Partner’s business; (d) a final judgment, order or decree that materially and adversely affects the ability of us or the General Partner to perform under the Services Agreement is obtained or entered against us or the General Partner, and such judgment, order or decree is not vacated, discharged or stayed; or (e) certain events of bankruptcy, insolvency or reorganization of us or the General Partner occur. USAC Management will not be liable to us for their performance of, or failure to perform, services under the Services Agreement unless its acts or omissions constitute gross negligence or willful misconduct.
Transactions with Energy Transfer
We provide compression services to entities affiliated with Energy Transfer, which became a related party of ours on the Transactions Date. As of December 31, 2022, Energy Transfer has ownership and control of the General Partner and ownership of approximately 47% of our limited partner interests (including the 8,000,000 common units owned by the General Partner). We recognized $15.7 million in revenue from compression services from entities affiliated with Energy Transfer for the year ended December 31, 2022. We may provide compression services to entities affiliated with Energy Transfer in the future, and any significant transactions will be disclosed.
The following table summarizes payments, revenues and other receivables between us and Energy Transfer during 2022.

Transaction	Explanation	Amount/Value
2022 quarterly distributions on limited partner interests	Represents the aggregate amount of distributions made to Energy Transfer in respect of the Partnership’s common units during 2022.	$96.7 million
Revenue for compression services	Represents the aggregate amount of revenue recognized for providing compression services to entities affiliated with Energy Transfer for the full year 2022.	$15.7 million
Conflicts of Interest
Conflicts of interest exist, and may arise in the future, as a result of the relationships between the General Partner and its affiliates, including Energy Transfer, on the one hand, and the Partnership and its limited partners, on the other hand. The directors and officers of the General Partner have fiduciary duties to manage the General Partner in a manner beneficial to its owners. At the same time, the General Partner has a fiduciary duty to manage the Partnership in a manner beneficial to us and our unitholders.
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
Procedures for Review, Approval, and Ratification of Related Person Transactions
The Audit Committee reviews and considers related party transactions with affiliates of Energy Transfer for compression and related services. The Audit Committee has authorized the General Partner’s management to enter into transactions for compression and related services with entities affiliated with Energy Transfer on arms-length terms taking into account then-current market conditions applicable to the services to be provided, and any such transaction shall be deemed approved by the Audit Committee. If other conflicts or potential conflicts of interest arises between the General Partner and its affiliates, including Energy Transfer, on the one hand and the Partnership and its limited partners, on the other hand, the resolution of any such conflict or potential conflict is addressed as described under “Conflicts of Interest.”
Pursuant to the Partnership’s Code of Business Conduct and Ethics and Corporate Governance Guidelines, directors, officers, and employees are required to disclose any situations that reasonably would be expected to give rise to a conflict of interest and report it to their supervisor, the Partnership’s general counsel, or the Board, as appropriate.
Director Independence
Please see Part III, Item 10 “Directors, Executive Officers and Corporate Governance – Board of Directors” for a discussion of director independence matters.
ITEM 14.    Principal Accountant Fees and Services
The following table sets forth fees paid for professional services rendered by Grant Thornton LLP (“Grant Thornton”) during the years ended December 31, 2022, and 2021 (in millions):

	Year Ended December 31,
	2022	2021
Audit fees (1)	$1.0	$1.0
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$1.0	$1.0
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

4.9*	Description of the USA Compression Partners, LP Common Units

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

10.3†
First Amendment to the USA Compression Partners, LP 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q (File No. 001-35779) filed on November 6, 2018)

10.4†
Employment Agreement, dated July 1, 2016, between USA Compression Management Services, LLC and Sean T. Kimble (incorporated by reference to Exhibit 10.13 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-35779) filed on February 19, 2019)

10.5†
Employment Agreement, dated December 14, 2016, between USA Compression Management Services, LLC and Christopher W. Porter (incorporated by reference to Exhibit 10.6 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-35779) filed on February 16, 2021)

10.6†
Separation and Restrictive Covenant Agreement and Full Release and Waiver of Claims dated August 23, 2022, with Matthew C. Liuzzi (incorporated by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q (File No. 001-35779) filed on November 1, 2022)

10.7
Services Agreement, dated effective January 1, 2013, by and among USA Compression Partners, LP, USA Compression GP, LLC and USA Compression Management Services, LLC (incorporated by reference to Exhibit 10.11 to Amendment No. 10 of the Partnership’s registration statement on Form S-1 (Registration No. 333-174803) filed on January 7, 2013)

10.8
Amendment No. 1 to Services Agreement, dated effective November 3, 2017, by and among USA Compression Partners, LP, USA Compression GP, LLC and USA Compression Management Services, LLC (incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q (File No. 001-35779) filed on November 7, 2017)

10.9
Amendment No. 2 to Services Agreement, dated effective as of October 31, 2022, by and among USA Compression Partners, LP, USA Compression GP, LLC and USA Compression Management Services, LLC (incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q (File No. 001-35779) filed on November 1, 2022)

10.10†
USA Compression Partners, LP 2013 Long-Term Incentive Plan—Form of Director Phantom Unit Agreement (incorporated by reference to Exhibit 10.8 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-35779) filed on March 28, 2013)

10.11†
USA Compression Partners, LP 2013 Long-Term Incentive Plan—Form of Employee Phantom Unit Agreement (incorporated by reference to Exhibit 10.10 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-35779) filed on February 20, 2014)

10.12†
USA Compression Partners, LP 2013 Long-Term Incentive Plan—Form of Director Phantom Unit Agreement (in lieu of Annual Cash Retainer) (incorporated by reference to Exhibit 10.10 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-35779) filed on March 28, 2013)

10.13†
USA Compression Partners, LP 2013 Long-Term Incentive Plan—Form of Director Phantom Unit Agreement (incorporated by reference to Exhibit 10.5 to the Partnership’s Quarterly Report on form 10-Q (File No. 001-35779) filed on November 6, 2018)

10.14†
USA Compression Partners, LP Amended and Restated Annual Cash Incentive Plan (incorporated by reference to Exhibit 10.21 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-35779) filed on February 19, 2019)

10.15†
USA Compression Partners, LP 2013 Long-Term Incentive Plan—Form of Employee Phantom Unit Agreement (with updated performance metrics) (incorporated by reference to Exhibit 10.13 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-35779) filed on February 11, 2016)

10.16†
USA Compression Partners, LP 2013 Long-Term Incentive Plan – Form of Employee Phantom Unit Agreement (incorporated by reference to Exhibit 10.6 to the Partnership’s Quarterly Report on Form 10-Q (File No. 001-35779) filed on November 6, 2018)

10.17†
USA Compression Partners, LP 2013 Long-Term Incentive Plan – Form of Retention Phantom Unit Agreement (incorporated by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q (File No. 001-35779) filed on November 6, 2018)

10.18†	Form of Termination Agreement and Mutual Release (incorporated by reference to Exhibit 10.3 to the Partnership’s Quarterly Report on Form 10-Q (File No. 001-35779) filed on November 6, 2018)

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

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Balance Sheets as of December 31, 2022, and 2021; (ii) our Consolidated Statements of Operations for the years ended December 31, 2022, 2021, and 2020; (iii) our Consolidated Statements of Changes in Partners’ Capital (Deficit) for the years ended December 31, 2022, 2021, and 2020; (iv) our Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020; and (v) the notes to our Consolidated Financial Statements.

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

USA COMPRESSION PARTNERS, LP

		By:	USA Compression GP, LLC,
its General Partner

Date:	February 14, 2023	By:	/s/ Eric D. Long
Eric D. Long
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 14, 2023.

Name	Title

/s/ Eric D. Long	President and Chief Executive Officer and Director
Eric D. Long	(Principal Executive Officer)

/s/ Michael C. Pearl	Vice President, Chief Financial Officer and Treasurer
Michael C. Pearl	(Principal Financial Officer)

/s/ G. Tracy Owens	Vice President of Finance and Chief Accounting Officer
G. Tracy Owens	(Principal Accounting Officer)

/s/ Christopher R. Curia	Director
Christopher R. Curia

/s/ Matthew S. Hartman	Director
Matthew S. Hartman

/s/ Glenn E. Joyce	Director
Glenn E. Joyce

/s/ Thomas E. Long	Director
Thomas E. Long

/s/ Thomas P. Mason	Director
Thomas P. Mason

/s/ W. Brett Smith	Director
W. Brett Smith

/s/ William S. Waldheim	Director
William S. Waldheim

/s/ Bradford D. Whitehurst	Director
Bradford D. Whitehurst

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors of USA Compression GP, LLC and
Unitholders of USA Compression Partners, LP
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of USA Compression Partners, LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in partners’ capital (deficit), and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 14, 2023 expressed an unqualified opinion.
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
Houston, Texas
February 14, 2023

USA COMPRESSION PARTNERS, LP
Consolidated Balance Sheets
(in thousands)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$35	$—
Accounts receivable, net of allowances for credit losses of $1,164 and $2,057, respectively	83,822	68,214
Related-party receivables	52	44,941
Inventories	93,754	85,816
Prepaid expenses and other assets	8,784	6,016
Total current assets	186,447	204,987
Property and equipment, net	2,172,924	2,222,336
Lease right-of-use assets	18,195	20,173
Identifiable intangible assets, net	275,032	304,411
Other assets	13,126	16,072
Total assets	$2,665,724	$2,767,979
Liabilities, Preferred Units, and Partners’ Capital (Deficit)
Current liabilities:
Accounts payable	$35,303	$22,538
Accrued liabilities	76,016	113,891
Deferred revenue	62,345	51,216
Total current liabilities	173,664	187,645
Long-term debt, net	2,106,649	1,973,234
Operating lease liabilities	16,146	18,551
Other liabilities	8,255	10,132
Total liabilities	2,304,714	2,189,562
Commitments and contingencies
Preferred Units	477,309	477,309
Partners’ capital (deficit):
Common units, 98,228 and 97,345 units issued and outstanding, respectively	(125,111)	87,129
Warrants	8,812	13,979
Total partners’ capital (deficit)	(116,299)	101,108
Total liabilities, Preferred Units, and partners’ capital (deficit)	$2,665,724	$2,767,979
See accompanying notes to consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Consolidated Statements of Operations
(in thousands, except per unit amounts)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Contract operations	$673,214	$609,450	$644,194
Parts and service	15,729	11,228	11,117
Related party	15,655	11,967	12,372
Total revenues	704,598	632,645	667,683
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	234,336	194,389	205,939
Depreciation and amortization	236,677	238,769	238,968
Selling, general, and administrative	61,278	56,082	59,981
Loss (gain) on disposition of assets	1,527	(2,588)	146
Impairment of compression equipment	1,487	5,121	8,090
Impairment of goodwill	—	—	619,411
Total costs and expenses	535,305	491,773	1,132,535
Operating income (loss)	169,293	140,872	(464,852)
Other income (expense):
Interest expense, net	(138,050)	(129,826)	(128,633)
Other	91	107	86
Total other expense	(137,959)	(129,719)	(128,547)
Net income (loss) before income tax expense	31,334	11,153	(593,399)
Income tax expense	1,016	874	1,333
Net income (loss)	30,318	10,279	(594,732)
Less: distributions on Preferred Units	(48,750)	(48,750)	(48,750)
Net loss attributable to common unitholders’ interests	$(18,432)	$(38,471)	$(643,482)

Weighted average common units outstanding – basic and diluted	97,780	97,068	96,816

Basic and diluted net loss per common unit	$(0.19)	$(0.40)	$(6.65)

Distributions declared per common unit for respective periods	$2.10	$2.10	$2.10
See accompanying notes to consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Consolidated Statements of Changes in Partners’ Capital (Deficit)
(in thousands)

	Common Units	Warrants	Total
Partners’ capital ending balance, December 31, 2019	$1,166,619	$13,979	$1,180,598
Vesting of phantom units	1,748	—	1,748
Distributions and DERs, $2.10 per unit	(203,325)	—	(203,325)
Issuance of common units under the DRIP	1,901	—	1,901
Unit-based compensation for equity classified awards	215	—	215
Net loss attributable to common unitholders’ interests	(643,482)	—	(643,482)
Partners’ capital ending balance, December 31, 2020	323,676	13,979	337,655
Vesting of phantom units	3,821	—	3,821
Distributions and DERs, $2.10 per unit	(203,883)	—	(203,883)
Issuance of common units under the DRIP	1,775	—	1,775
Unit-based compensation for equity classified awards	211	—	211
Net loss attributable to common unitholders’ interests	(38,471)	—	(38,471)
Partners’ capital ending balance, December 31, 2021	87,129	13,979	101,108
Vesting of phantom units	3,860	—	3,860
Distributions and DERs, $2.10 per unit	(205,219)	—	(205,219)
Issuance of common units under the DRIP	2,132	—	2,132
Unit-based compensation for equity classified awards	252	—	252
Exercise and conversion of warrants into common units	5,167	(5,167)	—
Net loss attributable to common unitholders’ interests	(18,432)	—	(18,432)
Partners’ capital (deficit) ending balance, December 31, 2022	$(125,111)	$8,812	$(116,299)
See accompanying notes to consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$30,318	$10,279	$(594,732)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	236,677	238,769	238,968
Provision for expected credit losses	(700)	(2,700)	3,700
Amortization of debt issuance costs	7,265	9,765	8,402
Unit-based compensation expense	15,894	15,523	8,400
Deferred income tax expense (benefit)	(151)	(42)	530
Loss (gain) on disposition of assets	1,527	(2,588)	146
Impairment of compression equipment	1,487	5,121	8,090
Impairment of goodwill	—	—	619,411
Changes in assets and liabilities:
Accounts receivable and related-party receivables, net	29,980	145	23,542
Inventories	(31,594)	(12,592)	(11,682)
Prepaid expenses and other current assets	(2,767)	(3,572)	(248)
Other assets	3,465	3,489	3,167
Accounts payable	7,547	9,023	(3,745)
Accrued liabilities and deferred revenue	(38,358)	(5,195)	(10,744)
Other liabilities	—	—	(7)
Net cash provided by operating activities	260,590	265,425	293,198
Cash flows from investing activities:
Capital expenditures, net	(134,224)	(45,213)	(109,070)
Proceeds from disposition of property and equipment	3,682	4,466	2,647
Proceeds from insurance recovery	597	1,559	1,324
Net cash used in investing activities	(129,945)	(39,188)	(105,099)
Cash flows from financing activities:
Proceeds from revolving credit facility	844,549	697,679	777,472
Payments on revolving credit facility	(714,935)	(655,147)	(706,384)
Cash paid related to net settlement of unit-based awards	(2,961)	(3,174)	(1,125)
Cash distributions on common units	(207,446)	(206,329)	(204,673)
Cash distributions on Preferred Units	(48,750)	(48,750)	(48,750)
Deferred financing costs	(549)	(9,960)	(3,875)
Other	(518)	(558)	(772)
Net cash used in financing activities	(130,610)	(226,239)	(188,107)
Increase (decrease) in cash and cash equivalents	35	(2)	(8)
Cash and cash equivalents, beginning of year	—	2	10
Cash and cash equivalents, end of year	$35	$—	$2

Supplemental cash flow information:
Cash paid for interest, net of capitalized amounts	$128,961	$120,564	$120,729
Cash paid for income taxes	$887	$819	$633
Supplemental non-cash transactions:
Non-cash distributions to certain common unitholders (DRIP)	$2,132	$1,775	$1,901
Transfers from inventories to property and equipment	$22,329	$10,793	$17,435
Changes in capital expenditures included in accounts payable and accrued liabilities	$6,507	$720	$(8,557)
Changes in financing costs included in accounts payable and accrued liabilities	$(265)	$391	$115
Exercise and conversion of warrants into common units	$5,167	$—	$—
See accompanying notes to consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements

(1)Organization and Description of Business
Unless otherwise indicated, the terms “our,” “we,” “us,” “the Partnership,” and similar language refer to USA Compression Partners, LP, collectively with its consolidated subsidiaries.
We are a Delaware limited partnership. Through our operating subsidiaries, we provide compression services to customers under fixed-term contracts in the natural gas and crude oil industries, using natural gas compression packages that we design, engineer, own, operate, and maintain. We also own and operate a fleet of equipment used to provide natural gas treating services, such as carbon dioxide and hydrogen sulfide removal, cooling, and dehydration. We provide compression services in shale plays throughout the U.S., including the Utica, Marcellus, Permian Basin, Delaware Basin, Eagle Ford, Mississippi Lime, Granite Wash, Woodford, Barnett, Haynesville, Niobrara, and Fayetteville shales.
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
Net loss attributable to partners is allocated to our common units and participating securities using the two-class income allocation method. All intercompany balances and transactions have been eliminated in consolidation. Our common units trade on the NYSE under the ticker symbol “USAC”.
USA Compression Management Services, LLC (“USAC Management”), a wholly owned subsidiary of the General Partner, performs certain management and other administrative services for us, such as accounting, corporate development, finance, and legal. All of our employees, including our executive officers, are employees of USAC Management. As of December 31, 2022, USAC Management had 730 full-time employees. None of our employees are subject to collective bargaining agreements.
(2)Basis of Presentation and Accounting Policies
Basis of Presentation
Our accompanying consolidated financial statements have been prepared in accordance with GAAP and pursuant to SEC rules and regulations.
Use of Estimates
Our consolidated financial statements have been prepared in conformity with GAAP, which includes the use of estimates and assumptions by management that affect the reported amounts in these consolidated financial statements and the accompanying results. Although these estimates were based on management’s available knowledge of current and expected future events, actual results could differ from these estimates.
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

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
Our determination of the allowance for credit losses requires us to make estimates and judgments regarding our customers’ ability to pay amounts due. We continuously evaluate the financial strength of our customers and the overall business climate in which our customers operate, and make adjustments to the allowance for credit losses as necessary. We evaluate the financial strength of our customers by reviewing the aging of their receivables owed to us, our collection experience with the customer, correspondence, financial information, and third-party credit ratings. We evaluate the business climate in which our customers operate by reviewing various publicly available materials regarding our customers’ industry, including the solvency of various companies in the industry.
Inventories
Inventories consist of serialized and non-serialized parts primarily used on compression units. All inventories are stated at the lower of cost or net realizable value. Serialized parts inventories are determined using the specific-identification cost method, while non-serialized parts inventories are determined using the weighted-average cost method. Purchases of inventories are considered operating activities within the Consolidated Statements of Cash Flows.
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
When property and equipment is retired or sold, its carrying value and the related accumulated depreciation are removed from our accounts and any associated gains or losses are recorded within our Consolidated Statements of Operations in the period of sale or disposition.
Capitalized interest is calculated by multiplying our monthly effective interest rate on outstanding variable-rate indebtedness by the amount of qualifying costs, which include upfront payments to acquire certain compression units. Capitalized interest was $0.9 million, $0.2 million, and $0.2 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Impairment of Long-Lived Assets
Long-lived assets with recorded values that are not expected to be recovered from future cash flows are written-down to estimated fair value. We test long-lived assets for impairment when events or circumstances indicate that a long-lived asset’s carrying value may not be recoverable or will no longer be utilized within the operating fleet. The most common circumstance requiring compression units to be evaluated for impairment occurs when idle units do not meet the desired performance characteristics of our revenue-generating horsepower.
The carrying value of a long-lived asset is not recoverable if the asset’s carrying value exceeds the sum of the undiscounted cash flows expected to be generated from the use and eventual disposition of the asset. If the carrying value of the long-lived asset exceeds the sum of the undiscounted cash flows associated with the asset, an impairment loss equal to the amount of the carrying value exceeding the fair value of the asset is recognized. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, based on an estimate of discounted cash flows, the expected net sale proceeds compared to the other similarly configured fleet units that we recently sold, or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to continue using.
In the first quarter of 2020, we determined that the impairment of our goodwill was an indicator of potential impairment of the carrying amount of our long-lived assets. Accordingly, we performed a quantitative impairment test of our long-lived assets, by which we determined that they were also not impaired. No triggering events have been identified subsequent to the first quarter of 2020. Refer to Note 5 for more detailed information about impairment charges during the years ended December 31, 2022, 2021, and 2020.
Identifiable Intangible Assets
Identifiable intangible assets are recorded at cost and amortized using the straight-line method over their estimated useful lives, which is the period over which the assets are expected to contribute directly or indirectly to our future cash flows. The estimated useful lives of our intangible assets range from 15 to 25 years.

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
We assess identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the first quarter of 2020, we determined that the impairment of our goodwill was an indicator of potential impairment of the carrying amount of our identifiable intangible assets. Accordingly, we performed a quantitative impairment test of our identifiable intangible assets, by which we determined that they also were not impaired. No triggering events have been identified subsequent to the first quarter of 2020.
We did not record any impairment of identifiable intangible assets for the years ended December 31, 2022, 2021, or 2020.
Goodwill
Goodwill represents consideration paid in excess of the fair value of the identifiable net assets acquired in a business combination. Goodwill is not amortized, but is reviewed for impairment annually based on the carrying values as of October 1, or more frequently if impairment indicators arise that suggest the carrying value of goodwill may not be recovered.
We recorded a $619.4 million goodwill impairment for the year ended December 31, 2020, which reduced our goodwill balance to zero. Refer to the Goodwill section in Note 5 for more information about the goodwill impairment assessment performed during the year ended December 31, 2020.
Revenue Recognition
Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally, this occurs with the provision of services or the transfer of goods. Revenue is measured at the amount of consideration we expect to receive in exchange for providing services or transferring goods. Incidental items, if any, that are immaterial in the context of the contract are recognized as expenses. Refer to Note 12 for more detailed information about revenue recognition for the years ended December 31, 2022, 2021, and 2020.
Income Taxes
USA Compression Partners, LP is organized as a partnership for U.S. federal and state income tax purposes. As a result, our partners are responsible for U.S. federal and state income taxes on their distributive share of our items of income, gain, loss, or deduction.  Texas also imposes an entity-level income tax on partnerships that is based on Texas sourced taxable margin (the “Texas Margin Tax”). Texas Margin Tax impacts are included within our consolidated financial statements. Our wholly owned finance subsidiary, USA Compression Finance Corp. (“Finance Corp”), is a corporation for U.S. federal and state income tax purposes and any resulting tax impacts are included within our consolidated financial statements. Refer to Note 8 for more detailed information about the Texas Margin Tax for the years ended December 31, 2022, 2021, and 2020.
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
As of December 31, 2022, and 2021, our financial instruments primarily consisted of cash and cash equivalents, trade accounts receivable, trade accounts payable, and long-term debt. The book values of cash and cash equivalents, trade accounts receivable, and trade accounts payable are representative of fair value due to their short-term maturities. Our revolving credit facility applies floating interest rates to amounts drawn under the facility; therefore, the carrying amount of our revolving credit facility approximates its fair value.

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
The fair value of our Senior Notes 2026 and Senior Notes 2027 were estimated using quoted prices in inactive markets and are considered Level 2 measurements.
The following table summarizes the aggregate principal amount and fair value of our Senior Notes 2026 and Senior Notes 2027 (in thousands):

	December 31,
	2022	2021
Senior Notes 2026, aggregate principal	$725,000	$725,000
Fair value of Senior Notes 2026	706,875	755,813
Senior Notes 2027, aggregate principal	750,000	750,000
Fair value of Senior Notes 2027	725,625	787,500
Nonrecurring Fair-Value Measurements
During the first quarter of 2020, certain potential impairment indicators were identified, specifically (i) the decline in the market price of our common units, (ii) the decline in global commodity prices, and (iii) the COVID-19 pandemic, which together indicated the fair value of the reporting unit was less than its carrying amount as of March 31, 2020. We performed a quantitative impairment test as of March 31, 2020 that resulted in a goodwill impairment of $619.4 million for the year ended December 31, 2020. Significant estimates used in our goodwill impairment analysis included cash flow forecasts, our estimate of the market’s weighted-average cost of capital, and market multiples, which are Level 3 inputs. Refer to Note 5 for further information on our goodwill impairment analysis.
Operating Segment
We operate in a single business segment, the compression services business.
(3)Trade Accounts Receivable
The allowance for credit losses, which was $1.2 million and $2.1 million as of December 31, 2022, and 2021, respectively, represents our best estimate of the amount of probable credit losses included within our existing accounts receivable balance.
The following summarizes activity within our trade accounts receivable allowance for credit losses balance (in thousands):

Allowance for Credit Losses
Balance as of December 31, 2020	$4,982
Current-period provision for expected credit losses	(2,700)
Write-offs charged against the allowance	(264)
Recoveries collected	39
Balance as of December 31, 2021	2,057
Current-period provision for expected credit losses	(700)
Write-offs charged against the allowance	(203)
Recoveries collected	10
Balance as of December 31, 2022	$1,164
Favorable market conditions for customers, attributable to sustained increases in commodity prices, was the primary factor supporting the recorded decrease to the allowance for credit losses for the year ended December 31, 2022.
Improved market conditions for customers resulting from improved commodity prices was the primary factor supporting the recorded decrease to the allowance for credit losses for the year ended December 31, 2021.
During the year ended December 31, 2020, we recorded $3.7 million to the current-period provision for expected credit losses. The potential negative impact to our customers of low commodity prices during 2020, driven by decreased demand for, and global oversupply of, crude oil as a result of the COVID-19 pandemic, was the primary factor supporting the recorded increase to the allowance for credit losses for the year ended December 31, 2020.

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
(4)Inventories
Components of inventories are as follows (in thousands):

	December 31,
	2022	2021
Serialized parts	$46,923	$44,642
Non-serialized parts	46,831	41,174
Total inventories	$93,754	$85,816
(5)    Property and Equipment, Identifiable Intangible Assets, and Goodwill
Property and Equipment
Property and equipment consisted of the following (in thousands):

	December 31,
	2022	2021
Compression and treating equipment	$3,658,000	$3,522,083
Computer equipment	34,941	54,013
Automobiles and vehicles	34,947	31,919
Leasehold improvements	8,997	8,847
Buildings	3,464	5,334
Furniture and fixtures	795	1,105
Land	77	77
Total property and equipment, gross	3,741,221	3,623,378
Less: accumulated depreciation and amortization	(1,568,297)	(1,401,042)
Total property and equipment, net	$2,172,924	$2,222,336
Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Compression and treating equipment, acquired new	25 years
Compression and treating equipment, acquired used	5 - 25 years
Furniture and fixtures	3 - 10 years
Vehicles and computer equipment	1 - 10 years
Buildings	5 years
Leasehold improvements	5 years
Depreciation expense on property and equipment was $207.3 million, $209.4 million, and $209.6 million for the years ended December 31, 2022, 2021, and 2020, respectively.
During the years ended December 31, 2022, and 2020, there were losses on disposition of assets of $1.5 million and $0.1 million, respectively. During the year ended December 31, 2021, there was a gain on disposition of assets of $2.6 million.
For the years ended December 31, 2022, 2021, and 2020, we evaluated the future deployment of our idle fleet assets under then-existing market conditions and retired 15, 26, and 37 compressor units, respectively, for a total of approximately 3,200, 11,000, and 15,000 aggregate horsepower, respectively, that previously were used to provide compression services in our business. As a result, we recorded impairments of compression equipment of $1.5 million, $5.1 million, and $8.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.
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

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
Identifiable Intangible Assets
Identifiable intangible assets, net consisted of the following (in thousands):

	Customer Relationships	Trade Names	Total
Gross balance as of December 31, 2021	$485,162	$65,500	$550,662
Accumulated amortization	(208,314)	(37,937)	(246,251)
Net balance as of December 31, 2021	$276,848	$27,563	$304,411

Gross balance as of December 31, 2022	$485,162	$65,500	$550,662
Accumulated amortization	(234,418)	(41,212)	(275,630)
Net balance as of December 31, 2022	$250,744	$24,288	$275,032
Amortization expense for the years ended December 31, 2022, 2021, and 2020, was $29.4 million, $29.4 million, and $29.4 million, respectively.
The expected amortization of the intangible assets for each of the five succeeding years is as follows:

Year Ending December 31,
2023	$29,380
2024	29,380
2025	29,380
2026	29,380
2027	14,486
Goodwill
During the first quarter of 2020, certain potential impairment indicators were identified, specifically (i) the decline in the market price of our common units, (ii) the decline in global commodity prices, and (iii) the COVID-19 pandemic, which together indicated the fair value of the reporting unit was less than its carrying amount as of March 31, 2020.
We performed a quantitative goodwill impairment test as of March 31, 2020, and determined fair value using a weighted combination of the income approach and the market approach. Determining fair value of a reporting unit requires judgment and use of significant estimates and assumptions. Such estimates and assumptions include revenue growth rates, EBITDA margins, weighted-average costs of capital, and future market conditions, among others. We believe the estimates and assumptions used were reasonable and based on available market information, but variations in any of the assumptions could have resulted in materially different calculations of fair value and determinations of whether an impairment was indicated. Under the income approach, we determined fair value based on estimated future cash flows, including estimates for capital expenditures, discounted to present value using the risk-adjusted industry rate, which reflects the overall level of inherent risk of the Partnership. Cash flow projections were derived from four-year operating forecasts plus an estimate of later-period cash flows, all of which were developed by management. Subsequent-period cash flows were developed using growth rates that management believed were reasonably likely to occur. Under the market approach, we determined fair value by applying valuation multiples of comparable publicly traded companies to the projected EBITDA of the Partnership and then averaging that estimate with similar historical calculations using a three-year average. In addition, we estimated a reasonable control premium representing the incremental value that would accrue to us if we were to be acquired.
Based on the quantitative goodwill impairment test described above, our carrying amount exceeded fair value and as a result, we recognized a goodwill impairment of $619.4 million for the year ended December 31, 2020.

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
(6)    Other Current Liabilities
Components of other current liabilities included the following (in thousands):

	December 31,
	2022	2021
Accrued sales tax contingencies (1)	$—	$44,923
Accrued interest expense	32,763	30,850
Accrued unit-based compensation liability	17,743	13,280
Accrued capital expenditures	10,028	3,521
________________________
(1)Refer to Note 16 for further information on the accrued sales tax contingencies.
(7)    Lease Accounting
Lessee Accounting
We maintain both finance leases and operating leases, primarily related to office space, warehouse facilities, and certain corporate equipment. Our leases have remaining lease terms of up to seven years, some of which include options that permit renewals for additional periods.
We determine if an arrangement is a lease at inception. Operating leases are included in lease right-of-use (“ROU”) assets, accrued liabilities, and operating lease liabilities within our Consolidated Balance Sheets. Finance leases are included in property and equipment, accrued liabilities, and other liabilities within our Consolidated Balance Sheets.
ROU lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available on the commencement date in determining the present value of lease payments. ROU lease assets also include any lease payments made and exclude lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Variable costs such as our proportionate share of actual costs for utilities, common area maintenance, property taxes, and insurance are not included in the lease liability and are recognized in the period in which they are incurred.
For short-term leases (leases that have terms of twelve months or less upon commencement), lease payments are recognized on a straight-line basis and no ROU assets are recorded. For certain equipment leases, such as office equipment, we account for the lease and non-lease components as a single-lease component.
Supplemental balance sheet information related to leases consisted of the following (in thousands):

	December 31,
	2022	2021
Operating leases:
Lease right-of-use assets	$18,195	$20,173
Accrued liabilities	(3,631)	(3,226)
Operating lease liabilities	(16,146)	(18,551)
Finance leases:
Property and equipment, gross	$3,685	$4,408
Accumulated depreciation	(2,278)	(3,408)
Property and equipment, net	1,407	1,000
Accrued liabilities	(484)	(518)
Other liabilities	(1,211)	(905)

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
Components of lease expense consisted of the following (in thousands):

		Year Ended December 31,
	Income Statement Line Item	2022	2021	2020
Operating lease costs:
Operating lease cost	Cost of operations, exclusive of depreciation and amortization	$3,349	$3,074	$2,874
Operating lease cost	Selling, general, and administrative	1,490	1,524	1,566
Total operating lease costs		4,839	4,598	4,440
Finance lease costs:
Amortization of lease assets	Depreciation and amortization	376	443	410
Short-term lease costs:
Short-term lease cost	Cost of operations, exclusive of depreciation and amortization	165	374	308
Short-term lease cost	Selling, general, and administrative	10	30	38
Total short-term lease costs		175	404	346
Variable lease costs:
Variable lease cost	Cost of operations, exclusive of depreciation and amortization	129	141	263
Variable lease cost	Selling, general, and administrative	649	597	1,126
Total variable lease costs		778	738	1,389
Total lease costs		$6,168	$6,183	$6,585
The weighted-average remaining lease terms and weighted-average discount rates were as follows:

	Year Ended December 31,
	2022	2021	2020
Weighted-average remaining lease term:
Operating leases	6 years	7 years	8 years
Finance leases	4 years	3 years	3 years
Weighted-average discount rate:
Operating leases	4.9%	5.0%	5.0%
Finance leases	5.2%	3.9%	2.6%
Supplemental cash flow information related to leases consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(4,743)	$(4,463)	$(4,321)
Operating cash flows from finance leases	(124)	(129)	(509)
Financing cash flows from finance leases	(518)	(558)	(774)
ROU assets obtained in exchange for lease obligations:
Operating leases	$1,720	$730	$7,709
Finance leases	790	430	—

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
Maturities of lease liabilities as of December 31, 2022, consisted of the following (in thousands):

	Operating Leases	Finance Leases	Total
2023	$4,509	$564	$5,073
2024	3,797	524	4,321
2025	3,413	240	3,653
2026	3,110	240	3,350
2027	2,697	240	2,937
Thereafter	5,457	120	5,577
Total lease payments	22,983	1,928	24,911
Less: present-value discount	(3,206)	(233)	(3,439)
Present value of lease liabilities	$19,777	$1,695	$21,472
As of December 31, 2022, we have not entered into any additional leases that have not yet commenced that create significant rights and obligations.
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
Prior to the customer exercising its bargain purchase option, revenue and interest income related to the lease was recognized over the lease term. We recognized maintenance revenue within contract operations revenue and interest income within interest expense, net. Maintenance revenue recognized for the years ended December 31, 2021, and 2020, was $0.3 million and $1.3 million, respectively. Interest income recognized for the years ended December 31, 2021, and 2020, was $0.1 million and $0.4 million, respectively.
Accounting Standards Codification (“ASC”) Topic 842 Leases provides lessors with a practical expedient to not separate non-lease components from the associated lease components and, instead, to account for those components as a single component if the non-lease components otherwise would be accounted for under ASC Topic 606 Revenue from Contracts with Customers (“ASC Topic 606”) and certain conditions are met. Our contract operations services agreements meet these conditions, and we consider the predominant component to be the non-lease components, resulting in the ongoing recognition of revenue following ASC Topic 606 guidance.
(8)    Income Tax Expense (Benefit)
We are subject to the Texas Margin Tax, which applies a tax to our gross margin. We do not conduct business in any other state where a similar tax is applied. The Texas Margin Tax requires certain forms of legal entities, including limited partnerships, to pay a tax of 0.75% on its “margin,” as defined in the law, based on annual results. The tax base to which the tax is applied is the least of (i) 70% of total revenues for federal income tax purposes, (ii) total revenue less cost of goods sold, or (iii) total revenue less compensation for federal income tax purposes.
Components of our income tax expense are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current tax expense	$1,167	$916	$803
Deferred tax expense (benefit)	(151)	(42)	530
Total income tax expense	$1,016	$874	$1,333
Deferred income tax balances are the direct effect of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the taxes are actually paid or recovered.

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
The tax effects of temporary differences related to property and equipment, identifiable intangible assets, and goodwill that gives rise to deferred tax assets (liabilities), included net within other liabilities, are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Goodwill	$13	$15
Deferred tax liabilities:
Property and equipment	(4,240)	(4,389)
Identifiable intangible assets	(26)	(30)
Total deferred tax liabilities	(4,266)	(4,419)
Deferred tax liabilities, net	$(4,253)	$(4,404)
ASC Topic 740 Income Taxes (“ASC Topic 740”) provides guidance on measurement and recognition in accounting for income tax uncertainties and provides related guidance on derecognition, classification, disclosure, interest, and penalties. As of December 31, 2022, we had no material unrecognized tax benefits (as defined in ASC Topic 740). We do not expect to incur interest charges or penalties related to our tax positions, but if such charges or penalties are incurred, our policy is to account for interest charges and penalties as income tax expense within the Consolidated Statements of Operations. Our U.S. Federal income tax returns for years 2019 and 2020 currently are under examination by the Internal Revenue Service (“IRS”) and our Texas Margin Tax returns for report years 2018 through 2021 currently are under examination by the Texas Comptroller of Public Accounts.
The Bipartisan Budget Act of 2015 provides that any tax adjustments (including any applicable penalties and interest) resulting from partnership audits generally will be determined at the partnership level for tax years beginning after December 31, 2017. To the extent possible under these rules, our General Partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised information statement to each unitholder, and former unitholder, with respect to an audited and adjusted return. The Bipartisan Budget Act of 2015 allows a partnership to elect to apply these provisions to any return of the partnership filed for partnership taxable years beginning after the date of the enactment, November 2, 2015. We do not intend to elect to apply these provisions for any tax return filed for partnership taxable years beginning before January 1, 2018.
(9)    Long-term Debt
Our long-term debt, of which there is no current portion, consisted of the following (in thousands):

	December 31,
	2022	2021
Senior Notes 2026, aggregate principal	$725,000	$725,000
Senior Notes 2027, aggregate principal	750,000	750,000
Less: deferred financing costs, net of amortization	(14,307)	(18,108)
Total senior notes, net	1,460,693	1,456,892
Revolving credit facility	645,956	516,342
Total long-term debt, net	$2,106,649	$1,973,234
Revolving Credit Facility
The Credit Agreement matures on December 8, 2026, except that if any portion of the Senior Notes 2026 are outstanding on December 31, 2025, the Credit Agreement will mature on December 31, 2025.
The Credit Agreement has an aggregate commitment of $1.6 billion (subject to availability under our borrowing base), with a further potential increase of up to $200 million. The Partnership’s obligations under the Credit Agreement are guaranteed by the guarantors party to the Credit Agreement, which currently consists of all of the Partnership’s subsidiaries. In addition, the Partnership’s obligations under the Credit Agreement are secured by: (i) substantially all of the Partnership’s assets and substantially all of the assets of the guarantors party to the Credit Agreement, excluding real property and other customary exclusions; and (ii) all of the equity interests of the Partnership’s U.S. restricted subsidiaries (subject to customary exceptions).

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
Borrowings under the Credit Agreement bear interest at a per-annum interest rate equal to, at the Partnership’s option, either the Alternate Base Rate or SOFR plus the applicable margin. “Alternate Base Rate” means the greatest of (i) the prime rate, (ii) the applicable federal funds effective rate plus 0.50%, and (iii) one-month SOFR rate plus 1.00%. The applicable margin for borrowings varies (a) in the case of SOFR loans, from 2.00% to 2.75% per annum, and (b) in the case of Alternate Base Rate loans, from 1.00% to 1.75% per annum, and are determined based on a total-leverage-ratio pricing grid. In addition, the Borrower is required to pay commitment fees based on the daily unused amount of the Credit Agreement in an amount equal to 0.375% per annum. Amounts borrowed and repaid under the Credit Agreement may be re-borrowed, subject to borrowing base availability.
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
•a ratio of total secured indebtedness to EBITDA not greater than 3.00 to 1.00 or less than 0.00 to 1.00, determined as of the last day of each fiscal quarter, with EBITDA annualized for the most-recent fiscal quarter; and
•a maximum funded debt-to-EBITDA ratio, determined as of the last day of each fiscal quarter with EBITDA annualized for the most-recent fiscal quarter, of (i) 5.50 to 1.00 through the third quarter of 2023 and (ii) 5.25 to 1.00 thereafter. In addition, the Partnership may increase the applicable ratio by 0.25 for any fiscal quarter during which a Specified Acquisition (as defined in the Credit Agreement) occurs and for the following two fiscal quarters, but in no event shall the maximum ratio exceed 5.50 to 1.00 for any fiscal quarter as a result of such increase.
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
In connection with an amendment to our prior Credit Agreement, we incurred arrangement fees, consent fees, and other fees in the amount of $3.4 million during the year ended December 31, 2020. These fees were capitalized to loan costs and are amortized over the remaining term of the Credit Agreement.
As of December 31, 2022, we were in compliance with all of our covenants under the Credit Agreement.
As of December 31, 2022, we had outstanding borrowings under the Credit Agreement of $646.0 million, $954.0 million of availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $333.1 million. The borrowing base consists of eligible accounts receivable, inventory, and compression units. The largest component, representing 94% of the borrowing base as of December 31, 2022, was eligible compression units. Eligible compression units

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
consist of compressor packages that are under service contracts, leased or rented, and carried in the financial statements as fixed assets.
Our weighted-average interest rate in effect for all borrowings under the Credit Agreement for the year ended December 31, 2022, was 4.48%, and our weighted-average interest rate under the Credit Agreement as of December 31, 2022, was 6.84%. There were no letters of credit issued under the Credit Agreement as of December 31, 2022. We pay a commitment fee of 0.375% on the unused portion of the aggregate commitment.
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
If we experience a change of control followed by a ratings decline, unless we have previously exercised, or concurrently exercise, our right to redeem the Senior Notes 2027 (as described above), we may be required to offer to repurchase the Senior Notes 2027 at a purchase price equal to 101% of the principal amount repurchased, plus accrued and unpaid interest, if any, to the repurchase date.
The indenture governing the Senior Notes 2027 (the “2027 Indenture”) contains certain financial ratios that we must comply with in order to make certain restricted payments as described in the 2027 Indenture. As of December 31, 2022, we were in compliance with such financial covenants under the 2027 Indenture.
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

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
We may redeem all or a part of the Senior Notes 2026 at redemption prices (expressed as percentages of the principal amount) set forth below, plus accrued and unpaid interest, if any, to the applicable redemption date, if redeemed during the twelve-month period beginning on April 1 of the years indicated below:

Year	Percentages
2022	103.438%
2023	101.719%
2024 and thereafter	100.000%
If we experience a change of control followed by a ratings decline, unless we have previously exercised, or concurrently exercise, our right to redeem the Senior Notes 2026 (as described above), we may be required to offer to repurchase the Senior Notes 2026 at a purchase price equal to 101% of the principal amount repurchased, plus accrued and unpaid interest, if any, to the repurchase date.
The indenture governing the Senior Notes 2026 (the “2026 Indenture”) contains certain financial ratios that we must comply with in order to make certain restricted payments as described in the 2026 Indenture. As of December 31, 2022, we were in compliance with such financial covenants under the 2026 Indenture.
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
We have no assets or operations independent of our subsidiaries, and there are no significant restrictions on our ability to obtain funds from our subsidiaries by dividend or loan. Each of the Guarantors is 100% owned by us. None of the assets of our subsidiaries represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act of 1933, as amended.
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
Maturities of long-term debt for each of the five succeeding years are as follows (in thousands):

Year Ending December 31,
2023	$—
2024	—
2025	—
2026 (1)	1,370,956
2027	750,000
________________________
(1)    The Credit Agreement matures on December 8, 2026, except that if any portion of the 6.875% Senior Notes 2026 are outstanding on December 31, 2025, the Credit Agreement will mature on December 31, 2025.

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
(10)    Preferred Units
Preferred Unit and Warrant Private Placement
On April 2, 2018, we completed a private placement of $500 million in the aggregate of (i) newly authorized and established Preferred Units and (ii) warrants to purchase common units (the “Warrants”) with certain investment funds managed, or advised, by EIG Global Energy Partners. We issued 500,000 Preferred Units with a face value of $1,000 per Preferred Unit and issued two tranches of Warrants to the holders of the Preferred Units, refer to Note 11 for further information on the Warrants.
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
As of December 31, 2022, and 2021, 500,000 Preferred Units were issued and outstanding.
We have declared and paid per-unit quarterly cash distributions to the holders of the Preferred Units of record as follows:

Payment date	Distribution per Preferred Unit
February 7, 2020	$24.375
May 8, 2020	24.375
August 10, 2020	24.375
November 6, 2020	24.375
Total 2020 distributions	$97.50

February 5, 2021	$24.375
May 7, 2021	24.375
August 6, 2021	24.375
November 5, 2021	24.375
Total 2021 distributions	$97.50

February 4, 2022	$24.375
May 6, 2022	24.375
August 5, 2022	24.375
November 4, 2022	24.375
Total 2022 distributions	$97.50
Announced Quarterly Distribution
On January 12, 2023, we declared a cash distribution of $24.375 per unit on our Preferred Units. The distribution was paid on February 3, 2023, to the holders of the Preferred Units of record as of the close of business on January 23, 2023.
Redemption and Conversion Features
The Preferred Units are convertible, at the option of the holder, into common units in accordance with the terms of our Second Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) as follows: one third on or after April 2, 2021, two thirds on or after April 2, 2022, and 100% on or after April 2, 2023. The conversion rate for the Preferred Units is the quotient of (i) the sum of (a) $1,000, plus (b) any unpaid cash distributions on the applicable Preferred Unit, divided by (ii) $20.0115 for each Preferred Unit.
As of December 31, 2022, 333,333 Preferred Units are convertible, at the option of the holder, into a maximum number of 16,657,088 common units. As of April 2, 2023, all of the Preferred Units will be convertible, at the option of the holder, into a maximum number of 24,985,633 common units.

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
The holders of the Preferred Units are entitled to vote on an as-converted basis with the common unitholders and (as proportionately adjusted for unit splits, unit distributions and similar transactions) will have certain other class voting rights with respect to any amendment to the Partnership Agreement that would adversely affect any rights, preferences, or privileges of the Preferred Units. In addition, upon certain events involving a change of control, the holders of the Preferred Units may elect, among other potential elections, to convert their Preferred Units to common units at the then change of control conversion rate.
On or after April 2, 2023, we have the option to redeem all or any portion of the Preferred Units then outstanding, subject to certain minimum redemption threshold amounts, for a redemption price set forth in the Partnership Agreement. On or after April 2, 2028, each holder of the Preferred Units will have the right to require us to redeem all or a portion of their Preferred Units, subject to certain minimum redemption threshold amounts, for a redemption price set forth in the Partnership Agreement, which we may elect to pay up to 50% in common units, subject to certain additional limits. The Preferred Units are presented as temporary equity within the mezzanine section of the Consolidated Balance Sheets because the redemption provisions on or after April 2, 2028 are outside the Partnership’s control.
The Preferred Units were recorded at their issuance date fair value, net of issuance cost.  Net income allocations increase the carrying value and declared distributions decrease the carrying value of the Preferred Units. As the Preferred Units are not currently redeemable, and it is not probable that they will become redeemable, adjustment to the initial carrying value is not necessary and would only be required if it becomes probable that the Preferred Units would become redeemable.
Changes in the Preferred Units’ balance are summarized below (in thousands):

Preferred Units
Balance at December 31, 2019	$477,309
Net income allocated to Preferred Units	48,750
Cash distributions on Preferred Units	(48,750)
Balance at December 31, 2020	477,309
Net income allocated to Preferred Units	48,750
Cash distributions on Preferred Units	(48,750)
Balance at December 31, 2021	477,309
Net income allocated to Preferred Units	48,750
Cash distributions on Preferred Units	(48,750)
Balance at December 31, 2022	$477,309
Refer to Note 13 for information about the rights EIG Veteran Equity Aggregator, L.P. (along with its affiliated funds, “EIG”) has to designate one of the members of the board of directors of the General Partner (the “Board”).

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
(11)    Partners’ Capital (Deficit)
Common Units
The change in common units outstanding were as follows:

Common Units Outstanding
Number of common units outstanding, December 31, 2019	96,631,976
Vesting of phantom units	141,652
Issuance of common units under the DRIP	188,695
Number of common units outstanding, December 31, 2020	96,962,323
Vesting of phantom units	263,985
Issuance of common units under the DRIP	118,399
Number of common units outstanding, December 31, 2021	97,344,707
Vesting of phantom units	224,386
Issuance of common units under the DRIP	124,255
Exercise and conversion of warrants into common units	534,308
Number of common units outstanding, December 31, 2022	98,227,656
As of December 31, 2022, Energy Transfer held 46,056,228 common units, including 8,000,000 common units held by the General Partner and controlled by Energy Transfer.
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
•right to electronic access of an annual report, containing audited financial statements and a report on those financial statements by our independent public accountants, within 90 days after the close of the fiscal year end; and
•right to receive information reasonably required for tax reporting purposes within 90 days after the close of the calendar year.

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
Cash Distributions
We have declared and paid per-unit quarterly distributions to our limited partner unitholders of record, including holders of our common and phantom units, as follows (dollars in millions, except distribution per unit):

Payment Date	Distribution per Limited Partner Unit	Amount Paid to Common Unitholders	Amount Paid to Phantom Unitholders	Total Distribution
February 7, 2020	$0.525	$50.7	$0.9	$51.6
May 8, 2020	0.525	50.8	0.9	51.7
August 10, 2020	0.525	50.9	0.8	51.7
November 6, 2020	0.525	50.9	0.7	51.6
Total 2020 distributions	$2.10	$203.3	$3.3	$206.6

February 5, 2021	$0.525	$50.9	$1.1	$52.0
May 7, 2021	0.525	50.9	1.1	52.0
August 6, 2021	0.525	51.0	1.1	52.1
November 5, 2021	0.525	51.0	1.0	52.0
Total 2021 distributions	$2.10	$203.8	$4.3	$208.1

February 4, 2022	$0.525	$51.1	$1.2	$52.3
May 6, 2022	0.525	51.1	1.2	52.3
August 5, 2022	0.525	51.4	1.1	52.5
November 4, 2022	0.525	51.5	1.0	52.5
Total 2022 distributions	$2.10	$205.1	$4.5	$209.6
Announced Quarterly Distribution
On January 12, 2023, we announced a cash distribution of $0.525 per unit on our common units. The distribution was paid on February 3, 2023, to unitholders of record as of the close of business on January 23, 2023.
DRIP
During the years ended December 31, 2022, 2021, and 2020, distributions of $2.1 million, $1.8 million, and $1.9 million, respectively, were reinvested under the DRIP resulting in the issuance of 124,255, 118,399, and 188,695 common units, respectively.
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
As of December 31, 2022, the tranche of Warrants with the right to purchase 10,000,000 common units with a strike price of $19.59 per common unit was outstanding and may be exercised by the holders at any time prior to April 2, 2028.
The Warrants are presented within the equity section of the Consolidated Balance Sheets in accordance with GAAP as they are indexed to the Partnership’s common units, and require physical settlement or net settlement in the Partnership’s common units. The Warrants were valued at issuance using the Black-Scholes-Merton model.

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
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
For the years ended December 31, 2022, 2021, and 2020, approximately 980,000, 829,000, and 634,000 incremental unvested phantom units, respectively, were excluded from the calculation of diluted loss per unit because the impact was anti-dilutive. For the year ended December 31, 2022, approximately 42,000 incremental “in the money” outstanding Warrants were excluded from the calculation of diluted loss per unit because the impact was anti-dilutive. For the years ended December 31, 2021 and 2020, our outstanding Warrants were not included in the computation as they were not considered “in the money” for either period.
(12)    Revenue Recognition
Disaggregation of Revenue
The following table disaggregates our revenue by type of service (in thousands):

	Year Ended December 31,
	2022	2021	2020
Contract operations revenue	$688,857	$621,449	$656,616
Retail parts and services revenue	15,741	11,196	11,067
Total revenues	$704,598	$632,645	$667,683
The following table disaggregates our revenue by timing of provision of services or transfer of goods (in thousands):

	Year Ended December 31,
	2022	2021	2020
Services provided over time:
Primary term	$489,091	$419,307	$458,479
Month-to-month	199,766	202,142	198,137
Total services provided over time	688,857	621,449	656,616
Services provided or goods transferred at a point in time	15,741	11,196	11,067
Total revenues	$704,598	$632,645	$667,683
Contract operations revenue
Revenue from contracted compression, station, gas treating, and maintenance services is recognized ratably as services are provided to our customers under our fixed-fee contracts over the term of the contract. Initial contract terms typically range from six months to five years. However, we usually continue to provide compression services at a specific location beyond the initial contract term, either through contract renewal or on a month-to-month or longer basis. We primarily enter into fixed-fee contracts whereby our customers are required to pay our monthly fee even during periods of limited or disrupted throughput. Services generally are billed monthly, one month in advance of the commencement of the service month, except for certain customers who are billed at the beginning of the service month, and payment generally is due 30 days after receipt of our invoice. Amounts invoiced in advance are recorded as deferred revenue until earned, at which time they are recognized as revenue. The amount of consideration we receive and revenue we recognize is based on the fixed-fee rate stated in each service contract.

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
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
The majority of our service performance obligations are satisfied over time as services are rendered at selected customer locations on a monthly basis and based on specific performance criteria identified in the applicable contract. The monthly service for each location is substantially the same service month-to-month and is promised consecutively over the service contract term. We measure progress and performance of the service consistently using a straight-line, time-based method as each month passes, because our performance obligations are satisfied evenly over the contract term as the customer simultaneously receives and consumes the benefits provided by our service. If variable consideration exists, it is allocated to the distinct monthly service within the series to which such variable consideration relates.  We have elected to apply the invoicing practical expedient to recognize revenue for such variable consideration, as the invoice corresponds directly to the value transferred to the customer based on our performance completed to date.
There are typically no material obligations for returns or refunds. Our standard contracts do not usually include material non-cash consideration.
Retail parts and services revenue
Retail parts and services revenue primarily is earned on directly reimbursable freight and crane charges that are the financial responsibility of the customers and maintenance work on units at customer locations that are outside the scope of core maintenance activities. Revenue from retail parts and services is recognized at the point-in-time the part is transferred or service is provided and control is transferred to the customer. At such time, the customer has the ability to direct the use of the benefits of such part or service after we have performed our services. We bill upon completion of the service or transfer of the parts, and payment generally is due 30 days after receipt of our invoice. The amount of consideration we receive and revenue we recognize is based on the invoice amount.  There are typically no material obligations for returns, refunds, or warranties. Our standard contracts do not usually include material variable or non-cash consideration.
Deferred Revenue
We record deferred revenue when cash payments are received or due in advance of our performance. Components of deferred revenue were as follows (in thousands):

		December 31,
	Balance sheet location	2022	2021
Current (1)	Deferred revenue	$62,345	$51,216
Noncurrent	Other liabilities	2,789	4,823
Total		$65,134	$56,039
________________________
(1)We recognized $49.2 million of revenue during the year ended December 31, 2022, related to our deferred revenue balance as of December 31, 2021.
Performance Obligations
As of December 31, 2022, the aggregate amount of transaction price allocated to unsatisfied performance obligations related to our contract operations revenue is $606.6 million. We expect to recognize these remaining performance obligations as follows (in thousands):

	2023	2024	2025	2026	Thereafter	Total
Remaining performance obligations	$357,797	$132,450	$57,265	$40,522	$18,572	$606,606
(13) Transactions with Related Parties
We provide compression services to entities affiliated with Energy Transfer, which as of December 31, 2022, owned approximately 47% of our limited partner interests and 100% of the General Partner.

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
Revenue recognized from those entities affiliated with Energy Transfer on our Consolidated Statement of Operations were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Related-party revenues	$15,655	$11,967	$12,372
We had approximately $52,000 and $18,000 within related-party receivables on our Consolidated Balance Sheets as of December 31, 2022, and 2021, respectively, from these entities affiliated with Energy Transfer. Additionally, the Partnership had a $44.9 million related-party receivable from Energy Transfer as of December 31, 2021, related to indemnification for sales tax contingencies. See Note 16 for more information related to these sales tax contingencies.
Pursuant to the Board Representation Agreement entered into by us, the General Partner, Energy Transfer, and EIG, in connection with our private placement of Preferred Units and Warrants to EIG, EIG Management Company, LLC has the right to designate one of the members of the Board for so long as the holders of the Preferred Units hold more than 5% of the Partnership’s outstanding common units in the aggregate (taking into account the common units issuable upon conversion of the Preferred Units and exercise of the Warrants).
(14)    Unit-Based Compensation
Long-Term Incentive Plan
In January 2013, the Board adopted the USA Compression Partners, LP 2013 Long-Term Incentive Plan (as amended, the “LTIP”), which is available for certain employees, consultants, and directors of the General Partner and any of its affiliates who perform services for us. The LTIP provides for awards of unit options, unit appreciation rights, restricted units, phantom units, DERs, unit awards, profits interest units, and other unit-based awards. Under the LTIP, the maximum number of common units available for issuance is 10,000,000 and the term of the LTIP is until November 1, 2028. Awards that are forfeited, canceled, paid, or otherwise terminate or expire without the actual delivery of common units will be available for delivery pursuant to other awards. The LTIP is administered by the Board or a committee thereof.
The General Partner’s executive officers, certain of its employees, and certain of its independent directors were granted these awards to incentivize them to help drive our future success and to share in the economic benefits of that success. All employees with phantom units have the option to have a portion of their award settled in cash and a portion settled in common units upon vesting, unless otherwise approved by the Board or a committee thereof. The amount that can be settled in cash is in excess of the employee’s minimum statutory tax-withholding rate. ASC Topic 718 Compensation – Stock Compensation requires the entire amount of an award with such features to be accounted for as a liability. Under the liability method of accounting for unit-based compensation, we re-measure the fair value of the award at each financial statement date until the award vests or is forfeited. The fair value is measured using the market price of the Partnership’s common units. During the requisite service period (the vesting period of the awards), compensation cost is recognized using the proportionate amount of the award’s fair value that has been earned through service to date. Phantom units granted to independent directors do not have a cash settlement option and as such, we account for these awards as equity. Each phantom unit is granted in tandem with a corresponding DER, which entitles the recipient to receive an amount in cash on a quarterly basis equal to the product of (i) the number of the recipient’s outstanding, unvested phantom units on the record date for such quarter and (ii) the quarterly distribution declared by the Board for such quarter with respect to the Partnership’s common units.
During the years ended December 31, 2022, 2021, and 2020, an aggregate of 603,365, 638,903, and 741,963, respectively, phantom units (including the corresponding DERs) were granted under the LTIP to the General Partner’s executive officers, certain of its employees, and independent directors. The phantom units (including the corresponding DERs) awarded are subject to restrictions on transferability, customary forfeiture provisions, and time vesting provisions. Phantom unit awards granted after July 30, 2018 vest incrementally, with 60% of the phantom units vesting on December 5 of the third year following the grant and the remaining 40% vesting on December 5 of the fifth year following the grant. Phantom unit awards that were granted to employees of USAC Management prior to July 30, 2018 vested evenly over a three-year service period.
Phantom units granted on or after July 30, 2018, vest in full upon a change in control. Award recipients do not have all the rights of a unitholder in the Partnership with respect to the phantom units until the units have vested.
As of December 31, 2022, and 2021, our total unit-based compensation liability was $17.7 million and $13.3 million, respectively. During the years ended December 31, 2022, 2021, and 2020, we recognized $15.9 million, $15.5 million, and $8.4 million of compensation expense associated with these awards, respectively, recorded in selling, general, and

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
administrative expense. During the years ended December 31, 2022, 2021, and 2020, amounts paid related to the cash settlement of vested awards under the LTIP were $3.0 million, $3.2 million, and $1.1 million, respectively.
The total fair value and intrinsic value of the phantom units vested under the LTIP was $4.1 million, $4.0 million, and $1.7 million for the years ended December 31, 2022, 2021, and 2020, respectively.
The following table summarizes information regarding phantom unit awards for the periods presented:

	Number of Units	Weighted-Average Grant Date Fair Value per Unit
Phantom units outstanding at December 31, 2019	1,801,984	$15.09
Granted	741,963	12.55
Vested	(223,658)	17.27
Forfeited	(182,332)	15.36
Phantom units outstanding at December 31, 2020	2,137,957	$14.88
Granted	638,903	14.92
Vested	(475,831)	15.13
Forfeited	(71,261)	14.50
Phantom units outstanding at December 31, 2021	2,229,768	$13.57
Granted	603,365	18.31
Vested	(386,916)	15.89
Forfeited	(292,202)	14.10
Phantom units outstanding at December 31, 2022	2,154,015	$14.21
The unrecognized compensation cost associated with phantom unit awards was an aggregate $24.1 million as of December 31, 2022. We expect to recognize the unrecognized compensation cost for these awards on a weighted-average basis over a period of approximately 2.6 years.
(15)    Employee Benefit Plans
A 401(k) plan is available to all of our employees. The plan permits employees to contribute up to 20% of their salary, up to the statutory limits, which was $20,500 for 2022. The plan provides for discretionary matching contributions by us on an annual basis. Aggregate matching contributions made to employees’ 401(k) plans were $3.2 million, $3.5 million, and $3.4 million for the years ended December 31, 2022, 2021, and 2020, respectively.
(16)    Commitments and Contingencies
(a)Major Customers
We did not have revenue from any single customer representing 10% or more of total revenues for the years ended December 31, 2022, 2021, or 2020.
As of December 31, 2022, one customer accounted for 13% of our trade accounts receivable, net balance. As of December 31, 2021, one customer accounted for 14% of our trade accounts receivable, net balance.
(b)Litigation
From time to time, we and our subsidiaries may be involved in various claims and litigation arising in the ordinary course of business. In management’s opinion, the resolution of such matters is not expected to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
(c)Equipment Purchase Commitments
Our future capital commitments are comprised of binding commitments under purchase orders for new compression units ordered but not received. The commitments as of December 31, 2022, were $159.3 million, all of which is expected to be settled within the next twelve months.

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
We currently are protesting certain assessments made by the Oklahoma Tax Commission (“OTC”). We believe it is reasonably possible that we could incur losses related to this assessment depending on whether the administrative law judge assigned by the OTC accepts our position that the transactions are not taxable and we ultimately lose any and all subsequent legal challenges to such determination. We estimate that the range of losses we could incur is from $0 to approximately $21.8 million, including penalties and interest.
As of December 31, 2021, we had recorded a $44.9 million accrued liability and $44.9 million related-party receivable from Energy Transfer related to open audits with the Office of the Texas Comptroller of Public Accounts (the “Comptroller”), wherein the Comptroller had challenged the applicability of the manufacturing exemption. During August 2022, a Compromise and Settlement Agreement (“Agreement”) was entered into with the Comptroller for the period January 1, 2008, through March 31, 2018, related to such open audits. Pursuant to an indemnification agreement between us and Energy Transfer, Energy Transfer paid all amounts due under the Agreement in full. As a result, the $44.9 million accrued liability and $44.9 million related-party receivable from Energy Transfer was reduced to zero as of December 31, 2022.
(e)Environmental
The Partnership’s operations are subject to federal, state, and local laws, rules, and regulations regarding water quality, hazardous and solid waste management, air quality control, and other environmental matters. These laws, rules, and regulations require the Partnership to conduct its operations in a specified manner and to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections, and other approvals. Failure to comply with applicable environmental laws, rules, and regulations may expose the Partnership to significant fines, penalties, and/or interruptions in operations. The Partnership’s environmental policies and procedures are designed to achieve compliance with such applicable laws, rules, and regulations. These evolving laws, rules, and regulations, and claims for damages to property, employees, other persons, and the environment resulting from current or past operations may result in significant expenditures and liabilities in the future.