Form 10-Q
period 2023-03-31
USA Compression Partners, LP
filed 2023-05-02
CIK 1522727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of April 27, 2023, there were 98,257,639 common units outstanding.

i

GLOSSARY
The abbreviations, acronyms and industry terminology used in this Quarterly Report on Form 10-Q are defined as follows:

Credit Agreement	Seventh Amended and Restated Credit Agreement, dated as of December 8, 2021, by and among USA Compression Partners, LP, as borrower, the guarantors party thereto from time to time, the lenders party thereto from time to time, as may be amended from time to time, and any predecessor thereto if the context so dictates
CPI	Consumer Price Index for all Urban Consumers
DERs	distribution equivalent rights
DRIP	distribution reinvestment plan
Energy Transfer	Energy Transfer LP
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	generally accepted accounting principles of the United States of America
Preferred Units	Series A Preferred Units representing limited partner interests in USA Compression Partners, LP
SEC	United States Securities and Exchange Commission
Senior Notes 2026	$725.0 million aggregate principal amount of senior notes due on April 1, 2026
Senior Notes 2027	$750.0 million aggregate principal amount of senior notes due on September 1, 2027
SOFR	Secured Overnight Financing Rate
U.S.	United States of America

ii

PART I.  FINANCIAL INFORMATION
ITEM 1.    Financial Statements
USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$6	$35
Accounts receivable, net of allowances for credit losses of $1,246 and $1,164, respectively	80,208	83,822
Related-party receivables	246	52
Inventories	96,346	93,754
Prepaid expenses and other assets	9,134	8,784
Total current assets	185,940	186,447
Property and equipment, net	2,174,487	2,172,924
Lease right-of-use assets	17,640	18,195
Identifiable intangible assets, net	267,687	275,032
Other assets	12,120	13,126
Total assets	$2,657,874	$2,665,724
Liabilities, Preferred Units, and Partners’ Deficit
Current liabilities:
Accounts payable	$39,444	$35,303
Accrued liabilities	54,896	76,016
Deferred revenue	61,628	62,345
Total current liabilities	155,968	173,664
Long-term debt, net	2,170,421	2,106,649
Operating lease liabilities	15,510	16,146
Other liabilities	7,127	8,255
Total liabilities	2,349,026	2,304,714
Commitments and contingencies
Preferred Units	477,309	477,309
Partners’ deficit:
Common units, 98,258 and 98,228 units issued and outstanding, respectively	(177,273)	(125,111)
Warrants	8,812	8,812
Total partners’ deficit	(168,461)	(116,299)
Total liabilities, Preferred Units, and partners’ deficit	$2,657,874	$2,665,724
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per unit amounts)

	Three Months Ended March 31,
	2023	2022
Revenues:
Contract operations	$188,539	$157,668
Parts and service	3,878	1,926
Related party	4,707	3,818
Total revenues	197,124	163,412
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	66,665	53,732
Depreciation and amortization	59,486	59,064
Selling, general, and administrative	19,101	15,265
Gain on disposition of assets	(376)	(179)
Impairment of compression equipment	1,191	432
Total costs and expenses	146,067	128,314
Operating income	51,057	35,098
Other income (expense):
Interest expense, net	(39,790)	(31,838)
Other	24	20
Total other expense	(39,766)	(31,818)
Net income before income tax expense	11,291	3,280
Income tax expense	350	26
Net income	10,941	3,254
Less: distributions on Preferred Units	(12,187)	(12,187)
Net loss attributable to common unitholders’ interests	$(1,246)	$(8,933)

Weighted-average common units outstanding – basic and diluted	98,247	97,365

Basic and diluted net loss per common unit	$(0.01)	$(0.09)

Distributions declared per common unit for respective periods	$0.525	$0.525
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Changes in Partners’ Capital (Deficit)
(in thousands, except per unit amounts)

	For the Three Months Ended March 31, 2023
	Common units	Warrants	Total
Partners’ capital (deficit) ending balance, December 31, 2022	$(125,111)	$8,812	$(116,299)
Distributions and DERs, $0.525 per unit	(51,602)	—	(51,602)
Issuance of common units under the DRIP	617	—	617
Unit-based compensation for equity classified awards	69	—	69
Net loss attributable to common unitholders’ interests	(1,246)	—	(1,246)
Partners’ capital (deficit) ending balance, March 31, 2023	$(177,273)	$8,812	$(168,461)

	For the Three Months Ended March 31, 2022
	Common units	Warrants	Total
Partners’ capital ending balance, December 31, 2021	$87,129	$13,979	$101,108
Distributions and DERs, $0.525 per unit	(51,137)	—	(51,137)
Issuance of common units under the DRIP	516	—	516
Unit-based compensation for equity classified awards	64	—	64
Net loss attributable to common unitholders’ interests	(8,933)	—	(8,933)
Partners’ capital ending balance, March 31, 2022	$27,639	$13,979	$41,618
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$10,941	$3,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,486	59,064
Provision for expected credit losses	—	(500)
Amortization of debt issuance costs	1,822	1,822
Unit-based compensation expense	6,779	3,710
Deferred income tax benefit	(15)	(204)
Gain on disposition of assets	(376)	(179)
Impairment of compression equipment	1,191	432
Changes in assets and liabilities:
Accounts receivable and related-party receivables, net	3,420	(1,138)
Inventories	(13,328)	(5,161)
Prepaid expenses and other current assets	(350)	(919)
Other assets	1,177	869
Accounts payable	454	(2,202)
Accrued liabilities and deferred revenue	(28,863)	(23,794)
Net cash provided by operating activities	42,338	35,054
Cash flows from investing activities:
Capital expenditures, net	(41,397)	(20,230)
Proceeds from disposition of property and equipment	536	467
Proceeds from insurance recovery	—	49
Net cash used in investing activities	(40,861)	(19,714)
Cash flows from financing activities:
Proceeds from revolving credit facility	266,470	214,978
Payments on revolving credit facility	(203,338)	(165,785)
Cash distributions on common units	(52,093)	(51,767)
Cash distributions on Preferred Units	(12,187)	(12,187)
Deferred financing costs	(251)	(423)
Other	(107)	(141)
Net cash used in financing activities	(1,506)	(15,325)
Increase (decrease) in cash and cash equivalents	(29)	15
Cash and cash equivalents, beginning of period	35	—
Cash and cash equivalents, end of period	$6	$15

Supplemental cash flow information:
Cash paid for interest, net of capitalized amounts	$63,167	$54,712
Supplemental non-cash transactions:
Non-cash distributions to certain common unitholders (DRIP)	$617	$516
Transfers from inventories to property and equipment, net	$10,636	$1,118
Changes in capital expenditures included in accounts payable and accrued liabilities	$2,922	$1,874
Changes in financing costs included in accounts payable and accrued liabilities	$134	$(146)
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
We are a Delaware limited partnership. Through our operating subsidiaries, we provide natural gas compression services to customers under fixed-term contracts in the natural gas and crude oil industries, using compression packages that we design, engineer, own, operate, and maintain. We also own and operate a fleet of equipment used to provide natural gas treating services, such as carbon dioxide and hydrogen sulfide removal, cooling, and dehydration. We provide compression services in shale plays throughout the U.S., including the Utica, Marcellus, Permian Basin, Delaware Basin, Eagle Ford, Mississippi Lime, Granite Wash, Woodford, Barnett, Haynesville, Niobrara, and Fayetteville shales.
USA Compression GP, LLC, a Delaware limited liability company, serves as our general partner and is referred to herein as the “General Partner.” The General Partner is wholly owned by Energy Transfer.
The accompanying unaudited condensed consolidated financial statements include the accounts of the Partnership and its subsidiaries, all of which are wholly owned by us.
(2) Basis of Presentation and Significant Accounting Policies
Basis of Presentation
Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and pursuant to SEC rules and regulations.
In the opinion of our management, financial information presented herein reflects all normal recurring adjustments necessary for the fair presentation of these interim unaudited condensed consolidated financial statements in accordance with GAAP. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with SEC rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2022, filed on February 14, 2023 (our “2022 Annual Report”).
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
Allowance for Credit Losses
We evaluate allowance for credit losses with reference to our trade accounts receivable balances, which are measured at amortized cost. Due to the short-term nature of our trade accounts receivable, we consider the amortized cost of trade accounts receivable to equal the receivable’s carrying amounts, excluding the allowance for credit losses.

Our determination of the allowance for credit losses requires us to make estimates and judgments regarding our customers’ ability to pay amounts due. We continuously evaluate the financial strength of our customers and the overall business climate in which our customers operate, and make adjustments to the allowance for credit losses as necessary. We evaluate the financial strength of our customers by reviewing the aging of their receivables owed to us, our collection experiences with the customer, correspondence, financial information, and third-party credit ratings. We evaluate the business climate in which our customers operate by reviewing various publicly available materials regarding our customers’ industry, including the solvency of various companies in the industry.
Inventories
Inventories consist of serialized and non-serialized parts primarily used on compression units. All inventories are stated at the lower of cost or net realizable value. Serialized parts inventories are determined using the specific-identification cost method, while non-serialized parts inventories are determined using the weighted-average cost method. Purchases of inventories are considered operating activities within the unaudited condensed consolidated statements of cash flows.
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
When property and equipment is retired or sold, the associated carrying value and the related accumulated depreciation are removed from our accounts and any related gains or losses are recorded within the unaudited condensed consolidated statements of operations within the period of sale or disposition.
Capitalized interest is calculated by multiplying our monthly effective interest rate on outstanding variable-rate indebtedness by the amount of qualifying costs, which include upfront payments to acquire certain compression units. Capitalized interest was $0.3 million and $0.1 million for the three months ended March 31, 2023, and 2022, respectively.
Impairment of Long-Lived Assets
The carrying value of long-lived assets that are not expected to be recovered from future cash flows are written down to estimated fair value. We test long-lived assets for impairment when events or circumstances indicate that a long-lived asset’s carrying value may not be recoverable or will no longer be utilized within the operating fleet. The most common circumstance requiring compression units to be evaluated for impairment involves idle units that do not meet the desired performance characteristics of our revenue-generating horsepower.
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
Refer to Note 5 for more detailed information about impairment charges during the three months ended March 31, 2023, and 2022.
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

Income Taxes
USA Compression Partners, LP is organized as a partnership for U.S. federal and state income tax purposes. As a result, our partners are responsible for U.S. federal and state income taxes on their distributive share of our items of income, gain, loss, or deduction. Texas also imposes an entity-level income tax on partnerships that is based on Texas-sourced taxable margin (the “Texas Margin Tax”). Texas Margin Tax impacts are included within our unaudited condensed consolidated financial statements. Our wholly owned finance subsidiary, USA Compression Finance Corp. (“Finance Corp”), is a corporation for U.S. federal and state income tax purposes and any resulting tax impacts attributable to Finance Corp are included within our unaudited condensed consolidated financial statements.
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
As of March 31, 2023, and December 31, 2022, our financial instruments primarily consisted of cash and cash equivalents, trade accounts receivable, trade accounts payable, and long-term debt. The book values of cash and cash equivalents, trade accounts receivable, and trade accounts payable are representative of fair value due to their short-term maturities. Our revolving credit facility applies floating interest rates to amounts drawn under the facility; therefore, the carrying amount of our revolving credit facility approximates its fair value.
The fair value of our Senior Notes 2026 and Senior Notes 2027 were estimated using quoted prices in inactive markets and are considered Level 2 measurements.
The following table summarizes the aggregate principal amount and fair value of our Senior Notes 2026 and Senior Notes 2027 (in thousands):

	March 31, 2023	December 31, 2022
Senior Notes 2026, aggregate principal	$725,000	$725,000
Fair value of Senior Notes 2026	706,875	706,875
Senior Notes 2027, aggregate principal	750,000	750,000
Fair value of Senior Notes 2027	714,375	725,625
Operating Segment
We operate in a single business segment, the compression services business.
(3) Trade Accounts Receivable
The allowance for credit losses, which was $1.2 million at both March 31, 2023, and December 31, 2022, represents our best estimate of the amount of probable credit losses included within our existing accounts receivable balance.
For the three months ended March 31, 2022, we recognized a reversal of $0.5 million to our provision for expected credit losses. Favorable market conditions for customers, attributable to sustained increases in commodity prices, was the primary factor supporting the recorded decrease to the allowance for credit losses for the three months ended March 31, 2022.

(4)  Inventories
Components of inventories are as follows (in thousands):

	March 31, 2023	December 31, 2022
Serialized parts	$47,461	$46,923
Non-serialized parts	48,885	46,831
Total inventories	$96,346	$93,754
(5)  Property and Equipment and Identifiable Intangible Assets
Property and Equipment
Property and equipment consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Compression and treating equipment	$3,703,658	$3,658,000
Computer equipment	30,980	34,941
Automobiles and vehicles	37,618	34,947
Leasehold improvements	8,997	8,997
Buildings	3,464	3,464
Furniture and fixtures	797	795
Land	77	77
Total property and equipment, gross	3,785,591	3,741,221
Less: accumulated depreciation and amortization	(1,611,104)	(1,568,297)
Total property and equipment, net	$2,174,487	$2,172,924
Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Compression and treating equipment, acquired new	25 years
Compression and treating equipment, acquired used	5 - 25 years
Furniture and fixtures	3 - 10 years
Vehicles and computer equipment	1 - 10 years
Buildings	5 years
Leasehold improvements	5 years
Depreciation expense on property and equipment and gain on disposition of assets were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Depreciation expense	$52,141	$51,720
Gain on disposition of assets	376	179
On a quarterly basis, we evaluate the future deployment of our idle fleet assets under current market conditions. For the three months ended March 31, 2023, and 2022, we retired six and ten compression units, respectively, representing approximately 8,700 and 1,400 of aggregate horsepower, respectively, that previously were used to provide compression services in our business. As a result, we recorded an impairment of compression equipment of $1.2 million and $0.4 million for the three months ended March 31, 2023, and 2022, respectively.
The primary circumstances supporting these impairments were: (i) unmarketability of certain compression units into the foreseeable future, (ii) excessive maintenance costs associated with certain fleet assets, and (iii) prohibitive retrofitting costs that likely would prevent certain compression units from securing customer acceptance. These compression units were written down to their estimated salvage values, if any.

Identifiable Intangible Assets
Identifiable intangible assets, net consisted of the following (in thousands):

	Customer Relationships	Trade Names	Total
Net balance as of December 31, 2022	$250,744	$24,288	$275,032
Amortization expense	(6,526)	(819)	(7,345)
Net balance as of March 31, 2023	$244,218	$23,469	$267,687
Accumulated amortization of intangible assets was $283.0 million and $275.6 million as of March 31, 2023, and December 31, 2022, respectively.
(6)  Other Current Liabilities
Components of other current liabilities included the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued interest expense	$7,601	$32,763
Accrued unit-based compensation liability	23,345	17,743
Accrued capital expenditures	12,950	10,028
(7)  Long-term Debt
Our long-term debt, of which there is no current portion, consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Senior Notes 2026, aggregate principal	$725,000	$725,000
Senior Notes 2027, aggregate principal	750,000	750,000
Less: deferred financing costs, net of amortization	(13,667)	(14,307)
Total senior notes, net	1,461,333	1,460,693
Revolving credit facility	709,088	645,956
Total long-term debt, net	$2,170,421	$2,106,649
Revolving Credit Facility
The Credit Agreement matures on December 8, 2026, except that if any portion of the Senior Notes 2026 are outstanding on December 31, 2025, the Credit Agreement will mature on December 31, 2025.
The Credit Agreement has an aggregate commitment of $1.6 billion (subject to availability under our borrowing base). The Partnership’s obligations under the Credit Agreement are guaranteed by the guarantors party to the Credit Agreement, which currently consists of all of the Partnership’s subsidiaries. In addition, under the Credit Agreement the Partnership’s Secured Obligations (as defined therein) are secured by: (i) substantially all of the Partnership’s assets and substantially all of the assets of the guarantors party to the Credit Agreement, excluding real property and other customary exclusions; and (ii) all of the equity interests of the Partnership’s U.S. restricted subsidiaries (subject to customary exceptions).
As of March 31, 2023, we had outstanding borrowings under the Credit Agreement of $709.1 million, $890.9 million of availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $374.5 million. Our weighted-average interest rate in effect for all borrowings under the Credit Agreement for the three months ended March 31, 2023, was 7.15%, and our weighted-average interest rate under the Credit Agreement as of March 31, 2023, was 7.38%. There were no letters of credit issued under the Credit Agreement as of March 31, 2023. We pay an annualized commitment fee of 0.375% on the unused portion of the aggregate commitment.
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
The Credit Agreement also contains various financial covenants, including covenants requiring us to maintain:
•a minimum EBITDA (as defined in the Credit Agreement) interest coverage ratio of 2.5 to 1.0, determined as of the last day of each fiscal quarter, with EBITDA and interest expense annualized for the most-recent fiscal quarter;
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
As of March 31, 2023, we were in compliance with all of our covenants under the Credit Agreement.
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
The indenture governing the Senior Notes 2026 (the “2026 Indenture”) contains certain financial covenants that we must comply with in order to make certain restricted payments as described in the 2026 Indenture. As of March 31, 2023, we were in compliance with such financial covenants under the 2026 Indenture.
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
The indenture governing the Senior Notes 2027 (the “2027 Indenture”) contains certain financial covenants that we must comply with in order to make certain restricted payments as described in the 2027 Indenture. As of March 31, 2023, we were in compliance with such financial covenants under the 2027 Indenture.
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
(8)  Preferred Units
We had 500,000 Preferred Units outstanding as of March 31, 2023, and December 31, 2022, respectively, with a face value of $1,000 per Preferred Unit.
The Preferred Units rank senior to our common units with respect to distributions and liquidation rights. The holders of the Preferred Units are entitled to receive cumulative quarterly cash distributions equal to $24.375 per Preferred Unit.
We have declared and paid per-unit quarterly cash distributions to the holders of the Preferred Units of record as follows:

Payment Date	Distribution per Preferred Unit
February 4, 2022	$24.375
May 6, 2022	24.375
August 5, 2022	24.375
November 4, 2022	24.375
Total 2022 distributions	$97.50

February 3, 2023	$24.375
Announced Quarterly Distribution
On April 13, 2023, we declared a cash distribution of $24.375 per unit on our Preferred Units. The distribution will be paid on May 5, 2023, to the holders of the Preferred Units of record as of the close of business on April 24, 2023.
Changes in the Preferred Units’ balance are as follows (in thousands):

Preferred Units
Balance as of December 31, 2022	$477,309
Net income allocated to Preferred Units	12,187
Cash distributions on Preferred Units	(12,187)
Balance as of March 31, 2023	$477,309
Redemption and Conversion Features
As of April 2, 2023, 100% of the Preferred Units are convertible, at the option of the holder, into common units in accordance with the terms of our Second Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”). The conversion rate for the Preferred Units is the quotient of (i) the sum of (a) $1,000, plus (b) any unpaid cash distributions on the applicable Preferred Unit, divided by (ii) $20.0115 for each Preferred Unit.
As of April 2, 2023, we have the option to redeem all or any portion of the Preferred Units then outstanding, subject to certain minimum redemption threshold amounts, for a redemption price set forth in the Partnership Agreement. On or after April 2, 2028, each holder of the Preferred Units will have the right to require us to redeem all or a portion of their Preferred Units, subject to certain minimum redemption threshold amounts, for a redemption price set forth in the Partnership Agreement, which we may elect to pay up to 50% in common units, subject to certain additional limits.

(9) Partners’ Deficit
Common Units
The change in common units outstanding was as follows:

Common Units Outstanding
Number of common units outstanding, December 31, 2022	98,227,656
Issuance of common units under the DRIP	29,983
Number of common units outstanding, March 31, 2023	98,257,639
As of March 31, 2023, Energy Transfer held 46,056,228 common units, including 8,000,000 common units held by the General Partner and controlled by Energy Transfer.
Cash Distributions
We have declared and paid per-unit quarterly distributions to our limited partner unitholders of record, including holders of our common and phantom units, as follows (dollars in millions, except distribution per unit):

Payment Date	Distribution per Limited Partner Unit	Amount Paid to Common Unitholders	Amount Paid to Phantom Unitholders	Total Distribution
February 4, 2022	$0.525	$51.1	$1.2	$52.3
May 6, 2022	0.525	51.1	1.2	52.3
August 5, 2022	0.525	51.4	1.1	52.5
November 4, 2022	0.525	51.5	1.0	52.5
Total 2022 distributions	$2.10	$205.1	$4.5	$209.6

February 3, 2023	$0.525	$51.6	$1.1	$52.7
Announced Quarterly Distribution
On April 13, 2023, we announced a cash distribution of $0.525 per unit on our common units. The distribution will be paid on May 5, 2023, to common unitholders of record as of the close of business on April 24, 2023.
DRIP
During the three months ended March 31, 2023, distributions of $0.6 million were reinvested under the DRIP resulting in the issuance of 29,983 common units.
Warrants
As of March 31, 2023, and December 31, 2022, we had warrants outstanding to purchase 10,000,000 common units with a strike price of $19.59 per common unit that may be exercised by the holders at any time prior to April 2, 2028.
Loss Per Unit
The computation of loss per unit is based on the weighted-average number of participating securities, which includes our common units and certain equity-based awards outstanding during the applicable period. Basic loss per unit is determined by dividing net income (loss) allocated to participating securities after deducting the amount distributed on Preferred Units, by the weighted-average number of participating securities outstanding during the period. Loss attributable to unitholders is allocated to participating securities based on their respective shares of the distributed and undistributed earnings for the period. To the extent cash distributions exceed net income (loss) attributable to unitholders for the period, the excess distributions are allocated to all participating securities outstanding based on their respective ownership percentages.
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

For the three months ended March 31, 2023, approximately 1.1 million and 477,000 incremental unvested phantom units and “in the money” outstanding warrants, respectively, were excluded from the calculation of diluted loss per unit because the impact was anti-dilutive.
For the three months ended March 31, 2022, approximately 803,000 and 13,000 incremental unvested phantom units and “in the money” then-outstanding warrants, respectively, were excluded from the calculation of diluted loss per unit because the impact was anti-dilutive. Our outstanding warrants not “in the money” were excluded from the calculation for the three months ended March 31, 2022.
(10) Revenue Recognition
Disaggregation of Revenue
The following table disaggregates our revenue by type of service (in thousands):

	Three Months Ended March 31,
	2023	2022
Contract operations revenue	$193,142	$161,486
Retail parts and services revenue	3,982	1,926
Total revenues	$197,124	$163,412
The following table disaggregates our revenue by timing of provision of services or transfer of goods (in thousands):

	Three Months Ended March 31,
	2023	2022
Services provided over time:
Primary term	$148,726	$108,297
Month-to-month	44,416	53,189
Total services provided over time	193,142	161,486
Services provided or goods transferred at a point in time	3,982	1,926
Total revenues	$197,124	$163,412
Deferred Revenue
We record deferred revenue when cash payments are received or due in advance of our performance. Components of deferred revenue were as follows (in thousands):

	Balance sheet location	March 31, 2023	December 31, 2022
Current (1)	Deferred revenue	$61,628	$62,345
Noncurrent	Other liabilities	1,815	2,789
Total		$63,443	$65,134
________________________________
(1)We recognized $53.0 million of revenue during the three months ended March 31, 2023, related to our deferred revenue balance as of December 31, 2022.
Performance Obligations
As of March 31, 2023, the aggregate amount of transaction price allocated to unsatisfied performance obligations related to our contract operations revenue was $725.9 million. We expect to recognize these remaining performance obligations as follows (in thousands):

	2023 (remainder)	2024	2025	2026	Thereafter	Total
Remaining performance obligations	$339,873	$231,943	$74,426	$50,863	$28,792	$725,897

(11) Transactions with Related Parties
We provide compression services to entities affiliated with Energy Transfer, which as of March 31, 2023, owned approximately 47% of our limited partner interests and 100% of the General Partner.
Revenue recognized from those entities affiliated with Energy Transfer on our unaudited condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Related-party revenues	$4,707	$3,818
We had approximately $246,000 and $52,000 of related-party receivables on our unaudited condensed consolidated balance sheets as of March 31, 2023, and December 31, 2022, respectively, from those entities affiliated with Energy Transfer.
(12) Commitments and Contingencies
(a)Major Customers
We did not have revenue from any single customer representing 10% or more of total revenues for the three months ended March 31, 2023, or 2022.
(b)Litigation
From time to time, we and our subsidiaries may be involved in various claims and litigation arising in the ordinary course of business. In management’s opinion, the resolution of such matters is not expected to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
(c)Equipment Purchase Commitments
Our future capital commitments are comprised of binding commitments under purchase orders for new compression units ordered but not received. The commitments as of March 31, 2023, were $144.7 million, all of which is expected to be settled by year-end 2023.
(d)Sales Tax Contingency
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
We currently are protesting certain assessments made by the Oklahoma Tax Commission (“OTC”). We believe it is reasonably possible that we could incur losses related to this assessment depending on whether the administrative law judge assigned by the OTC accepts our position that the transactions are not taxable and we ultimately lose any and all subsequent legal challenges to such determination. We estimate that the range of losses we could incur is from $0 to approximately $23.8 million, including penalties and interest.
(e)Environmental
Our operations are subject to federal, state, and local laws, rules, and regulations regarding water quality, hazardous and solid waste management, air quality control, and other environmental matters. These laws, rules, and regulations require that we conduct our operations in a specified manner and to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections, and other approvals. Failure to comply with applicable environmental laws, rules, and regulations may expose us to significant fines, penalties, and/or interruptions in operations. Our environmental policies and procedures are designed to achieve compliance with such applicable laws, rules, and regulations. These evolving laws, rules, and regulations, and claims for damages to property, employees, other persons, and the environment resulting from current or past operations may result in significant expenditures and liabilities in the future.

(13) Subsequent Event
In April 2023, we entered into an interest-rate swap to manage interest-rate risk associated with the floating-rate Credit Agreement. The interest-rate swap’s notional principal amount is $700 million and has a mandatory termination date of April 2025. Under the interest-rate swap, we pay a fixed interest rate of 3.785% and receive floating interest rate payments that are indexed to the one-month SOFR.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
USA Compression Partners, LP (the “Partnership”) is a Delaware limited partnership that operates as one of the nation’s largest independent providers of natural gas compression services in terms of total compression fleet horsepower. We are managed by our general partner, USA Compression GP, LLC (the “General Partner”), which is wholly owned by Energy Transfer. All references in this section to the Partnership, as well as the terms “our,” “we,” “us,” and “its” refer to USA Compression Partners, LP, together with its consolidated subsidiaries, unless the context otherwise requires or where otherwise indicated.
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
Known material factors that could cause our actual results to differ from those represented within these forward-looking statements are described in Part I, Item 1A “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2022, filed on February 14, 2023 (our “2022 Annual Report”), as well as our subsequent filings with the SEC. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:
•changes in general economic conditions, including inflation or supply chain disruptions and changes in economic conditions of the crude oil and natural gas industries, including any impact from the ongoing military conflict involving Russia and Ukraine;
•changes in the long-term supply of and demand for crude oil and natural gas, including as a result of the severity and duration of world health events, related economic repercussions, actions taken by governmental authorities and other third parties in response to such events, and the resulting disruption in the oil and gas industry and impact on demand for oil and gas;
•competitive conditions in our industry, including competition for employees in a tight labor market;
•changes in the availability and cost of capital, including changes to interest rates;
•renegotiation of material terms of customer contracts;
•actions taken by our customers, competitors, and third-party operators;
•operating hazards, natural disasters, epidemics, pandemics, weather-related impacts, casualty losses, and other matters beyond our control;
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

	Three Months Ended March 31,		Increase
	2023	2022	(Decrease)
Fleet horsepower (at period end) (1)	3,725,111	3,687,518	1.0%
Total available horsepower (at period end) (2)	3,872,611	3,710,018	4.4%
Revenue-generating horsepower (at period end) (3)	3,260,535	2,987,624	9.1%
Average revenue-generating horsepower (4)	3,241,296	2,978,422	8.8%
Average revenue per revenue-generating horsepower per month (5)	$18.19	$16.87	7.8%
Revenue-generating compression units (at period end)	4,170	3,949	5.6%
Average horsepower per revenue-generating compression unit (6)	780	756	3.2%
Horsepower utilization (7):
At period end	92.7%	86.1%	7.7%
Average for the period (8)	92.6%	84.9%	9.1%
________________________________
(1)Fleet horsepower is horsepower for compression units that have been delivered to us (and excludes units on order). As of March 31, 2023, we had 147,500 large horsepower on order for delivery, all of which is expected to be delivered by year-end 2023.
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
(7)Horsepower utilization is calculated as (i) the sum of (a) revenue-generating horsepower, (b) horsepower in our fleet that is under contract but is not yet generating revenue, and (c) horsepower not yet in our fleet that is under contract but not yet generating revenue and that is subject to a purchase order, divided by (ii) total available horsepower less idle horsepower that is under repair. Horsepower utilization based on revenue-generating horsepower and fleet horsepower as of March 31, 2023, and 2022, was 87.5% and 81.0%, respectively.
(8)Calculated as the average utilization for the months in the period based on utilization at the end of each month in the period. Average horsepower utilization based on revenue-generating horsepower and fleet horsepower for the three months ended March 31, 2023, and 2022, was 87.2% and 80.7%, respectively.
The 4.4% increase in total available horsepower as of March 31, 2023, compared to March 31, 2022, primarily was due to new compression units added to our fleet to meet incremental demand from customers for our compression services.
The 9.1% increase in revenue-generating horsepower and 5.6% increase in revenue-generating compression units as of March 31, 2023, compared to March 31, 2022, primarily were driven by the redeployment of certain previously idle compression units due to increased demand for our services, commensurate with increased operating activity and production levels in the basins in which we operate.
The 7.8% increase in average revenue per revenue-generating horsepower per month for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily was due to CPI-based and other price increases on customer contracts that occur as market conditions permit on our existing fleet.
The 3.2% increase in average horsepower per revenue-generating compression unit during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was due to both the redeployment of, and addition of new, larger-horsepower compression units.

Horsepower utilization increased to 92.7% as of March 31, 2023, compared to 86.1% as of March 31, 2022. The increase primarily was due to an increase in revenue-generating horsepower and an increase in horsepower that is under contract but not yet generating revenue, which was driven by a combination of the redeployment of certain previously idle compression units as well as new compression units added to the fleet. The increase in horsepower utilization resulted from increased demand for our services, consistent with increased operating activity and production levels in the basins in which we operate. The above-stated factors also drove the increase in average horsepower utilization for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.
Horsepower utilization based on revenue-generating horsepower and fleet horsepower increased to 87.5% as of March 31, 2023, compared to 81.0% as of March 31, 2022. The increase in horsepower utilization based on revenue-generating horsepower and fleet horsepower primarily was driven by the redeployment of certain previously idle compression units due to increased demand for our services, consistent with increased operating activity and production levels in the basins in which we operate. The above-stated factor also drove the increase in average horsepower utilization based on revenue-generating horsepower and fleet horsepower for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.
Financial Results of Operations
Three months ended March 31, 2023, compared to the three months ended March 31, 2022
The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Three Months Ended March 31,		Increase
	2023	2022	(Decrease)
Revenues:
Contract operations	$188,539	$157,668	19.6%
Parts and service	3,878	1,926	101.3%
Related party	4,707	3,818	23.3%
Total revenues	197,124	163,412	20.6%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	66,665	53,732	24.1%
Depreciation and amortization	59,486	59,064	0.7%
Selling, general, and administrative	19,101	15,265	25.1%
Gain on disposition of assets	(376)	(179)	*
Impairment of compression equipment	1,191	432	*
Total costs and expenses	146,067	128,314	13.8%
Operating income	51,057	35,098	45.5%
Other income (expense):
Interest expense, net	(39,790)	(31,838)	25.0%
Other	24	20	20.0%
Total other expense	(39,766)	(31,818)	25.0%
Net income before income tax expense	11,291	3,280	244.2%
Income tax expense	350	26	*
Net income	$10,941	$3,254	236.2%
________________________________
*Not meaningful
Contract operations revenue. The $30.9 million increase in contract operations revenue for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily was due to (i) an 8.8% increase in average revenue-generating horsepower as a result of increased demand for our services, consistent with increased operating activity and production levels in the basins in which we operate, (ii) a 7.8% increase in average revenue per revenue-generating horsepower per month, as a result of CPI-based and other price increases on customer contracts that occur as market conditions permit, and (iii) an increase in revenues attributable to natural gas compression station services and natural gas treating services.

Additionally, average revenue per revenue-generating horsepower per month associated with our compression services provided on a month-to-month basis did not differ significantly from the average revenue per revenue-generating horsepower per month associated with our compression services provided under contracts in their primary term during the period.
Parts and service revenue. The $2.0 million increase in parts and service revenue for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily was due to an increase in maintenance work performed on units at customer locations that are outside the scope of our core maintenance activities and that are offered as a convenience, and in directly reimbursable freight and crane charges that are the financial responsibility of the customers. Demand for retail parts and services fluctuates from period to period based on varying customer needs.
Related-party revenue. Related-party revenue was earned through related-party transactions that occur in the ordinary course of business with various affiliated entities of Energy Transfer. The $0.9 million increase in related-party revenue for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily was due to increased average revenue-generating horsepower under contract with these entities and increased average revenue per revenue-generating horsepower per month, consistent with the overall increase to our contract operations revenue.
Cost of operations, exclusive of depreciation and amortization. The $12.9 million increase in cost of operations, exclusive of depreciation and amortization, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily was due to (i) a $7.4 million increase in direct expenses, primarily driven by fluids and parts due to higher costs and increased usage associated with increased revenue-generating horsepower, (ii) a $2.2 million increase in direct labor costs primarily due to higher employee costs and increased headcount associated with increased revenue-generating horsepower, (iii) a $1.7 million increase in outside maintenance costs due to greater use and higher costs of third-party labor during the current period, and (iv) a $1.0 million increase in retail parts and service expenses, for which a corresponding increase in parts and service revenue also occurred.
Depreciation and amortization expense. The $0.4 million increase in depreciation and amortization expense for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily was due to compression unit overhauls and new compression units placed in service to meet increased demand by customers.
Selling, general, and administrative expense. The $3.8 million increase in selling, general, and administrative expense for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily was due to a $3.1 million increase in unit-based compensation expense, attributable to mark-to-market changes to our unit-based compensation liability that occurred as a result of changes to our per-unit trading price as of March 31, 2023.
Impairment of compression equipment. The $1.2 million and $0.4 million impairments of compression equipment for the three months ended March 31, 2023, and 2022, respectively, primarily were the result of our evaluations of the future deployment of our idle fleet under then-existing market conditions. The primary circumstances supporting these impairments were: (i) unmarketability of certain compression units into the foreseeable future, (ii) excessive maintenance costs associated with certain fleet assets, and (iii) prohibitive retrofitting costs that likely would prevent certain compression units from securing customer acceptance. These compression units were written down to their estimated salvage values, if any.
As a result of our evaluation during the three months ended March 31, 2023, and 2022, we retired six and ten compression units, respectively, representing approximately 8,700 and 1,400 of aggregate horsepower, respectively, that previously were used to provide compression services in our business.
Interest expense, net. The $8.0 million increase in interest expense, net for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily was due to higher weighted-average interest rates and increased borrowings under the Credit Agreement.
The weighted-average interest rate applicable to borrowings under the Credit Agreement was 7.15% and 2.84% for the three months ended March 31, 2023, and 2022, respectively, and average outstanding borrowings under the Credit Agreement were $670.0 million for the three months ended March 31, 2023, compared to $540.1 million for the three months ended March 31, 2022.
Income tax expense. The $0.3 million increase in income tax expense for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily was related to taxes associated with the Texas Margin Tax.

Other Financial Data
The following table summarizes other financial data for the periods presented (dollars in thousands):

Other Financial Data: (1)	Three Months Ended March 31,				Increase
	2023		2022		(Decrease)
Gross margin	$70,973		$50,616		40.2%
Adjusted gross margin	$130,459		$109,680		18.9%
Adjusted gross margin percentage (2)	66.2%		67.1%		(0.9)%
Adjusted EBITDA	$118,161		$98,423		20.1%
Adjusted EBITDA percentage (2)	59.9%		60.2%		(0.3)%
DCF	$62,613		$50,146		24.9%
DCF Coverage Ratio	1.21	x	0.98	x	23.5%
________________________________
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
Gross margin. The $20.4 million increase in gross margin for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was due to (i) a $33.7 million increase in revenues, partially offset by (ii) a $12.9 million increase in cost of operations, exclusive of depreciation and amortization, and (iii) a $0.4 million increase in depreciation and amortization.
Adjusted gross margin and Adjusted gross margin percentage. The $20.8 million increase in Adjusted gross margin for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was due to a $33.7 million increase in revenues, partially offset by a $12.9 million increase in cost of operations, exclusive of depreciation and amortization.
The 0.9% decrease in Adjusted gross margin percentage primarily was due to the inflation-driven increase in cost of operations, exclusive of depreciation and amortization, that preceded related CPI-based and other price increases on customer contracts that occur as market conditions permit.
Adjusted EBITDA and Adjusted EBITDA percentage. The $19.7 million increase in Adjusted EBITDA for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily was due to a $20.8 million increase in Adjusted gross margin, partially offset by a $1.0 million increase in selling, general, and administrative expenses, excluding unit-based compensation expense, transaction expenses, and severance charges.
The 0.3% decrease in Adjusted EBITDA percentage primarily was due to the inflation-driven increase in cost of operations, exclusive of depreciation and amortization, that preceded related CPI-based and other price increases on customer contracts that occur as market conditions permit.
DCF. The $12.5 million increase in DCF for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily was due to (i) a $20.8 million increase in Adjusted gross margin and (ii) a $0.8 million decrease in maintenance capital expenditures, partially offset by (iii) an $8.0 million increase in cash interest expense, net and (iv) a $1.0 million increase in selling, general, and administrative expenses, excluding unit-based compensation expense, transaction expenses, and severance charges.
DCF Coverage Ratio. The increase in DCF Coverage Ratio for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was due to the increase in DCF, partially offset by increased distributions due to an increase in the number of outstanding common units.
Liquidity and Capital Resources
Overview
We operate in a capital-intensive industry, and our primary liquidity needs include financing the purchase of additional compression units, making other capital expenditures, servicing our debt, funding working capital, and paying cash distributions on our outstanding preferred and common equity. Our principal sources of liquidity include cash generated by operating activities, borrowings under the Credit Agreement, and issuances of debt and equity securities, including common units under the DRIP.
We believe cash generated by operating activities and, where necessary, borrowings under the Credit Agreement will be sufficient to service our debt, fund working capital, fund our estimated expansion capital expenditures, fund our maintenance capital expenditures, and pay distributions to our unitholders for the next 12 months.
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
We classify capital expenditures as maintenance or expansion on an individual-asset basis. Over the long term, we expect that our maintenance capital expenditure requirements will continue to increase as the overall size and age of our fleet increases. Our aggregate maintenance capital expenditures for the three months ended March 31, 2023, and 2022, were $5.0 million and $5.8 million, respectively. We currently plan to spend approximately $26.0 million in maintenance capital expenditures for the year 2023, including parts consumed from inventory.
Without giving effect to any equipment that we may acquire pursuant to any future acquisitions, we currently plan to spend between $260.0 million and $270.0 million in expansion capital expenditures for the year 2023. Our expansion capital expenditures for the three months ended March 31, 2023, and 2022, were $51.2 million and $20.1 million, respectively.
As of March 31, 2023, we had binding commitments to purchase $144.7 million worth of additional compression units and serialized parts, all of which is expected to be settled by year-end 2023.
Cash Flows
The following table summarizes our sources and uses of cash for the three months ended March 31, 2023, and 2022, (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$42,338	$35,054
Net cash used in investing activities	(40,861)	(19,714)
Net cash used in financing activities	(1,506)	(15,325)
Net cash provided by operating activities. The $7.3 million increase in net cash provided by operating activities for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was due to a $12.4 million increase in net income, as adjusted for non-cash items, partially offset by changes in other working capital.
Net cash used in investing activities. The $21.1 million increase in net cash used in investing activities for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was primarily due to a $21.2 million increase in capital expenditures, for purchases of new compression units, reconfiguration costs, and other equipment.
Net cash used in financing activities. The $13.8 million decrease in net cash used in financing activities for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily was due to a $13.9 million increase in net borrowings under the Credit Agreement.

Revolving Credit Facility
As of March 31, 2023, we had outstanding borrowings under the Credit Agreement of $709.1 million, $890.9 million of availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $374.5 million. As of March 31, 2023, we were in compliance with all of our covenants under the Credit Agreement.
As of April 27, 2023, we had outstanding borrowings under the Credit Agreement of $715.0 million.
For a more detailed description of the Credit Agreement, see Note 7 to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this report and Note 9 to the consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” included in our 2022 Annual Report.
Senior Notes
As of March 31, 2023, we had $725.0 million and $750.0 million aggregate principal amount outstanding on our Senior Notes 2026 and Senior Notes 2027, respectively.
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
For more detailed descriptions of the Senior Notes 2026 and Senior Notes 2027, see Note 7 to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this report and Note 9 to the consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” included in our 2022 Annual Report.
Interest-Rate Swap
In April 2023, we entered into an interest-rate swap to manage interest-rate risk associated with the floating-rate Credit Agreement. See Note 13 to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this report for additional information on the swap.
DRIP
During the three months ended March 31, 2023, distributions of $0.6 million were reinvested under the DRIP resulting in the issuance of 29,983 common units. Such distributions are treated as non-cash transactions in the accompanying unaudited condensed consolidated statements of cash flows included under Part I, Item 1 “Financial Statements” of this report.
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

The following table reconciles Adjusted gross margin to gross margin, its most directly comparable GAAP financial measure, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Total revenues	$197,124	$163,412
Cost of operations, exclusive of depreciation and amortization	(66,665)	(53,732)
Depreciation and amortization	(59,486)	(59,064)
Gross margin	$70,973	$50,616
Depreciation and amortization	59,486	59,064
Adjusted gross margin	$130,459	$109,680
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

The following table reconciles Adjusted EBITDA to net income and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Net income	$10,941	$3,254
Interest expense, net	39,790	31,838
Depreciation and amortization	59,486	59,064
Income tax expense	350	26
EBITDA	$110,567	$94,182
Unit-based compensation expense (1)	6,779	3,710
Transaction expenses (2)	—	27
Severance charges	—	251
Gain on disposition of assets	(376)	(179)
Impairment of compression equipment (3)	1,191	432
Adjusted EBITDA	$118,161	$98,423
Interest expense, net	(39,790)	(31,838)
Non-cash interest expense	1,822	1,822
Income tax expense	(350)	(26)
Transaction expenses	—	(27)
Severance charges	—	(251)
Other	(15)	(704)
Changes in operating assets and liabilities	(37,490)	(32,345)
Net cash provided by operating activities	$42,338	$35,054
________________________________
(1)For the three months ended March 31, 2023, and 2022, unit-based compensation expense included $1.1 million each period of cash payments related to quarterly payments of DERs on outstanding phantom unit awards. The remainder of unit-based compensation expense for all periods was related to non-cash adjustments to the unit-based compensation liability.
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
The following table reconciles DCF to net income and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Net income	$10,941	$3,254
Non-cash interest expense	1,822	1,822
Depreciation and amortization	59,486	59,064
Non-cash income tax benefit	(15)	(204)
Unit-based compensation expense (1)	6,779	3,710
Transaction expenses (2)	—	27
Severance charges	—	251
Gain on disposition of assets	(376)	(179)
Impairment of compression equipment (3)	1,191	432
Distributions on Preferred Units	(12,187)	(12,187)
Maintenance capital expenditures (4)	(5,028)	(5,844)
DCF	$62,613	$50,146
Maintenance capital expenditures	5,028	5,844
Transaction expenses	—	(27)
Severance charges	—	(251)
Distributions on Preferred Units	12,187	12,187
Other	—	(500)
Changes in operating assets and liabilities	(37,490)	(32,345)
Net cash provided by operating activities	$42,338	$35,054
________________________________
(1)For the three months ended March 31, 2023, and 2022, unit-based compensation expense included $1.1 million each period of cash payments related to quarterly payments of DERs on outstanding phantom unit awards. The remainder of unit-based compensation expense for all periods was related to non-cash adjustments to the unit-based compensation liability.
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
DCF Coverage Ratio
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

The following table summarizes our DCF Coverage Ratio for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2023		2022
DCF	$62,613		$50,146

Distributions for DCF Coverage Ratio (1)	$51,585		$51,123

DCF Coverage Ratio	1.21	x	0.98	x
________________________________
(1)Represents distributions to the holders of our common units as of the record date.
Critical Accounting Estimates
The Partnership’s critical accounting estimates are described in Part II, Item 7 “Critical Accounting Estimates” of our 2022 Annual Report. There have been no material changes to our critical accounting estimates since the date of our 2022 Annual Report.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to any natural gas or crude oil in connection with our rendered services, and accordingly, we do not bear direct exposure to fluctuating commodity prices. However, the demand for our compression services depends on the continued demand for, and production of, natural gas and crude oil. Sustained low natural gas or crude oil prices over the long term could result in a decline in the production of natural gas or crude oil, which could result in reduced demand for our compression services. We do not intend to hedge our indirect exposure to fluctuating commodity prices. A one percent decrease in average revenue-generating horsepower during the three months ended March 31, 2023, would result in an annual decrease of approximately $7.1 million and $4.7 million in our revenue and Adjusted gross margin, respectively. Adjusted gross margin is a non-GAAP financial measure. For a reconciliation of Adjusted gross margin to gross margin, its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” of this report.
Interest Rate Risk
We are exposed to market risk due to variable interest rates under the Credit Agreement.
As of March 31, 2023, we had $709.1 million of variable-rate indebtedness outstanding at a weighted-average interest rate of 7.38%. Based on our March 31, 2023 variable-rate indebtedness outstanding, a one percent increase or decrease in the effective interest rate would result in an annual increase or decrease, respectively, in our interest expense of approximately $7.1 million.
In April 2023, we entered into an interest-rate swap to manage interest-rate risk associated with the floating-rate Credit Agreement. The interest-rate swap’s notional principal amount is $700 million and has a mandatory termination date of April 2025. Under the interest-rate swap, we pay a fixed interest rate of 3.785% and receive floating interest rate payments that are indexed to the one-month SOFR.
For further information regarding our exposure to interest rate fluctuations on our debt obligations, see Note 7 to our unaudited condensed consolidated financial statements under Part I, Item 1 “Financial Statements” of this report.
Credit Risk
Our credit exposure generally relates to receivables for services provided. If any significant customer of ours should have credit or financial problems resulting in a delay or failure to pay the amount it owes us, it could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

ITEM 4.    Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023, at the reasonable assurance level.
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
ITEM 1A.    Risk Factors
Security holders and potential investors in our securities should carefully consider the updated risk factor described below and those set forth in Part I, Item 1A. “Risk Factors” of our 2022 Annual Report and in subsequent filings we make with the SEC. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.
Cybersecurity breaches and other disruptions of our information systems could compromise our information and operations and expose us to liability, which would cause our business and reputation to suffer.
We rely on our information technology infrastructure to process, transmit, and store electronic information critical to our business activities. In recent years, there has been a rise in the number of cyberattacks on other companies’ network and information systems by state-sponsored and other criminal organizations, as well as data security incidents caused by human error, vulnerabilities in software and other technologies, or vendor and supply chain incidents. As a result, the risks associated with such an event continue to increase and we frequently detect, respond to and mitigate security incidents. A significant failure, compromise, breach, or interruption of our information systems or inadequacies in our incident response processes could result in loss of confidential information, a disruption of our operations, customer dissatisfaction, damage to our reputation, a loss of customers or revenues, privacy or cybersecurity related litigation, and potential regulatory fines. If any such failure, interruption, or similar event results in improper disclosure of information maintained in our information systems and networks or those of our customers, suppliers, or vendors, including personnel, customer, pricing, and other sensitive information, we also could be subject to liability under relevant contractual obligations and laws and regulations protecting personal data and privacy. Our financial results also could be adversely affected if our or our vendors’ information systems are breached or an employee causes our information systems to fail, either as a result of inadvertent error or by deliberately tampering with or manipulating such systems.

ITEM 6.    Exhibits
The following documents are filed, furnished, or incorporated by reference as part of this report:

Exhibit Number	Description
3.1
Certificate of Limited Partnership of USA Compression Partners, LP (incorporated by reference to Exhibit 3.1 to Amendment No. 3 of the Partnership’s registration statement on Form S-1 (Registration No. 333-174803) filed on December 21, 2011)

3.2
Second Amended and Restated Agreement of Limited Partnership of USA Compression Partners, LP (incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on April 6, 2018)

22.1
List of Subsidiary Guarantors and Co-Issuer (incorporated by reference to Exhibit 22.1 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 001-35779) filed on February 14, 2023)

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
101.1*
The following materials from USA Compression Partners, LP’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) our unaudited condensed consolidated balance sheets as of March 31, 2023, and December 31, 2022, (ii) our unaudited condensed consolidated statements of operations for the three months ended March 31, 2023, and 2022, (iii) our unaudited condensed consolidated statements of changes in partners’ capital (deficit) for the three months ended March 31, 2023, and 2022, (iv) our unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2023, and 2022, and (v) the related notes to our unaudited condensed consolidated financial statements.

104*	The cover page from this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, formatted in Inline XBRL (included with Exhibit 101.1)
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

May 2, 2023	USA COMPRESSION PARTNERS, LP

	By:	USA Compression GP, LLC its General Partner

	By:	/s/ Michael C. Pearl
Michael C. Pearl
Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

	By:	/s/ G. Tracy Owens
G. Tracy Owens
Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)