Form 10-Q
period 2023-06-30
USA Compression Partners, LP
filed 2023-08-01
CIK 1522727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of July 27, 2023, there were 98,278,456 common units outstanding.

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

ii

PART I.  FINANCIAL INFORMATION
ITEM 1.    Financial Statements
USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$31	$35
Accounts receivable, net of allowances for credit losses of $1,237 and $1,164, respectively	86,810	83,822
Related-party receivables	2,875	52
Inventories	101,419	93,754
Derivative instrument	10,294	—
Prepaid expenses and other assets	10,147	8,784
Total current assets	211,576	186,447
Property and equipment, net	2,187,255	2,172,924
Lease right-of-use assets	17,485	18,195
Derivative instrument, long term	3,040	—
Identifiable intangible assets, net	260,342	275,032
Other assets	11,340	13,126
Total assets	$2,691,038	$2,665,724
Liabilities, Preferred Units, and Partners’ Deficit
Current liabilities:
Accounts payable	$36,627	$35,303
Accrued liabilities	87,891	76,016
Deferred revenue	62,981	62,345
Total current liabilities	187,499	173,664
Long-term debt, net	2,212,792	2,106,649
Operating lease liabilities	15,132	16,146
Other liabilities	6,496	8,255
Total liabilities	2,421,919	2,304,714
Commitments and contingencies
Preferred Units	477,309	477,309
Partners’ deficit:
Common units, 98,278 and 98,228 units issued and outstanding, respectively	(217,002)	(125,111)
Warrants	8,812	8,812
Total partners’ deficit	(208,190)	(116,299)
Total liabilities, Preferred Units, and partners’ deficit	$2,691,038	$2,665,724
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Contract operations	$196,982	$163,969	$385,521	$321,637
Parts and service	4,102	3,605	7,980	5,531
Related party	5,836	3,887	10,543	7,705
Total revenues	206,920	171,461	404,044	334,873
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	69,922	55,158	136,587	108,890
Depreciation and amortization	60,039	58,959	119,525	118,023
Selling, general, and administrative	14,950	13,914	34,051	29,179
Loss (gain) on disposition of assets	309	1,031	(67)	852
Impairment of compression equipment	10,273	—	11,464	432
Total costs and expenses	155,493	129,062	301,560	257,376
Operating income	51,427	42,399	102,484	77,497
Other income (expense):
Interest expense, net	(42,045)	(33,079)	(81,835)	(64,917)
Gain on derivative instrument	14,550	—	14,550	—
Other	57	21	81	41
Total other expense	(27,438)	(33,058)	(67,204)	(64,876)
Net income before income tax expense	23,989	9,341	35,280	12,621
Income tax expense	405	255	755	281
Net income	23,584	9,086	34,525	12,340
Less: distributions on Preferred Units	(12,188)	(12,188)	(24,375)	(24,375)
Net income (loss) attributable to common unitholders’ interests	$11,396	$(3,102)	$10,150	$(12,035)

Weighted-average common units outstanding – basic	98,271	97,728	98,259	97,547

Weighted-average common units outstanding – diluted	99,694	97,728	99,738	97,547

Basic net income (loss) per common unit	$0.12	$(0.03)	$0.10	$(0.12)

Diluted net income (loss) per common unit	$0.11	$(0.03)	$0.10	$(0.12)

Distributions declared per common unit for respective periods	$0.525	$0.525	$1.05	$1.05
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Changes in Partners’ Capital (Deficit)
(in thousands, except per unit amounts)

	For the Six Months Ended June 30, 2023
	Common units	Warrants	Total
Partners’ capital (deficit) ending balance, December 31, 2022	$(125,111)	$8,812	$(116,299)
Distributions and DERs, $0.525 per unit	(51,602)	—	(51,602)
Issuance of common units under the DRIP	617	—	617
Unit-based compensation for equity-classified awards	69	—	69
Net loss attributable to common unitholders’ interests	(1,246)	—	(1,246)
Partners’ capital (deficit) ending balance, March 31, 2023	(177,273)	8,812	(168,461)
Distributions and DERs, $0.525 per unit	(51,617)	—	(51,617)
Issuance of common units under the DRIP	423	—	423
Unit-based compensation for equity-classified awards	69	—	69
Net income attributable to common unitholders’ interests	11,396	—	11,396
Partners’ capital (deficit) ending balance, June 30, 2023	$(217,002)	$8,812	$(208,190)

	For the Six Months Ended June 30, 2022
	Common units	Warrants	Total
Partners’ capital ending balance, December 31, 2021	$87,129	$13,979	$101,108
Distributions and DERs, $0.525 per unit	(51,137)	—	(51,137)
Issuance of common units under the DRIP	516	—	516
Unit-based compensation for equity-classified awards	64	—	64
Net loss attributable to common unitholders’ interests	(8,933)	—	(8,933)
Partners’ capital ending balance, March 31, 2022	27,639	13,979	41,618
Distributions and DERs, $0.525 per unit	(51,154)	—	(51,154)
Issuance of common units under the DRIP	508	—	508
Unit-based compensation for equity-classified awards	65	—	65
Exercise and conversion of warrants into common units	5,167	(5,167)	—
Net loss attributable to common unitholders’ interests	(3,102)	—	(3,102)
Partners’ capital (deficit) ending balance, June 30, 2022	$(20,877)	$8,812	$(12,065)
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$34,525	$12,340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	119,525	118,023
Provision for expected credit losses	—	(700)
Amortization of debt issuance costs	3,641	3,637
Unit-based compensation expense	9,628	6,708
Deferred income tax expense (benefit)	19	(183)
Loss (gain) on disposition of assets	(67)	852
Change in fair value of derivative instrument	(13,334)	—
Impairment of compression equipment	11,464	432
Changes in assets and liabilities:
Accounts receivable and related-party receivables, net	(5,811)	(4,598)
Inventories	(31,818)	(11,159)
Prepaid expenses and other current assets	(1,364)	(3,009)
Other assets	2,148	1,562
Accounts payable	583	(1,452)
Accrued liabilities and deferred revenue	1,070	6,829
Net cash provided by operating activities	130,209	129,282
Cash flows from investing activities:
Capital expenditures, net	(106,402)	(43,818)
Proceeds from disposition of property and equipment	1,093	764
Proceeds from insurance recovery	—	184
Net cash used in investing activities	(105,309)	(42,870)
Cash flows from financing activities:
Proceeds from revolving credit facility	511,766	382,884
Payments on revolving credit facility	(407,283)	(340,562)
Cash distributions on common units	(104,407)	(103,536)
Cash distributions on Preferred Units	(24,375)	(24,375)
Deferred financing costs	(379)	(549)
Other	(226)	(274)
Net cash used in financing activities	(24,904)	(86,412)
Decrease in cash and cash equivalents	(4)	—
Cash and cash equivalents, beginning of period	35	—
Cash and cash equivalents, end of period	$31	$—

Supplemental cash flow information:
Cash paid for interest, net of capitalized amounts	$78,181	$60,239
Cash paid for income taxes	$887	$798
Supplemental non-cash transactions:
Non-cash distributions to certain common unitholders (DRIP)	$1,040	$1,024
Transfers from inventories to property and equipment, net	$24,053	$6,692
Changes in capital expenditures included in accounts payable and accrued liabilities	$1,125	$11,023
Changes in financing costs included in accounts payable and accrued liabilities	$6	$(265)
Exercise and conversion of warrants into common units	$—	$5,167
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
In the opinion of our management, financial information presented herein reflects all normal recurring adjustments necessary for the fair presentation of these interim unaudited condensed consolidated financial statements in accordance with GAAP. Operating results for the three and six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with SEC rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2022, filed on February 14, 2023 (our “2022 Annual Report”).
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
Capitalized interest is calculated by multiplying our monthly effective interest rate on outstanding variable-rate indebtedness by the amount of qualifying costs, which include upfront payments to acquire certain compression units. Capitalized interest was $0.3 million and $0.6 million for the three and six months ended June 30, 2023, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2022, respectively.
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
Refer to Note 5 for more detailed information about impairment charges during the three and six months ended June 30, 2023, and 2022.
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
As of June 30, 2023, and December 31, 2022, our financial instruments primarily consisted of cash and cash equivalents, trade accounts receivable, trade accounts payable, long-term debt, and, as of June 30, 2023, a derivative instrument. The book values of cash and cash equivalents, trade accounts receivable, and trade accounts payable are representative of fair value due to their short-term maturities. Our revolving credit facility applies floating interest rates to amounts drawn under the facility; therefore, the carrying amount of our revolving credit facility approximates its fair value.
The fair value of our Senior Notes 2026 and Senior Notes 2027 were estimated using quoted prices in inactive markets and are considered Level 2 measurements. The following table summarizes the aggregate principal amount and fair value of our Senior Notes 2026 and Senior Notes 2027 (in thousands):

	June 30, 2023	December 31, 2022
Senior Notes 2026, aggregate principal	$725,000	$725,000
Fair value of Senior Notes 2026	703,250	706,875
Senior Notes 2027, aggregate principal	750,000	750,000
Fair value of Senior Notes 2027	710,625	725,625
The fair value of our derivative instrument, which is an interest-rate swap, was estimated based on inputs from actively quoted public markets, including interest-rate forward curves, and is considered a Level 2 measurement. The following table summarizes the gross fair value of our interest-rate swap (in thousands):

	June 30, 2023	December 31, 2022
Interest-rate swap	$13,334	$—
See Note 7 below for additional information on the interest-rate swap.

Operating Segment
We operate in a single business segment, the compression services business.
(3) Trade Accounts Receivable
The allowance for credit losses, which was $1.2 million at both June 30, 2023, and December 31, 2022, represents our best estimate of the amount of probable credit losses included within our existing accounts receivable balance.
For the three and six months ended June 30, 2022, we recognized reversals of $0.2 million and $0.7 million, respectively, to our provision for expected credit losses. Favorable market conditions for customers, attributable to sustained increases in commodity prices, was the primary factor supporting the recorded decrease to the allowance for credit losses for the three and six months ended June 30, 2022.
(4)  Inventories
Components of inventories are as follows (in thousands):

	June 30, 2023	December 31, 2022
Serialized parts	$49,914	$46,923
Non-serialized parts	51,505	46,831
Total inventories	$101,419	$93,754
(5)  Property and Equipment and Identifiable Intangible Assets
Property and Equipment
Property and equipment consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Compression and treating equipment	$3,753,445	$3,658,000
Computer equipment	31,952	34,941
Automobiles and vehicles	41,244	34,947
Leasehold improvements	9,043	8,997
Buildings	3,464	3,464
Furniture and fixtures	817	795
Land	77	77
Total property and equipment, gross	3,840,042	3,741,221
Less: accumulated depreciation and amortization	(1,652,787)	(1,568,297)
Total property and equipment, net	$2,187,255	$2,172,924
Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Compression and treating equipment, acquired new	25 years
Compression and treating equipment, acquired used	5 - 25 years
Furniture and fixtures	3 - 10 years
Vehicles and computer equipment	1 - 10 years
Buildings	5 years
Leasehold improvements	5 years

Depreciation expense on property and equipment and loss (gain) on disposition of assets were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Depreciation expense	$52,694	$51,614	$104,835	$103,334
Loss (gain) on disposition of assets	309	1,031	(67)	852
On a quarterly basis, we evaluate the future deployment of our idle fleet assets under current market conditions. For the three and six months ended June 30, 2023, we retired 33 and 39 compression units, respectively, representing approximately 26,900 and 35,600 of aggregate horsepower, respectively, that previously were used to provide compression services in our business. As a result, we recorded impairments of compression equipment of $10.3 million and $11.5 million for the three and six months ended June 30, 2023, respectively.
For the six months ended June 30, 2022, we retired 10 compression units representing approximately 1,400 of aggregate horsepower that previously were used to provide compression services in our business. As a result, we recorded an impairment of compression equipment of $0.4 million for the six months ended June 30, 2022. No impairment was recorded for the three months ended June 30, 2022.
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
Identifiable Intangible Assets
Identifiable intangible assets, net consisted of the following (in thousands):

	Customer Relationships	Trade Names	Total
Net balance as of December 31, 2022	$250,744	$24,288	$275,032
Amortization expense	(13,052)	(1,638)	(14,690)
Net balance as of June 30, 2023	$237,692	$22,650	$260,342
Accumulated amortization of intangible assets was $290.3 million and $275.6 million as of June 30, 2023, and December 31, 2022, respectively.
(6)  Other Current Liabilities
Components of other current liabilities included the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued interest expense	$32,839	$32,763
Accrued unit-based compensation liability	25,005	17,743
Accrued capital expenditures	11,153	10,028
(7) Derivative Instrument
In April 2023, we entered into an interest-rate swap to manage interest-rate risk associated with the floating-rate Credit Agreement. The interest-rate swap’s notional principal amount is $700 million and has a mandatory termination date in April 2025. Under the interest-rate swap, we pay a fixed interest rate of 3.785% and receive floating interest rate payments that are indexed to the one-month SOFR.
We do not apply hedge accounting to our currently outstanding derivative. Our derivative is carried on the unaudited condensed consolidated balance sheets at fair value and are classified as current or long-term depending on the expected timing of settlement, and gains and losses associated with the derivative instrument is recognized currently in gain on derivative instrument within the unaudited condensed consolidated statements of operations. Cash flows related to cash settlements for the periods presented are classified as operating activities within the unaudited condensed consolidated statements of cash flows.

The following table summarizes the location and fair value of our derivative instrument on our unaudited condensed consolidated balance sheets (in thousands):

Balance Sheet Classification	June 30, 2023	December 31, 2022
Derivative instrument	$10,294	$—
Derivative instrument, long term	3,040	—
The following table summarizes the location and amounts recognized related to our derivative instrument within our unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Classification	2023	2022	2023	2022
Gain on derivative instrument	$14,550	$—	$14,550	$—
(8)  Long-term Debt
Our long-term debt, of which there is no current portion, consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Senior Notes 2026, aggregate principal	$725,000	$725,000
Senior Notes 2027, aggregate principal	750,000	750,000
Less: deferred financing costs, net of amortization	(12,647)	(14,307)
Total senior notes, net	1,462,353	1,460,693
Revolving credit facility	750,439	645,956
Total long-term debt, net	$2,212,792	$2,106,649
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
As of June 30, 2023, we had outstanding borrowings under the Credit Agreement of $750.4 million, $849.6 million of availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $327.6 million. Our weighted-average interest rate in effect for all borrowings under the Credit Agreement for the six months ended June 30, 2023, was 7.40%, and our weighted-average interest rate under the Credit Agreement as of June 30, 2023, was 7.74%. There were no letters of credit issued under the Credit Agreement as of June 30, 2023. We pay an annualized commitment fee of 0.375% on the unused portion of the aggregate commitment.
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
As of June 30, 2023, we were in compliance with all of our covenants under the Credit Agreement.
The Credit Agreement is a “revolving credit facility” that includes a lockbox arrangement, whereby remittances from customers are forwarded to a bank account controlled by the administrative agent and are applied to reduce borrowings under the facility.
Senior Notes 2026
On March 23, 2018, the Partnership and Finance Corp co-issued the Senior Notes 2026. The Senior Notes 2026 mature on April 1, 2026, and accrue interest at the rate of 6.875% per year. Interest on the Senior Notes 2026 is payable semi-annually in arrears on each of April 1 and October 1.
The indenture governing the Senior Notes 2026 (the “2026 Indenture”) contains certain financial covenants that we must comply with in order to make certain restricted payments as described in the 2026 Indenture. As of June 30, 2023, we were in compliance with such financial covenants under the 2026 Indenture.
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
Senior Notes 2027
On March 7, 2019, the Partnership and Finance Corp co-issued the Senior Notes 2027. The Senior Notes 2027 mature on September 1, 2027, and accrue interest at the rate of 6.875% per year. Interest on the Senior Notes 2027 is payable semi-annually in arrears on each of March 1 and September 1.
The indenture governing the Senior Notes 2027 (the “2027 Indenture”) contains certain financial covenants that we must comply with in order to make certain restricted payments as described in the 2027 Indenture. As of June 30, 2023, we were in compliance with such financial covenants under the 2027 Indenture.
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

(9)  Preferred Units
We had 500,000 Preferred Units outstanding as of June 30, 2023, and December 31, 2022, respectively, with a face value of $1,000 per Preferred Unit.
The Preferred Units rank senior to our common units with respect to distributions and liquidation rights. The holders of the Preferred Units are entitled to receive cumulative quarterly cash distributions equal to $24.375 per Preferred Unit.
We have declared and paid per-unit quarterly cash distributions to the holders of the Preferred Units of record as follows:

Payment Date	Distribution per Preferred Unit
February 4, 2022	$24.375
May 6, 2022	24.375
August 5, 2022	24.375
November 4, 2022	24.375
Total 2022 distributions	$97.50

February 3, 2023	$24.375
May 5, 2023	24.375
Total 2023 distributions	$48.75
Announced Quarterly Distribution
On July 13, 2023, we declared a cash distribution of $24.375 per unit on our Preferred Units. The distribution will be paid on August 4, 2023, to the holders of the Preferred Units of record as of the close of business on July 24, 2023.
Changes in the Preferred Units’ balance are as follows (in thousands):

Preferred Units
Balance as of December 31, 2022	$477,309
Net income allocated to Preferred Units	24,375
Cash distributions on Preferred Units	(24,375)
Balance as of June 30, 2023	$477,309
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

(10) Partners’ Deficit
Common Units
The change in common units outstanding was as follows:

Common Units Outstanding
Number of common units outstanding, December 31, 2022	98,227,656
Issuance of common units under the DRIP	50,800
Number of common units outstanding, June 30, 2023	98,278,456
As of June 30, 2023, Energy Transfer held 46,056,228 common units, including 8,000,000 common units held by the General Partner and controlled by Energy Transfer.
Cash Distributions
We have declared and paid per-unit quarterly distributions to our limited partner unitholders of record, including holders of our common and phantom units, as follows (dollars in millions, except distribution per unit):

Payment Date	Distribution per Limited Partner Unit	Amount Paid to Common Unitholders	Amount Paid to Phantom Unitholders	Total Distribution
February 4, 2022	$0.525	$51.1	$1.2	$52.3
May 6, 2022	0.525	51.1	1.2	52.3
August 5, 2022	0.525	51.4	1.1	52.5
November 4, 2022	0.525	51.5	1.0	52.5
Total 2022 distributions	$2.10	$205.1	$4.5	$209.6

February 3, 2023	$0.525	$51.6	$1.1	$52.7
May 5, 2023	0.525	51.6	1.1	52.7
Total 2023 distributions	$1.05	$103.2	$2.2	$105.4
Announced Quarterly Distribution
On July 13, 2023, we announced a cash distribution of $0.525 per unit on our common units. The distribution will be paid on August 4, 2023, to common unitholders of record as of the close of business on July 24, 2023.
DRIP
During the six months ended June 30, 2023, distributions of $1.0 million were reinvested under the DRIP resulting in the issuance of 50,800 common units.
Warrants
As of June 30, 2023, and December 31, 2022, we had warrants outstanding to purchase 10,000,000 common units with a strike price of $19.59 per common unit that may be exercised by the holders at any time prior to April 2, 2028.
On April 27, 2022, a tranche of warrants with the right to purchase 5,000,000 common units with a strike price of $17.03 per common unit was exercised in full by the holders. The exercise of the warrants was net settled by the Partnership for 534,308 common units.
Income (Loss) Per Unit
The computation of income (loss) per unit is based on the weighted-average number of participating securities, which includes our common units and certain equity-based awards outstanding during the applicable period. Basic income (loss) per unit is determined by dividing net income (loss) allocated to participating securities after deducting the amount distributed on Preferred Units, by the weighted-average number of participating securities outstanding during the period. Income (loss) attributable to unitholders is allocated to participating securities based on their respective shares of the distributed and undistributed earnings for the period. To the extent cash distributions exceed net income (loss) attributable to unitholders for the period, the excess distributions are allocated to all participating securities outstanding based on their respective ownership percentages.
Diluted income (loss) per unit is computed using the treasury stock method, which considers the potential issuance of limited partner units associated with our long-term incentive plan and warrants. Unvested phantom units and unexercised warrants are not included in basic income (loss) per unit, as they are not considered to be participating securities, but are included in the calculation of diluted income (loss) per unit to the extent they are dilutive, and in the case of warrants to the extent they are considered “in the money.”
For the three months ended June 30, 2023, approximately 1,177,000 and 246,000 incremental unvested phantom units and “in the money” outstanding warrants, respectively, represent the difference between our basic and diluted weighted-average common units outstanding. For the six months ended June 30, 2023, approximately 1,118,000 and 361,000 incremental unvested phantom units and “in the money” outstanding warrants, respectively, represent the difference between our basic and diluted weighted-average common units outstanding.
For the three and six months ended June 30, 2022, approximately 1,051,000 and 928,000 incremental unvested phantom units, respectively, were excluded from the calculation of diluted income (loss) per unit because the impact was anti-dilutive. For the three and six months ended June 30, 2022, approximately 157,000 and 85,000 incremental “in the money” then-outstanding warrants, respectively, were excluded from the calculation of diluted income (loss) per unit because the impact was anti-dilutive. Our outstanding warrants not “in the money” were excluded from the calculation for the three and six months ended June 30, 2022.
(11) Revenue Recognition
Disaggregation of Revenue
The following table disaggregates our revenue by type of service (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Contract operations revenue	$202,403	$167,853	$395,545	$329,339
Retail parts and services revenue	4,517	3,608	8,499	5,534
Total revenues	$206,920	$171,461	$404,044	$334,873
The following table disaggregates our revenue by timing of provision of services or transfer of goods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Services provided over time:
Primary term	$156,744	$118,248	$305,470	$226,545
Month-to-month	45,659	49,605	90,075	102,794
Total services provided over time	202,403	167,853	395,545	329,339
Services provided or goods transferred at a point in time	4,517	3,608	8,499	5,534
Total revenues	$206,920	$171,461	$404,044	$334,873

Deferred Revenue
We record deferred revenue when cash payments are received or due in advance of our performance. Components of deferred revenue were as follows (in thousands):

	Balance sheet location	June 30, 2023	December 31, 2022
Current (1)	Deferred revenue	$62,981	$62,345
Noncurrent	Other liabilities	1,303	2,789
Total		$64,284	$65,134
________________________________
(1)We recognized $3.9 million and $56.9 million of revenue during the three and six months ended June 30, 2023, respectively, related to our deferred revenue balance as of December 31, 2022.
Performance Obligations
As of June 30, 2023, the aggregate amount of transaction price allocated to unsatisfied performance obligations related to our contract operations revenue was $814.4 million. We expect to recognize these remaining performance obligations as follows (in thousands):

	2023 (remainder)	2024	2025	2026	Thereafter	Total
Remaining performance obligations	$267,744	$314,250	$115,079	$70,762	$46,587	$814,422
(12) Transactions with Related Parties
We provide natural gas compression and treating services to entities affiliated with Energy Transfer, which as of June 30, 2023, owned approximately 47% of our limited partner interests and 100% of the General Partner.
Revenue recognized from those entities affiliated with Energy Transfer on our unaudited condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Related-party revenues	$5,836	$3,887	$10,543	$7,705
We had approximately $2.9 million and $52 thousand of related-party receivables on our unaudited condensed consolidated balance sheets as of June 30, 2023, and December 31, 2022, respectively, from those entities affiliated with Energy Transfer.
(13) Commitments and Contingencies
(a)Major Customers
One customer accounted for approximately 10% of total revenues for the three and six months ended June 30, 2023. No customer accounted for 10% or more of total revenues for the three and six months ended June 30, 2022.
(b)Litigation
From time to time, we and our subsidiaries may be involved in various claims and litigation arising in the ordinary course of business. In management’s opinion, the resolution of such matters is not expected to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
(c)Equipment Purchase Commitments
Our future capital commitments are comprised of binding commitments under purchase orders for new compression units ordered but not received. The commitments as of June 30, 2023, were $121.4 million, all of which is expected to be settled within the next twelve months and $95.7 million of which is expected to be settled by year-end 2023.

(d)Tax Contingencies
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
We currently are protesting certain assessments made by the Oklahoma Tax Commission (“OTC”). We believe it is reasonably possible that we could incur losses related to this assessment depending on whether the administrative law judge assigned by the OTC accepts our position that the transactions are not taxable and we ultimately lose any and all subsequent legal challenges to such determination. We estimate that the range of losses we could incur is from $0 to approximately $26.0 million, including penalties and interest.
Our U.S. federal income tax returns for the 2019 and 2020 tax years currently are under examination by the Internal Revenue Service (“IRS”). The IRS has issued preliminary partnership examination changes, along with imputed underpayment computations, for the 2019 and 2020 tax years. Under the Bipartisan Budget Act, there are several procedural steps, including an appeals process, to complete before a final imputed underpayment, if any, is determined. Based on to-date discussions with the IRS, we estimate a potential range of loss from a final imputed underpayment of $0 to approximately $25 million, including interest, for potential adjustments resulting from the IRS examination. Once a final partnership imputed underpayment, if any, is determined, our General Partner may either elect to pay the imputed underpayment (including any applicable penalties and interest) directly to the IRS or, if eligible, issue a revised information statement to each unitholder, and former unitholder, with respect to an audited and adjusted return.
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
Known material factors that could cause our actual results to differ from those represented within these forward-looking statements are described in Part I, Item 1A “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2022, filed on February 14, 2023 (our “2022 Annual Report”), in Part II, Item 1A “Risk Factors” in our Quarterly Report for the quarter ended March 31, 2023, as well as our subsequent filings with the SEC. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:
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
•information technology risks including the risk from cyberattacks, cybersecurity breaches, and other disruptions to our information systems;
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Increase	2023	2022	Increase
Fleet horsepower (at period end) (1)	3,716,177	3,695,955	0.5%	3,716,177	3,695,955	0.5%
Total available horsepower (at period end) (2)	3,836,177	3,749,145	2.3%	3,836,177	3,749,145	2.3%
Revenue-generating horsepower (at period end) (3)	3,346,657	3,048,498	9.8%	3,346,657	3,048,498	9.8%
Average revenue-generating horsepower (4)	3,309,758	3,027,886	9.3%	3,275,527	3,003,154	9.1%
Average revenue per revenue-generating horsepower per month (5)	$18.65	$17.20	8.4%	$18.42	$17.03	8.2%
Revenue-generating compression units (at period end)	4,220	4,014	5.1%	4,220	4,014	5.1%
Average horsepower per revenue-generating compression unit (6)	787	759	3.7%	784	757	3.6%
Horsepower utilization (7):
At period end	93.7%	88.4%	5.3%	93.7%	88.4%	5.3%
Average for the period (8)	93.4%	87.9%	5.5%	93.0%	86.4%	6.6%
________________________________
(1)Fleet horsepower is horsepower for compression units that have been delivered to us (and excludes units on order). As of June 30, 2023, we had 120,000 large horsepower on order for delivery, all of which is expected to be delivered within the next twelve months and 95,000 large horsepower of which is expected to be delivered by year-end 2023.
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
(7)Horsepower utilization is calculated as (i) the sum of (a) revenue-generating horsepower, (b) horsepower in our fleet that is under contract but is not yet generating revenue, and (c) horsepower not yet in our fleet that is under contract but not yet generating revenue and that is subject to a purchase order, divided by (ii) total available horsepower less idle horsepower that is under repair. Horsepower utilization based on revenue-generating horsepower and fleet horsepower as of June 30, 2023, and 2022, was 90.1% and 82.5%, respectively.
(8)Calculated as the average utilization for the months in the period based on utilization at the end of each month in the period. Average horsepower utilization based on revenue-generating horsepower and fleet horsepower for the three months ended June 30, 2023, and 2022, was 89.0% and 82.1%, respectively. Average horsepower utilization based on revenue-generating horsepower and fleet horsepower for the six months ended June 30, 2023, and 2022, was 88.1% and 81.4%, respectively.
The 2.3% increase in total available horsepower as of June 30, 2023, compared to June 30, 2022, primarily was due to new compression units added to our fleet to meet incremental demand from customers for our compression services, partially offset by compression units impaired since the previous period.
The 9.8% increase in revenue-generating horsepower and 5.1% increase in revenue-generating compression units as of June 30, 2023, compared to June 30, 2022, primarily were driven by both the redeployment of, and addition of new, larger-horsepower compression units due to increased demand for our services commensurate with increased production levels in the basins in which we operate.

The 8.4% and 8.2% increases in average revenue per revenue-generating horsepower per month for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, respectively, primarily were due to higher market-based rates on newly deployed and redeployed compression units, and CPI-based and other market-based price increases on existing customer contracts that occur as market conditions permit.
The 3.7% and 3.6% increases in average horsepower per revenue-generating compression unit during the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, respectively, were due to both the redeployment of, and addition of new, larger-horsepower compression units.
Horsepower utilization increased to 93.7% as of June 30, 2023, compared to 88.4% as of June 30, 2022. The increase primarily was due to an increase in revenue-generating horsepower, which was driven by a combination of the redeployment of certain previously idle compression units as well as the deployment of new compression units added to the fleet. The increase in horsepower utilization resulted from increased demand for our services, consistent with increased production levels in the basins in which we operate. The above-stated factors also drove the increase in average horsepower utilization for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022.
Horsepower utilization based on revenue-generating horsepower and fleet horsepower increased to 90.1% as of June 30, 2023, compared to 82.5% as of June 30, 2022. The increase in horsepower utilization based on revenue-generating horsepower and fleet horsepower primarily was driven by the redeployment of certain previously idle compression units as well as the deployment of new compression units added to the fleet. The increase in horsepower utilization based on revenue-generating horsepower and fleet horsepower resulted from increased demand for our services, consistent with increased production levels in the basins in which we operate. The above-stated factors also drove the increase in average horsepower utilization based on revenue-generating horsepower and fleet horsepower for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022.

Financial Results of Operations
Three months ended June 30, 2023, compared to the three months ended June 30, 2022
The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Increase
	2023	2022	(Decrease)
Revenues:
Contract operations	$196,982	$163,969	20.1%
Parts and service	4,102	3,605	13.8%
Related party	5,836	3,887	50.1%
Total revenues	206,920	171,461	20.7%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	69,922	55,158	26.8%
Depreciation and amortization	60,039	58,959	1.8%
Selling, general, and administrative	14,950	13,914	7.4%
Gain on disposition of assets	309	1,031	*
Impairment of compression equipment	10,273	—	*
Total costs and expenses	155,493	129,062	20.5%
Operating income	51,427	42,399	21.3%
Other income (expense):
Interest expense, net	(42,045)	(33,079)	27.1%
Gain on derivative instrument	14,550	—	*
Other	57	21	171.4%
Total other expense	(27,438)	(33,058)	(17.0)%
Net income before income tax expense	23,989	9,341	156.8%
Income tax expense	405	255	58.8%
Net income	$23,584	$9,086	159.6%
________________________________
*Not meaningful
Contract operations revenue. The $33.0 million increase in contract operations revenue for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily was due to (i) a 9.3% increase in average revenue-generating horsepower as a result of increased demand for our services, consistent with increased production levels in the basins in which we operate, (ii) an 8.4% increase in average revenue per revenue-generating horsepower per month, as a result of higher market-based rates on newly deployed and redeployed compression units, and CPI-based and other market-based price increases on existing customer contracts that occur as market conditions permit, and (iii) a $7.2 million increase in revenues attributable to natural gas compression station services and natural gas treating services.
Additionally, average revenue per revenue-generating horsepower per month associated with our compression services provided on a month-to-month basis did not differ significantly from the average revenue per revenue-generating horsepower per month associated with our compression services provided under contracts in their primary term during the period.
Parts and service revenue. The $0.5 million increase in parts and service revenue for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily was due to an increase in maintenance work performed on units at customer locations that are outside the scope of our core maintenance activities and that are offered as a convenience, and in directly reimbursable freight and crane charges that are the financial responsibility of the customers. Demand for retail parts and services fluctuates from period to period based on varying customer needs.
Related-party revenue. Related-party revenue was earned through related-party transactions that occur in the ordinary course of business with various affiliated entities of Energy Transfer. The $1.9 million increase in related-party revenue for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily was due to (i) an increase in revenues attributable to natural gas treating services driven by increased demand for these services from these entities, (ii)

increased average revenue-generating horsepower under contract with these entities, and (iii) increased average revenue per revenue-generating horsepower per month, consistent with the overall increase to our contract operations revenue.
Cost of operations, exclusive of depreciation and amortization. The $14.8 million increase in cost of operations, exclusive of depreciation and amortization, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily was due to (i) an $8.2 million increase in direct expenses, primarily driven by fluids and parts due to higher costs and increased usage associated with increased revenue-generating horsepower, (ii) a $3.0 million increase in direct labor costs due to increased headcount associated with increased revenue-generating horsepower and higher employee costs, (iii) a $1.5 million increase in outside maintenance costs due to greater use and higher costs of third-party labor during the current period, and (iv) a $1.0 million increase in retail parts and service expenses, for which a corresponding increase in parts and service revenue also occurred.
Depreciation and amortization expense. The $1.1 million increase in depreciation and amortization expense for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily was due to compression unit overhauls and new compression units placed in service to meet incremental demand from customers.
Selling, general, and administrative expense. The $1.0 million increase in selling, general, and administrative expense for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily was due to an increase in employee-related expenses driven by increased headcount and higher employee costs.
Impairment of compression equipment. The $10.3 million impairment of compression equipment for the three months ended June 30, 2023, primarily was the result of our evaluation of the future deployment of our idle fleet under then-existing market conditions. The primary circumstances supporting these impairments were: (i) unmarketability of certain compression units into the foreseeable future, (ii) excessive maintenance costs associated with certain fleet assets, and (iii) prohibitive retrofitting costs that likely would prevent certain compression units from securing customer acceptance. These compression units were written down to their estimated salvage values, if any.
As a result of our evaluation during the three months ended June 30, 2023, we retired 33 compression units, representing approximately 26,900 of aggregate horsepower, that previously were used to provide compression services in our business.
No impairment was recorded for the three months ended June 30, 2022.
Interest expense, net. The $9.0 million increase in interest expense, net for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily was due to increased borrowings and higher weighted-average interest rates under the Credit Agreement.
Average outstanding borrowings under the Credit Agreement were $745.1 million for the three months ended June 30, 2023, compared to $566.8 million for the three months ended June 30, 2022, and the weighted-average interest rate applicable to borrowings under the Credit Agreement was 7.63% and 3.59% for the three months ended June 30, 2023, and 2022, respectively.
Gain on derivative instrument. In April 2023, we entered into an interest-rate swap in which we pay a fixed interest rate and receive floating interest rate payments that are indexed to the one-month SOFR. The $14.6 million gain on derivative instrument for the three months ended June 30, 2023, resulted from the increase in fair value of the interest-rate swap due to an increase in the interest-rate forward curve during the current period. We had no derivative instruments outstanding for the three months ended June 30, 2022.

Six months ended June 30, 2023, compared to the six months ended June 30, 2022
The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Six Months Ended June 30,
	2023	2022	Increase
Revenues:
Contract operations	$385,521	$321,637	19.9%
Parts and service	7,980	5,531	44.3%
Related party	10,543	7,705	36.8%
Total revenues	404,044	334,873	20.7%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	136,587	108,890	25.4%
Depreciation and amortization	119,525	118,023	1.3%
Selling, general, and administrative	34,051	29,179	16.7%
Loss (gain) on disposition of assets	(67)	852	*
Impairment of compression equipment	11,464	432	*
Total costs and expenses	301,560	257,376	17.2%
Operating income	102,484	77,497	32.2%
Other income (expense):
Interest expense, net	(81,835)	(64,917)	26.1%
Gain on derivative instrument	14,550	—	*
Other	81	41	97.6%
Total other expense	(67,204)	(64,876)	3.6%
Net income before income tax expense	35,280	12,621	179.5%
Income tax expense	755	281	168.7%
Net income	$34,525	$12,340	179.8%
________________________________
*Not meaningful
Contract operations revenue. The $63.9 million increase in contract operations revenue for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily was due to (i) a 9.1% increase in average revenue-generating horsepower as a result of increased demand for our services, consistent with increased production levels in the basins in which we operate, (ii) an 8.2% increase in average revenue per revenue-generating horsepower per month, as a result of higher market-based rates on newly deployed and redeployed compression units, and CPI-based and other market-based price increases on existing customer contracts that occur as market conditions permit, and (iii) a $13.4 million increase in revenues attributable to natural gas compression station services and natural gas treating services.
Additionally, average revenue per revenue-generating horsepower per month associated with our compression services provided on a month-to-month basis did not differ significantly from the average revenue per revenue-generating horsepower per month associated with our compression services provided under contracts in their primary term during the period.
Parts and service revenue. The $2.4 million increase in parts and service revenue for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily was due to an increase in maintenance work performed on units at customer locations that are outside the scope of our core maintenance activities and that are offered as a convenience, and in directly reimbursable freight and crane charges that are the financial responsibility of the customers. Demand for retail parts and services fluctuates from period to period based on varying customer needs.
Related-party revenue. Related-party revenue was earned through related-party transactions that occur in the ordinary course of business with various affiliated entities of Energy Transfer. The $2.8 million increase in related-party revenue for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily was due to (i) an increase in revenues attributable to natural gas treating services driven by increased demand for these services from these entities, (ii) increased average revenue-generating horsepower under contract with these entities, and (iii) increased average revenue per revenue-generating horsepower per month, consistent with the overall increase to our contract operations revenue.

Cost of operations, exclusive of depreciation and amortization. The $27.7 million increase in cost of operations, exclusive of depreciation and amortization, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily was due to (i) a $15.6 million increase in direct expenses, primarily driven by fluids and parts due to higher costs and increased usage associated with increased revenue-generating horsepower, (ii) a $5.2 million increase in direct labor costs due to increased headcount associated with increased revenue-generating horsepower and higher employee costs, (iii) a $3.2 million increase in outside maintenance costs due to greater use and higher costs of third-party labor during the current period, and (iv) a $2.0 million increase in retail parts and service expenses, for which a corresponding increase in parts and service revenue also occurred.
Depreciation and amortization expense. The $1.5 million increase in depreciation and amortization expense for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily was due to compression unit overhauls and new compression units placed in service to meet incremental demand from customers.
Selling, general, and administrative expense. The $4.9 million increase in selling, general, and administrative expense for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily was due to (i) a $2.9 million increase in unit-based compensation expense, attributable to mark-to-market changes to our unit-based compensation liability that occurred as a result of changes to our per-unit trading price as of June 30, 2023, (ii) a $1.1 million increase in employee-related expenses driven by increased headcount and higher employee costs, and (iii) a $0.7 million reversal of previously recognized credit losses in the prior comparable period.
Impairment of compression equipment. The $11.5 million and $0.4 million impairments of compression equipment for the six months ended June 30, 2023, and 2022, respectively, primarily resulted from our evaluation of the future deployment of idle fleet assets under then-existing market conditions. The primary circumstances supporting these impairments were: (i) unmarketability of certain compression units into the foreseeable future, (ii) excessive maintenance costs associated with certain fleet assets, and (iii) prohibitive retrofitting costs that likely would prevent certain compression units from securing customer acceptance. These compression units were written down to their estimated salvage values, if any.
As a result of our evaluations during the six months ended June 30, 2023, and 2022, we retired 39 and 10 compression units, respectively, with approximately 35,600 and 1,400 aggregate horsepower, respectively, that previously were used to provide compression services in our business.
Interest expense, net. The $16.9 million increase in interest expense, net for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily was due to higher weighted-average interest rates and increased borrowings under the Credit Agreement.
The weighted-average interest rate applicable to borrowings under the Credit Agreement was 7.40% and 3.21% for the six months ended June 30, 2023, and 2022, respectively, and average outstanding borrowings under the Credit Agreement were $707.7 million and $553.5 million for the six months ended June 30, 2023, and 2022, respectively.
Gain on derivative instrument. In April 2023, we entered into an interest-rate swap in which we pay a fixed interest rate and receive floating interest rate payments that are indexed to the one-month SOFR. The $14.6 million gain on derivative instrument for the six months ended June 30, 2023, resulted from the increase in fair value of the interest-rate swap due to an increase in the interest-rate forward curve during the current period. We had no derivative instruments outstanding for the six months ended June 30, 2022.
Income tax expense. The $0.5 million increase in income tax expense for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily was related to taxes associated with the Texas Margin Tax.

Other Financial Data
The following table summarizes other financial data for the periods presented (dollars in thousands):

Other Financial Data: (1)	Three Months Ended June 30,				Increase	Six Months Ended June 30,				Increase
	2023		2022		(Decrease)	2023		2022		(Decrease)
Gross margin	$76,959		$57,344		34.2%	$147,932		$107,960		37.0%
Adjusted gross margin	$136,998		$116,303		17.8%	$267,457		$225,983		18.4%
Adjusted gross margin percentage (2)	66.2%		67.8%		(1.6)%	66.2%		67.5%		(1.3)%
Adjusted EBITDA	$124,998		$105,408		18.6%	$243,159		$203,831		19.3%
Adjusted EBITDA percentage (2)	60.4%		61.5%		(1.1)%	60.2%		60.9%		(0.7)%
DCF	$67,038		$55,576		20.6%	$129,651		$105,722		22.6%
DCF Coverage Ratio	1.30	x	1.08	x	20.4%	1.26	x	1.03	x	22.3%
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
Gross margin. The $19.6 million increase in gross margin for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, was due to (i) a $35.5 million increase in revenues, partially offset by (ii) a $14.8 million increase in cost of operations, exclusive of depreciation and amortization, and (iii) a $1.1 million increase in depreciation and amortization.
The $40.0 million increase in gross margin for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was due to (i) a $69.2 million increase in revenues, partially offset by (ii) a $27.7 million increase in cost of operations, exclusive of depreciation and amortization, and (iii) a $1.5 million increase in depreciation and amortization.
Adjusted gross margin and Adjusted gross margin percentage. The $20.7 million increase in Adjusted gross margin for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, was due to a $35.5 million increase in revenues, partially offset by a $14.8 million increase in cost of operations, exclusive of depreciation and amortization.
The $41.5 million increase in Adjusted gross margin for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was due to a $69.2 million increase in revenues, offset by a $27.7 million increase in cost of operations, exclusive of depreciation and amortization.
The 1.6% and 1.3% decreases in Adjusted gross margin percentage for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, respectively, primarily were due to the inflation-driven increase in cost of operations, exclusive of depreciation and amortization, that preceded related CPI-based and other market-based price increases on customer contracts that occur as market conditions permit.
Adjusted EBITDA and Adjusted EBITDA percentage. The $19.6 million increase in Adjusted EBITDA for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily was due to a $20.7 million increase in Adjusted gross margin, partially offset by a $1.2 million increase in selling, general, and administrative expenses, excluding unit-based compensation expense and severance charges.
The $39.3 million increase in Adjusted EBITDA for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily was due to a $41.5 million increase in Adjusted gross margin, partially offset by a $2.2 million increase in selling, general and administrative expenses, excluding unit-based compensation expense, severance charges, and transaction expenses.
The 1.1% and 0.7% decreases in Adjusted EBITDA percentage for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, respectively, primarily were due to the inflation-driven increase in cost of operations, exclusive of depreciation and amortization, that preceded related CPI-based and other market-based price increases on customer contracts that occur as market conditions permit.
DCF. The $11.5 million increase in DCF for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily was due to (i) a $20.7 million increase in Adjusted gross margin and (ii) a $1.2 million increase in cash received on derivative instrument, partially offset by (iii) a $9.0 million increase in cash interest expense, net and (iv) a $1.2 million increase in selling, general, and administrative expenses, excluding unit-based compensation expense and severance charges.
The $23.9 million increase in DCF for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily was due to (i) a $41.5 million increase in Adjusted gross margin and (ii) a $1.2 million increase in cash received on derivative instrument, partially offset by (iii) a $16.9 million increase in cash interest expense, net and (iv) a $2.2 million increase in selling, general and administrative expenses, excluding unit-based compensation expense, severance charges, and transaction expenses.
DCF Coverage Ratio. The increase in DCF Coverage Ratio for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, was due to the increase in DCF, partially offset by increased distributions due to an increase in the number of outstanding common units.
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
We classify capital expenditures as maintenance or expansion on an individual-asset basis. Over the long term, we expect that our maintenance capital expenditure requirements will continue to increase as the overall size and age of our fleet increases. Our aggregate maintenance capital expenditures for the six months ended June 30, 2023, and 2022, were $11.4 million and $12.0 million, respectively. We currently plan to spend approximately $25.0 million in maintenance capital expenditures for the year 2023, including parts consumed from inventory.
Without giving effect to any equipment that we may acquire pursuant to any future acquisitions, we currently plan to spend between $260.0 million and $270.0 million in expansion capital expenditures for the year 2023. Our expansion capital expenditures for the six months ended June 30, 2023, and 2022, were $122.8 million and $52.3 million, respectively.
As of June 30, 2023, we had binding commitments to purchase $121.4 million worth of additional compression units and serialized parts, all of which is expected to be settled within the next twelve months and $95.7 million of which is expected to be settled by year-end 2023.

Cash Flows
The following table summarizes our sources and uses of cash for the six months ended June 30, 2023, and 2022, (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$130,209	$129,282
Net cash used in investing activities	(105,309)	(42,870)
Net cash used in financing activities	(24,904)	(86,412)
Net cash provided by operating activities. The $0.9 million increase in net cash provided by operating activities for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily was due to (i) a $41.5 million increase in Adjusted gross margin, partially offset by (ii) a $20.7 million increase in inventory purchases and (iii) a $17.9 million increase in cash paid for interest expense, net of capitalized amounts.
Net cash used in investing activities. The $62.4 million increase in net cash used in investing activities for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily was due to a $62.6 million increase in capital expenditures, for purchases of new compression units, reconfiguration costs, and other equipment.
Net cash used in financing activities. The $61.5 million decrease in net cash used in financing activities for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily was due to a $62.2 million increase in net borrowings under the Credit Agreement.
Revolving Credit Facility
As of June 30, 2023, we had outstanding borrowings under the Credit Agreement of $750.4 million, $849.6 million of availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $327.6 million. As of June 30, 2023, we were in compliance with all of our covenants under the Credit Agreement.
As of July 27, 2023, we had outstanding borrowings under the Credit Agreement of $765.0 million.
For a more detailed description of the Credit Agreement, see Note 8 to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this report and Note 9 to the consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” included in our 2022 Annual Report.
Senior Notes
As of June 30, 2023, we had $725.0 million and $750.0 million aggregate principal amount outstanding on our Senior Notes 2026 and Senior Notes 2027, respectively.
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
Derivative Instrument
In April 2023, we entered into an interest-rate swap to manage interest-rate risk associated with the floating-rate Credit Agreement. See Note 7 to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this report for additional information on the interest-rate swap.

DRIP
During the six months ended June 30, 2023, distributions of $1.0 million were reinvested under the DRIP resulting in the issuance of 50,800 common units. Such distributions are treated as non-cash transactions in the accompanying unaudited condensed consolidated statements of cash flows included under Part I, Item 1 “Financial Statements” of this report.
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
The following table reconciles Adjusted gross margin to gross margin, its most directly comparable GAAP financial measure, for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total revenues	$206,920	$171,461	$404,044	$334,873
Cost of operations, exclusive of depreciation and amortization	(69,922)	(55,158)	(136,587)	(108,890)
Depreciation and amortization	(60,039)	(58,959)	(119,525)	(118,023)
Gross margin	$76,959	$57,344	$147,932	$107,960
Depreciation and amortization	60,039	58,959	119,525	118,023
Adjusted gross margin	$136,998	$116,303	$267,457	$225,983
Adjusted EBITDA
We define EBITDA as net income (loss) before net interest expense, depreciation and amortization expense, and income tax expense (benefit). We define Adjusted EBITDA as EBITDA plus impairment of compression equipment, impairment of goodwill, interest income on capital leases, unit-based compensation expense (benefit), severance charges, certain transaction expenses, loss (gain) on disposition of assets, loss (gain) on derivative instrument, and other. We view Adjusted EBITDA as one of management’s primary tools for evaluating our results of operations, and we track this item on a monthly basis as an absolute amount and as a percentage of revenue compared to the prior month, year-to-date, prior year, and budget. Adjusted EBITDA is used as a supplemental financial measure by our management and external users of our financial statements, such as investors and commercial banks, to assess:
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
The following table reconciles Adjusted EBITDA to net income and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$23,584	$9,086	$34,525	$12,340
Interest expense, net	42,045	33,079	81,835	64,917
Depreciation and amortization	60,039	58,959	119,525	118,023
Income tax expense	405	255	755	281
EBITDA	$126,073	$101,379	$236,640	$195,561
Unit-based compensation expense (1)	2,849	2,998	9,628	6,708
Transaction expenses (2)	—	—	—	27
Severance charges	44	—	44	251
Loss (gain) on disposition of assets	309	1,031	(67)	852
Gain on derivative instrument	(14,550)	—	(14,550)	—
Impairment of compression equipment (3)	10,273	—	11,464	432
Adjusted EBITDA	$124,998	$105,408	$243,159	$203,831
Interest expense, net	(42,045)	(33,079)	(81,835)	(64,917)
Non-cash interest expense	1,819	1,815	3,641	3,637
Income tax expense	(405)	(255)	(755)	(281)
Transaction expenses	—	—	—	(27)
Severance charges	(44)	—	(44)	(251)
Cash received on derivative instrument	1,216	—	1,216	—
Other	34	(179)	19	(883)
Changes in operating assets and liabilities	2,298	20,518	(35,192)	(11,827)
Net cash provided by operating activities	$87,871	$94,228	$130,209	$129,282
________________________________
(1)For the three and six months ended June 30, 2023, unit-based compensation expense included $1.1 million and $2.2 million, respectively, of cash payments related to quarterly payments of DERs on outstanding phantom unit awards. For the three and six months ended June 30, 2022, unit-based compensation expense included $1.2 million and $2.3 million, respectively, of cash payments related to quarterly payments of DERs on outstanding phantom unit awards. The remainder of unit-based compensation expense for all periods was related to non-cash adjustments to the unit-based compensation liability.
(2)Represents certain expenses related to potential and completed transactions and other items. We believe it is useful to investors to exclude these expenses.
(3)Represents non-cash charges incurred to decrease the carrying value of long-lived assets with recorded values that are not expected to be recovered through future cash flows.

Distributable Cash Flow
We define DCF as net income (loss) plus non-cash interest expense, non-cash income tax expense (benefit), depreciation and amortization expense, unit-based compensation expense (benefit), impairment of compression equipment, impairment of goodwill, certain transaction expenses, severance charges, loss (gain) on disposition of assets, change in fair value of derivative instrument, proceeds from insurance recovery, and other, less distributions on Preferred Units and maintenance capital expenditures.
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

The following table reconciles DCF to net income and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$23,584	$9,086	$34,525	$12,340
Non-cash interest expense	1,819	1,815	3,641	3,637
Depreciation and amortization	60,039	58,959	119,525	118,023
Non-cash income tax expense (benefit)	34	21	19	(183)
Unit-based compensation expense (1)	2,849	2,998	9,628	6,708
Transaction expenses (2)	—	—	—	27
Severance charges	44	—	44	251
Loss (gain) on disposition of assets	309	1,031	(67)	852
Change in fair value of derivative instrument	(13,334)	—	(13,334)	—
Impairment of compression equipment (3)	10,273	—	11,464	432
Distributions on Preferred Units	(12,188)	(12,188)	(24,375)	(24,375)
Maintenance capital expenditures (4)	(6,391)	(6,146)	(11,419)	(11,990)
DCF	$67,038	$55,576	$129,651	$105,722
Maintenance capital expenditures	6,391	6,146	11,419	11,990
Transaction expenses	—	—	—	(27)
Severance charges	(44)	—	(44)	(251)
Distributions on Preferred Units	12,188	12,188	24,375	24,375
Other	—	(200)	—	(700)
Changes in operating assets and liabilities	2,298	20,518	(35,192)	(11,827)
Net cash provided by operating activities	$87,871	$94,228	$130,209	$129,282
________________________________
(1)For the three and six months ended June 30, 2023, unit-based compensation expense included $1.1 million and $2.2 million, respectively, of cash payments related to quarterly payments of DERs on outstanding phantom unit awards. For the three and six months ended June 30, 2022, unit-based compensation expense included $1.2 million and $2.3 million, respectively, of cash payments related to quarterly payments of DERs on outstanding phantom unit awards. The remainder of unit-based compensation expense for all periods was related to non-cash adjustments to the unit-based compensation liability.
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
DCF Coverage Ratio
DCF Coverage Ratio is defined as the period’s DCF divided by distributions declared to common unitholders in respect of such period. We believe DCF Coverage Ratio is an important measure of operating performance because it permits management, investors, and others to assess our ability to pay distributions to common unitholders out of the cash flows that we generate. Our DCF Coverage Ratio, as presented, may not be comparable to similarly titled measures of other companies.

The following table summarizes our DCF Coverage Ratio for the periods presented (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
DCF	$67,038		$55,576		$129,651		$105,722

Distributions for DCF Coverage Ratio (1)	$51,596		$51,419		$103,181		$102,542

DCF Coverage Ratio	1.30	x	1.08	x	1.26	x	1.03	x
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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to any natural gas or crude oil in connection with our rendered services, and accordingly, we do not bear direct exposure to fluctuating commodity prices. However, the demand for our compression services depends on the continued demand for, and production of, natural gas and crude oil. Sustained low natural gas or crude oil prices over the long term could result in a decline in the production of natural gas or crude oil, which could result in reduced demand for our compression services. We do not intend to hedge our indirect exposure to fluctuating commodity prices. A one percent decrease in average revenue-generating horsepower during the six months ended June 30, 2023, would result in an annual decrease of approximately $7.4 million and $4.9 million in our revenue and Adjusted gross margin, respectively. Adjusted gross margin is a non-GAAP financial measure. For a reconciliation of Adjusted gross margin to gross margin, its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” of this report.
Interest Rate Risk
We are exposed to market risk due to variable interest rates under the Credit Agreement.
As of June 30, 2023, we had $750.4 million of variable-rate indebtedness outstanding at a weighted-average interest rate of 7.74%. Based on our June 30, 2023 variable-rate indebtedness outstanding, a one percent increase or decrease in the effective interest rate would result in an annual increase or decrease, respectively, in our interest expense of approximately $7.5 million.
In April 2023, we entered into an interest-rate swap to manage interest-rate risk associated with the floating-rate Credit Agreement. The interest-rate swap’s notional principal amount is $700 million and has a mandatory termination date in April 2025. Under the interest-rate swap, we pay a fixed interest rate of 3.785% and receive floating interest rate payments that are indexed to the one-month SOFR. A one percent increase or decrease in the SOFR interest-rate forward curve would result in an increase or decrease, respectively, in the fair value of this interest-rate swap of $13.0 million, prior to any discount factors or credit valuation adjustments.
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

ITEM 4.    Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023, at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1.    Legal Proceedings
From time to time, we and our subsidiaries may be involved in various claims, proceedings, and litigation arising in the ordinary course of business. In management’s opinion, the resolution of such matters is not expected to have a material adverse effect on our consolidated financial position, results of operations, or cash flows. See “Tax Contingencies” in Note 13 to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this report for more information on certain of these proceedings.
ITEM 1A.    Risk Factors
Security holders and potential investors in our securities should carefully consider the risk factors set forth in Part I, Item 1A “Risk Factors” of our 2022 Annual Report, in Part II, Item 1A “Risk Factors” in our Quarterly Report for the quarter ended March 31, 2023, and in subsequent filings we make with the SEC. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.
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
101.1*
The following materials from USA Compression Partners, LP’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) our unaudited condensed consolidated balance sheets as of June 30, 2023, and December 31, 2022, (ii) our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2023, and 2022, (iii) our unaudited condensed consolidated statements of changes in partners’ capital (deficit) for the six months ended June 30, 2023, and 2022, (iv) our unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2023, and 2022, and (v) the related notes to our unaudited condensed consolidated financial statements.

104*	The cover page from this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, formatted in Inline XBRL (included with Exhibit 101.1)
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

August 1, 2023	USA COMPRESSION PARTNERS, LP

	By:	USA Compression GP, LLC its General Partner

	By:	/s/ Michael C. Pearl
Michael C. Pearl
Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

	By:	/s/ G. Tracy Owens
G. Tracy Owens
Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)