Form 10-Q
period 2023-09-30
USA Compression Partners, LP
filed 2023-10-31
CIK 1522727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of October 26, 2023, there were 98,299,245 common units outstanding.

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

ii

PART I.  FINANCIAL INFORMATION
ITEM 1.    Financial Statements
USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except unit amounts)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$6	$35
Accounts receivable, net of allowances for credit losses of $784 and $1,164, respectively	96,888	83,822
Related-party receivables	449	52
Inventories	106,457	93,754
Derivative instrument	10,730	—
Prepaid expenses and other assets	9,157	8,784
Total current assets	223,687	186,447
Property and equipment, net	2,198,137	2,172,924
Lease right-of-use assets	17,538	18,195
Derivative instrument, long term	3,513	—
Identifiable intangible assets, net	252,997	275,032
Other assets	10,542	13,126
Total assets	$2,706,414	$2,665,724
Liabilities, Preferred Units, and Partners’ Deficit
Current liabilities:
Accounts payable	$37,030	$35,303
Accrued liabilities	77,593	76,016
Deferred revenue	63,053	62,345
Total current liabilities	177,676	173,664
Long-term debt, net	2,276,449	2,106,649
Operating lease liabilities	15,119	16,146
Other liabilities	10,482	8,255
Total liabilities	2,479,726	2,304,714
Commitments and contingencies
Preferred Units	477,309	477,309
Partners’ deficit:
Common units, 98,299,245 and 98,227,656 units issued and outstanding, respectively	(259,433)	(125,111)
Warrants	8,812	8,812
Total partners’ deficit	(250,621)	(116,299)
Total liabilities, Preferred Units, and partners’ deficit	$2,706,414	$2,665,724
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Contract operations	$204,716	$171,019	$590,237	$492,656
Parts and service	7,153	4,901	15,133	10,432
Related party	5,216	3,693	15,759	11,398
Total revenues	217,085	179,613	621,129	514,486
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	74,928	59,453	211,515	168,343
Depreciation and amortization	64,101	58,772	183,626	176,795
Selling, general, and administrative	20,085	14,663	54,136	43,842
Loss (gain) on disposition of assets	(3,865)	1,118	(3,932)	1,970
Impairment of compression equipment	882	504	12,346	936
Total costs and expenses	156,131	134,510	457,691	391,886
Operating income	60,954	45,103	163,438	122,600
Other income (expense):
Interest expense, net	(43,257)	(35,142)	(125,092)	(100,059)
Gain on derivative instrument	3,437	—	17,987	—
Other	23	27	104	68
Total other expense	(39,797)	(35,115)	(107,001)	(99,991)
Net income before income tax expense	21,157	9,988	56,437	22,609
Income tax expense	255	376	1,010	657
Net income	20,902	9,612	55,427	21,952
Less: distributions on Preferred Units	(12,188)	(12,188)	(36,563)	(36,563)
Net income (loss) attributable to common unitholders’ interests	$8,714	$(2,576)	$18,864	$(14,611)

Weighted-average common units outstanding – basic	98,292	97,968	98,270	97,689

Weighted-average common units outstanding – diluted	100,263	97,968	99,915	97,689

Basic net income (loss) per common unit	$0.09	$(0.03)	$0.19	$(0.15)

Diluted net income (loss) per common unit	$0.09	$(0.03)	$0.19	$(0.15)

Distributions declared per common unit for respective periods	$0.525	$0.525	$1.575	$1.575
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Changes in Partners’ Capital (Deficit)
(in thousands, except per unit amounts)

	For the Nine Months Ended September 30, 2023
	Common units	Warrants	Total
Partners’ capital (deficit) ending balance, December 31, 2022	$(125,111)	$8,812	$(116,299)
Distributions and DERs, $0.525 per unit	(51,602)	—	(51,602)
Issuance of common units under the DRIP	617	—	617
Unit-based compensation for equity-classified awards	69	—	69
Net loss attributable to common unitholders’ interests	(1,246)	—	(1,246)
Partners’ capital (deficit) ending balance, March 31, 2023	(177,273)	8,812	(168,461)
Distributions and DERs, $0.525 per unit	(51,617)	—	(51,617)
Issuance of common units under the DRIP	423	—	423
Unit-based compensation for equity-classified awards	69	—	69
Net income attributable to common unitholders’ interests	11,396	—	11,396
Partners’ capital (deficit) ending balance, June 30, 2023	(217,002)	8,812	(208,190)
Distributions and DERs, $0.525 per unit	(51,628)	—	(51,628)
Issuance of common units under the DRIP	414	—	414
Unit-based compensation for equity classified awards	69	—	69
Net income attributable to common unitholders’ interests	8,714	—	8,714
Partners’ capital (deficit) ending balance, September 30, 2023	$(259,433)	$8,812	$(250,621)

	For the Nine Months Ended September 30, 2022
	Common units	Warrants	Total
Partners’ capital ending balance, December 31, 2021	$87,129	$13,979	$101,108
Distributions and DERs, $0.525 per unit	(51,137)	—	(51,137)
Issuance of common units under the DRIP	516	—	516
Unit-based compensation for equity-classified awards	64	—	64
Net loss attributable to common unitholders’ interests	(8,933)	—	(8,933)
Partners’ capital ending balance, March 31, 2022	27,639	13,979	41,618
Distributions and DERs, $0.525 per unit	(51,154)	—	(51,154)
Issuance of common units under the DRIP	508	—	508
Unit-based compensation for equity-classified awards	65	—	65
Exercise and conversion of warrants into common units	5,167	(5,167)	—
Net loss attributable to common unitholders’ interests	(3,102)	—	(3,102)
Partners’ capital (deficit) ending balance, June 30, 2022	(20,877)	8,812	(12,065)
Vesting of phantom units	408	—	408
Distributions and DERs, $0.525 per unit	(51,450)	—	(51,450)
Issuance of common units under the DRIP	553	—	553
Unit-based compensation for equity classified awards	64	—	64
Net loss attributable to common unitholders’ interests	(2,576)	—	(2,576)
Partners’ capital (deficit) ending balance, September 30, 2022	$(73,878)	$8,812	$(65,066)
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$55,427	$21,952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	183,626	176,795
Provision for expected credit losses	—	(700)
Amortization of debt issuance costs	5,460	5,451
Unit-based compensation expense	17,652	9,716
Deferred income tax benefit	(46)	(216)
Loss (gain) on disposition of assets	(3,932)	1,970
Change in fair value of derivative instrument	(14,243)	—
Impairment of compression equipment	12,346	936
Changes in assets and liabilities:
Accounts receivable and related-party receivables, net	(13,462)	34,271
Inventories	(51,875)	(20,708)
Prepaid expenses and other current assets	(374)	(2,746)
Other assets	3,165	2,515
Accounts payable	(368)	5,383
Accrued liabilities and deferred revenue	(13,095)	(56,128)
Net cash provided by operating activities	180,281	178,491
Cash flows from investing activities:
Capital expenditures, net	(159,048)	(88,061)
Proceeds from disposition of property and equipment	5,122	1,049
Proceeds from insurance recovery	535	597
Net cash used in investing activities	(153,391)	(86,415)
Cash flows from financing activities:
Proceeds from revolving credit facility	798,424	623,443
Payments on revolving credit facility	(631,305)	(521,396)
Cash paid related to net settlement of unit-based awards	—	(1,055)
Cash distributions on common units	(156,740)	(155,554)
Cash distributions on Preferred Units	(36,563)	(36,563)
Deferred financing costs	(379)	(549)
Other	(356)	(396)
Net cash used in financing activities	(26,919)	(92,070)
Increase (decrease) in cash and cash equivalents	(29)	6
Cash and cash equivalents, beginning of period	35	—
Cash and cash equivalents, end of period	$6	$6

Supplemental cash flow information:
Cash paid for interest, net of capitalized amounts	$145,697	$118,557
Cash paid for income taxes	$1,146	$887
Supplemental non-cash transactions:
Non-cash distributions to certain common unitholders (DRIP)	$1,454	$1,577
Transfers from inventories to property and equipment, net	$39,027	$14,392
Changes in capital expenditures included in accounts payable and accrued liabilities	$2,681	$12,022
Changes in financing costs included in accounts payable and accrued liabilities	$6	$(265)
Exercise and conversion of warrants into common units	$—	$5,167
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
In the opinion of our management, financial information presented herein reflects all normal recurring adjustments necessary for the fair presentation of these interim unaudited condensed consolidated financial statements in accordance with GAAP. Operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with SEC rules and regulations. Therefore, these interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2022, filed on February 14, 2023 (our “2022 Annual Report”).
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
Capitalized interest is calculated by multiplying our monthly effective interest rate on outstanding variable-rate indebtedness by the amount of qualifying costs, which include upfront payments to acquire certain compression units. Capitalized interest was $0.2 million and $0.8 million for the three and nine months ended September 30, 2023, respectively, and $0.3 million and $0.6 million for the three and nine months ended September 30, 2022, respectively.
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
Refer to Note 5 for more detailed information about impairment charges during the three and nine months ended September 30, 2023, and 2022.
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
As of September 30, 2023, and December 31, 2022, our financial instruments primarily consisted of cash and cash equivalents, trade accounts receivable, trade accounts payable, long-term debt, and, as of September 30, 2023, a derivative instrument. The book values of cash and cash equivalents, trade accounts receivable, and trade accounts payable are representative of fair value due to their short-term maturities. Our revolving credit facility applies floating interest rates to amounts drawn under the facility; therefore, the carrying amount of our revolving credit facility approximates its fair value.
The fair value of our Senior Notes 2026 and Senior Notes 2027 were estimated using quoted prices in inactive markets and are considered Level 2 measurements. The following table summarizes the aggregate principal amount and fair value of our Senior Notes 2026 and Senior Notes 2027 (in thousands):

	September 30, 2023	December 31, 2022
Senior Notes 2026, aggregate principal	$725,000	$725,000
Fair value of Senior Notes 2026	708,688	706,875
Senior Notes 2027, aggregate principal	750,000	750,000
Fair value of Senior Notes 2027	720,938	725,625
The fair value of our derivative instrument, which is an interest-rate swap, was estimated based on inputs from actively quoted public markets, including interest-rate forward curves, and is considered a Level 2 measurement. The following table summarizes the gross fair value of our interest-rate swap (in thousands):

	September 30, 2023	December 31, 2022
Interest-rate swap	$14,243	$—
See Note 7 below for additional information on the interest-rate swap.

Operating Segment
We operate in a single business segment, the compression services business.
(3) Trade Accounts Receivable
The allowance for credit losses, which was $0.8 million and $1.2 million at September 30, 2023 and December 31, 2022, respectively, represents our best estimate of the amount of probable credit losses included within our existing accounts receivable balance.
The following summarizes activity within our trade accounts receivable allowance for credit losses balance (in thousands):

Allowance for Credit Losses
Balance as of December 31, 2022	$1,164
Write-offs charged against the allowance	(462)
Recoveries collected	82
Balance as of September 30, 2023	$784
For the nine months ended September 30, 2022, we recognized a reversal of $0.7 million to our provision for expected credit losses. Favorable market conditions for customers, attributable to sustained increases in commodity prices, was the primary factor supporting the recorded decrease to the allowance for credit losses for the nine months ended September 30, 2022. No change to our provision for expected credit losses was recognized for the three months ended September 30, 2022.
(4)  Inventories
Components of inventories are as follows (in thousands):

	September 30, 2023	December 31, 2022
Serialized parts	$52,515	$46,923
Non-serialized parts	53,942	46,831
Total inventories	$106,457	$93,754
(5)  Property and Equipment and Identifiable Intangible Assets
Property and Equipment
Property and equipment consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Compression and treating equipment	$3,813,438	$3,658,000
Computer equipment	32,811	34,941
Automobiles and vehicles	43,031	34,947
Leasehold improvements	9,343	8,997
Buildings	3,464	3,464
Furniture and fixtures	843	795
Land	77	77
Total property and equipment, gross	3,903,007	3,741,221
Less: accumulated depreciation and amortization	(1,704,870)	(1,568,297)
Total property and equipment, net	$2,198,137	$2,172,924

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Compression and treating equipment, acquired new	25 years
Compression and treating equipment, acquired used	5 - 25 years
Furniture and fixtures	3 - 10 years
Vehicles and computer equipment	1 - 10 years
Buildings	5 years
Leasehold improvements	5 years
Depreciation expense on property and equipment and loss (gain) on disposition of assets were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Depreciation expense	$56,756	$51,427	$161,591	$154,761
Loss (gain) on disposition of assets	(3,865)	1,118	(3,932)	1,970
On a quarterly basis, we evaluate the future deployment of our idle fleet assets under current market conditions. For the three and nine months ended September 30, 2023, we retired three and 42 compression units, respectively, representing approximately 2,100 and 37,700 of aggregate horsepower, respectively, that previously were used to provide compression services in our business. As a result, we recorded impairments of compression equipment of $0.9 million and $12.3 million for the three and nine months ended September 30, 2023, respectively.
For the three and nine months ended September 30, 2022, we retired two and 12 compression units, respectively, representing approximately 1,100 and 2,500 of aggregate horsepower, respectively, that previously were used to provide compression services in our business. As a result, we recorded impairments of compression equipment of $0.5 million and $0.9 million for the three and nine months ended September 30, 2022, respectively.
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
Identifiable Intangible Assets
Identifiable intangible assets, net consisted of the following (in thousands):

	Customer Relationships	Trade Names	Total
Net balance as of December 31, 2022	$250,744	$24,288	$275,032
Amortization expense	(19,579)	(2,456)	(22,035)
Net balance as of September 30, 2023	$231,165	$21,832	$252,997
Accumulated amortization of intangible assets was $297.7 million and $275.6 million as of September 30, 2023, and December 31, 2022, respectively.
(6)  Other Current Liabilities
Components of other current liabilities included the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued interest expense	$6,799	$32,763
Accrued payroll and benefits	13,385	6,474
Accrued unit-based compensation liability	31,842	17,743
Accrued capital expenditures	12,709	10,028

(7) Derivative Instrument
In April 2023, we entered into an interest-rate swap to manage interest-rate risk associated with the floating-rate Credit Agreement. The interest-rate swap’s notional principal amount is $700 million and has a termination date in April 2025. Under the interest-rate swap, we pay a fixed interest rate of 3.785% and receive floating interest-rate payments that are indexed to the one-month SOFR.
We do not apply hedge accounting to our currently outstanding derivative. Our derivative is carried on the unaudited condensed consolidated balance sheets at fair value and is classified as current or long-term depending on the expected timing of settlement, and gains and losses associated with the derivative instrument are recognized currently in gain on derivative instrument within the unaudited condensed consolidated statements of operations. Cash flows related to cash settlements for the periods presented are classified as operating activities within the unaudited condensed consolidated statements of cash flows.
The following table summarizes the location and fair value of our derivative instrument on our unaudited condensed consolidated balance sheets (in thousands):

Balance Sheet Classification	September 30, 2023	December 31, 2022
Derivative instrument	$10,730	$—
Derivative instrument, long term	3,513	—
The following table summarizes the location and amounts recognized related to our derivative instrument within our unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Classification	2023	2022	2023	2022
Gain on derivative instrument	$3,437	$—	$17,987	$—
(8)  Long-term Debt
Our long-term debt, of which there is no current portion, consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Senior Notes 2026, aggregate principal	$725,000	$725,000
Senior Notes 2027, aggregate principal	750,000	750,000
Less: deferred financing costs, net of amortization	(11,626)	(14,307)
Total senior notes, net	1,463,374	1,460,693
Revolving credit facility	813,075	645,956
Total long-term debt, net	$2,276,449	$2,106,649
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
As of September 30, 2023, we had outstanding borrowings under the Credit Agreement of $813.1 million, $786.9 million of availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $434.3 million. Our weighted-average interest rate in effect for all borrowings under the Credit Agreement for the nine months ended September 30, 2023, was 7.57%, and our weighted-average interest rate under the Credit Agreement as of September 30,

2023, was 7.99%. There were no letters of credit issued under the Credit Agreement as of September 30, 2023. We pay an annualized commitment fee of 0.375% on the unused portion of the aggregate commitment.
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
•a ratio of total secured indebtedness to EBITDA not greater than 3.0 to 1.0 or less than 0.0 to 1.0, determined as of the last day of each fiscal quarter, with EBITDA annualized for the most-recent fiscal quarter; and
•a maximum funded debt-to-EBITDA ratio, defined in the Credit Agreement as the Total Leverage Ratio, determined as of the last day of each fiscal quarter with EBITDA annualized for the most-recent fiscal quarter, of (i) 5.50 to 1.00 through the third quarter of 2023 and (ii) 5.25 to 1.00 thereafter. In addition, the Partnership may increase the applicable ratio by 0.25 for any fiscal quarter during which a Specified Acquisition (as defined in the Credit Agreement) occurs and for the following two fiscal quarters, but in no event shall the maximum ratio exceed 5.50 to 1.00 for any fiscal quarter as a result of such increase.
As of September 30, 2023, we were in compliance with all of our covenants under the Credit Agreement.
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
The indenture governing the Senior Notes 2026 (the “2026 Indenture”) contains certain financial covenants that we must comply with in order to make certain restricted payments as described in the 2026 Indenture. As of September 30, 2023, we were in compliance with such financial covenants under the 2026 Indenture.
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
The indenture governing the Senior Notes 2027 (the “2027 Indenture”) contains certain financial covenants that we must comply with in order to make certain restricted payments as described in the 2027 Indenture. As of September 30, 2023, we were in compliance with such financial covenants under the 2027 Indenture.
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
(9)  Preferred Units
We had 500,000 Preferred Units outstanding as of September 30, 2023 and December 31, 2022, respectively, with a face value of $1,000 per Preferred Unit.
The Preferred Units rank senior to our common units with respect to distributions and liquidation rights. The holders of the Preferred Units are entitled to receive cumulative quarterly cash distributions equal to $24.375 per Preferred Unit.
We have declared and paid per-unit quarterly cash distributions to the holders of the Preferred Units of record as follows:

Payment Date	Distribution per Preferred Unit
February 4, 2022	$24.375
May 6, 2022	24.375
August 5, 2022	24.375
November 4, 2022	24.375
Total 2022 distributions	$97.50

February 3, 2023	$24.375
May 5, 2023	24.375
August 4, 2023	24.375
Total 2023 distributions	$73.125
Announced Quarterly Distribution
On October 12, 2023, we declared a cash distribution of $24.375 per unit on our Preferred Units. The distribution will be paid on November 3, 2023, to the holders of the Preferred Units of record as of the close of business on October 23, 2023.
Changes in the Preferred Units’ balance are as follows (in thousands):

Preferred Units
Balance as of December 31, 2022	$477,309
Net income allocated to Preferred Units	36,563
Cash distributions on Preferred Units	(36,563)
Balance as of September 30, 2023	$477,309
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
(10) Partners’ Deficit
Common Units
The change in common units outstanding was as follows:

Common Units Outstanding
Number of common units outstanding, December 31, 2022	98,227,656
Issuance of common units under the DRIP	71,589
Number of common units outstanding, September 30, 2023	98,299,245
As of September 30, 2023, Energy Transfer held 46,056,228 common units, including 8,000,000 common units held by the General Partner and controlled by Energy Transfer.
Cash Distributions
We have declared and paid per-unit quarterly distributions to our limited partner unitholders of record, including holders of our common and phantom units, as follows (dollars in millions, except distribution per unit):

Payment Date	Distribution per Limited Partner Unit	Amount Paid to Common Unitholders	Amount Paid to Phantom Unitholders	Total Distribution
February 4, 2022	$0.525	$51.1	$1.2	$52.3
May 6, 2022	0.525	51.1	1.2	52.3
August 5, 2022	0.525	51.4	1.1	52.5
November 4, 2022	0.525	51.5	1.0	52.5
Total 2022 distributions	$2.10	$205.1	$4.5	$209.6

February 3, 2023	$0.525	$51.6	$1.1	$52.7
May 5, 2023	0.525	51.6	1.1	52.7
August 4, 2023	0.525	51.6	1.2	52.8
Total 2023 distributions	$1.575	$154.8	$3.4	$158.2
Announced Quarterly Distribution
On October 12, 2023, we announced a cash distribution of $0.525 per unit on our common units. The distribution will be paid on November 3, 2023, to common unitholders of record as of the close of business on October 23, 2023.
DRIP
During the nine months ended September 30, 2023, distributions of $1.5 million were reinvested under the DRIP resulting in the issuance of 71,589 common units.
Warrants
As of September 30, 2023, and December 31, 2022, we had warrants outstanding to purchase 10,000,000 common units with a strike price of $19.59 per common unit that may be exercised by the holders at any time prior to April 2, 2028.
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
For the three months ended September 30, 2023, approximately 1,316,000 and 655,000 incremental unvested phantom units and “in the money” outstanding warrants, respectively, represent the difference between our basic and diluted weighted-average common units outstanding. For the nine months ended September 30, 2023, approximately 1,185,000 and 460,000 incremental unvested phantom units and “in the money” outstanding warrants, respectively, represent the difference between our basic and diluted weighted-average common units outstanding.
For the three and nine months ended September 30, 2022, approximately 959,000 and 938,000 incremental unvested phantom units, respectively, were excluded from the calculation of diluted income (loss) per unit because the impact was anti-dilutive. For the nine months ended September 30, 2022, approximately 57,000 incremental “in the money” then-outstanding warrants were excluded from the calculation of diluted income (loss) per unit because the impact was anti-dilutive. Our outstanding warrants not “in the money” were excluded from the calculation for the three and nine months ended September 30, 2022.
(11) Revenue Recognition
Disaggregation of Revenue
The following table disaggregates our revenue by type of service (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Contract operations revenue	$209,841	$174,704	$605,386	$504,043
Retail parts and services revenue	7,244	4,909	15,743	10,443
Total revenues	$217,085	$179,613	$621,129	$514,486
The following table disaggregates our revenue by timing of provision of services or transfer of goods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Services provided over time:
Primary term	$161,293	$129,598	$466,763	$356,143
Month-to-month	48,548	45,106	138,623	147,900
Total services provided over time	209,841	174,704	605,386	504,043
Services provided or goods transferred at a point in time	7,244	4,909	15,743	10,443
Total revenues	$217,085	$179,613	$621,129	$514,486

Deferred Revenue
We record deferred revenue when cash payments are received or due in advance of our performance. Components of deferred revenue were as follows (in thousands):

	Balance sheet location	September 30, 2023	December 31, 2022
Current (1)	Deferred revenue	$63,053	$62,345
Noncurrent	Other liabilities	5,457	2,789
Total		$68,510	$65,134
________________________________
(1)We recognized $1.2 million and $58.1 million of revenue during the three and nine months ended September 30, 2023, respectively, related to our deferred revenue balance as of December 31, 2022.
Performance Obligations
As of September 30, 2023, the aggregate amount of transaction price allocated to unsatisfied performance obligations related to our contract operations revenue was $964.7 million. We expect to recognize these remaining performance obligations as follows (in thousands):

	2023 (remainder)	2024	2025	2026	Thereafter	Total
Remaining performance obligations	$162,472	$444,320	$191,261	$100,665	$65,979	$964,697
(12) Transactions with Related Parties
We provide natural gas compression and treating services to entities affiliated with Energy Transfer, which as of September 30, 2023, owned approximately 47% of our limited partner interests and 100% of the General Partner.
Revenue recognized from those entities affiliated with Energy Transfer on our unaudited condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Related-party revenues	$5,216	$3,693	$15,759	$11,398
We had approximately $0.4 million and $52 thousand of related-party receivables on our unaudited condensed consolidated balance sheets as of September 30, 2023, and December 31, 2022, respectively, from those entities affiliated with Energy Transfer.
(13) Commitments and Contingencies
(a)Major Customers
One customer accounted for approximately 11% of total revenues for the three and nine months ended September 30, 2023. No customer accounted for 10% or more of total revenues for the three and nine months ended September 30, 2022.
(b)Litigation
From time to time, we and our subsidiaries may be involved in various claims and litigation arising in the ordinary course of business. In management’s opinion, the resolution of such matters is not expected to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
(c)Equipment Purchase Commitments
Our future capital commitments are comprised of binding commitments under purchase orders for new compression units ordered but not received. The commitments as of September 30, 2023, were $101.3 million, all of which is expected to be settled within the next twelve months and $63.0 million of which is expected to be settled by year-end 2023.

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
We currently are protesting certain assessments made by the Oklahoma Tax Commission (“OTC”). We believe it is reasonably possible that we could incur losses related to this assessment depending on whether the administrative law judge assigned by the OTC accepts our position that the transactions are not taxable and we ultimately lose any and all subsequent legal challenges to such determination. We estimate that the range of losses we could incur is from $0 to approximately $28.2 million, including penalties and interest.
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
(14) Subsequent Events
Interest-rate Swap Modification
In October 2023, we modified our existing interest-rate swap to continue to manage interest-rate risk associated with the floating-rate Credit Agreement. The notional principal amount under the modified interest-rate swap remains $700 million and the termination date was extended from April 1, 2025 to December 31, 2025. Under the original interest-rate swap, we paid a fixed interest rate of 3.785% and received floating interest rate payments that were indexed to the one-month SOFR. Under the modified interest-rate swap, we pay a fixed interest rate of 3.9725% and continue to receive floating interest rate payments that are indexed to the one-month SOFR.
Warrants Exercise
On October 27, 2023, the tranche of warrants with the right to purchase 10,000,000 common units with a strike price of $19.59 per common unit was exercised in full by the holders. The exercise of the warrants will be net settled by the Partnership for approximately 2,360,000 common units.

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
•changes in the long-term supply of and demand for crude oil and natural gas, including as a result of actions taken by governmental authorities and other third parties in response to world health events, and the resulting disruption in the oil and gas industry and impact on demand for oil and gas;
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Increase	2023	2022	Increase
Fleet horsepower (at period end) (1)	3,735,490	3,711,205	0.7%	3,735,490	3,711,205	0.7%
Total available horsepower (at period end) (2)	3,836,120	3,761,205	2.0%	3,836,120	3,761,205	2.0%
Revenue-generating horsepower (at period end) (3)	3,395,630	3,128,845	8.5%	3,395,630	3,128,845	8.5%
Average revenue-generating horsepower (4)	3,356,008	3,090,910	8.6%	3,302,354	3,032,406	8.9%
Average revenue per revenue-generating horsepower per month (5)	$19.10	$17.53	9.0%	$18.65	$17.20	8.4%
Revenue-generating compression units (at period end)	4,251	4,034	5.4%	4,251	4,034	5.4%
Average horsepower per revenue-generating compression unit (6)	795	767	3.7%	787	761	3.4%
Horsepower utilization (7):
At period end	93.9%	90.9%	3.0%	93.9%	90.9%	3.0%
Average for the period (8)	93.6%	90.3%	3.3%	93.2%	87.7%	5.5%
________________________________
(1)Fleet horsepower is horsepower for compression units that have been delivered to us (and excludes units on order). As of September 30, 2023, we had 100,000 large horsepower on order for delivery, all of which is expected to be delivered within the next twelve months and 62,500 large horsepower of which is expected to be delivered by year-end 2023.
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
(7)Horsepower utilization is calculated as (i) the sum of (a) revenue-generating horsepower, (b) horsepower in our fleet that is under contract but is not yet generating revenue, and (c) horsepower not yet in our fleet that is under contract but not yet generating revenue and that is subject to a purchase order, divided by (ii) total available horsepower less idle horsepower that is under repair. Horsepower utilization based on revenue-generating horsepower and fleet horsepower as of September 30, 2023, and 2022, was 90.9% and 84.3%, respectively.
(8)Calculated as the average utilization for the months in the period based on utilization at the end of each month in the period. Average horsepower utilization based on revenue-generating horsepower and fleet horsepower for the three months ended September 30, 2023, and 2022, was 90.0% and 83.4%, respectively. Average horsepower utilization based on revenue-generating horsepower and fleet horsepower for the nine months ended September 30, 2023, and 2022, was 88.7% and 82.1%, respectively.
The 2.0% increase in total available horsepower and 0.7% increase in fleet horsepower as of September 30, 2023, compared to September 30, 2022, primarily were driven by new compression units added to our fleet to meet incremental demand from customers for our compression services, partially offset by compression units impaired since the previous period.
The 8.5% increase in revenue-generating horsepower and 5.4% increase in revenue-generating compression units as of September 30, 2023, compared to September 30, 2022, primarily were driven by both the redeployment of, and addition of new, larger-horsepower compression units due to increased demand for our services commensurate with increased production levels in the basins in which we operate.
The 9.0% and 8.4% increases in average revenue per revenue-generating horsepower per month for the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, respectively, primarily were due to higher market-based rates on newly deployed and redeployed compression units, and CPI-based and other market-based price increases on existing customer contracts that occur as market conditions permit.
The 3.7% and 3.4% increases in average horsepower per revenue-generating compression unit during the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, respectively, were due to both the redeployment of, and addition of new, larger-horsepower compression units.
Horsepower utilization increased to 93.9% as of September 30, 2023, compared to 90.9% as of September 30, 2022. The increase primarily was due to an increase in revenue-generating horsepower, which was driven by a combination of the redeployment of certain previously idle compression units as well as the deployment of new compression units added to the fleet. The increase in horsepower utilization resulted from increased demand for our services, consistent with increased production levels in the basins in which we operate. The above-stated factors also drove the increase in average horsepower utilization for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022.
Horsepower utilization based on revenue-generating horsepower and fleet horsepower increased to 90.9% as of September 30, 2023, compared to 84.3% as of September 30, 2022. The increase in horsepower utilization based on revenue-generating horsepower and fleet horsepower primarily was driven by the redeployment of certain previously idle compression units as well as the deployment of new compression units added to the fleet. The increase in horsepower utilization based on revenue-generating horsepower and fleet horsepower resulted from increased demand for our services, consistent with increased production levels in the basins in which we operate. The above-stated factors also drove the increase in average horsepower utilization based on revenue-generating horsepower and fleet horsepower for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022.

Financial Results of Operations
Three months ended September 30, 2023, compared to the three months ended September 30, 2022
The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Increase
	2023	2022	(Decrease)
Revenues:
Contract operations	$204,716	$171,019	19.7%
Parts and service	7,153	4,901	45.9%
Related party	5,216	3,693	41.2%
Total revenues	217,085	179,613	20.9%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	74,928	59,453	26.0%
Depreciation and amortization	64,101	58,772	9.1%
Selling, general, and administrative	20,085	14,663	37.0%
Loss (gain) on disposition of assets	(3,865)	1,118	*
Impairment of compression equipment	882	504	*
Total costs and expenses	156,131	134,510	16.1%
Operating income	60,954	45,103	35.1%
Other income (expense):
Interest expense, net	(43,257)	(35,142)	23.1%
Gain on derivative instrument	3,437	—	*
Other	23	27	(14.8)%
Total other expense	(39,797)	(35,115)	13.3%
Net income before income tax expense	21,157	9,988	111.8%
Income tax expense	255	376	(32.2)%
Net income	$20,902	$9,612	117.5%
________________________________
*Not meaningful
Contract operations revenue. The $33.7 million increase in contract operations revenue for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily was due to (i) a 9.0% increase in average revenue per revenue-generating horsepower per month, as a result of higher market-based rates on newly deployed and redeployed compression units, and CPI-based and other market-based price increases on existing customer contracts that occur as market conditions permit, (ii) an 8.6% increase in average revenue-generating horsepower as a result of increased demand for our services, consistent with increased production levels in the basins in which we operate, and (iii) a $6.5 million increase in revenues attributable to natural gas treating services.
Average revenue per revenue-generating horsepower per month associated with our compression services provided on a month-to-month basis did not differ significantly from the average revenue per revenue-generating horsepower per month associated with our compression services provided under contracts in their primary term during the period.
Parts and service revenue. The $2.3 million increase in parts and service revenue for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily was due to an increase in maintenance work performed on units at customer locations that are outside the scope of our core maintenance activities and that are offered as a convenience, and in directly reimbursable freight and crane charges that are the financial responsibility of the customers. Demand for retail parts and services fluctuates from period to period based on varying customer needs.
Related-party revenue. Related-party revenue was earned through related-party transactions that occur in the ordinary course of business with various affiliated entities of Energy Transfer. The $1.5 million increase in related-party revenue for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily was due to an increase in revenues attributable to natural gas treating services driven by increased demand for these services from these entities and increased average revenue per revenue-generating horsepower per month, consistent with the overall increase to our contract operations revenue.
Cost of operations, exclusive of depreciation and amortization. The $15.5 million increase in cost of operations, exclusive of depreciation and amortization, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily was due to (i) a $6.5 million increase in direct expenses, primarily driven by fluids and parts due to higher costs and increased usage associated with increased revenue-generating horsepower, (ii) a $4.2 million increase in direct labor costs due to increased headcount associated with increased revenue-generating horsepower and higher employee costs, (iii) a $2.5 million increase in retail parts and service expenses, for which a corresponding increase in parts and service revenue also occurred, (iv) a $0.7 million increase in other indirect expenses primarily due to increased consumption and costs of supplies associated with increased revenue-generating horsepower, and (v) a $0.6 million increase in outside maintenance costs due to greater use and higher costs of third-party labor during the current period.
Depreciation and amortization expense. The $5.3 million increase in depreciation and amortization expense for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily was due to new compression units placed in service to meet incremental demand from customers and overhauls and major improvements to compression units.
Selling, general, and administrative expense. The $5.4 million increase in selling, general, and administrative expense for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily was due to (i) a $5.0 million increase in unit-based compensation expense, attributable to mark-to-market changes to our unit-based compensation liability that occurred as a result of changes to our per-unit trading price as of September 30, 2023 and (ii) a $0.8 million increase in employee-related expenses driven by higher employee costs and increased headcount, partially offset by (iii) a $0.5 million decrease in severance charges, primarily attributable to the departure of one of our executives during the third quarter of 2022.
Loss (gain) on disposition of assets. The $3.9 million gain on disposition of assets for the three months ended September 30, 2023 primarily was due to the sale of certain natural gas treating assets to an existing customer. The $1.1 million loss on disposition of assets for the three months ended September 30, 2022 primarily was due to various disposals of assets.
Impairment of compression equipment. The $0.9 million and $0.5 million impairments of compression equipment for the three months ended September 30, 2023 and 2022, respectively, primarily resulted from our evaluation of the future deployment of our idle fleet under then-existing market conditions. The primary circumstances supporting these impairments were: (i) unmarketability of certain compression units into the foreseeable future, (ii) excessive maintenance costs associated with certain fleet assets, and (iii) prohibitive retrofitting costs that likely would prevent certain compression units from securing customer acceptance. These compression units were written down to their estimated salvage values, if any.
As a result of our evaluation during the three months ended September 30, 2023 and 2022, respectively, we retired three and two compression units, respectively, representing approximately 2,100 and 1,100 of aggregate horsepower, respectively, that previously were used to provide compression services in our business.
Interest expense, net. The $8.1 million increase in interest expense, net for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily was due to higher weighted-average interest rates and increased borrowings under the Credit Agreement.
The weighted-average interest rate applicable to borrowings under the Credit Agreement was 7.88% and 4.94% for the three months ended September 30, 2023 and 2022, respectively, and average outstanding borrowings under the Credit Agreement were $770.5 million and $576.0 million for the three months ended September 30, 2023 and 2022, respectively.
Gain on derivative instrument. In April 2023, we entered into an interest-rate swap in which we pay a fixed interest rate and receive floating interest rate payments that are indexed to the one-month SOFR. The $3.4 million gain on derivative instrument for the three months ended September 30, 2023, resulted from the increase in fair value of the interest-rate swap due to an increase in the interest-rate forward curve during the current period. We had no derivative instruments outstanding for the three months ended September 30, 2022.

Nine months ended September 30, 2023, compared to the nine months ended September 30, 2022
The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Nine Months Ended September 30,
	2023	2022	Increase
Revenues:
Contract operations	$590,237	$492,656	19.8%
Parts and service	15,133	10,432	45.1%
Related party	15,759	11,398	38.3%
Total revenues	621,129	514,486	20.7%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	211,515	168,343	25.6%
Depreciation and amortization	183,626	176,795	3.9%
Selling, general, and administrative	54,136	43,842	23.5%
Loss (gain) on disposition of assets	(3,932)	1,970	*
Impairment of compression equipment	12,346	936	*
Total costs and expenses	457,691	391,886	16.8%
Operating income	163,438	122,600	33.3%
Other income (expense):
Interest expense, net	(125,092)	(100,059)	25.0%
Gain on derivative instrument	17,987	—	*
Other	104	68	52.9%
Total other expense	(107,001)	(99,991)	7.0%
Net income before income tax expense	56,437	22,609	149.6%
Income tax expense	1,010	657	53.7%
Net income	$55,427	$21,952	152.5%
________________________________
*Not meaningful
Contract operations revenue. The $97.6 million increase in contract operations revenue for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily was due to (i) an 8.9% increase in average revenue-generating horsepower as a result of increased demand for our services, consistent with increased production levels in the basins in which we operate, (ii) an 8.4% increase in average revenue per revenue-generating horsepower per month, as a result of higher market-based rates on newly deployed and redeployed compression units, and CPI-based and other market-based price increases on existing customer contracts that occur as market conditions permit, and (iii) a $19.9 million increase in revenues attributable to natural gas treating services.
Average revenue per revenue-generating horsepower per month associated with our compression services provided on a month-to-month basis did not differ significantly from the average revenue per revenue-generating horsepower per month associated with our compression services provided under contracts in their primary term during the period.
Parts and service revenue. The $4.7 million increase in parts and service revenue for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily was due to an increase in maintenance work performed on units at customer locations that are outside the scope of our core maintenance activities and that are offered as a convenience, and in directly reimbursable freight and crane charges that are the financial responsibility of the customers. Demand for retail parts and services fluctuates from period to period based on varying customer needs.
Related-party revenue. Related-party revenue was earned through related-party transactions that occur in the ordinary course of business with various affiliated entities of Energy Transfer. The $4.4 million increase in related-party revenue for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily was due to (i) an increase in revenues attributable to natural gas treating services driven by increased demand for these services from these entities, (ii) increased average revenue-generating horsepower under contract with these entities, and (iii) increased average revenue per revenue-generating horsepower per month, consistent with the overall increase to our contract operations revenue.

Cost of operations, exclusive of depreciation and amortization. The $43.2 million increase in cost of operations, exclusive of depreciation and amortization, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily was due to (i) a $22.0 million increase in direct expenses, primarily driven by fluids and parts due to higher costs and increased usage associated with increased revenue-generating horsepower, (ii) a $9.4 million increase in direct labor costs due to increased headcount associated with increased revenue-generating horsepower and higher employee costs, (iii) a $4.5 million increase in retail parts and service expenses, for which a corresponding increase in parts and service revenue also occurred, (iv) a $3.8 million increase in outside maintenance costs due to greater use and higher costs of third-party labor during the current period, (v) a $1.2 million increase in other indirect expenses primarily due to increased consumption and costs of supplies associated with increased revenue-generating horsepower, and (vi) a $0.9 million increase in expenses related to our vehicle fleet, primarily due to increased usage and maintenance costs associated with increased revenue-generating horsepower.
Depreciation and amortization expense. The $6.8 million increase in depreciation and amortization expense for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily was due to new compression units placed in service to meet incremental demand from customers and overhauls and major improvements to compression units.
Selling, general, and administrative expense. The $10.3 million increase in selling, general, and administrative expense for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily was due to (i) a $7.9 million increase in unit-based compensation expense, attributable to mark-to-market changes to our unit-based compensation liability that occurred as a result of changes to our per-unit trading price as of September 30, 2023, (ii) a $1.9 million increase in employee-related expenses driven by higher employee costs and increased headcount, and (iii) a $0.7 million reversal of previously recognized credit losses in the prior comparable period, partially offset by (iv) a $0.7 million decrease in severance charges, primarily attributable to the departure of one of our executives during the third quarter of 2022.
Loss (gain) on disposition of assets. The $3.9 million gain on disposition of assets for the nine months ended September 30, 2023 primarily was due to the sale of certain natural gas treating assets to an existing customer. The $2.0 million loss on disposition of assets for the nine months ended September 30, 2022 primarily was due to various disposals of assets.
Impairment of compression equipment. The $12.3 million and $0.9 million impairments of compression equipment for the nine months ended September 30, 2023 and 2022, respectively, primarily resulted from our evaluation of the future deployment of idle fleet assets under then-existing market conditions. The primary circumstances supporting these impairments were: (i) unmarketability of certain compression units into the foreseeable future, (ii) excessive maintenance costs associated with certain fleet assets, and (iii) prohibitive retrofitting costs that likely would prevent certain compression units from securing customer acceptance. These compression units were written down to their estimated salvage values, if any.
As a result of our evaluations during the nine months ended September 30, 2023 and 2022, we retired 42 and 12 compression units, respectively, with approximately 37,700 and 2,500 aggregate horsepower, respectively, that previously were used to provide compression services in our business.
Interest expense, net. The $25.0 million increase in interest expense, net for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily was due to higher weighted-average interest rates and increased borrowings under the Credit Agreement.
The weighted-average interest rate applicable to borrowings under the Credit Agreement was 7.57% and 3.79% for the nine months ended September 30, 2023 and 2022, respectively, and average outstanding borrowings under the Credit Agreement were $728.5 million and $561.1 million for the nine months ended September 30, 2023 and 2022, respectively.
Gain on derivative instrument. In April 2023, we entered into an interest-rate swap in which we pay a fixed interest rate and receive floating interest rate payments that are indexed to the one-month SOFR. The $18.0 million gain on derivative instrument for the nine months ended September 30, 2023, resulted from the increase in fair value of the interest-rate swap due to an increase in the interest-rate forward curve during the current period. We had no derivative instruments outstanding for the nine months ended September 30, 2022.
Income tax expense. The $0.4 million increase in income tax expense for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily was related to taxes associated with the Texas Margin Tax.

Other Financial Data
The following table summarizes other financial data for the periods presented (dollars in thousands):

Other Financial Data: (1)	Three Months Ended September 30,				Increase	Nine Months Ended September 30,				Increase
	2023		2022		(Decrease)	2023		2022		(Decrease)
Gross margin	$78,056		$61,388		27.2%	$225,988		$169,348		33.4%
Adjusted gross margin	$142,157		$120,160		18.3%	$409,614		$346,143		18.3%
Adjusted gross margin percentage (2)	65.5%		66.9%		(1.4)%	65.9%		67.3%		(1.4)%
Adjusted EBITDA	$130,164		$109,156		19.2%	$373,323		$312,987		19.3%
Adjusted EBITDA percentage (2)	60.0%		60.8%		(0.8)%	60.1%		60.8%		(0.7)%
DCF	$71,574		$55,181		29.7%	$201,225		$160,903		25.1%
DCF Coverage Ratio	1.39	x	1.07	x	29.9%	1.30	x	1.04	x	25.0%
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
Gross margin. The $16.7 million increase in gross margin for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, was due to (i) a $37.5 million increase in revenues, offset by (ii) a $15.5 million increase in cost of operations, exclusive of depreciation and amortization, and (iii) a $5.3 million increase in depreciation and amortization.
The $56.6 million increase in gross margin for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was due to (i) a $106.6 million increase in revenues, offset by (ii) a $43.2 million increase in cost of operations, exclusive of depreciation and amortization, and (iii) a $6.8 million increase in depreciation and amortization.
Adjusted gross margin and Adjusted gross margin percentage. The $22.0 million increase in Adjusted gross margin for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, was due to a $37.5 million increase in revenues, offset by a $15.5 million increase in cost of operations, exclusive of depreciation and amortization.
The $63.5 million increase in Adjusted gross margin for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was due to a $106.6 million increase in revenues, offset by a $43.2 million increase in cost of operations, exclusive of depreciation and amortization.
The 1.4% decreases in Adjusted gross margin percentage for the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, respectively, primarily were due to the inflation-driven increase in cost of operations, exclusive of depreciation and amortization, that preceded related CPI-based and other market-based price increases on customer contracts that occur as market conditions permit.
Adjusted EBITDA and Adjusted EBITDA percentage. The $21.0 million increase in Adjusted EBITDA for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily was due to a $22.0 million increase in Adjusted gross margin, partially offset by a $0.9 million increase in selling, general, and administrative expenses, excluding unit-based compensation expense, transaction expenses, and severance charges.
The $60.3 million increase in Adjusted EBITDA for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily was due to a $63.5 million increase in Adjusted gross margin, partially offset by a $3.1 million increase in selling, general and administrative expenses, excluding unit-based compensation expense, severance charges, and transaction expenses.
The 0.8% and 0.7% decreases in Adjusted EBITDA percentage for the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, respectively, primarily were due to the inflation-driven increase in cost of operations, exclusive of depreciation and amortization, that preceded related CPI-based and other market-based price increases on customer contracts that occur as market conditions permit.
DCF. The $16.4 million increase in DCF for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily was due to (i) a $22.0 million increase in Adjusted gross margin, (ii) a $2.5 million increase in cash received on derivative instrument, and (iii) a $0.9 million decrease in maintenance capital expenditures, partially offset by (iv) an $8.1 million increase in cash interest expense, net and (v) a $0.9 million increase in selling, general, and administrative expenses, excluding unit-based compensation expense and severance charges.
The $40.3 million increase in DCF for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily was due to (i) a $63.5 million increase in Adjusted gross margin, (ii) a $3.7 million increase in cash received on derivative instrument, and (iii) $1.4 million decrease in maintenance capital expenditures, partially offset by (iii) a $25.0 million increase in cash interest expense, net and (iv) a $3.1 million increase in selling, general and administrative expenses, excluding unit-based compensation expense, severance charges, and transaction expenses.
DCF Coverage Ratio. The increase in DCF Coverage Ratio for the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, was due to the increase in DCF, partially offset by increased distributions due to an increase in the number of outstanding common units.
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
We classify capital expenditures as maintenance or expansion on an individual-asset basis. Over the long term, we expect that our maintenance capital expenditure requirements will continue to increase as the overall size and age of our fleet increases. Our aggregate maintenance capital expenditures for the nine months ended September 30, 2023 and 2022, were $18.6 million and $20.0 million, respectively. We currently plan to spend approximately $26.0 million in maintenance capital expenditures for the year 2023, including parts consumed from inventory.
Without giving effect to any equipment that we may acquire pursuant to any future acquisitions, we currently plan to spend between $270.0 million and $280.0 million in expansion capital expenditures for the year 2023. Our expansion capital expenditures for the nine months ended September 30, 2023 and 2022, were $185.3 million and $99.0 million, respectively.
As of September 30, 2023, we had binding commitments to purchase $101.3 million worth of additional compression units and serialized parts, all of which is expected to be settled within the next twelve months and $63.0 million of which is expected to be settled by year-end 2023.

Cash Flows
The following table summarizes our sources and uses of cash for the nine months ended September 30, 2023 and 2022, (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$180,281	$178,491
Net cash used in investing activities	(153,391)	(86,415)
Net cash used in financing activities	(26,919)	(92,070)
Net cash provided by operating activities. The $1.8 million increase in net cash provided by operating activities for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily was due to (i) a $63.5 million increase in Adjusted gross margin, partially offset by (ii) a $31.2 million increase in inventory purchases and (iii) a $27.1 million increase in cash paid for interest expense, net of capitalized amounts.
Net cash used in investing activities. The $67.0 million increase in net cash used in investing activities for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily was due to a $71.0 million increase in capital expenditures, for purchases of new compression units, overhauls and major improvements, and purchases of other equipment, partially offset by a $4.1 million increase in proceeds from disposition of property and equipment.
Net cash used in financing activities. The $65.2 million decrease in net cash used in financing activities for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily was due to a $65.1 million increase in net borrowings under the Credit Agreement.
Revolving Credit Facility
As of September 30, 2023, we had outstanding borrowings under the Credit Agreement of $813.1 million, $786.9 million of availability and, subject to compliance with the applicable financial covenants, available borrowing capacity of $434.3 million. The increase in available borrowing capacity compared to the second quarter of 2023 primarily was due to the inclusion this quarter of recurring tax expenses, consistent with the calculation of EBITDA under the Credit Agreement. As of September 30, 2023, we were in compliance with all of our covenants under the Credit Agreement.
As of October 26, 2023, we had outstanding borrowings under the Credit Agreement of $850.0 million.
For a more detailed description of the Credit Agreement, see Note 8 to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this report and Note 9 to the consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” included in our 2022 Annual Report.
Senior Notes
As of September 30, 2023, we had $725.0 million and $750.0 million aggregate principal amount outstanding on our Senior Notes 2026 and Senior Notes 2027, respectively.
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

In October 2023, we modified this interest-rate swap. See Note 14 to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this report for additional information on the modified interest-rate swap.
DRIP
During the nine months ended September 30, 2023, distributions of $1.5 million were reinvested under the DRIP resulting in the issuance of 71,589 common units. Such distributions are treated as non-cash transactions in the accompanying unaudited condensed consolidated statements of cash flows included under Part I, Item 1 “Financial Statements” of this report.
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
The following table reconciles Adjusted gross margin to gross margin, its most directly comparable GAAP financial measure, for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total revenues	$217,085	$179,613	$621,129	$514,486
Cost of operations, exclusive of depreciation and amortization	(74,928)	(59,453)	(211,515)	(168,343)
Depreciation and amortization	(64,101)	(58,772)	(183,626)	(176,795)
Gross margin	$78,056	$61,388	$225,988	$169,348
Depreciation and amortization	64,101	58,772	183,626	176,795
Adjusted gross margin	$142,157	$120,160	$409,614	$346,143
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

The following table reconciles Adjusted EBITDA to net income and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$20,902	$9,612	$55,427	$21,952
Interest expense, net	43,257	35,142	125,092	100,059
Depreciation and amortization	64,101	58,772	183,626	176,795
Income tax expense	255	376	1,010	657
EBITDA	$128,515	$103,902	$365,155	$299,463
Unit-based compensation expense (1)	8,024	3,008	17,652	9,716
Transaction expenses (2)	—	—	—	27
Severance charges	45	624	89	875
Loss (gain) on disposition of assets	(3,865)	1,118	(3,932)	1,970
Gain on derivative instrument	(3,437)	—	(17,987)	—
Impairment of compression equipment (3)	882	504	12,346	936
Adjusted EBITDA	$130,164	$109,156	$373,323	$312,987
Interest expense, net	(43,257)	(35,142)	(125,092)	(100,059)
Non-cash interest expense	1,819	1,814	5,460	5,451
Income tax expense	(255)	(376)	(1,010)	(657)
Transaction expenses	—	—	—	(27)
Severance charges	(45)	(624)	(89)	(875)
Cash received on derivative instrument	2,528	—	3,744	—
Other	(65)	(33)	(46)	(916)
Changes in operating assets and liabilities	(40,817)	(25,586)	(76,009)	(37,413)
Net cash provided by operating activities	$50,072	$49,209	$180,281	$178,491
________________________________
(1)For the three and nine months ended September 30, 2023, unit-based compensation expense included $1.1 million and $3.3 million, respectively, of cash payments related to quarterly payments of DERs on outstanding phantom unit awards. For the three and nine months ended September 30, 2022, unit-based compensation expense included $1.1 million and $3.4 million, respectively, of cash payments related to quarterly payments of DERs on outstanding phantom unit awards and $1.1 million for the three and nine months ended September 30, 2022, related to the cash portion of the settlement of phantom unit awards upon vesting. The remainder of unit-based compensation expense for all periods was related to non-cash adjustments to the unit-based compensation liability.
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
The following table reconciles DCF to net income and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$20,902	$9,612	$55,427	$21,952
Non-cash interest expense	1,819	1,814	5,460	5,451
Depreciation and amortization	64,101	58,772	183,626	176,795
Non-cash income tax benefit	(65)	(33)	(46)	(216)
Unit-based compensation expense (1)	8,024	3,008	17,652	9,716
Transaction expenses (2)	—	—	—	27
Severance charges	45	624	89	875
Loss (gain) on disposition of assets	(3,865)	1,118	(3,932)	1,970
Change in fair value of derivative instrument	(909)	—	(14,243)	—
Impairment of compression equipment (3)	882	504	12,346	936
Distributions on Preferred Units	(12,188)	(12,188)	(36,563)	(36,563)
Maintenance capital expenditures (4)	(7,172)	(8,050)	(18,591)	(20,040)
DCF	$71,574	$55,181	$201,225	$160,903
Maintenance capital expenditures	7,172	8,050	18,591	20,040
Transaction expenses	—	—	—	(27)
Severance charges	(45)	(624)	(89)	(875)
Distributions on Preferred Units	12,188	12,188	36,563	36,563
Other	—	—	—	(700)
Changes in operating assets and liabilities	(40,817)	(25,586)	(76,009)	(37,413)
Net cash provided by operating activities	$50,072	$49,209	$180,281	$178,491
________________________________
(1)For the three and nine months ended September 30, 2023, unit-based compensation expense included $1.1 million and $3.3 million, respectively, of cash payments related to quarterly payments of DERs on outstanding phantom unit awards. For the three and nine months ended September 30, 2022, unit-based compensation expense included $1.1 million and $3.4 million, respectively, of cash payments related to quarterly payments of DERs on outstanding phantom unit awards and $1.1 million for the three and nine months ended September 30, 2022, related to the cash portion of the settlement of phantom unit awards upon vesting. The remainder of unit-based compensation expense for all periods was related to non-cash adjustments to the unit-based compensation liability.
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
The following table summarizes our DCF Coverage Ratio for the periods presented (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
DCF	$71,574		$55,181		$201,225		$160,903

Distributions for DCF Coverage Ratio (1)	$51,608		$51,447		$154,789		$153,989

DCF Coverage Ratio	1.39	x	1.07	x	1.30	x	1.04	x
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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to any natural gas or crude oil in connection with our rendered services, and accordingly, we do not bear direct exposure to fluctuating commodity prices. However, the demand for our compression services depends on the continued demand for, and production of, natural gas and crude oil. Sustained low natural gas or crude oil prices over the long term could result in a decline in the production of natural gas or crude oil, which could result in reduced demand for our compression services. We do not intend to hedge our indirect exposure to fluctuating commodity prices. A one percent decrease in average revenue-generating horsepower during the nine months ended September 30, 2023, would result in an annual decrease of approximately $7.4 million and $4.8 million in our revenue and Adjusted gross margin, respectively. Adjusted gross margin is a non-GAAP financial measure. For a reconciliation of Adjusted gross margin to gross margin, its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” of this report.
Interest Rate Risk
We are exposed to market risk due to variable interest rates under the Credit Agreement.
As of September 30, 2023, we had $813.1 million of variable-rate indebtedness outstanding at a weighted-average interest rate of 7.99%. Based on our September 30, 2023 variable-rate indebtedness outstanding, a one percent increase or decrease in the effective interest rate would result in an annual increase or decrease, respectively, in our interest expense of approximately $8.1 million.
In April 2023, we entered into an interest-rate swap to manage interest-rate risk associated with the floating-rate Credit Agreement. As of September 30, 2023, the interest-rate swap’s notional principal amount was $700 million and it had a termination date in April 2025. Under the interest-rate swap, we pay a fixed interest rate, which as of September 30, 2023 was 3.785%, and receive floating interest rate payments that are indexed to the one-month SOFR. Based on the fixed interest rate as of September 30, 2023, a one percent increase or decrease in the SOFR interest-rate forward curve would result in an increase or decrease, respectively, in the fair value of this interest-rate swap of $11.2 million, prior to any discount factors or credit valuation adjustments.
In October 2023, we modified this interest-rate swap. See Note 14 to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this report for additional information on the modified interest-rate swap.
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

ITEM 4.    Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2023, at the reasonable assurance level.
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

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*
The following materials from USA Compression Partners, LP’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) our unaudited condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, (ii) our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022, (iii) our unaudited condensed consolidated statements of changes in partners’ capital (deficit) for the nine months ended September 30, 2023 and 2022, (iv) our unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022, and (v) the related notes to our unaudited condensed consolidated financial statements.

104*	The cover page from this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, formatted in Inline XBRL (included with Exhibit 101.1)
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

October 31, 2023	USA COMPRESSION PARTNERS, LP

	By:	USA Compression GP, LLC its General Partner

	By:	/s/ G. Tracy Owens
G. Tracy Owens
Vice President of Finance and Chief Accounting Officer (Principal Financial and Accounting Officer)