Form 10-K
period 2023-12-31
USA Compression Partners, LP
filed 2024-02-13
CIK 1522727

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of common units held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter was $1.0 billion. This calculation does not reflect a determination that such persons are affiliates for any other purpose.
As of February 8, 2024, there were 103,001,911 common units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: NONE

i

Glossary
The abbreviations, acronyms, and industry terminology used in this Annual Report are defined as follows:

COVID-19	novel coronavirus 2019
Credit Agreement	Seventh Amended and Restated Credit Agreement, dated as of December 8, 2021, by and among USA Compression Partners, LP, as borrower, the guarantors party thereto from time to time, the lenders party thereto from time to time, as may be amended from time to time, and any predecessor thereto if the context so dictates
CPI	Consumer Price Index for all Urban Consumers
DERs	distribution equivalent rights
DRIP	distribution reinvestment plan
EBITDA	earnings before interest, taxes, depreciation, and amortization
EIA	United States Energy Information Agency
Energy Transfer	Energy Transfer LP, for periods following its merger with Energy Transfer Operating, L.P., and Energy Transfer Operating, L.P. for periods prior to such merger
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	generally accepted accounting principles of the United States of America
LNG	Liquefied natural gas
NYSE	New York Stock Exchange
Preferred Units	Series A Preferred Units representing limited partner interests in USA Compression Partners, LP
SEC	United States Securities and Exchange Commission
Senior Notes 2026	$725.0 million aggregate principal amount of senior notes due on April 1, 2026
Senior Notes 2027	$750.0 million aggregate principal amount of senior notes due on September 1, 2027
SOFR	Secured Overnight Financing Rate
U.S.	United States of America

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
Known material factors that could cause our actual results to differ from those represented within these forward-looking statements are described below, in Part I, Item 1A “Risk Factors” and in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:
•changes in economic conditions of the crude oil and natural gas industries, including any impact from the ongoing military conflict involving Russia and Ukraine or the heightened tensions in the Middle East;
•changes in general economic conditions, including inflation or supply chain disruptions;
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
New factors emerge from time to time, and it is not possible for us to predict or anticipate all factors that could affect results reflected in the forward-looking statements contained herein. Should one or more of the risks or uncertainties described in this Annual Report on Form 10-K occur, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements.
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
As of December 31, 2023, we had 3,775,660 horsepower in our fleet. We provide compression services to our customers primarily in connection with infrastructure applications, including both allowing for the processing and transportation of natural gas through the domestic pipeline system and enhancing crude oil production through artificial lift processes. As such, our compression services play a critical role in the production, processing, and transportation of both natural gas and crude oil.
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
We operate a modern fleet of compression units, with an average age of approximately 11 years. We acquire our compression units primarily from third-party fabricators who build the units to our specifications, utilizing specific components from original equipment manufacturers and assembling the units in a manner that provides us the ability to meet certain operating condition thresholds. Our standard new-build compression units generally are configured for multiple compression stages, which allows us to operate our units across a broad range of operating conditions. The design flexibility of our units, particularly in midstream applications, allows us to enter into longer-term contracts and reduces the redeployment risk of our horsepower in the field. Our modern and standardized fleet, decentralized field level operating structure and technical proficiency in predictive and preventive maintenance and overhaul operations have enabled us to achieve average service run times consistently at or above the levels required by our customers and maintain high overall utilization rates for our fleet.
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
Our Compression Fleet
The fleet of compression units that we own and use to provide compression services consists of specially engineered compression units that utilize standardized components, principally engines manufactured by Caterpillar Inc. and compressor frames and cylinders manufactured by Ariel Corporation. Our units can be rapidly and cost effectively modified for specific customer applications. As of December 31, 2023, the average age of our compression units was approximately 11 years. Our modern, standardized compression unit fleet is powered primarily by the Caterpillar 3400, 3500, and 3600 engine classes, which range from 401 to 5,000 horsepower per unit. These larger-horsepower units, which we define as 400 horsepower per unit or greater, represented 87.0% of our total fleet horsepower (including compression units on order) as of December 31, 2023. The remainder of our fleet consists of smaller-horsepower units ranging from 40 horsepower to 399 horsepower that are used primarily in gas lift applications. We believe the average age and overall composition of our compressor fleet result in fewer mechanical failures, lower fuel usage, and reduced environmental emissions.
The following table provides a summary of our compression units by horsepower as of December 31, 2023:

Unit Horsepower	Fleet Horsepower	Number of Units	Horsepower on Order (1)	Number of Units on Order (1)	Total Horsepower	Number of Units	Percent of Total Horsepower	Percent of Units
Small horsepower
<400	499,752	2,946	—	—	499,752	2,946	13.0%	54.6%
Large horsepower
≥400 and <1,000	416,983	715	—	—	416,983	715	10.9%	13.2%
≥1,000	2,858,925	1,714	52,500	21	2,911,425	1,735	76.1%	32.2%
Total large horsepower	3,275,908	2,429	52,500	21	3,328,408	2,450	87.0%	45.4%
Total horsepower	3,775,660	5,375	52,500	21	3,828,160	5,396	100.0%	100.0%
________________________
(1)As of December 31, 2023, we had 21 large horsepower units, consisting of 52,500 horsepower, on order for expected delivery during 2024.
Many of our compression units contain devices that enable us to monitor the units remotely through cellular and satellite networks to supplement our technicians’ on-site monitoring visits. We intend to continue to selectively add remote monitoring systems to our new and existing fleet during 2024 where beneficial from an operational and financial standpoint. All of our compression units are designed to automatically shut down if operating conditions deviate from a pre-determined range.
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
Customers
Our customers consist of approximately 275 companies in the energy industry, including major integrated oil companies, public and private independent exploration and production companies, and midstream companies. Our ten largest customers accounted for approximately 39%, 38%, and 39% of our total revenues for the years ended December 31, 2023, 2022, and 2021, respectively.
Suppliers and Service Providers
The principal manufacturers of components for our natural gas compression equipment include Caterpillar Inc., Cummins Inc., and Arrow Engine Company for engines; Air-X-Changers and Alfa Laval (US) for coolers; and Ariel Corporation, Cooper Machinery Services Gemini products, and Arrow Engine Company for compressor frames and cylinders. We also rely primarily on four vendors, A G Equipment Company, Alegacy Equipment, LLC., Standard Equipment Company, and Genis Holdings LLC, to package and assemble our compression units. Although we primarily rely on these suppliers, we believe alternative sources for natural gas compression equipment generally are available if needed. However, relying on alternative sources may increase our costs and change the standardized nature of our fleet. We have not experienced any material supply problems to date. Lead-times for new Caterpillar engines and new Ariel compressor frames have in the recent past varied between six months to over one year due to changes in demand and supply allocations, and as of December 31, 2023, lead-times for such engines and frames are approximately one year. Please read Part I, Item 1A “Risk Factors – Risks Related to Our Business – We depend on a limited number of suppliers and are vulnerable to product shortages and price increases, which could have a negative impact on our results of operations”.
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
In 2012, the EPA finalized rules that establish new air emissions controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package included New Source Performance Standards (“NSPS”) to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emissions standards to address hazardous air pollutants frequently associated with crude oil and natural gas production and processing activities. The rules established specific new requirements regarding emissions from compressors and controllers at natural gas processing plants, dehydrators, storage tanks, and other production equipment, as well as the first federal air standards for natural gas wells that are hydraulically fractured. In June 2016, the EPA expanded these regulations when it published additional NSPS, known as Subpart OOOOa, that require certain new, modified, or reconstructed facilities in the oil and gas sector to reduce methane gas and VOC emissions. These Subpart OOOOa standards expanded the 2012 NSPS by mandating certain equipment-specific emissions control practices, requiring additional controls for pneumatic controllers and pumps as well as compressors, and imposing leak detection and repair requirements for natural gas compressor and booster stations. In addition, in December 2023, the EPA issued rules to further reduce methane and VOC emissions from new and existing sources in the oil and gas sector.
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
Climate change. Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas, are examples of greenhouse gases (“GHGs”). The U.S. Congress, from time to time, has considered legislation to reduce GHG emissions. At the federal level, the government could seek to pursue legislative, regulatory, or executive initiatives that may impose significant restrictions on fossil-fuel exploration and production and use, such as limitations or bans on hydraulic fracturing of oil and gas wells, bans or restrictions on new leases for production of minerals on federal properties, and imposing restrictive requirements on new pipeline infrastructure or fossil-fuel export facilities. The Inflation Reduction Act of 2022 (the “IRA 2022”) imposes a methane emissions charge on certain oil and gas facilities, including onshore petroleum and natural gas production facilities, that emit 25,000 metric tons or more of carbon dioxide equivalent gas per year and exceed certain emissions thresholds. In January 2024, the EPA issued a proposed rule to impose and collect the methane emissions charge authorized under the IRA 2022. We do not believe that this methane fee will have a material adverse effect on our business, financial position, results of operations, or cash flows. Other energy legislation and initiatives could include a carbon tax or cap-and-trade program. At the state level, many states, including the states in which we or our customers conduct operations, have adopted legal requirements that have imposed new or more stringent permitting, disclosure, or well construction requirements on oil and gas activities. In addition, almost half of the states have begun to address GHG emissions, primarily through the planned development of emissions inventories or regional GHG cap-and-trade programs. Depending on the particular program, we could be required to control GHG emissions or to purchase and surrender allowances for GHG emissions resulting from our operations.

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
Our compression operations do not generate process wastewaters that are discharged to waters of the U.S. In any event, our customers assume responsibility under the majority of our standard natural gas compression contracts for obtaining any permits that may be required under the CWA, whether for discharges or developing property by filling wetlands. On January 18, 2023, the EPA and the U.S. Army Corps of Engineers issued a final rule revising the standard for what constitutes jurisdictional waters and wetlands subject to the protections and requirements of the CWA (“2023 WOTUS Rule”). On May 25, 2023, the U.S. Supreme Court invalidated parts of the 2023 WOTUS Rule in its decision in Sackett vs. EPA. In response to Sackett, the EPA issued a final rule conforming its definition of WOTUS to the Sackett decision and narrowing federal jurisdiction under the CWA. That rule became effective on September 8, 2023. Changes to the jurisdictional reach of the CWA could cause our customers to face increased costs and delays due to additional permitting and regulatory requirements, and possible challenges to permitting decisions.
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
Human Capital Management
USA Compression Management Services, LLC (“USAC Management”), a wholly owned subsidiary of the General Partner, performs management, administrative and operating services for us, and provides us with personnel to manage and operate our business. All of our employees, including our executive officers, are employees of USAC Management. As of December 31, 2023, USAC Management had 822 full-time employees. None of our employees are subject to collective bargaining agreements. We consider our employee relations to be good.
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
Commitment to Safety. We have a strong commitment to safety. We provide continuous training opportunities for employees, including training that is required by applicable laws, regulations, standards, and permit conditions. Our safety standards and expectations are clearly communicated to all employees with the expectation that each individual has the obligation to make safety their highest priority. Our safety culture promotes an open environment for discovering, resolving, and sharing safety challenges. We strive to eliminate unwanted safety events and support our safety culture through a comprehensive program that includes a dedicated field operations-based safety team, monthly employee safety meetings, and safety audits, among other things. A portion of our senior management bonuses and field leadership bonuses are dependent on our safety performance. We promote employee empowerment, leadership, communication, and personal responsibility to comply with standard operating procedures and regulatory requirements, effective risk reduction processes, and personal wellness. Our goal is operational excellence, which includes maintaining an injury- and incident-free workplace. To achieve this, we strive to hire and maintain a highly qualified and dedicated workforce, and create a safety culture with safety accountability as part of our daily operations. The OSHA Total Recordable Incident Rate (“TRIR”) is a key performance indicator by which we evaluate the success of our safety program. TRIR provides a measure of occupational safety performance for the year by calculating the number of recordable incidents compared to the total number of hours worked by all employees. Out of approximately 1.85 million hours worked in 2023, our TRIR was 0.65 for 2023 versus the 2023 industry average of 0.90. We believe our low TRIR speaks to our investment in and focus on safety.
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
•Energy Transfer may sell, and the holders of the Preferred Units have sold and may continue to sell, our common units in the public or private markets, and such sales could have an adverse impact on the trading price of our common units.
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
To make cash distributions at our current distribution rate of $0.525 per common unit per quarter, or $2.10 per common unit per year, we will require available cash of $54.1 million per quarter, or $216.3 million per year, based on the number of common units outstanding as of February 8, 2024.
Furthermore, our Second Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) prohibits us from paying distributions on our common units unless we have first paid the quarterly distribution on the Preferred Units, including any previously accrued but unpaid distributions on the Preferred Units. The Preferred Unit distributions require $11.2 million quarterly, or $44.9 million annually, based on the number of Preferred Units outstanding as of February 8, 2024 and the distribution rate of $24.375 per Preferred Unit per quarter, or $97.50 per Preferred Unit per year.
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
The demand for our compression services depends on the continued demand for, and production of, natural gas and crude oil. Demand may be affected by, among other factors, natural gas prices, crude oil prices, weather, availability of alternative energy sources, governmental regulation, geopolitical events, global health pandemics, and the overall demand for energy. Any extended reduction in the demand for natural gas or crude oil could depress the level of production activity and result in a decline in the demand for our compression services, which could result in a reduction in our revenues and our cash available for distribution.

In particular, lower natural gas or crude oil prices over the long term could result in a decline in the production of natural gas or crude oil, respectively, resulting in reduced demand for our compression services. For example, in 2020, following disputes between the members of OPEC+ about production levels and the price of crude oil, and amid the outbreak of COVID-19, the price of crude oil declined rapidly beginning in March of that year. During 2020, the North American rig count reached a low of 247 rigs in August of 2020, down from 790 rigs at the end of January of that year, the price of WTI crude oil briefly went negative in April 2020, down from $51.58 per barrel at the end of January of that year, and Henry Hub natural gas spot reached a low of $1.33 per MMBtu in September 2020, down from $1.91 per MMBtu at the end of January of that year. The decline in commodity prices and the demand for and production of crude oil and natural gas resulted in a decline in the demand for our compression services, which caused a reduction of our revenues and our cash available for distribution in 2020 and 2021.
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
We provide compression services under contracts with several key customers. The loss of one of these key customers may have a greater effect on our financial results than for a company with a more diverse customer base. Our ten largest customers accounted for approximately 39%, 38%, and 39% of our total revenues for the years ended December 31, 2023, 2022, and 2021, respectively. The loss of all or even a portion of the compression services we provide to our key customers, as a result of competition or otherwise, could have a material adverse effect on our business, results of operations, financial condition, and cash available for distribution.
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
Our contracts typically have initial terms between six months to five years, depending on the application and location of the compression unit. After the expiration of the initial term, the contract continues on a month-to-month or longer basis until terminated by us or our customers upon notice as provided for in the applicable contract. For the year ended December 31, 2023, approximately 22% of our compression services on a revenue basis were provided on a month-to-month basis to customers who continue to utilize our services following expiration of the primary term of their contracts. These customers can generally terminate their month-to-month compression services contracts on 30 days’ written notice. If a significant number of these customers were to terminate their month-to-month services, or attempt to renegotiate their month-to-month contracts at substantially lower rates, it could have a material adverse effect on our business, results of operations, financial condition, and cash available for distribution.
Our debt level, including any increases in interest rates, may limit our flexibility in obtaining additional financing, pursuing other business opportunities, and paying distributions.
As of December 31, 2023, we had $2.3 billion of total debt, net of amortized deferred financing costs, outstanding under our Credit Agreement and Senior Notes.
The Credit Agreement has an aggregate commitment of $1.6 billion (subject to availability under our borrowing base). The Credit Agreement matures on December 8, 2026, except that if any portion of the Senior Notes 2026 are outstanding on December 31, 2025, the Credit Agreement will mature on December 31, 2025. As of December 31, 2023, we had outstanding borrowings under the Credit Agreement of $871.8 million and $728.2 million of remaining unused availability of which, due to restrictions related to compliance with the applicable financial covenants, $529.1 million was available to be drawn.
As of December 31, 2023, we had $725.0 million and $750.0 million aggregate principal amount outstanding on our Senior Notes 2026 and Senior Notes 2027, respectively. The Senior Notes 2026 and Senior Notes 2027 accrue interest at the rate of 6.875% per year.
Our ability to incur additional debt also is subject to limitations in the Credit Agreement, including certain financial covenants. As of December 31, 2023, our leverage ratio under the Credit Agreement was 4.10x. Financial covenants in the Credit Agreement permit a maximum leverage ratio of 5.25 to 1.00 (except that we may increase the applicable Total Leverage Ratio by 0.25 for any fiscal quarter during which a Specified Acquisition (as defined in the Credit Agreement) occurs and the following two fiscal quarters, but in no event shall the maximum Total Leverage Ratio exceed 5.50 to 1.00 for any fiscal quarter as a result of such increase); an Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 2.50 to 1.00; and a Secured Leverage Ratio (as defined in the Credit Agreement) of not greater than 3.00 to 1.00 or less than 0.00 to 1.00. As of February 8, 2024, we had outstanding borrowings under the Credit Agreement of $927.5 million and outstanding letters of credit of $0.5 million.
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
Our ability to service our debt will depend on, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory, and other factors, some of which are beyond our control. In addition, our ability to service our debt under the Credit Agreement could be impacted by market interest rates, as all of our outstanding borrowings under the Credit Agreement are subject to variable interest rates that fluctuate with changes in market interest rates. A substantial increase in the interest rates applicable to our variable-rate indebtedness outstanding could have a material negative impact on our cash available for distribution. Based on our December 31, 2023, variable-rate indebtedness outstanding, a one percent increase in the effective interest rate would result in an annual increase in our interest expense of approximately $8.7 million. If our operating results are not sufficient to service our current or future indebtedness, we could be forced to take actions such as reducing the level of distributions on our common units, curtailing or delaying our business activities, acquisitions, investments or capital expenditures, selling assets, restructuring or refinancing our debt, or seeking additional equity capital. We may be unable to affect any of these actions on terms satisfactory to us or at all.
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
Pandemics and other public health crises may have an adverse effect on our business and results of operations.
Pandemics and other public health crises could significantly reduce the demand for, price of, and level of production of natural gas and crude oil, which could have an adverse impact on our business and results of operations. For example, the COVID-19 pandemic that began in early 2020 caused volatility in the capital markets and negatively impacted the worldwide economy, including the oil and gas industry. Demand for crude oil and natural gas declined in 2020 due in part to the COVID-19 pandemic and associated government-imposed restrictions and decreased consumer demand. This reduced demand also contributed to a decline in commodity prices and production. These declines had a negative impact on many of our customers involved in the domestic exploration and production of crude oil and natural gas, which in turn had an adverse effect on our business and results of operations. A resurgence of COVD-19, or the emergence of a different pandemic, could once again reduce the demand for, price of, and level of production of natural gas and crude oil in the regions where we provide compression services, which potentially could cause:
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
Additionally, if any pandemic were to significantly spread into our workforce, this could hinder our ability to provide services and otherwise perform our contractual obligations to our customers. The duration of any pandemic and the magnitude of its repercussions cannot be reasonably estimated, and depending on the duration and severity of the pandemic, it could materially adversely affect our financial condition and results of operations.
Our ability to fund purchases of additional compression units and expansion capital expenditures in the future is dependent on our ability to access external capital, and if we are unable to access this external capital, we may be limited in our ability to grow our operations or maintain or increase our distributions.
The Partnership Agreement requires us to distribute all of our available cash to our unitholders (excluding prudent operating reserves). We expect that we will rely primarily on cash generated by operating activities and, where necessary, borrowings under the Credit Agreement, to fund operating costs and working capital requirements. We expect to fund expansion capital expenditures through borrowings under the Credit Agreement and the issuance of debt and equity securities. However, we may not be able to obtain equity or debt financing on terms favorable to us or at all. To the extent we are unable to finance growth through external sources efficiently, our ability to maintain or increase the level of distributions on our common units could be significantly impaired. In addition, because we distribute all of our available cash, excluding prudent operating reserves, we may not grow as quickly as businesses that are able to reinvest their available cash to expand ongoing operations.
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
During times when the natural gas or crude oil markets weaken, such as during the COVID-19 pandemic, our customers are more likely to experience financial difficulties, including being unable to access debt or equity financing, which could result in a reduction in our customers’ spending for our services. For example, our customers could seek to preserve capital or reduce expenses by using lower-cost providers of compression services, not renewing month-to-month contracts, determining not to enter into any new compression service contracts, or seeking lower contract prices for our services. A significant decline in commodity prices may cause certain of our customers to reconsider their near-term capital budgets, which may impact large-scale natural gas infrastructure and crude oil production activities. Reduced demand for our services could adversely affect our business, results of operations, financial condition, and cash flows.
We are exposed to counterparty credit risk. Nonpayment and nonperformance by our customers, suppliers, or vendors could reduce our revenues, increase our expenses, and otherwise have a negative impact on our ability to conduct our business, operating results, cash flows, and ability to make distributions to our unitholders.
Weak economic conditions and widespread financial distress, such as what resulted from the COVID-19 pandemic, did and could again reduce the liquidity of our customers, suppliers, or vendors, making it more difficult for them to meet their obligations to us. We therefore are subject to heightened risks of loss resulting from nonpayment or nonperformance by our customers, suppliers, and vendors. Severe financial problems encountered by our customers, suppliers, and vendors could limit our ability to collect amounts owed to us, or to enforce the performance of obligations owed to us under contractual arrangements. In the event that any of our customers was to enter into bankruptcy, we could lose all or a portion of the amounts owed to us by such customer, and we may be forced to cancel all or a portion of our service contracts with such customer at significant expense to us. For example, as of December 31, 2023, one customer accounted for 17% of our trade accounts receivable, net balance. If this customer was to enter bankruptcy or failed to pay us, it could adversely affect our business, results of operations, financial condition, and cash flows.
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
A prolonged or severe sudden downturn in the economic environment could cause an impairment of identifiable intangible assets and reduce our earnings.
We have recorded $245.7 million of identifiable intangible assets, net, as of December 31, 2023. Any event that causes a reduction in demand for our services could result in a reduction of our estimates of future cash flows and growth rates in our business. These events could cause us to record impairments of identifiable intangible assets. For example, for the year ended December 31, 2020, we recognized a $619.4 million impairment of goodwill as a result of the economic downturn caused by the response to COVID-19.
If we determine that any of our identifiable intangible assets are impaired, we will be required to take an immediate charge to earnings with a corresponding reduction of partners’ capital resulting in an increase in balance sheet leverage as measured by debt to total capitalization.
Impairment to the carrying value of long-lived assets could reduce our earnings.
We have a significant number of long-lived assets on our Consolidated Balance Sheets. Under GAAP, we are required to review our long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be recoverable or such assets will no longer be utilized in the operating fleet. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If business conditions or other factors cause the expected undiscounted cash flows to decline, we may be required to record non-cash impairment charges. Events and conditions that could result in impairment in the value of our long-lived assets include changes in the industry in which we operate, competition, advances in technology, adverse changes in the regulatory environment, or other factors leading to a reduction in our expected long-term profitability. For example, for the years ended December 31, 2023, 2022, and 2021, we evaluated the future deployment of our idle fleet assets under then-current market conditions and retired 42, 15, and 26 compression units, respectively, representing approximately 37,700, 3,200, and 11,000 of aggregate horsepower, respectively, that previously were used to provide compression services in our business. As a result, we recorded impairments of compression equipment of $12.3 million, $1.5 million, and $5.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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
The size, nature, and complexity of our business make us susceptible to various claims, tax audits, litigation, and binding arbitration proceedings. We are currently, and may in the future become, subject to various claims, which, if not resolved within amounts we have accrued, if any, could have a material adverse effect on our financial position, results of operations, or cash flows, including our ability to pay distributions. Similarly, any claims, even if fully indemnified or insured, could negatively impact our reputation among our customers and the public, and make it more difficult for us to compete effectively or obtain adequate insurance in the future. See Part I, Item 3 “Legal Proceedings” and Note 17 to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” for additional information regarding certain proceedings to which we are a party.
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
In 2012, the EPA finalized rules that establish new air emissions controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package included New Source Performance Standards (“NSPS”) to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emissions standards to address hazardous air pollutants frequently associated with crude oil and natural gas production and processing activities. The rules established specific new requirements regarding emissions from compressors and controllers at natural gas processing plants, dehydrators, storage tanks, and other production equipment, as well as the first federal air standards for natural gas wells that are hydraulically fractured. In June 2016, the EPA expanded these regulations when it published additional NSPS, known as Subpart OOOOa, that required certain new, modified, or reconstructed facilities in the oil and gas sector to reduce methane gas and VOC emissions. These Subpart OOOOa standards expanded the 2012 NSPS by mandating certain equipment-specific emissions control practices, requiring additional controls for pneumatic controllers and pumps as well as compressors, and imposing leak detection and repair requirements for natural gas compressor and booster stations. In addition, in December 2023, the EPA issued rules to further reduce methane and VOC emissions from new and existing sources in the oil and gas sector.
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
Climate change continues to attract considerable public and scientific attention. Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas, are examples of greenhouse gases (“GHGs”). The U.S. Congress, from time to time, has considered legislation to reduce GHG emissions. In August 2022, the IRA 2022 was passed, which imposes a methane emissions charge on certain oil and gas facilities, including onshore petroleum and natural gas production facilities, that emit 25,000 metric tons or more of carbon dioxide equivalent gas per year and exceed certain emissions thresholds. In January 2024, the EPA issued a proposed rule to impose and collect the methane emissions charge authorized under the IRA 2022. In addition, federal or state governmental agencies could seek to pursue legislative, regulatory, or executive initiatives that restrict GHG emissions. Other energy legislation and initiatives could include a carbon tax or cap-and-trade program. Independent of the U.S. Congress, and as discussed in detail in Item 1 “Business – Our Operations – Governmental Regulations”, the EPA has taken steps to adopt regulations controlling GHG emissions under its existing CAA authority. Further, although Congress has not passed such legislation, many states have begun to address GHG emissions, primarily through the planned development of emissions inventories or regional GHG cap-and-trade programs. Depending on the particular program, we could be required to control GHG emissions or to purchase and surrender allowances for GHG emissions resulting from our operations.
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
In March 2022, the SEC announced its intention to promulgate rules requiring climate disclosures. Although the form and substance of these requirements is not yet known, this may result in additional costs to comply with any such disclosure requirements. In January 2024, the Biden administration announced a moratorium on approvals of applications for LNG export authorizations by the United States Department of Energy (“DOE”) while the DOE conducts studies related to the cumulative impact of LNG exports on domestic natural gas prices, climate change, and other matters. The moratorium on these approvals is expected to continue for several months and it is uncertain as to timing or conclusions of these studies and the resulting effect on the DOE approval process related to applications for LNG export authorizations. As a result, it is difficult to predict whether changes to the DOE’s approval process will have a negative effect on the prospects for future LNG export projects and on demand for domestic natural gas production that would be supported by these new LNG projects.
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
Energy Transfer may sell, and the holders of the Preferred Units have sold and may continue to sell, our common units in the public or private markets, and such sales could have an adverse impact on the trading price of our common units.
As of February 8, 2024, Energy Transfer beneficially owns an aggregate of 46,056,228 common units in us. As of February 8, 2024, the holders of our Preferred Units (the “Preferred Unitholders”) have converted a portion of their Preferred Units into 1,998,850 common units, in accordance with the formula set forth in our Partnership Agreement. Additionally, the warrants held by the Preferred Unitholders have been exercised and net settled in full for 2,894,796 common units, all of which have been sold by the Preferred Unitholders. We have granted certain registration rights to Energy Transfer and its affiliates with respect to any common units they own, and have filed a registration statement with the SEC for the benefit of the Preferred Unitholders with respect to any common units they may receive upon conversion of the Preferred Units or exercise of the warrants. Energy Transfer may, and the Preferred Unitholders may continue to, sell such common units. Any sales of these common units in the public or private markets could have an adverse impact on the price of our common units.
The General Partner has a call right that may require holders of our common units to sell their common units at an undesirable time or price.
If at any time the General Partner and its affiliates own more than 80% of our outstanding common units, the General Partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of our common units held by unaffiliated persons at a price that is not less than their then-current market price, as calculated pursuant to the terms of the Partnership Agreement. As a result, holders of our common units may be required to sell their common units at an undesirable time or price. These holders also may incur a tax liability on a sale of their common units. As of December 31, 2023, the General Partner and its affiliates (including Energy Transfer), beneficially own an aggregate of approximately 46% of our outstanding common units.
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
We may engage in transactions to de-lever the Partnership and manage our liquidity that may result in income and gain to our unitholders. For example, if we sell assets and use the proceeds to repay existing debt or fund capital expenditures, you may be allocated taxable income and gain resulting from the sale. The ultimate effect of any such allocations will depend on the unitholder’s individual tax position with respect to its units. Unitholders are encouraged to consult their tax advisors with respect to the consequences of transactions that may result in income and gain to unitholders.
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
For tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us. Our U.S. Federal income tax returns for years 2019 and 2020 are currently under examination by the IRS. To the extent possible under applicable rules, the General Partner may pay such taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, elect to issue a revised Schedule K-1 to each unitholder and former unitholder with respect to an audited and adjusted return. No assurances can be made that such election will be practical, permissible, or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties, and interest, our cash available for distribution to our unitholders may be reduced. See Note 17 to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” for additional information regarding the current IRS examination.
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
Our ability to deduct interest paid or accrued on indebtedness properly allocable to a trade or business (“business interest”) may be limited in certain circumstances. Generally, our deduction for business interest is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and for taxable years beginning on or after January 1, 2022, shall be reduced by depreciation and amortization to the extent such depreciation or amortization is not capitalized into cost of goods sold with respect to inventory. As a result of this limitation, the amount of taxable income allocated to our unitholders in the taxable year in which the limitation is in effect will increase, which was $95.1 million for tax year 2022, and any future limitations on our ability to deduct business interest may similarly increase taxable income allocated to our unitholders. In certain circumstances, a unitholder may be able to utilize a portion of a business interest deduction subject to this limitation in future taxable years. Unitholders should consult their tax advisors regarding the impact of this business interest deduction limitation on an investment in our units.
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
ITEM 1B.    Unresolved Staff Comments
None.
ITEM 1C.    Cybersecurity
Risk Management and Strategy
Our cybersecurity program is led by our IT department and our Cybersecurity Steering Committee, which consists of IT leadership and certain of our senior management. The members of our IT leadership team have an average of over 25 years of experience in IT operations and over 10 years of experience in IT security, including cybersecurity risk identification and mitigation. Our IT department stays informed of current developments in cybersecurity threats and preventative measures and continuously updates our cybersecurity program based on this knowledge. Additionally, our Cybersecurity Steering Committee

meets on a regular basis to assess, identify and manage material cyber risks. We also engage with a range of external specialists, including cybersecurity firms, consultants, and auditors in evaluating and testing our cybersecurity risk management systems, as well as specialized third-party companies that assist in monitoring our information systems. Our collaboration with these third parties includes regular audits, threat assessments, and consultation on security enhancements. These partnerships enable us to access specialized knowledge and insights which we leverage to continuously improve and modernize our cybersecurity program. We use industry-leading security tools, regularly perform security risk assessments and tool reviews with independent third parties to evaluate program effectiveness, and regularly update our security roadmap. Our IT department monitors industry news and updates to stay aware of the cybersecurity landscape, including incidents or issues that may arise involving our third-party service providers. We perform cybersecurity diligence on certain of our third-party service providers, and for third-party service providers with access to our internal information systems, we require them to review and agree to our relevant cybersecurity policies. Our cybersecurity program is designed to align with the National Institute of Standards and Technology’s five-phase Cybersecurity Framework (Identify-Protect-Detect-Respond-Recover). We have integrated cybersecurity risk management into our overall risk management system, ensuring that cybersecurity risks are taken into consideration when managing business objectives and operational needs.
We require all our employees to take monthly training and testing on cybersecurity threats, including how to recognize and properly respond to phishing and social engineering schemes. We have deployed a phishing detection system to report suspicious emails, which are flagged for further review. We install and regularly update antivirus software on all company managed systems and workstations to detect and prevent malicious code from impacting our systems. We have an incident response plan in place in the event of a cybersecurity incident to guide our response and mitigation actions, which includes requiring our IT team to escalate incidents of a certain severity to the appropriate members of management.
As of the date of this report, we have not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected us, our business strategy, results of operation or financial condition. While we have designed our cybersecurity program with the purpose of minimizing risk and protecting our assets, no cybersecurity measures can eliminate all risks. Therefore, there remains a possibility that we could experience a cybersecurity incident that could have a material impact on our business, results of operations, and financial condition. For more information on this risk, read Part I, Item 1A “Risk Factors – General Risk Factors –Cybersecurity breaches and other disruptions of our information systems could compromise our information and operations and expose us to liability, which would cause our business and reputation to suffer.”
Governance
Our IT leadership updates the Cybersecurity Steering Committee on cybersecurity risks and incidents, ensuring that management is kept aware of USAC’s cybersecurity postures and risks. The Cybersecurity Steering Committee is overseen by, and management periodically provides an update to, the Audit Committee of our Board of Directors regarding our cybersecurity posture and risks, ensuring that the Audit Committee has knowledge and oversight of significant cybersecurity matters and can provide guidance on critical cybersecurity issues.
ITEM 2.    Properties
We do not currently own or lease any material facilities or properties for storage or maintenance of our compression units. As of December 31, 2023, our headquarters consisted of 19,225 square feet of leased office space located at 111 Congress Avenue, Austin, Texas 78701.
ITEM 3.    Legal Proceedings
From time to time, we and our subsidiaries may be involved in various claims and litigation arising in the ordinary course of business. In management’s opinion, the resolution of such matters is not expected to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
See Note 17 to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” of this report for more information on certain of these proceedings.
ITEM 4.    Mine Safety Disclosures
None.

PART II
ITEM 5.    Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Partnership Interests
As of February 8, 2024, we had 103,001,911 common units outstanding. Energy Transfer owns 100% of the membership interests in the General Partner and, as of February 8, 2024, beneficially owns approximately 45% of our outstanding common units.
As of February 8, 2024, we had outstanding 460,000 Preferred Units representing limited partner interests in the Partnership, all of which were held by EIG Veteran Equity Aggregator LP and FS Specialty Lending Fund (collectively, the “Preferred Unitholders”). The Preferred Units rank senior to our common units with respect to distributions and liquidation rights. The holders of the Preferred Units are entitled to receive cumulative quarterly cash distributions equal to $24.375 per Preferred Unit.
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
There is no established public trading market for the Preferred Units, all of which are owned by the Preferred Unitholders. Please read Part II, Item 8 “Financial Statements and Supplementary Data – Note 11 – Preferred Units and – Note 12 – Partners’ Deficit”.
Holders
At the close of business on February 8, 2024, based on information received from the transfer agent of the common units, we had 68 holders of record of our common units. The number of record holders does not include holders of common units held in “street name” or persons, partnerships, associations, corporations, or other entities identified in security position listings maintained by depositories.
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
Discussion and analysis of our operating highlights and financial results of operations for the year ended December 31, 2022, compared to the year ended December 31, 2021, is included under the headings in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Operating Highlights, Financial Results of Operations, Liquidity and Capital Resources, and Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 14, 2023.
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
Since 2020, the general energy industry recovered substantially from the low commodity prices and reduced economic activity, driven by continued demand growth for crude oil and natural gas that occurred as worldwide economic recovery from COVID-19 lock-downs commenced. This continued demand growth for crude oil and natural gas resulted in continued growth in capital expenditures by industry participants resulting in record U.S. crude oil and natural gas production in 2023, according to the EIA’s January 2024 Short-Term Energy Outlook (“EIA Outlook”), as the commodity-price backdrop remained constructive. Although our business is focused on providing compression services that do not bear direct exposure to commodity prices, our business exhibits indirect exposure to commodity prices as overall levels of drilling activity and production are influenced by prevailing commodity prices. Accordingly, we experienced increased demand for our compression services in 2023 as evidenced by marked improvements to our fleet utilization rates and pricing for our services.
According to the EIA Outlook, global consumption of petroleum and liquids fuels increased 2% in 2023 and will continue to increase over 1.0 million barrels per day (“bpd”) in each of 2024 and 2025. The EIA Outlook estimates that annual U.S. crude oil production averaged 12.9 million bpd in 2023, up 1.0 million bpd from 2022, primarily due to production growth in the Permian region of western Texas and eastern New Mexico. In 2024 and 2025, the EIA Outlook expects U.S. crude oil production growth to continue, albeit at a slower rate, estimating average production of 13.2 million bpd for 2024 and 13.4 million bpd in 2025, which would represent new records for annual average crude oil production. The estimated increase in crude oil production is due in part to the expectation that crude oil prices will remain economic for producers. The EIA Outlook estimates that West Texas Intermediate crude oil prices will average $78 per barrel and $75 per barrel for 2024 and 2025, respectively. However, the EIA Outlook notes several key uncertainties that could affect future prices. Heightened tensions around the critical Red Sea shipping channel and other developments in the Middle East have the potential to disrupt global oil trade flows and drive-up global oil prices further should they escalate or persist. We expect that anticipated crude oil production increases likewise will increase associated natural gas production volumes throughout 2024, thereby increasing demand for our compression services, particularly in the Permian and Delaware Basins.
Unlike crude oil, natural gas production and prices have been influenced by different factors, including the nonexistence of an OPEC+ equivalent for the global natural gas market, which makes natural gas price discovery dependent on market supply and demand dynamics rather than by a centralized market coordinator. Over the past several years, increased natural gas production in the U.S., driven by large volumes of associated gas produced from shale sources, has been a major driver of an overall decline in natural gas prices. The EIA Outlook expects dry natural gas production to increase by 1.5 billion cubic feet per day (“bcf/d”) in 2024 and by 1.3 bcf/d in 2025, resulting in record dry natural gas production each year.
Significant demand for natural gas is driven by domestic power generation which has benefited from a lower-price environment. These low prices, combined with a general shift away from coal-fired power plants due to emissions concerns, has resulted in power generation becoming, and remaining, the largest use of natural gas in the U.S., and has created a relatively resilient baseload demand for natural gas. The demand for domestic natural gas also continues to benefit from the construction of LNG export infrastructure, which enables industry participants to benefit from attractive global natural gas prices. According to the EIA Outlook, the U.S. witnessed record LNG exports of 11.8 bcf/d during 2023 and expects LNG exports to set new records of 12.4 bcf/d and 14.4 bcf/d in 2024 and 2025, respectively, as new LNG export capacity continues to ramp up creating incremental baseload global demand.
Overall, the EIA Outlook expects U.S. natural gas consumption to increase by almost 2 bcf/d in 2024, primarily reflecting increased exports, both by pipeline and LNG, but also increased residential and commercial consumption due to the expectation of colder weather in 2024 as compared to 2023, which outpaces supply growth during 2024 by 0.7 bcf/d. Further, the EIA Outlook expects U.S natural gas consumption to increase another 2.4 bcf/d in 2025, driven primarily by LNG exports while baseload demand remains consistent, and for demand growth to exceed supply growth by 1.0 bcf/d in 2025. Natural gas prices averaged $2.54 per million British thermal units (“MMBtu”) in 2023 and the EIA Outlook expects natural gas prices to increase on average to $2.66/MMBtu and $2.95/MMBtu in 2024 and 2025, respectively. However, the EIA Outlook notes the potential exists for natural gas prices to rise significantly due to the uncertainty of weather impacts on residential and commercial heating demand in the winter and air conditioning demand from the electric power sector in the summer. We expect the baseload natural gas demand described above to continue to support long-term domestic natural gas production.
The broader outlook for commodity prices remained constructive during 2023. Although we believe the longer-term outlook for natural gas fundamentals remains positive for 2024 and beyond, the uncertainty created by the heightened tensions in the Middle East, the Russia-Ukraine conflict, the slowing global economy and general geopolitical events on the demand for crude oil and natural gas may have a varying impact on our business. Given these uncertainties, we believe it prudent to reduce our estimated 2024 growth capital expenditures to between $115.0 million and $125.0 million, compared to 2023 growth capital expenditures of $275.4 million.
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

	Year Ended December 31,
	2023	2022	Increase
Fleet horsepower (at period end) (1)	3,775,660	3,716,854	1.6%
Total available horsepower (at period end) (2)	3,831,444	3,826,854	0.1%
Revenue-generating horsepower (at period end) (3)	3,433,775	3,199,548	7.3%
Average revenue-generating horsepower (4)	3,328,999	3,067,279	8.5%
Average revenue per revenue-generating horsepower per month (5)	$18.86	$17.35	8.7%
Revenue-generating compression units (at period end)	4,237	4,116	2.9%
Average horsepower per revenue-generating compression unit (6)	792	765	3.5%
Horsepower utilization (7):
At period end	94.3%	91.8%	2.5%
Average for the period (8)	93.4%	88.6%	4.8%
________________________
(1)Fleet horsepower is horsepower for compression units that have been delivered to us (and excludes units on order). As of December 31, 2023, we had 52,500 large horsepower on order for expected delivery during 2024.
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
(7)Horsepower utilization is calculated as (i) the sum of (a) revenue-generating horsepower, (b) horsepower in our fleet that is under contract, but is not yet generating revenue, and (c) horsepower not yet in our fleet that is under contract but not yet generating revenue and that is subject to a purchase order, divided by (ii) total available horsepower less idle horsepower that is under repair. Horsepower utilization based on revenue-generating horsepower and fleet horsepower was 90.9% and 86.1% as of December 31, 2023, and 2022, respectively.
(8)Calculated as the average utilization for the months in the period based on utilization at the end of each month in the period. Average horsepower utilization based on revenue-generating horsepower and fleet horsepower was 89.2% and 82.9% for the years ended December 31, 2023, and 2022, respectively.
The 1.6% increase in fleet horsepower as of December 31, 2023, compared to December 31, 2022, primarily was due to compression units added to our fleet to meet incremental demand from customers for our compression services, partially offset by compression units impaired since the previous period.
The 7.3% increase in revenue-generating horsepower and 2.9% increase in revenue-generating compression units as of December 31, 2023, compared to December 31, 2022, primarily were driven by both the redeployment of, and addition of new, large-horsepower compression units due to increased demand for our services commensurate with increased production levels in the basins in which we operate. The above-stated factors also drove the 8.5% increase in the average revenue-generating horsepower for the year ended December 31, 2023 as compared to the year ended December 31, 2022.
The 8.7% increase in average revenue per revenue-generating horsepower per month for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily was due to higher market-based rates on newly deployed and redeployed compression units, and CPI-based and other market-based price increases on existing customer contracts that occur as market conditions permit.
The 3.5% increase in average horsepower per revenue-generating compression unit for the year ended December 31, 2023, compared to the year ended December 31, 2022, was driven by both the redeployment of, and addition of new, large-horsepower compression units.
Horsepower utilization increased to 94.3% as of December 31, 2023, compared to 91.8% as of December 31, 2022. The increase primarily was due to an increase in revenue-generating horsepower, which was driven by a combination of the redeployment of certain previously idle compression units as well as the deployment of new compression units added to the fleet. The increase in horsepower utilization resulted from increased demand for our services, consistent with increased production levels in the basins in which we operate. The above-stated factors also drove the increase in average horsepower utilization for the year ended December 31, 2023 as compared to the year ended December 31, 2022.
Horsepower utilization based on revenue-generating horsepower and fleet horsepower increased to 90.9% as of December 31, 2023, compared to 86.1% as of December 31, 2022. The increase in horsepower utilization based on revenue-generating horsepower and fleet horsepower primarily was driven by the redeployment of certain previously idle compression units as well as the deployment of new compression units added to the fleet. The increase in horsepower utilization based on revenue-generating horsepower and fleet horsepower resulted from increased demand for our services, consistent with increased production levels in the basins in which we operate. The above-stated factors also drove the increase in average horsepower utilization based on revenue-generating horsepower and fleet horsepower for the year ended December 31, 2023 as compared to the year ended December 31, 2022.

Financial Results of Operations
Year ended December 31, 2023, compared to the year ended December 31, 2022
The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Year Ended December 31,		Increase
	2023	2022	(Decrease)
Revenues:
Contract operations	$802,562	$673,214	19.2%
Parts and service	21,890	15,729	39.2%
Related party	21,726	15,655	38.8%
Total revenues	846,178	704,598	20.1%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	284,708	234,336	21.5%
Depreciation and amortization	246,096	236,677	4.0%
Selling, general, and administrative	72,714	61,278	18.7%
Loss (gain) on disposition of assets	(1,667)	1,527	*
Impairment of compression equipment	12,346	1,487	*
Total costs and expenses	614,197	535,305	14.7%
Operating income	231,981	169,293	37.0%
Other income (expense):
Interest expense, net	(169,924)	(138,050)	23.1%
Gain on derivative instrument	7,449	—	*
Other	127	91	39.6%
Total other expense	(162,348)	(137,959)	17.7%
Net income before income tax expense	69,633	31,334	122.2%
Income tax expense	1,365	1,016	34.4%
Net income	$68,268	$30,318	125.2%
________________________
*Not meaningful.
Contract operations revenue. The $129.3 million increase in contract operations revenue for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily was due to (i) an 8.7% increase in average revenue per revenue-generating horsepower per month, as a result of higher market-based rates on newly deployed and redeployed compression units, and CPI-based and other market-based price increases on existing customer contracts that occur as market conditions permit, (ii) an 8.5% increase in average revenue-generating horsepower as a result of increased demand for our services, consistent with increased production levels in the basins in which we operate, and (iii) a $24.2 million increase in revenue attributable to natural gas treating services.
Average revenue per revenue-generating horsepower per month associated with our compression services provided on a month-to-month basis did not differ significantly from the average revenue per revenue-generating horsepower per month associated with our compression services provided under contracts in their primary term during the period.
Parts and service revenue. The $6.2 million increase in parts and service revenue for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily was due to an increase in maintenance work performed on units at customer locations that are outside the scope of our core maintenance activities and that are offered as a convenience, and in directly reimbursable freight and crane charges that are the financial responsibility of the customers. Demand for retail parts and services fluctuates from period to period based on varying customer needs.
Related-party revenue. Related-party revenue was earned through related-party transactions that occur in the ordinary course of business with various affiliated entities of Energy Transfer. The $6.1 million increase in related-party revenue for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily was due to (i) an increase in revenues attributable to natural gas treating services driven by increased demand for these services from these entities, (ii)

increased average revenue-generating horsepower under contract with these entities, and (iii) increased average revenue per revenue-generating horsepower per month, consistent with the overall increase to our contract operations revenue.
Cost of operations, exclusive of depreciation and amortization. The $50.4 million increase in cost of operations for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily was due to (i) a $26.0 million increase in direct expenses, primarily driven by fluids and parts due to higher costs and increased usage associated with increased revenue-generating horsepower, (ii) a $13.6 million increase in direct labor costs due to increased headcount associated with increased revenue-generating horsepower and higher employee costs, (iii) a $5.1 million increase in retail parts and service expenses, for which a corresponding increase in parts and service revenue also occurred, (iv) a $1.6 million increase in other indirect expenses primarily due to increased consumption and costs of supplies associated with increased revenue-generating horsepower, (v) a $1.5 million increase in expenses related to our vehicle fleet, primarily due to increased usage and maintenance costs associated with increased revenue-generating horsepower, and (vi) a $1.4 million increase in non-income taxes associated with increased revenue-generating horsepower in taxable jurisdictions.
Depreciation and amortization expense. The $9.4 million increase in depreciation and amortization expense for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily was due to new compression units placed in service to meet incremental demand from customers and overhauls and major improvements to compression units.
Selling, general, and administrative expense. The $11.4 million increase in selling, general, and administrative expense for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily was due to (i) a $6.3 million increase in unit-based compensation expense, primarily attributable to mark-to-market changes to our unit-based compensation liability that occurred as a result of changes to our per-unit trading price as of December 31, 2023, (ii) a $2.2 million increase to the allowance for credit losses, resulting from a $1.5 million increase to the provision for expected credit losses in the current period versus a $0.7 million reversal of previously recognized credit losses in the prior comparable period, and (iii) a $2.1 million increase in employee-related expenses, driven by increased headcount and higher employee costs.
Loss (gain) on disposition of assets. The $1.7 million gain on disposition of assets for the year ended December 31, 2023, and the $1.5 million loss on disposition of assets for the year ended December 31, 2022, were related to various asset disposals.
Impairment of compression equipment. The $12.3 million and $1.5 million impairments of compression equipment during the years ended December 31, 2023 and 2022, respectively, primarily resulted from our evaluation of the future deployment of our idle fleet assets under then-current market conditions. The primary circumstances supporting these impairments were: (i) unmarketability of certain compression units into the foreseeable future, (ii) excessive maintenance costs associated with certain fleet assets, and (iii) prohibitive retrofitting costs that likely would prevent certain compression units from securing customer acceptance. These compression units were written down to their estimated salvage values, if any.
As a result of our evaluations during the years ended December 31, 2023 and 2022, we retired 42 and 15 compression units, respectively, with approximately 37,700 and 3,200 aggregate horsepower, respectively, that previously were used to provide compression services in our business.
Interest expense, net. The $31.9 million increase in interest expense, net for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily was due to higher weighted-average interest rates and increased borrowings under the Credit Agreement.
The weighted-average interest rate applicable to borrowings under the Credit Agreement was 7.68% and 4.48% for the years ended December 31, 2023, and 2022, respectively, and average outstanding borrowings under our Credit Agreement were $757.6 million for the year ended December 31, 2023, compared to $580.4 million for the year ended December 31, 2022.
Gain on derivative instrument. In April 2023, we entered into an interest-rate swap in which we pay a fixed interest rate and receive floating interest rate payments that are indexed to the one-month SOFR. The $7.4 million gain on derivative instrument for the year ended December 31, 2023 resulted from the increase in fair value of the interest-rate swap due to an increase in the interest-rate forward curve during the year. We had no derivative instruments outstanding for the year ended December 31, 2022.

Other Financial Data
The following table summarizes other financial data for the periods presented (dollars in thousands):

	Year Ended December 31,				Increase
Other Financial Data: (1)	2023		2022		(Decrease)
Gross margin	$315,374		$233,585		35.0%
Adjusted gross margin	$561,470		$470,262		19.4%
Adjusted gross margin percentage (2)	66.4%		66.7%		(0.3)%
Adjusted EBITDA	$511,939		$425,978		20.2%
Adjusted EBITDA percentage (2)	60.5%		60.5%		—%
DCF	$281,113		$221,499		26.9%
DCF Coverage Ratio	1.35	x	1.08	x	25.0%
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
Gross margin. The $81.8 million increase in gross margin for the year ended December 31, 2023, compared to the year ended December 31, 2022, was due to (i) a $141.6 million increase in revenues, offset by (ii) a $50.4 million increase in cost of operations, exclusive of depreciation and amortization, and (iii) a $9.4 million increase in depreciation and amortization.
Adjusted gross margin. The $91.2 million increase in Adjusted gross margin for the year ended December 31, 2023, compared to the year ended December 31, 2022, was due to a $141.6 million increase in revenues, offset by a $50.4 million increase in cost of operations, exclusive of depreciation and amortization.
Adjusted EBITDA. The $86.0 million increase in Adjusted EBITDA for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily was due to a $91.2 million increase in Adjusted gross margin, partially offset by a $5.1 million increase in selling, general, and administrative expenses, excluding unit-based compensation expense, severance charges, and transaction expenses.
DCF. The $59.6 million increase in DCF for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily was due to (i) a $91.2 million increase in Adjusted gross margin, (ii) a $6.2 million increase in cash received on derivative instrument, and (iii) a $1.0 million decrease in distributions on Preferred Units, partially offset by (iv) a $31.9 million increase in cash interest expense, net, (v) a $5.1 million increase in selling, general, and administrative expenses, excluding unit-based compensation expense, severance charges, and transaction expenses, and (vi) a $1.5 million increase in maintenance capital expenditures.
DCF Coverage Ratio. The increase in DCF Coverage Ratio for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily was due to the increase in DCF, partially offset by increased distributions due to an increase in the number of outstanding common units.
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
We believe cash generated by operating activities and, where necessary, borrowings under the Credit Agreement will be sufficient to service our debt, fund working capital, fund our estimated expansion capital expenditures, fund our maintenance capital expenditures, and pay distributions to our unitholders through 2024.

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
We classify capital expenditures as maintenance or expansion on an individual-asset basis. Over the long term, we expect that our maintenance capital expenditure requirements will continue to increase as the overall size and age of our fleet increases. Our aggregate maintenance capital expenditures for the years ended December 31, 2023 and 2022, were $25.2 million and $23.8 million, respectively. We currently plan to spend approximately $32.0 million in maintenance capital expenditures during 2024, including parts consumed from inventory.
Without giving effect to any equipment that we may acquire pursuant to any future acquisitions, we currently have budgeted between $115.0 million and $125.0 million in expansion capital expenditures for 2024. Our expansion capital expenditures for the years ended December 31, 2023 and 2022, were $275.4 million and $145.1 million, respectively.
As of December 31, 2023, we had binding commitments to purchase $53.4 million worth of additional compression units and serialized parts, all of which is expected to be settled within the next twelve months.
Other Commitments
As of December 31, 2023, other commitments include operating and finance lease payments totaling $22.7 million, of which we expect to make payments of $5.4 million to be settled in the next twelve months. For a more detailed description of our lease obligations, please refer to Note 7 to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data”.
Cash Flows
The following table summarizes our sources and uses of cash for the years ended December 31, 2023 and 2022, (in thousands):

	Year Ended December 31,
	2023	2022
Net cash provided by operating activities	$271,885	$260,590
Net cash used in investing activities	(232,653)	(129,945)
Net cash used in financing activities	(39,256)	(130,610)
Net cash provided by operating activities. The $11.3 million increase in net cash provided by operating activities for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily was due to (i) an increase in cash inflows from a $91.2 million increase in Adjusted gross margin, partially offset by (ii) a $45.2 million increase in inventory purchases and (iii) a $34.6 million increase in cash paid for interest expense, net of capitalized amounts.
Net cash used in investing activities. The $102.7 million increase in net cash used in investing activities for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily was due to a $104.3 million increase in capital expenditures, for purchases of new compression units, overhauls and major improvements, and purchases of other equipment, partially offset by a $1.7 million increase in proceeds from disposition of property and equipment.

Net cash used in financing activities. The $91.4 million decrease in net cash used in financing activities for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily was due to (i) an $96.2 million increase in net borrowings under the Credit Agreement, partially offset by (ii) a $3.5 million increase in cash paid related to net settlement of unit-based awards and (iii) a $1.6 million increase in common unit distributions.
Revolving Credit Facility
As of December 31, 2023, we had outstanding borrowings under the Credit Agreement of $871.8 million and $728.2 million of remaining unused availability of which, due to restrictions related to compliance with the applicable financial covenants, $529.1 million was available to be drawn. The $196.0 million increase in available borrowing capacity compared to as of December 31, 2022 was due to (i) a $127.5 million increase from the inclusion of recurring tax expenses as of December 31, 2023, consistent with the calculation of EBITDA under the Credit Agreement, and (ii) a $68.5 million increase from improved financial and operating performance as of December 31, 2023. As of December 31, 2023, we were in compliance with all of our covenants under the Credit Agreement.
As of February 8, 2024, we had outstanding borrowings under the Credit Agreement of $927.5 million and outstanding letters of credit of $0.5 million.
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
The Credit Agreement contains various covenants with which the Partnership and its restricted subsidiaries must comply, including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity and making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets, and other provisions customary in similar types of agreements. The Partnership also must maintain, on a consolidated basis, as of the last day of each fiscal quarter a Total Leverage Ratio (as defined in the Credit Agreement) of not greater than 5.25 to 1.00 (except that the Partnership may increase the applicable Total Leverage Ratio by 0.25 for any fiscal quarter during which a Specified Acquisition (as defined in the Credit Agreement) occurs and the following two fiscal quarters, but in no event shall the maximum Total Leverage Ratio exceed 5.50 to 1.00 for any fiscal quarter as a result of such increase); an Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 2.50 to 1.00; and a Secured Leverage Ratio (as defined in the Credit Agreement) of not greater than 3.00 to 1.00 or less than 0.00 to 1.00. The Credit Agreement also contains various customary representations and warranties, affirmative covenants, and events of default.
We expect to remain in compliance with our covenants under the Credit Agreement throughout 2024. If our current cash flow projections prove to be inaccurate, we expect to be able to remain in compliance with such financial covenants by taking one or more of the following actions: issue equity in a public or private offering; request a modification of our covenants from our bank group; reduce distributions from our current distribution rate or suspend distributions altogether; delay discretionary capital spending and reduce operating expenses; or obtain an equity infusion pursuant to the terms of the Credit Agreement.
For a more detailed description of the Credit Agreement, including the covenants and restrictions contained therein, see Note 10 to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data.”.

Senior Notes
As of December 31, 2023, we had $725.0 million and $750.0 million aggregate principal amount outstanding on our Senior Notes 2026 and Senior Notes 2027, respectively.
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
For more detailed descriptions of the Senior Notes 2026 and Senior Notes 2027, see Note 10 to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data”.
Derivative Instrument
In April 2023, we entered into an interest-rate swap to manage interest-rate risk associated with the floating-rate Credit Agreement, and in October 2023, we modified this interest-rate swap. See Note 8 to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” for more information regarding the interest-rate swap.
DRIP
During the years ended December 31, 2023 and 2022, distributions of $1.9 million and $2.1 million, respectively, were reinvested under the DRIP resulting in the issuance of 87,808 and 124,255 common units, respectively.
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

The following table reconciles Adjusted gross margin to gross margin, its most directly comparable GAAP financial measure, for each of the periods presented (in thousands):

	Year Ended December 31,
	2023	2022
Total revenues	$846,178	$704,598
Cost of operations, exclusive of depreciation and amortization	(284,708)	(234,336)
Depreciation and amortization	(246,096)	(236,677)
Gross margin	$315,374	$233,585
Depreciation and amortization	246,096	236,677
Adjusted gross margin	$561,470	$470,262
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

The following table reconciles Adjusted EBITDA to net income and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Year Ended December 31,
	2023	2022
Net income	$68,268	$30,318
Interest expense, net	169,924	138,050
Depreciation and amortization	246,096	236,677
Income tax expense	1,365	1,016
EBITDA	$485,653	$406,061
Unit-based compensation expense (1)	22,169	15,894
Transaction expenses (2)	46	27
Severance charges	841	982
Loss (gain) on disposition of assets	(1,667)	1,527
Gain on derivative instrument	(7,449)	—
Impairment of compression equipment (3)	12,346	1,487
Adjusted EBITDA	$511,939	$425,978
Interest expense, net	(169,924)	(138,050)
Non-cash interest expense	7,279	7,265
Income tax expense	(1,365)	(1,016)
Transaction expenses	(46)	(27)
Severance charges	(841)	(982)
Cash received on derivative instrument	6,245	—
Other	1,448	(851)
Changes in operating assets and liabilities	(82,850)	(31,727)
Net cash provided by operating activities	$271,885	$260,590
________________________
(1)For the years ended December 31, 2023 and 2022, unit-based compensation expense included $4.4 million and $4.4 million, respectively, of cash payments related to quarterly payments of DERs on outstanding phantom unit awards and $0.3 million and $1.3 million, respectively, related to the cash portion of the settlement of phantom unit awards upon vesting. The remainder of unit-based compensation expense for all periods was related to non-cash adjustments to the unit-based compensation liability.
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
The following table reconciles DCF to net income and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Year Ended December 31,
	2023	2022
Net income	$68,268	$30,318
Non-cash interest expense	7,279	7,265
Depreciation and amortization	246,096	236,677
Non-cash income tax benefit	(52)	(151)
Unit-based compensation expense (1)	22,169	15,894
Transaction expenses (2)	46	27
Severance charges	841	982
Loss (gain) on disposition of assets	(1,667)	1,527
Change in fair value of derivative instrument	(1,204)	—
Impairment of compression equipment (3)	12,346	1,487
Distributions on Preferred Units	(47,775)	(48,750)
Maintenance capital expenditures (4)	(25,234)	(23,777)
DCF	$281,113	$221,499
Maintenance capital expenditures	25,234	23,777
Transaction expenses	(46)	(27)
Severance charges	(841)	(982)
Distributions on Preferred Units	47,775	48,750
Other	1,500	(700)
Changes in operating assets and liabilities	(82,850)	(31,727)
Net cash provided by operating activities	$271,885	$260,590
________________________
(1)For the years ended December 31, 2023 and 2022, unit-based compensation expense included $4.4 million and $4.4 million, respectively, of cash payments related to quarterly payments of DERs on outstanding phantom unit awards and $0.3 million and $1.3 million, respectively, related to the cash portion of the settlement of phantom unit awards upon vesting. The remainder of unit-based compensation expense for all periods was related to non-cash adjustments to the unit-based compensation liability.
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

The following table summarizes our DCF Coverage Ratio for the periods presented (dollars in thousands):

	Year Ended December 31,
	2023		2022
DCF	$281,113		$221,499

Distributions for DCF Coverage Ratio (1)	$208,856		$205,559

DCF Coverage Ratio	1.35	x	1.08	x
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
For the years ended December 31, 2023 and 2022, we evaluated the future deployment of our idle fleet assets under then-current market conditions and retired 42 and 15 compression units, respectively, representing approximately 37,700 and 3,200 of aggregate horsepower, respectively, that previously were used to provide compression services in our business. As a result, we recorded impairments of compression equipment of $12.3 million and $1.5 million for the years ended December 31, 2023, and 2022, respectively. The primary circumstances supporting these impairments were: (i) unmarketability of certain compression units into the foreseeable future, (ii) excessive maintenance costs associated with certain fleet assets, and (iii) prohibitive retrofitting costs that likely would prevent certain compression units from securing customer acceptance. These compression units were written down to their estimated salvage values, if any.
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
We currently are protesting certain assessments made by the Oklahoma Tax Commission (“OTC”). We believe it is reasonably possible that we could incur losses related to this assessment depending on whether the administrative law judge assigned by the OTC accepts our position that the transactions are not taxable and we ultimately lose any and all subsequent legal challenges to such determination. We estimate that the range of losses we could incur is from $0 to approximately $25.8 million, including penalties and interest.
Our U.S. federal income tax returns for years 2019 and 2020 currently are under examination by the IRS. The IRS has issued preliminary partnership examination changes, along with imputed underpayment computations, for the 2019 and 2020 tax years. Under the Bipartisan Budget Act of 2015, there are several procedural steps, including an appeals process, to complete before a final imputed underpayment, if any, is determined. Based on discussions with the IRS, we estimate a potential range of loss from a final imputed underpayment of $0 to approximately $26.4 million, including interest, for potential adjustments resulting from the IRS examinations. Once a final partnership imputed underpayment, if any, is determined, our General Partner may elect to either pay the imputed underpayment (including any applicable penalties and interest) directly to the IRS or, if eligible, issue a revised information statement to each unitholder, and former unitholder, with respect to an audited and adjusted return.
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
For the year ended December 31, 2023, we recognized a $1.5 million increase to the provision for expected credit losses. Unfavorable developments related to customers in bankruptcy was the primary factor supporting the recognized increase to the allowance for credit losses for the year ended December 31, 2023.
For the year ended December 31, 2022, we recognized a reversal of $0.7 million to the provision for expected credit losses. Favorable market conditions for customers, attributable to sustained increases in commodity prices, was the primary factor supporting the recognized decrease to the allowance for credit losses for the year ended December 31, 2022.
Recent Accounting Pronouncements
See Part II, Item 8 “Financial Statements and Supplementary Data”, Note 18 for recent accounting pronouncements affecting us.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to any natural gas or crude oil in connection with our rendered services, and accordingly, we do not bear direct exposure to fluctuating commodity prices. However, the demand for our compression services depends on the continued demand for, and production of, natural gas and crude oil. Sustained low natural gas or crude oil prices over the long term could result in a decline in the production of natural gas or crude oil, which could result in reduced demand for our compression services. We do not intend to hedge our indirect exposure to fluctuating commodity prices. A one percent decrease in average revenue-generating horsepower during the year ended December 31, 2023 would result in an annual decrease of approximately $7.5 million and $5.0 million in our revenue and Adjusted gross margin, respectively. Adjusted gross margin is a non-GAAP financial measure. For a reconciliation of Adjusted gross margin to gross margin, its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures”. Please also read Part I, Item 1A “Risk Factors – Risks Related to Our Business – An extended reduction in the demand for, or production of, natural gas or crude oil could adversely affect the demand for our services or the prices we charge for our services, which could result in a decrease in our revenues and cash available for distribution to unitholders.”
Interest Rate Risk
We are exposed to market risk due to variable interest rates under the Credit Agreement.
As of December 31, 2023, we had $871.8 million of variable-rate indebtedness outstanding at a weighted-average interest rate of 7.98%. Based on our December 31, 2023 variable-rate indebtedness outstanding, a one percent increase or decrease, respectively, in the effective interest rate would result in an annual increase or decrease in our interest expense of approximately $8.7 million.
For further information regarding our exposure to interest rate fluctuations on our debt obligations, see Note 10 to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data”.
In April 2023, we entered into an interest-rate swap to manage interest-rate risk associated with the floating-rate Credit Agreement. In October 2023, we modified this interest-rate swap. As of December 31, 2023, the interest-rate swap’s notional principal amount was $700 million, with a termination date of December 31, 2025. Under the interest-rate swap, we pay a fixed interest rate, which as of December 31, 2023 was 3.9725%, and receive floating interest rate payments that are indexed to the one-month SOFR. Based on the fixed interest rate as of December 31, 2023, a one percent increase or decrease in the SOFR interest-rate forward curve would result in an increase or decrease, respectively, in the fair value of this interest-rate swap of $14.8 million, prior to any discount factors or credit valuation adjustments.
For further information regarding our interest-rate swap, see Note 8 to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data”.
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
ITEM 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.    Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023, at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, our management believes that, as of December 31, 2023, our internal control over financial reporting was effective. Grant Thornton LLP, an independent registered public accounting firm that audited our consolidated financial statements included herein, also has audited the effectiveness of our internal control over financial reporting as of December 31, 2023, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors of USA Compression GP, LLC and
Unitholders of USA Compression Partners, LP
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of USA Compression Partners, LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2023, and our report dated February 13, 2024 expressed an unqualified opinion on those financial statements.
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
February 13, 2024

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    Other Information
During the three months ended December 31, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed the Company of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, except as follows:
•On November 13, 2023, Eric D. Long, our President and Chief Executive Officer and Director, adopted an equity trading plan in accordance with Rule 10b5-1(c)(1) under the Exchange Act. The plan provides for the sale of up to a maximum of 196,859 of our common units. The first trade under the plan will not occur until February 16, 2024 at the earliest, and the plan will terminate on or before November 8, 2024.
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
The Board is comprised of eight members, all of whom were designated by Energy Transfer. Pursuant to a Board Representation Agreement (the “Board Representation Agreement”) among us, the General Partner, Energy Transfer, EIG Veteran Equity Aggregator, L.P. (along with its affiliated funds, “EIG”), and EIG Management Company, LLC (“EIG Management”), entered into on April 2, 2018 (the “Transactions Date”) in connection with our private placement to EIG and FS Specialty Lending Fund (formerly known as FS Energy and Power Fund) (“FSSL”) of Preferred Units and warrants to purchase common units of the Partnership (the “Warrants”), EIG Management has the right to designate one member of the Board for so long as EIG and FSSL own, in the aggregate, more than 5% of the Partnership’s outstanding common units (taking into account the common units issuable upon conversion of the Preferred Units and exercise of the Warrants). EIG Management has not designated a board member following the resignation of its previous designee, Matthew S. Hartman, on November 20, 2023. Three members of the Board are independent as defined under the independence standards established by the NYSE and the SEC. Although the NYSE does not require a publicly traded limited partnership like us to have a majority of independent directors on the Board or to establish a compensation committee or a nominating committee, the Board has elected to have a standing compensation committee (the “Compensation Committee”). We do not have a nominating committee in light of the fact that Energy Transfer and EIG currently collectively have the right to appoint all of the members of the Board.
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
Independent Directors. The Board has determined that each of Glenn E. Joyce, W. Brett Smith, William S. Waldheim are, and prior to his departure Matthew S. Hartman was, an independent director under the standards established by the NYSE and the Exchange Act. The Board considered all relevant facts and circumstances and applied the independence guidelines of the NYSE and the Exchange Act in determining that none of these directors has any material relationship with us, our management, the General Partner or its affiliates, or our subsidiaries.
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
Mr. Hartman is a Managing Director at EIG, and, since the Transactions Date, EIG has owned over 80% of the Preferred Units and outstanding warrants in the Partnership. Additionally, during 2023 prior to Mr. Hartman’s departure, EIG owned common units in us as a result of the exercise of the warrants. The Board determined that EIG’s ownership interest in the Partnership did not preclude the independence of Mr. Hartman because (i) EIG’s ownership interest in the Partnership did not confer voting rights sufficient to participate in the control of the Partnership or influence its management, (ii) the Board Representation Agreement does not grant EIG a sufficient number of seats on the Board to significantly influence or control its decision making or materially influence the management or operation of the Partnership, and (iii) the Board has determined that ownership of even a significant amount of the Partnership’s securities does not, by itself, preclude a finding of independence.
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
Committees of the Board of Directors
Audit Committee. The Board appoints the Audit Committee, which is comprised solely of directors who meet the independence and experience standards established by the NYSE and the Exchange Act. The Audit Committee consists of Messrs. Joyce, Smith, and Waldheim, and prior to his departure, Mr. Hartman. Mr. Waldheim serves as chairman of the Audit Committee. The Board determined that Mr. Waldheim is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of SEC Regulation S-K, and that each of Messrs. Joyce, Smith, Waldheim is, and prior to his departure Mr. Hartman was, “independent” within the meaning of the applicable NYSE and Exchange Act rules governing audit committee independence. The Audit Committee assists the Board in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements as well as the effectiveness of our corporate policies and internal controls. The Audit Committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof, and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. The Audit Committee also is responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm is given unrestricted access to the Audit Committee.
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
Directors and Executive Officers
The following table shows information as of February 8, 2024 regarding the current directors and executive officers of USA Compression GP, LLC.

Name	Age	Position with USA Compression GP, LLC
Eric D. Long	65	President and Chief Executive Officer and Director
G. Tracy Owens	61	Vice President of Finance and Chief Accounting Officer
Eric A. Scheller	60	Vice President and Chief Operating Officer
Christopher W. Porter	40	Vice President, General Counsel and Secretary
Sean T. Kimble	59	Vice President, Human Resources
Christopher R. Curia	68	Director
Glenn E. Joyce	66	Director
Thomas E. Long	67	Director
Thomas P. Mason	67	Director
W. Brett Smith	64	Director
William S. Waldheim	67	Director
Bradford D. Whitehurst	49	Director
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
G. Tracy Owens has served as Vice President of Finance and Chief Accounting Officer of the Company since April 2017, and was designated as our principal financial officer in October 2023. Prior to joining us in 2017, Mr. Owens served as Vice President and Chief Accounting Officer of Southcross Energy Partners GP, LLC, the general partner of Southcross Energy Partners, L.P. (“Southcross”) from August 2015 until December 2016. Before joining Southcross, Mr. Owens served as Controller for Alon USA Energy, Inc. (“Alon”) since 2006. Prior to joining Alon, Mr. Owens served as Controller for Hunt Refining Company from 1996 until 2006 and as Senior Manager at KPMG LLP from 1986 until 1996. Mr. Owens received a BBA in Accounting from Baylor University in 1986. He is a member of the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants.
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
Thomas P. Mason has served on the Board since April 2018. Since December 2022, Mr. Mason has served as the Executive Vice President and President – LNG of the general partner of Energy Transfer LP. Mr. Mason became the Executive Vice President and General Counsel of the general partner of Energy Transfer LP in December 2015, and served as the Executive Vice President, General Counsel and President – LNG from October 2018 following the merger of Energy Transfer Equity, L.P. and Energy Transfer Partners, L.P. until December 2022 when he resigned from his role as General Counsel. In February 2021, Mr. Mason assumed leadership responsibility over Energy Transfer LP’s newly created Alternative Energy Group, which focuses on the development of alternative energy projects aimed at continuing to reduce Energy Transfer LP’s environmental footprint throughout its operations. Mr. Mason previously served as Senior Vice President, General Counsel and Secretary of ETO’s general partner from April 2012 to December 2015, as Vice President, General Counsel and Secretary from June 2008 and as General Counsel and Secretary from February 2007. Prior to joining ETO, he was a partner in the Houston office of Vinson & Elkins L.L.P. Mr. Mason also previously served on the Board of Directors of the general partner of Sunoco Logistics Partners L.P. from October 2012 to April 2017 and also served on the Board of Directors of the general partner of PennTex Midstream Partners, LP from November 2016 to July 2017.
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
William S. Waldheim has served on the Board since April 2018. Mr. Waldheim also served on the board of directors of Southcross Energy Partners GP, LLC from February 2020 through April 2022. Mr. Waldheim served as a director and a member of the Audit, Finance & Risk Committee of Enbridge Energy Company, Inc. and Enbridge Energy Management, L.L.C. from February 2016 through December 2018. He previously served as President of DCP Midstream LP where he had overall responsibility for DCP Midstream’s affairs including commercial, trading, and business development until his retirement in 2015. Prior to this, Mr. Waldheim was President of Midstream Marketing and Logistics for DCP Midstream and managed natural gas, crude oil, and natural gas liquids marketing and logistics. From 2005 to 2008, he was Group Vice President of Commercial for DCP Midstream, managing its upstream and downstream commercial business. Mr. Waldheim started his professional career in 1978 with Champlin Petroleum as an auditor and financial analyst and served in roles involving NGL and crude oil distribution and marketing. He served as Vice President of NGL and Crude Oil Marketing for Union Pacific Fuels from 1987 until 1998 at which time it was acquired by DCP Midstream.
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
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires that the members of the Board, our executive officers, and persons who own more than 10 percent of a registered class of our equity securities file initial reports of ownership and reports of changes in ownership of our common units and other equity securities with the SEC and any exchange or other system on which such securities are traded or quoted. To our knowledge and based solely on a review of Section 16(a) forms filed electronically with the SEC, we believe that all reporting obligations of the members of the Board, our executive officers and greater than 10 percent unitholders under Section 16(a) were satisfied during the year ended December 31, 2023.
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
Compensation Discussion & Analysis
Named Executive Officers
The following disclosure describes the executive compensation program for the named executive officers identified below (the “NEOs”). For the year ended December 31, 2023, the NEOs were:
•Eric D. Long, President and CEO;
•G. Tracy Owens, Vice President of Finance and Chief Accounting Officer;*
•Michael C. Pearl, Former Vice President, Chief Financial Officer and Treasurer;*
•Eric A. Scheller, Vice President and Chief Operating Officer;
•Christopher W. Porter, Vice President, General Counsel and Secretary; and
•Sean T. Kimble, Vice President, Human Resources.
*Mr. Pearl left the Partnership effective October 5, 2023. Effective October 6, 2023, Mr. Owens was designated by the Board as the principal financial officer of the Company.

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
The following charts illustrate the level of at-risk incentive compensation we awarded in 2023 to our CEO and, on an averaged basis, the other NEOs. Compensation has been annualized for NEOs that served for only a portion of 2023. “Variable/at-risk” compensation is comprised of long-term equity incentive awards and annual discretionary cash bonuses, and “fixed” compensation is comprised of base salary.
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
The Compensation Committee reviews and approves all compensation for the NEOs. In determining the compensation for the NEOs, the Compensation Committee takes into account input and recommendations from the CEO with respect to the compensation of the other NEOs. In this context, the CEO considers comparative compensation data and evaluates the individual performance of each of the other NEOs and their respective contributions to the Partnership. The recommendations from the CEO are then reviewed by the Compensation Committee, which may accept the recommendations or make adjustments to the recommended compensation based on the Compensation Committee’s assessment of the individual’s performance, contributions to the Partnership, and internal compensation levels within the Energy Transfer Group. The CEO’s compensation is reviewed and approved by the Compensation Committee based on comparative compensation data, including within the Energy Transfer Group, and the Compensation Committee’s independent evaluation of the CEO’s contributions to the Partnership’s performance.
The Compensation Committee periodically compares results for the annual base salary, annual cash bonus, and long-term equity incentive awards of the NEOs against data for compensation levels for specific executive positions reported in published executive compensation surveys within each of the (i) energy industry and (ii) overall market. The Compensation Committee also reviews publicly filed peer group executive compensation disclosures pertaining to certain executive roles, utilizing this data as an important reference point.
Periodically, we engage a third-party consultant to provide the Compensation Committee with market information regarding compensation levels at peer companies to assist in evaluating compensation levels for our executives, including the NEOs. In 2023, we engaged Meridian Compensation Partners, LLC (“Meridian”), the independent compensation advisor to Energy Transfer, to conduct a report on market information and compensation levels of our peer companies (the “2023 Meridian Report”). The Compensation Committee utilized the 2023 Meridian Report when setting NEO compensation for the 2024 year and when determining the number of equity awards that should be granted to our NEOs in December 2023, which were based on the 2024 base salaries of the NEOs. In connection with the engagement of Meridian for the 2023 Meridian Report, based on the information presented to it, the Compensation Committee assessed the independence of Meridian under applicable SEC and NYSE rules and concluded that Meridian’s work for the Compensation Committee did not raise any conflicts of interest.

For purposes of the 2023 Meridian Report, our peer group included the following companies:

Company	Ticker
1. Antero Midstream Corporation	AM
2. Archrock, Inc.	AROC
3. Cactus, Inc.	WHD
4. Enerflex Ltd.	EFX.TO
5. EnLink Midstream, LLC	ENLC
6. Expro Group Holdings N.V.	XPRO
7. Genesis Energy, L.P.	GEL
8. Helmerich & Payne, Inc.	HP
9. Kodiak Gas Services, Inc.	KGS
10. NuStar Energy L.P.	NS
11. Oil States International, Inc.	OIS
12. Pro Petro Holding Corp.	PUMP
13. RPC, Inc.	RES
14. Select Water Solutions, Inc.	WTTR
15. Summit Midstream Partners, LP	SMLP
16. Sunoco LP	SUN
17. TETRA Technologies, Inc.	TTI
Prior to this, in 2021, we had also engaged Meridian Compensation Partners, LLC to prepare a similar report. In 2022, the Compensation Committee determined that this report was completed recently enough to be utilized as a data source in reviewing and setting 2023 NEO compensation levels, but did have Meridian update the report to account for the impact of inflation. As a result, the Compensation Committee relied on the results of the report completed in 2021 (as updated in 2022, the “2021 Meridian Report”), for information on base salary, bonus, and general compensation items for 2023 for the NEOs. As discussed above, the Compensation Committee utilized the 2023 Meridian Report when determining the value of equity awards that should be granted to our NEOs in December 2023.
In connection with the engagement of Meridian in 2021, based on the information presented to it, the Compensation Committee assessed the independence of Meridian under applicable SEC and NYSE rules and concluded that Meridian’s work for the Compensation Committee did not raise any conflicts of interest.

For purposes of the 2021 Meridian Report, our peer group included the following companies:

Company	Ticker
1. Antero Midstream Corporation	AM
2. Archrock, Inc.	AROC
3. Crestwood Equity Partners LP	CEQP
4. DCP Midstream, LP	DCP
5. Enerflex Ltd.	EFX.TO
6. EnLink Midstream, LLC	ENLC
7. Equitrans Midstream Corporation	ETRN
8. Exterran Corporation	EXTN
9. Genesis Energy, L.P.	GEL
10. Holly Energy Partners, L.P.	HEP
11. Martin Midstream Partners L.P.	MMLP
12. NuStar Energy L.P.	NS
13. Summit Midstream Partners, LP	SMLP
14. TETRA Technologies, Inc.	TTI
15. Western Midstream Partners, LP	WES
Elements of the Compensation Program
Compensation for the NEOs primarily consists of the following elements and corresponding objectives:

Compensation Element	Primary Objective
Base salary	To recognize performance of job responsibilities and to attract and retain individuals with superior talent.

Annual incentive compensation	To promote near-term performance objectives and reward individual contributions to the achievement of those objectives.

Long-term equity incentive awards	To emphasize long-term performance objectives, encourage the maximization of unitholder value, and retain key executives by providing an opportunity to participate in the ownership of the Partnership.

Retirement savings (401(k)) plan	To provide an opportunity for tax-efficient savings.

Other elements of compensation and perquisites	To attract and retain talented executives in a cost-efficient manner by providing benefits comparable to those offered by similarly situated companies.
Base Salary for 2023
Base salaries for the NEOs generally have been set at a level deemed appropriate by the Compensation Committee to attract and retain individuals with superior talent. Base salary increases are determined based on the job responsibilities, demonstrated proficiency and performance of the NEO, and market conditions. In connection with determining base salaries for each of the NEOs for 2023, the Compensation Committee and CEO considered cost of living increases, internal compensation levels within the Energy Transfer Group, and comparable salaries for certain executive roles within our peer group contained in the 2021 Meridian Report. The Compensation Committee provided each NEO with an increase to his base salary for the 2023 year.

The 2023 base salaries and 2022 base salaries for the NEOs, including our CEO, are set forth in the following table:

Name and Principal Position	2023 Base Salary ($)		2022 Base Salary ($)
Eric D. Long, President and Chief Executive Officer	711,330		683,972
G. Tracy Owens, Vice President of Finance and Chief Accounting Officer	325,000	(1)	(2)
Michael C. Pearl, Former Vice President, Chief Financial Officer and Treasurer	416,000	(3)	400,000	(4)
Eric A. Scheller, Vice President and Chief Operating Officer	385,000		360,500
Christopher W. Porter, Vice President, General Counsel and Secretary	374,400		360,000
Sean T. Kimble, Vice President, Human Resources	338,000		325,000
________________________
(1)Mr. Owens’s base salary was increased to $325,000 effective October 9, 2023 in connection with his designation as principal financial officer of the Company. The amount above reflects his annualized base salary for 2023 after this increase. See “– Summary Compensation Table” below for the salary received by Mr. Owens in 2023.
(2)Mr. Owens was not an NEO in 2022; therefore, only his 2023 base salary is reported.
(3)Mr. Pearl left the Partnership effective October 5, 2023. The amount above reflects his annualized base salary for 2023. See “– Summary Compensation Table” below for the salary received by Mr. Pearl in 2023.
(4)Mr. Pearl joined the Partnership effective August 9, 2022. The amount above reflects his annualized base salary for 2022. Mr. Pearl received $160,000 in base salary in 2022.
Annual Cash Incentive Compensation for 2023
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
In February 2024, the Compensation Committee made the determination to pay annual cash bonus awards to executives, including the NEOs, under the Bonus Plan attributable to the year ended December 31, 2023. Although the Bonus Plan generally is based on our satisfaction of certain performance measures that were previously established for the 2023 year, the Compensation Committee retains the authority to use its business judgement to make decisions or adjustments to the Bonus Plan’s funding pool or the individual bonus awards resulting from the guidelines set forth below. The Bonus Plan contains four payout factors and corresponding percentages that comprise the total annual target bonus for all eligible employees, including the NEOs (the “Annual Target Bonus Pool”), as shown in the following chart.

Bonus Plan Payout Factors
Payout Factor	% of Total Annual Target Bonus
Adjusted EBITDA Budget Target Payout Factor	30%
Distributable Cash Flow Budget Target Payout Factor	30%
Leverage Ratio Budget Target Payout Factor	30%
Safety Budget Target Payout Factor	10%
Each of the Adjusted EBITDA Budget Target Payout Factor (the “Adjusted EBITDA Factor”) and the Distributable Cash Flow, or DCF, Budget Target Payout Factor (the “DCF Factor”) assign payout factors from 0% to 120% based on the percentage of the Partnership’s budgeted Adjusted EBITDA and DCF, respectively, achieved for the year, as shown in the following chart.

Adjusted EBITDA and DCF Factors
% of Budget Target	Bonus Pool Payout Factor
Greater than or equal to 110%	1.20x
109.9% – 105.0%	1.10x
104.9% – 95.0%	1.00x
94.9% – 90.0%	0.90x
89.9% – 80.0%	0.75x
Less than 80.0%	0.00x

For the 2023 year, the Compensation Committee set the Adjusted EBITDA Budget Target at $501.7 million and the DCF Budget Target at $269.9 million.
The Leverage Ratio Budget Target Payout Factor (the “Leverage Ratio Factor”) assigns payout factors based on the Partnership’s achievement of its budgeted Leverage Ratio (as defined in the Partnership’s Credit Agreement, provided that, for purposes of calculating the Leverage Ratio for the Bonus Plan, EBITDA attributable to the full plan year is used in lieu of any other time period) for the year, as shown in the following chart.

Leverage Ratio Factor
Range within Budget Target	Bonus Pool Payout Factor
More than 0.250 below budget target	1.20x
0.250 – 0.125 below	1.10x
0.124 below – 0.125 above	1.00x
0.126 – 0.375 above	0.70x
0.376 – 0.500 above	0.50x
Greater than 0.500 above	0.00x
For the 2023 year, the Compensation Committee set the Leverage Ratio Budget Target at 4.55x.
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
For the 2023 year, the Compensation Committee set the Safety Target (as defined in the Bonus Plan) at 0.90.
The establishment and amount of the bonus pool is 100% discretionary and subject to approval and/or adjustment by the Compensation Committee. In determining bonuses for the NEOs, the Compensation Committee takes into account whether the Partnership achieved or exceeded its targeted performance objectives. In the case of the NEOs, their bonus pool targets for the 2023 year range from 50% to 130% of their respective annual base salary.
For the 2023 year, the Compensation Committee set a target bonus amount (the “Target Bonus”) for each NEO, other than Mr. Owens, prior to the first quarter of the 2023 year, which was set as a percentage of the NEO’s base salary. Mr. Owens’s Target Bonus was set by the Compensation Committee in October 2023. For the bonus applicable to the 2023 year, the Target Bonus, as a percentage of base salary and as a dollar amount, is reflected in the table below.

Name	Percentage of Base Salary	Target Amount ($)
Eric D. Long, President and Chief Executive Officer	130%	924,729
G. Tracy Owens, Vice President of Finance and Chief Accounting Officer	50%	150,362	(1)
Michael C. Pearl, Former Vice President, Chief Financial Officer and Treasurer	100%	416,000
Eric A. Scheller, Vice President and Chief Operating Officer	100%	385,000
Christopher W. Porter, Vice President, General Counsel and Secretary	90%	336,960
Sean T. Kimble, Vice President, Human Resources	90%	304,200
________________________
(1)Mr. Owens’s Target Bonus was based three-quarters on his base salary of $292,632 and one-quarter on his increased base salary of $325,000.

The annual cash bonus pool targets for 2023 were based on the determination of the Compensation Committee in consultation with Meridian (other than for Mr. Owens), and in consideration of the available compensation data and the role, contribution, skills, experience, and performance of an individual relative to his or her peers at the Partnership.
Target Bonuses, if any, are paid within one week following delivery by our independent auditor of the audit of our financial statements for the year to which the Target Bonus relates, but in any case, no later than March 15 of the year following the year to which the Target Bonus relates. For the year ended December 31, 2023, we achieved (i) Adjusted EBITDA of $511,938,973, resulting in an Adjusted EBITDA Bonus Pool Payout Factor of 1.00; (ii) DCF of $281,112,503, resulting in a DCF Bonus Pool Payout Factor of 1.00; (iii) Leverage Ratio, as calculated for the purposes of the Bonus Plan, of 4.43x, resulting in a Leverage Ratio Bonus Pool Payout Factor of 1.00; and (iv) a TRIR of 0.65 resulting in a Safety Bonus Pool Payout Factor of 1.00. Based on these payout factors, the awards made pursuant to the Bonus Plan with respect to the year ended December 31, 2023 equal 100% of each NEOs Target Bonus and were as follows:

Name (1)	Bonus ($)
Eric D. Long, President and Chief Executive Officer	924,729
G. Tracy Owens, Vice President of Finance and Chief Accounting Officer	150,362	(2)
Eric A. Scheller, Vice President and Chief Operating Officer	385,000
Christopher W. Porter, Vice President, General Counsel and Secretary	336,960
Sean T. Kimble, Vice President, Human Resources	304,200
________________________
(1)Mr. Pearl left the Partnership prior to the payout of the Target Bonuses for the year ended December 31, 2023. Accordingly, no bonus payment was made to Mr. Pearl for 2023.
(2)Mr. Owens’s Target Bonus was based three-quarters on his base salary of $292,632 and one-quarter on his base salary of $325,000.
Amounts received after October 2023 by the NEOs pursuant to the Bonus Plan are subject to certain clawback policies, and may be subject to repayment in part or in full if the Company is required to prepare an accounting restatement.
Long-Term Equity Incentive Awards
The LTIP, which has been in effect since 2013, is designed to promote our interests, as well as the interests of our unitholders, by rewarding our officers, directors, and certain of our employees for delivering desired performance results, as well as by strengthening our ability to attract, retain, and motivate qualified individuals to serve as officers, directors, and employees. The LTIP provides for the grant, from time to time at the discretion of the Compensation Committee, of unit awards, restricted units, phantom units, unit options, unit appreciation rights, DERs, and other common unit-based awards, although since our initial public offering in 2013, the Compensation Committee has only granted awards of phantom units with DERs under the LTIP. The Compensation Committee acts as the administrator of the LTIP. Each phantom unit (“Phantom Unit”) represents the right to receive (as applicable) a common unit or an amount of cash equal to the fair market value of a common unit (or a combination thereof) upon the vesting of such Phantom Unit pursuant to the LTIP, the applicable award agreement thereunder (“Phantom Unit Agreement”), and as determined by the Compensation Committee in its discretion. The outstanding, unvested Phantom Units granted under the LTIP and held by the NEOs are reflected below in “– Outstanding Equity Awards as of December 31, 2023.”
Our current Phantom Unit Agreement provides for (i) incremental vesting over five years in two tranches ((a) 60% on the third December 5 following the grant and (b) 40% on the fifth December 5 following the grant), (ii) vesting of 100% of the outstanding, unvested Phantom Units in the event of (a) a Change in Control (as defined under the LTIP and set forth below under “Potential Payments upon Termination or Change in Control”) or (b) the NEO’s death or Disability (as defined under the LTIP and set forth below under “Potential Payments upon Termination or Change in Control”), (iii) vesting of 40% of the outstanding, unvested Phantom Units if the NEO voluntarily retires between the ages of 65–68 and has been employed by us, our General Partner, or our or its affiliates for at least 10 years (with the remaining 60% being forfeited), and (iv) vesting of 50% of the outstanding, unvested Phantom Units if the NEO voluntarily retires at or over the age 68 and has been employed by us, our General Partner, or our or its affiliates for at least 10 years (with the remaining 50% being forfeited). The vesting of the Phantom Units are subject, in each case, to the NEO’s continued employment with us until the relevant vesting date.
The target level of annual long-term incentive awards granted in December 2023 for each of the NEOs is expressed below as a percentage of the NEO’s base salary. In determining the level of the December 2023 grants of Phantom Units to the NEOs, the Compensation Committee, taking into account the role, contribution, skills, experience, and performance of an NEO relative to his or her peers at the Partnership, award levels within the Energy Transfer Group, and market and other data contained in the 2023 Meridian Report, determined each of the NEOs’ long-term incentive targets. Due to the fact that determinations were made in late 2023, the base salaries used for these calculations with respect to Messrs. Long, Scheller, Porter and Kimble were the then-determined base salaries set for the 2024 calendar year. The Compensation Committee granted Mr. Owens a set amount of long-term incentive awards, based on the factors described above. Each NEO’s December 2023 grant value is shown in the following table:

Long-Term Incentive Target Amounts Awarded December 5, 2023
Name (1)	Percentage of Base Salary		Grant Date Amount ($)
Eric D. Long, President and Chief Executive Officer	500%		3,698,915
G. Tracy Owens, Vice President of Finance and Chief Accounting Officer	62%		200,000
Eric A. Scheller, Vice President and Chief Operating Officer	200%	(2)	840,000
Christopher W. Porter, Vice President, General Counsel and Secretary	200%		820,000
Sean T. Kimble, Vice President, Human Resources	175%		615,160
________________________
(1)Mr. Pearl left the Partnership prior to the grant of the long-term incentive awards for 2023. Accordingly, no long-term incentive award was granted to Mr. Pearl for 2023.
(2)In addition to the grant awarded to Mr. Scheller in December 2023, the Compensation Committee awarded Mr. Scheller an LTIP award on February 17, 2023 for 18,753 Phantom Units, with 60% of the Phantom Units vesting on December 5, 2025, and the remaining 40% of the Phantom Units vesting on December 5, 2027.
Under the LTIP, the Compensation Committee has the discretion to determine whether any portion of Phantom Units should be settled in cash upon vesting. On October 27, 2023, the Compensation Committee approved the current default settlement method for Phantom Units of 50% in cash (valued based on the closing price on the NYSE of the Partnership’s common units on the date of vesting) and 50% in common units for all vesting of Phantom Units occurring during 2024. However, the Compensation Committee has also specified that employees may elect to decrease the percentage of this cash settlement. If an employee affirmatively requests in writing that the percentage of cash settlement be set at a specific amount that is less than 50% (and such employee agrees to pay out of his or her own funds the amount of any required federal withholding to the extent that the cash portion is insufficient for the Partnership to withhold and pay such amounts on the employee’s behalf), the Compensation Committee approves in advance such lesser cash settlement percentage.
Each award of Phantom Unit granted to an employee, including the NEOs, is granted in tandem with a corresponding award of DERs, which entitles the recipient to receive an amount in cash on a quarterly basis equal to the product of (a) the number of Phantom Units granted under such award to the grantee that remain outstanding and unvested as of the record date for the distribution on the Partnership’s common units for such quarter and (b) the quarterly distribution with respect to the Partnership’s common units.
Awards granted pursuant to the LTIP are subject to certain clawback features, and the award may not vest or settle if we determine that the recipient committed certain acts of misconduct, as more particularly described in the LTIP.
Retention Phantom Unit Awards
In each of 2018 and 2019, the Compensation Committee approved an additional grant of Phantom Units to Mr. Long in recognition of the importance of Mr. Long to the Partnership’s long-term success and to encourage his retention by providing additional time-based compensation. These Phantom Units are referred to as “Retention Units” and were issued pursuant to Retention Phantom Unit Agreements entered into between our General Partner and Mr. Long on the grant date of the award (the “Retention Agreements”). The Compensation Committee has not awarded any Retention Units to our NEOs subsequent to 2019. The Retention Units vest incrementally, with 60% of the Retention Units vesting on the third December 5 following the grant and 40% on the fifth December 5 following the grant. The Retention Agreements also provide for the vesting of 100% of the then-unvested Retention Units upon (i) Mr. Long’s termination of employment without Cause or for Good Reason (each as defined in the Retention Agreement and set forth below under “Potential Payments upon Termination or Change in Control”), (ii) a Change in Control (as defined under the LTIP and set forth below under “Potential Payments upon Termination or Change in Control”), or (iii) Mr. Long’s death or Disability (as defined under the LTIP and set forth below under “Potential Payments upon Termination or Change in Control”). In addition, Mr. Long’s Retention Agreements provide for vesting of 40% of the outstanding, unvested Phantom Units if Mr. Long voluntarily retires at age 65 or older and has been employed by us, our General Partner, or our or its affiliates for at least 10 years (with the remaining 60% being forfeited). The vesting of the Retention Units are subject, in each case, to Mr. Long’s continued employment with us until the relevant vesting date. In accordance with the foregoing vesting schedule, as of December 31, 2023, the Retention Units granted to Mr. Long in 2018 were fully vested.

For additional information regarding the remaining Retention Agreement, please see “– Potential Payments upon Termination or Change in Control-Retention Phantom Unit Agreement” below.
Benefit Plans and Perquisites
We provide the NEOs with certain other benefits and perquisites, which we do not consider to be a significant component of our overall executive compensation program, but which we recognize as an important factor in attracting and retaining talented executives. The NEOs are eligible under the same plans as all other employees with respect to our (i) medical, dental, vision, disability, and life insurance benefits and (ii) a defined contribution plan that is tax-qualified under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). In addition, we currently provide one or more NEOs with an annual automobile allowance and club memberships. The Compensation Committee has determined it is appropriate to offer these perquisites in order to provide compensation opportunities competitive with those offered by similarly situated public companies. In determining the compensation payable to the NEOs, the Compensation Committee considers perquisites in the context of the total compensation the NEOs are eligible to receive. However, given the fact that perquisites represent a relatively small portion of the NEOs’ total compensation, the availability of these perquisites does not materially influence the Compensation Committee’s decision making with respect to other elements of the NEOs’ total compensation. The value of personal benefits and perquisites we provided to each of the NEOs in 2023 is set forth below in “– Summary Compensation Table.”
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
Separation Agreement
Mr. Pearl resigned from his positions on October 5, 2023. In recognition of his service and contributions to the Partnership, the Compensation Committee approved a separation payment of $500,000 (the “Separation Payment”) to Mr. Pearl. The Separation Payment was paid in a lump sum and was contingent upon Mr. Pearl’s execution of a Separation and Restrictive Covenant Agreement and Full Release and Waiver of Claims pursuant to which he released all claims against us, and which provides for certain non-disparagement and confidentiality obligations.
Risk Assessment Related to Our Compensation Structure
We believe our compensation program for all of our employees, including the NEOs, is appropriately structured and not reasonably likely to result in material risk to us because it is structured in a manner that does not promote excessive risk-taking that could damage our reputation, negatively impact our financial results, or reward poor judgment. We also have allocated our compensation among base salary and short- and long-term compensation in such a way as to not encourage excessive risk-taking. Furthermore, all business groups and employees receive similar compensation components of base pay and short-term incentives. We typically offer long-term equity incentives to employees at the director level or above, and we use Phantom Units rather than unit options for these equity awards because Phantom Units retain value even in a depressed market, so employees are less likely to take unreasonable risks to get or keep options “in-the-money.” Finally, the time-based vesting pursuant to our Phantom Unit agreement over three to five years for our currently outstanding long-term incentive awards ensures that our employees’ interests align with those of our unitholders with respect to our long-term performance.
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
Because we are a master limited partnership and the General Partner is a limited liability company, section 162(m) of the Internal Revenue Code (the “Code”), which generally precludes public corporations (as defined pursuant to regulations issued under section 162(m)) from taking a tax deduction for individual compensation to certain of its executive officers in excess of $1 million, does not apply to the compensation paid to the NEOs and, accordingly, the Compensation Committee did not consider its impact in making the compensation recommendations discussed above.

Compensation Committee Interlocks and Insider Participation
We do not have any Compensation Committee interlocks. Messrs. Joyce, Smith, and Waldheim are the only members of the Compensation Committee, and during 2023 neither Mr. Joyce nor Mr. Smith nor Mr. Waldheim was an officer or employee of Energy Transfer or any of its affiliates, or served as an officer of any company with respect to which any of our executive officers served on such company’s board of directors. In addition, neither Mr. Joyce nor Mr. Smith nor Mr. Waldheim is a former employee of Energy Transfer or any of its affiliates.
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
Summary Compensation Table
The following table provides information concerning compensation of our NEOs for the fiscal years presented below, as applicable.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Unit Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)(5)	Total ($)
Eric D. Long	2023	711,330	—	3,698,902	924,729	1,699,814	7,034,775
President and Chief Executive Officer	2022	683,972	—	3,556,634	854,965	1,556,768	6,652,339
	2021	664,050	—	2,735,885	854,965	1,504,151	5,759,051
G. Tracy Owens	2023	300,102	—	199,990	150,362	95,091	745,545
Vice President of Finance and Chief Accounting Officer
Michael C. Pearl	2023	320,000	—	—	—	634,437	954,437
Former Vice President, Chief Financial Officer and Treasurer	2022	160,000	—	1,335,984	158,904	14,991	1,669,879
Eric A. Scheller	2023	385,000	—	1,224,995	385,000	377,573	2,372,568
Vice President and Chief Operating Officer	2022	360,500	—	769,997	324,450	298,387	1,753,334
	2021	350,000	—	720,997	324,450	214,883	1,610,330
Christopher W. Porter	2023	374,400	—	819,978	336,960	354,327	1,885,665
Vice President, General Counsel and Secretary	2022	360,000	—	748,798	324,000	307,310	1,740,108
	2021	330,000	—	719,995	305,910	241,983	1,597,888
Sean T. Kimble	2023	338,000	—	615,159	304,200	324,521	1,581,880
Vice President, Human Resources	2022	325,000	9,750	591,496	292,500	298,908	1,517,654
	2021	325,000	—	568,749	301,275	268,950	1,463,974
________________________
(1)In 2022, Mr. Kimble was granted a one-time lump sum payment of $9,750 by the Compensation Committee.
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

(3)Represents the awards earned under the Bonus Plan for each of the NEOs. Amounts earned for the 2023 year will be paid after the Partnership’s audited financials are finalized.
(4)See the chart below for a detailed breakdown of amounts reported in this column for 2023:

Name	DERs	Automobile Allowance	Employer 401(k) Contributions	Club Membership Dues	Parking
Mr. Long	$1,638,603	$18,000	$16,500	$17,792	$8,919
Mr. Owens	$80,086	—	$15,005	—	$—
Mr. Pearl	$115,249	—	$16,000	—	$3,188
Mr. Scheller	$360,099	—	$16,500	—	$974
Mr. Porter	$334,171	—	$16,500	—	$3,656
Mr. Kimble	$303,780	—	$16,500	—	$4,241
(5)Mr. Pearl left the Partnership effective October 5, 2023. In connection with his departure, he received a separation payment of $500,000.
Grants of Plan-Based Awards during the Year Ended December 31, 2023
The below reflects awards granted to our NEOs under the LTIP and our Bonus Plan during 2023.

Name	Grant Date	Approval Date of Equity-Based Awards	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)		All Other Unit Awards: Number of Units (#) (2) (3)	Grant Date Fair Value of Unit Awards ($) (4)
			Target ($)	Maximum ($)
Eric D. Long	2/10/2023		924,729	1,091,180
President and Chief Executive Officer	12/5/2023	10/27/2023			157,803	3,698,902
G. Tracy Owens	10/5/2023		150,362	177,427
Vice President of Finance and Chief Accounting Officer	12/5/2023	10/27/2023			8,532	199,990
Michael C. Pearl	2/10/2023		416,000	490,880
Former Vice President, Chief Financial Officer and Treasurer
Eric A. Scheller	2/10/2023		385,000	454,300
Vice President and Chief Operating Officer	2/17/2023	2/17/2023			18,753	384,999
	12/5/2023	10/27/2023			35,836	839,996
Christopher W. Porter	2/10/2023		336,960	397,613
Vice President, General Counsel and Secretary	12/5/2023	10/27/2023			34,982	819,978
Sean T. Kimble	2/10/2023		304,200	358,956
Vice President, Human Resources	12/5/2023	10/27/2023			26,244	615,159
________________________
(1)These awards were granted in 2023 pursuant to our Bonus Plan. The potential payout pursuant to these awards could be zero, thus we have not reflected a threshold amount in the table above. Actual amounts earned for 2023 have been reflected within the Summary Compensation Table above.
(2)The Phantom Units granted to our NEOs on December 5, 2023 were granted pursuant to our LTIP and will vest incrementally, with 60% of the Phantom Units vesting on December 5, 2026, and the remaining 40% of the Phantom Units vesting on December 5, 2028. The Phantom Units granted to Mr. Scheller on February 17, 2023 were granted pursuant to our LTIP and will vest incrementally, with 60% of the Phantom Units vesting on December 5, 2025, and the remaining 40% of the Phantom Units vesting on December 5, 2027. All these Phantom Units will also vest in full upon a Change in Control (as defined in the LTIP) or the death or Disability (as defined in the LTIP) of the NEO. If the NEO retires after attaining the age of 65 and has been employed by us, our General Partner, or our or its affiliates for at least 10 years, 60% of his then-unvested Phantom Units granted in 2023, will be forfeited, and the remainder will vest, at the time of retirement. If the NEO is at or over age 68 at the time of retirement and has been employed by us, our General Partner, or our or its affiliates for at least 10 years, 50% of his then-unvested Phantom Units granted in 2023 will be forfeited, and the remainder will vest, at the time of retirement.
(3)The Phantom Units granted to our NEOs on December 5, 2023, and to Mr. Scheller on February 17, 2023, were granted in tandem with a corresponding DER.
(4)The reported grant date fair value of unit awards was calculated by multiplying the closing price of the Partnership’s common units on the grant date by the number of units granted, as required by FASB ASC Topic 718. The closing price of the Partnership’s common units was $20.53 on February 17, 2023, and $23.44 on December 5, 2023.
Outstanding Equity Awards as of December 31, 2023
The following table provides information regarding Phantom Units granted to the NEOs pursuant to the LTIP in each of the years ended December 31, 2019, 2020, 2021, 2022 and 2023 that were outstanding as of December 31, 2023, as well as the scheduled vesting schedule for each outstanding award. Potential acceleration events or change in control treatment for the Phantom Units are described below in the section titled “Potential Payments upon Termination or Change in Control.” None of the NEOs held any outstanding option awards as of December 31, 2023.

Name (8)	Number of Outstanding Phantom Units (#)		Market Value of Outstanding Phantom Units ($) (9)
Eric D. Long, President and Chief Executive Officer
2019 Grants	83,527	(1)(2)	1,906,921
2020 Grant	85,408	(3)	1,949,865
2021 Grant	182,880	(4)	4,175,150
2022 Grant	193,611	(5)	4,420,139
2023 Grant	157,803	(6)	3,602,642
G. Tracy Owens, Vice President of Finance and Chief Accounting Officer
2019 Grant	3,773	(2)	86,138
2020 Grant	4,822	(3)	110,086
2021 Grant	10,026	(4)	228,894
2022 Grant	8,165	(5)	186,407
2023 Grant	8,532	(6)	194,786
Eric A. Scheller, Vice President and Chief Operating Officer
2019 Grant	12,578	(2)	287,156
2020 Grant	19,694	(3)	449,614
2021 Grant	48,195	(4)	1,100,292
2022 Grant	41,916	(5)	956,942
2023 February Grant	18,753	(7)	428,131
2023 Grant	35,836	(6)	818,136
Christopher W. Porter, Vice President, General Counsel and Secretary
2019 Grant	12,679	(2)	289,462
2020 Grant	18,568	(3)	423,907
2021 Grant	48,128	(4)	1,098,762
2022 Grant	40,762	(5)	930,596
2023 Grant	34,982	(6)	798,639
Sean T. Kimble, Vice President, Human Resources
2019 Grant	13,951	(2)	318,501
2020 Grant	18,287	(3)	417,492
2021 Grant	38,018	(4)	867,951
2022 Grant	32,199	(5)	735,103
2023 Grant	26,244	(6)	599,151
________________________

(1)On December 5, 2019, Mr. Long received a grant of 41,764 Retention Units pursuant to the LTIP and a Retention Agreement, of which 16,705 remain unvested as of December 31, 2023. These remaining unvested Retention Units will vest on December 5, 2024.
(2)Includes Phantom Units granted pursuant to the LTIP on December 5, 2019, to the following NEOs, of which the following remain unvested as of December 31, 2023: Mr. Long – 66,822; Mr. Owens – 3,773; Mr. Scheller – 12,578; Mr. Porter – 12,679; and Mr. Kimble – 13,951. These remaining unvested Phantom Units will vest on December 5, 2024.
(3)Includes Phantom Units granted pursuant to the LTIP on December 5, 2020, to the following NEOs, of which the following remain unvested as of December 31, 2023: Mr. Long – 85,408; Mr. Owens – 4,822; Mr. Scheller – 19,694; Mr. Porter – 18,568; and Mr. Kimble – 18,287. These remaining unvested Phantom Units will vest on December 5, 2025.
(4)Includes Phantom Units granted pursuant to the LTIP on December 5, 2021, to the NEOs as follows: Mr. Long – 182,880; Mr. Owens – 10,026; Mr. Scheller – 48,195; Mr. Porter – 48,128; and Mr. Kimble – 38,018. The Phantom Units granted on December 5, 2021, vest incrementally, with 60% of the Phantom Units vesting on December 5, 2024, and the remaining 40% of the Phantom Units vesting on December 5, 2026.
(5)Includes Phantom Units granted pursuant to the LTIP on December 5, 2022, to the NEOs as follows: Mr. Long – 193,611; Mr. Owens – 8,165; Mr. Scheller – 41,916; Mr. Porter – 40,762; and Mr. Kimble – 32,199. The Phantom Units granted on December 5, 2022, vest incrementally, with 60% of the Phantom Units vesting on December 5, 2025, and the remaining 40% of the Phantom Units vesting on December 5, 2027.
(6)Includes Phantom Units granted pursuant to the LTIP on December 5, 2023, to the NEOs as follows: Mr. Long – 157,803; Mr. Owens – 8,532; Mr. Scheller – 35,836; Mr. Porter – 34,982; and Mr. Kimble – 26,244. The Phantom Units granted on December 5, 2023, vest incrementally, with 60% of the Phantom Units vesting on December 5, 2026, and the remaining 40% of the Phantom Units vesting on December 5, 2028.
(7)Mr. Scheller was awarded an LTIP award on February 17, 2023 for 18,753 Phantom Units, with 60% of the Phantom Units vesting on December 5, 2025, and the remaining 40% of the Phantom Units vesting on December 5, 2027.
(8)Mr. Pearl left the Partnership effective October 5, 2023, at which time Mr. Pearl’s unvested equity awards were forfeited.
(9)The market value of Phantom Units is calculated by multiplying $22.83, the closing price of the Partnership’s common units on December 29, 2023, the last trading day of 2023, by the number of Phantom Units outstanding.
Units Vested During the Year Ended December 31, 2023
The following table provides information regarding the vesting of Phantom Units held by the NEOs during 2023. There are no options outstanding on the Partnership’s common units.

Name	Number of Phantom Units Vested (#)		Value Realized on Vesting ($) (6)
Eric D. Long, President and Chief Executive Officer	234,861	(1)	5,505,142
G. Tracy Owens, Vice President of Finance and Chief Accounting Officer	11,350	(2)	266,044
Michael C. Pearl, Former Vice President, Chief Financial Officer and Treasurer	—		—
Eric A. Scheller, Vice President and Chief Operating Officer	35,028	(3)	821,056
Christopher W. Porter, Vice President, General Counsel and Secretary	38,992	(4)	913,972
Sean T. Kimble, Vice President, Human Resources	42,202	(5)	989,215
________________________
(1)Mr. Long settled approximately 50% of his newly vested Phantom Units in cash in the amount of $2,752,583 (before taxes), which cash settlement was reported as a disposition of those Phantom Units. The remaining 117,430 vested Phantom Units were settled in our common units following such cash settlement.
(2)Mr. Owens settled approximately 50% of his newly vested Phantom Units in cash in the amount of $133,045 (before taxes), which cash settlement was reported as a disposition of those Phantom Units. The remaining 5,674 vested Phantom Units were settled in our common units following such cash settlement.
(3)Mr. Scheller settled approximately 50% of his newly vested Phantom Units in cash in the amount of $410,528 (before taxes), which cash settlement was reported as a disposition of those Phantom Units. The remaining 17,514 vested Phantom Units were settled in our common units following such cash settlement.
(4)Mr. Porter settled approximately 50% of his newly vested Phantom Units in cash in the amount of $456,986 (before taxes), which cash settlement was reported as a disposition of those Phantom Units. The remaining 19,496 vested Phantom Units were settled in our common units following such cash settlement.

(5)Mr. Kimble settled approximately 50% of his newly vested Phantom Units in cash in the amount of $494,607 (before taxes), which cash settlement was reported as a disposition of those Phantom Units. The remaining 21,101 vested Phantom Units were settled in our common units following such cash settlement.
(6)The value realized on the vesting of Phantom Units was calculated by multiplying $23.44, the closing price of the Partnership’s common units on the date of vesting (December 5, 2023) by the number of Phantom Units vesting on such date.
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
Retention Phantom Unit Agreement
On December 5, 2019, Mr. Long entered into a Retention Agreement providing for a grant of Retention Units that vest incrementally, with 60% of the Retention Units vesting on December 5, 2022, and 40% of the Retention Units vesting on December 5, 2024. For the purposes of the following description, the “Company” means USA Compression GP, LLC. The Retention Agreement provides for the vesting of 100% of the then-unvested Retention Units upon (i) Mr. Long’s termination of employment by the Company without Cause or for separation by Mr. Long for Good Reason (each as defined in the Retention Agreement and described below), (ii) a Change in Control (as defined under the LTIP and as described below), or (iii) Mr. Long’s death or Disability (as defined under the LTIP and as described below). In the event of Mr. Long’s termination of employment by the Company without Cause or separation by Mr. Long for Good Reason, provided that Mr. Long executes and does not revoke a general release and waiver of claims, Mr. Long will also be entitled to a severance payment intended to capture the value of future distributions associated with Retention Units forfeited for tax withholding purposes upon vesting (the “Release Payment”). Pursuant to the terms of Mr. Long’s Retention Agreement, upon Mr. Long’s termination of employment due to voluntary retirement, provided that Mr. Long is at least 65 years of age at the time of such retirement and has been employed by the Company, the Partnership or their Affiliates for at least 10 years, 40% of his then-outstanding, unvested Retention Units will receive accelerated vesting and the remaining 60% will automatically be forfeited at the time of his retirement.
As used in the Retention Agreement, “Cause” means (1) the commission by Mr. Long of a criminal or other act that involves dishonesty, misrepresentation or moral turpitude; (2) engagement by Mr. Long in any willful or deliberate misconduct which causes or is reasonably likely to cause economic damage to the Company, the Partnership or any of its and their subsidiaries or injury to the business reputation of the Company, the Partnership or its or their subsidiaries; (3) engagement in any dishonest or fraudulent conduct by Mr. Long in the performance of Mr. Long’s duties on behalf of the Company, the Partnership or its or their subsidiaries, including, without limitation, the theft or misappropriation of funds or the disclosure of confidential or proprietary information; (4) a knowing breach by Mr. Long of any fiduciary duty applicable to Mr. Long in performance of Mr. Long’s duties as contained in the organizational documents of the Company, the Partnership or any of its or their subsidiaries; (5) the continuing failure or refusal of Mr. Long to satisfactorily perform the essential duties of Mr. Long for the Company; (6) improper conduct materially prejudicial to the business of the Company, the Partnership or any of its or their subsidiaries; (7) the material disregard or violation by Mr. Long of any policy or procedure of the Company; or (8) any other conduct materially detrimental (as determined in the sole reasonable judgment of the Company) to the Company’s, the Partnership’s or its or their subsidiaries’ business. With respect to a termination for Cause pursuant to clauses (5), (6), (7), and (8) above, such termination will not be considered for Cause unless Mr. Long has been given written notice specifying in detail the conduct that allegedly constitutes grounds to terminate for Cause and an opportunity for 30 days after receipt of such notice to cure such grounds, if curable. Termination for Cause under clauses (1), (2), (3), or (4) above cannot be cured by the individual and no such notice to cure will be delivered.
“Good Reason” is defined under the Retention Agreement as the occurrence, during the Restricted Period (as defined in the Retention Agreement) and without Mr. Long’s prior written consent, of any one or more of the following: (1) a material reduction in Mr. Long’s current title; (2) a more than 10% reduction by the Company in Mr. Long’s rate of annual base salary, annual bonus target or annual long-term incentive target, each determined as of the grant date; (3) a material diminution in Mr. Long’s authority, duties, reporting relationship or responsibilities that is inconsistent in a material and adverse respect with Mr. Long’s authority, duties, reporting relationship or responsibilities with the Partnership on the grant date, provided that such material diminution is also accompanied with any associated reduction in Mr. Long’s annual base salary, annual bonus target or annual long-term incentive target, determined based on Mr. Long’s highest annual base salary, annual bonus target or annual long-term incentive target during the most recent 365-day period prior to the date the change described in this clause (3) occurs; or (4) a change of 50 miles or more in the geographic location of Mr. Long’s principal place of employment as of the grant date. For any resignation to be treated as based on “Good Reason” under the Retention Agreement, the following must occur: (x) Mr.

Long must provide written notice to the Company of the existence of the Good Reason condition within a period not to exceed 30 days of the initial existence of the condition; (y) the Company shall have not less than 30 days following its receipt of such during which it may remedy the condition; and (z) Mr. Long’s termination of employment must occur within the 90 day period after the initial existence of the condition specified in such notice. Further, no act or omission shall be “Good Reason” if Mr. Long has consented in writing to such act or omission.
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

“Good Reason” is defined in the Employment Agreements to mean (i) a material breach by the Company of the Employment Agreement or any other material agreement with the NEO, (ii) a material reduction in the NEO’s base salary, other than a reduction that is generally applicable to all similarly situated employees of the Company, (iii) a material reduction in the NEO’s duties, authority, responsibilities, job title or reporting relationships, (iv) a material reduction by the Company in the facilities or perquisites available to the NEO, other than a reduction that is generally applicable to all similarly situated employees, or (v) the relocation of the geographic location of the NEO’s current principal place of employment by more than 50 miles from the location of the NEO’s principal place of employment as of the effective date of the Employment Agreement.
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
A “Change in Control” as defined under the LTIP means the occurrence of any of the following events: (i) any “person” or “group” within the meaning of Sections 13(d) and 14(d)(2) of the Exchange Act, other than the Company, Energy Transfer, an Affiliate of the Company (as determined immediately prior to such event), or an Affiliate of, or successor to, Energy Transfer, shall become the beneficial owner, by way of merger, consolidation, recapitalization, reorganization or otherwise, of 50% or more of the combined voting power of the equity interests in the Company or the Partnership; (ii) the limited partners of the Partnership approve, in one or a series of transactions, a plan of complete liquidation of the Partnership; (iii) the sale or other disposition by either the Company or the Partnership of all or substantially all of its assets in one or more transactions to any Person other than the Company, the Partnership, Energy Transfer, an Affiliate of the Company (as determined immediately prior to such event), the Partnership, or an Affiliate of, or successor to, Energy Transfer; or (iv) a transaction resulting in a Person other than the Company, Energy Transfer, an Affiliate of the Company (as determined immediately prior to such event), or an Affiliate of, or successor to, Energy Transfer being the sole general partner of the Partnership.
However, if an LTIP award is subject to section 409A of the Code, a “Change in Control” will be defined in accordance with section 409A of the Code and the regulations promulgated thereunder.
“Disability” as defined under the LTIP means, as determined by the Compensation Committee in its discretion exercised in good faith, a physical or mental condition of the NEO that would entitle him or her to payment of disability income payments under the Company’s or the Partnership’s or one of its subsidiaries’ long-term disability insurance policy or plan for employees as then in effect; or in the event that an NEO is not covered, for whatever reason, under the Company’s or the Partnership’s or one of its subsidiaries’ long-term disability insurance policy or plan for employees or the Company or the Partnership or one of its subsidiaries does not maintain such a long-term disability insurance policy, “Disability” means a total and permanent disability within the meaning of Section 22(e)(3) of the Code; provided, however, that if a Disability constitutes a payment event with respect to any award which provides for the deferral of compensation and is subject to section 409A of the Code, then, to the extent required to comply with section 409A of the Code, the NEO must also be considered “disabled” within the meaning of section 409A(a)(2)(C) of the Code. A determination of Disability may be made by a physician selected or approved by the Compensation Committee and, in this respect, NEOs shall submit to an examination by such physician upon request by the Compensation Committee.
Potential Payments upon Termination or Change in Control
Except as otherwise noted, the values in the table below assume that a Change in Control occurred on December 31, 2023, and/or that the NEO’s employment terminated on that date, as applicable. The amounts actually payable to any NEO can only be calculated with certainty upon actual termination or a Change in Control. Except as otherwise noted, the value of the acceleration of the LTIP awards was calculated using the value of $22.83, which was the closing price of the Partnership’s common units on December 29, 2023, the last trading day of 2023.

Executive Benefits and Payments	Change in Control followed by termination without “Cause” or for “Good Reason” ($) (10)	Termination of Employment without “Cause” or for “Good Reason” ($) (10)		Termination of Employment because of Death or Disability ($) (11)	Termination by the Executive Other Than for “Good Reason” ($) (12)		Continued Employment Following Change of Control ($) (13)
Eric D. Long
President and Chief Executive Officer
Salary	—	—		—	—		—
Bonus	—	—		—	—		—
Accelerated Vesting of Phantom Units (1)	15,673,343	—	(3)	15,673,343	—	(3)	15,673,343
Accelerated Vesting of Retention Units (2)	381,375	381,375		381,375	—	(4)	381,375
Release Payment under Retention Agreements (5)	60,827	60,827		—	—		—
Totals	16,115,545	442,202		16,054,718	—		16,054,718
G. Tracy Owens
Vice President of Finance and Chief Accounting Officer
Salary	—	—		—	—		—
Bonus	—	—		—	—		—
Accelerated Vesting of Phantom Units (1)	806,310	—		806,310	—		806,310
Totals	806,310	—		806,310	—		806,310
Michael C. Pearl (6)
Former Vice President, Chief Financial Officer and Treasurer
Salary	—	—		—	—		—
Bonus	—	—		—	—		—
Accelerated Vesting of Phantom Units	—	—		—	—		—
Totals	—	—		—	—		—
Eric A. Scheller
Vice President and Chief Operating Officer
Salary	—	—		—	—		—
Bonus	—	—		—	—		—
Accelerated Vesting of Phantom Units (1)	4,040,271	—		4,040,271	—		4,040,271
Totals	4,040,271	—		4,040,271	—		4,040,271
Christopher W. Porter
Vice President, General Counsel and Secretary
Salary (7)	401,458	401,458		27,058	27,058		—
Bonus (8)	660,960	660,960		660,960	—		—
Accelerated Vesting of Phantom Units (1)	3,541,367	—		3,541,367	—		3,541,367
Health and Welfare Plan Benefits (9)	28,072	28,072		—	—		—
Totals	4,631,857	1,090,490		4,229,385	27,058		3,541,367
Sean T. Kimble
Vice President, Human Resources
Salary (7)	364,000	364,000		26,000	26,000		—
Bonus (8)	596,700	596,700		596,700	—		—
Accelerated Vesting of Phantom Units (1)	2,938,198	—		2,938,198	—		2,938,198
Health and Welfare Plan Benefits (9)	28,072	28,072		—	—		—
Totals	3,926,970	988,772		3,560,898	26,000		2,938,198
________________________

(1)In the event of the NEO’s cessation of service for any reason, other than as set forth below, 100% of the NEO’s Phantom Units that have not vested prior to or in connection with such cessation of service shall be automatically forfeited. If the NEO retires after attaining the age of 65 and has been employed by us, our General Partner, or our or its affiliates for at least 10 years, 60% of his then-unvested Phantom Units will be forfeited, and the remainder will vest, at the time of retirement and, if the NEO is at or over age 68 at the time of retirement and has been employed by us, our General Partner, or our or its affiliates for at least 10 years, 50% of his then-unvested Phantom Units will be forfeited, and the remainder will vest, at the time of retirement. In the event of the death or Disability (as defined under the LTIP) of the NEO, 100% of the then-unvested Phantom Units shall vest in full immediately prior to such NEO’s cessation of service due to death or Disability. In the event of a Change in Control (as defined under the LTIP), 100% of the NEO’s outstanding, unvested Phantom Units would vest.
(2)The remaining Retention Agreement for Mr. Long provides that 100% of the outstanding, unvested Retention Units held by Mr. Long will vest immediately prior to Mr. Long’s Separation from Service for the following reasons: (i) termination of Mr. Long by the Company without Cause or by Mr. Long with Good Reason, and (ii) upon the death or Disability of Mr. Long. In the event of a Change in Control (as defined under the LTIP), 100% of Mr. Long’s outstanding, unvested Retention Units would vest. Also, if Mr. Long terminates his employment due to retirement and he is at the time of retirement 65 years of age or older, 40% of his then-unvested Retention Units will vest and the remaining 60% of his then-unvested Retention Units will be forfeited.
(3)If Mr. Long's separation was also due to voluntary retirement, 40% of his Phantom Units would vest, valued at $6,269,337.
(4)If Mr. Long's separation was also due to voluntary retirement, 40% of his Retention Units would vest, valued at $152,550.
(5)Provided that Mr. Long executes and does not revoke a general release and waiver of claims, Mr. Long will be entitled to the Release Payment, which is intended to capture the value of future distributions associated with Retention Units forfeited for tax withholding purposes, which payment would be paid within 60 days of Mr. Long’s date of separation. The tax withholding rate as of December 31, 2023, for Mr. Long applicable to the vesting of the Retention Units would have been 39.35%.
(6)Mr. Pearl left the Partnership effective October 5, 2023. In recognition of his service and contributions to us and as approved by our Compensation Committee, we paid Mr. Pearl a separation payment of $500,000 (the “Separation Payment”). The Separation Payment was paid in a lump sum and was contingent upon Mr. Pearl’s execution of a Separation and Restrictive Covenant Agreement and Full Release and Waiver of Claims pursuant to which he released all claims against us, and which provides for certain non-disparagement and confidentiality obligations. Mr. Pearl also received $16,000 of earned but unpaid base salary as of October 5, 2023, the date of his departure, bringing the total amount received by Mr. Pearl pursuant to his departure to $516,000.
(7)The listed salary for each of Messrs. Porter and Kimble represents his accrued but unused paid time off as of December 31, 2023 plus, with respect to the first two columns, his base salary as of December 31, 2023. Any accrued but unused paid time off owed to Mr. Porter or Mr. Kimble would be paid within 30 days of the date of his termination of employment, and the base salary would be paid out as set forth in footnote (10).
(8)The listed bonus amount for each of Messrs. Porter and Kimble is his pro rata bonus awarded with respect to the year ended December 31, 2023, and his bonus awarded with respect to the year ended December 31, 2022.
(9)In the event of Mr. Porter’s or Mr. Kimble’s termination by the Company without Cause or by the NEO with Good Reason, he and his eligible dependents will be entitled to continued health insurance benefits for the Coverage Period, as follows: (a) for the first 12 months of the Coverage Period, the Company will provide such health insurance coverage at its own expense (other than the NEO’s monthly cost-sharing contribution under the Company’s group health plan, as in effect at the time of the NEO’s Separation from Service); (b) for the following six months of the Coverage Period, such health insurance coverage will be at the NEO’s sole expense; and (c) for the final six months of the Coverage Period, the Company will be responsible for the proportion of the cost of such health insurance coverage that the NEO covered in the first 12 months of the Coverage Period; and the NEO will be responsible for the proportion that the Company covered during the first 12 months of the Coverage Period. Messrs. Long, Owens, and Scheller are not currently party to any contractual arrangements providing for continued health insurance coverage by the Company following a termination of employment.
(10)The Employment Agreements for each of Messrs. Porter and Kimble provide that upon termination by the Company without Cause or by the NEO for Good Reason, the NEO is entitled to receive one times his base salary, payable in equal semi-monthly installments over the course of one year provided, that any such installment payments that would otherwise be paid prior to the Company’s first regular payroll date that occurs on or after the 60th day following the date of Employee’s Separation from Service (the “First Pay Date”) shall be paid on the First Pay Date. Upon the death of Mr. Porter or Mr. Kimble during this one-year period, his salary payment will be accelerated and all remaining Severance Payments (as defined in the Employment Agreements) would be paid in a lump sum within 30 days of his death. If such termination occurs within two years after a “change in control event” within the meaning of Treasury Regulation 1.409A-3(i)(5), the Severance Payment will be made in a lump sum on the first regular payroll date that occurs on or after 30 days of the NEO’s termination date.
(11)Upon the death or Disability (as defined in the Employment Agreements) of Mr. Porter or Mr. Kimble, he (or his estate) will be entitled to his pro rata bonus awarded with respect to the year ended December 31, 2023, and his bonus awarded with respect to the year ended December 31, 2022.
(12)In the event of the termination of employment by any of the NEOs without Good Reason, the NEO will be entitled to all earned but unpaid annual base salary. None of the NEOs had earned but unpaid annual base salary as of December 31, 2023.
(13)The NEOs are not entitled to a certain level of compensation in the event of continued employment following a Change in Control, but for purposes of this table it is assumed that the NEO would continue to receive a level of base salary, bonus, benefits, and other compensation in the event of continued employment following a Change in Control that is the same as, or similar to, the amounts shown in the Summary Compensation Table. Accordingly, no additional amounts are shown for salary, bonus, or health and welfare plan benefits because those amounts would remain as in effect at the time of the Change in Control, and only the acceleration values of outstanding equity at the time of a Change of Control have been reflected.
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
For 2023, our last completed fiscal year:
•The median of the annual total compensation of all employees (other than the CEO) was $113,178.
•The annual total compensation of our CEO, as reported in the Summary Compensation Table included elsewhere within this Form 10-K, was $7,034,775.
•Based on this information, for 2023 the ratio of the annual total compensation of Mr. Long to the median of the annual total compensation of all employees was reasonably estimated to be 62.2 to 1.
To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of our median employee and our CEO, we took the following steps:
•We determined that, as of December 31, 2023, our employee population consisted of approximately 822 individuals with all of these individuals located in the U.S. This population consisted of our full-time employees, as we did not have any part-time employees, temporary employees or seasonal workers as of December 31, 2023.
•We selected December 31, 2023, as our identification date for determining our median employee because it enabled us to make such identification in a reasonably efficient and economic manner.
•We used a consistently applied compensation measure to identify our median employee of comparing the amount of salary or wages, bonuses, compensation received from equity award vesting, and any other compensation items reported to the Internal Revenue Service on Form W-2 for 2023.
•We identified our median employee by consistently applying this compensation measure to all of our employees included in our analysis. Since all of our employees, including our CEO, are located in the U.S., we did not make any cost-of-living adjustments in identifying the median employee.
•After we identified our median employee, we combined all of the elements of such employee’s compensation for the 2023 year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $113,178.
•With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of our 2023 Summary Compensation Table included in this Form 10-K.
Director Compensation
For the year ended December 31, 2023, our CEO was the only NEO who also served as a director, and he did not receive additional compensation for his service on the Board. Mr. Long’s compensation as an NEO is reflected in the Summary Compensation Table above. Officers, employees, paid consultants, or advisors of us or the General Partner or its affiliates who also serve as directors do not receive additional compensation for their service as directors. Other than Mr. Hartman, our directors who are not officers, employees, paid consultants, or advisors of us or the General Partner or its affiliates receive cash and equity-based compensation for their services as directors. Our director compensation program is subject to revision by the Board from time to time.
The following table shows the total fees earned and other compensation paid in cash to each independent director during 2023.

Name	Fees Paid in Cash ($)	Unit Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
Matthew S. Hartman (3)	—	—	—	—
Glenn E. Joyce	130,000	99,993	50,219	280,212
William S. Waldheim	132,500	99,993	50,219	282,712
W. Brett Smith	122,500	99,993	28,585	251,078
________________________
(1)Represents the grant date fair value of our Phantom Units, calculated in accordance with ASC Topic 718. For a detailed discussion of the assumptions utilized in coming to these values, please see Note 15 in Part II, Item 8 “Financial Statements and Supplementary Data”. As of December 31, 2023, the independent members of the Board who receive equity awards held the following number of outstanding equity awards under the LTIP: Mr. Joyce: 16,355 Phantom Units; Mr. Smith: 12,112 Phantom Units and Mr. Waldheim: 16,355 Phantom Units. The Phantom Units granted in 2023 to Messrs. Joyce, Smith, and Waldheim vest incrementally, with 60% of the Phantom Units vesting on December 5, 2025, and the remaining 40% of the Phantom Units vesting on December 5, 2027. In the event of the director’s cessation of service due to death, Disability, or a Change in Control, 100% of his outstanding, unvested Phantom Units will vest immediately prior to such event.
(2)Amounts in this column reflect the value of DERs received by the directors with respect to their outstanding Phantom Unit awards. For Messrs. Joyce, Waldheim, and Smith, the amount shown includes DERs paid with respect to the Partnership’s quarterly distribution on its common units with respect to each quarter in the 2023 year.
(3)Mr. Hartman was appointed to the Board pursuant to the Board Representation Agreement, and did not receive compensation for his service on the Board. Mr. Hartman resigned from our Board on November 20, 2023.
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
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth the beneficial ownership of the Partnership’s common units and Preferred Units as of February 8, 2024, held by:
•each person who beneficially owns 5% or more of the Partnership’s outstanding common units;
•all of the directors of the General Partner;
•each NEO of the General Partner; and
•all directors and current executive officers of the General Partner as a group.
As of February 8, 2024, there were 103,001,911 common units outstanding. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all common units shown as beneficially owned by them and their address is 111 Congress Avenue, Suite 2400, Austin, Texas 78701. Any fractional common units are rounded down to the nearest whole number.
The table also presents information with respect to Energy Transfer’s common units beneficially owned as of February 8, 2024, by each current director and named executive officer of the General Partner and by all directors and executive officers of the General Partner as a group. As of February 8, 2024, Energy Transfer had 3,367,757,556 common units outstanding. Any fractional common units are rounded down to the nearest whole number.

	USA Compression Partners, LP		Energy Transfer LP
Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units	Common Units Beneficially Owned	Percentage of Common Units
Energy Transfer LP (1) (2)	46,056,228	44.71%	N/A	N/A
EIG Veteran Equity Aggregator, L.P. (3)	19,339,427	15.81%	N/A	N/A
Invesco Ltd. (4)	12,526,020	12.16%	N/A	N/A
ALPS Advisors, Inc. (5)	8,772,895	8.52%	N/A	N/A
Eric D. Long (6)	577,841	*	10,144	*
G. Tracy Owens	24,909	*	—	*
Michael C. Pearl (7)	—	*	—	*
Eric A. Scheller	83,782	*	—	*
Christopher W. Porter	38,515	*	3,400	*
Sean T. Kimble	72,918	*	500	*
Christopher R. Curia	—	*	512,131	*
Glenn E. Joyce	24,138	*	—	*
Thomas E. Long	—	*	1,075,649	*
Thomas P. Mason	—	*	891,285	*
W. Brett Smith	1,500	*	38,339	*
William S. Waldheim	24,138	*	—	*
Bradford D. Whitehurst (8)	3,616	*	663,131	*
All directors and officers as a group (12 persons) (9)	851,357	*	3,194,579	*
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
(2)Includes 8,000,000 common units held by USA Compression GP, LLC.
(3)EIG owns approximately 387,011 Preferred Units, which are convertible into 19,339,427 common units at the election of the holder. Upon conversion of all 387,011 Preferred Units, EIG would have sole voting and dispositive power over 19,339,427 common units of the Partnership based on the Schedule 13D/A filed on January 26, 2024, with the SEC and our records. The principal business address of EIG Veteran Equity Aggregator, L.P. is 600 New Hampshire Ave NW, STE. 1200, Washington, DC 20037.
(4)Invesco Ltd. has the sole power to dispose or to direct the disposition of and sole power to vote or to direct the vote of 12,526,020 common units based on a Schedule 13G/A filed on February 12, 2024, with the SEC. Invesco Ltd., in its capacity as a parent holding company to its investment advisers, may be deemed to beneficially own these 12,526,020 common units which are held of record by clients of Invesco Ltd. The principal business address of Invesco Ltd. is 1331 Spring Street NW, Suite 2500, Atlanta GA 30309.
(5)The Schedule 13G was filed jointly by ALPS Advisors, Inc., an investment adviser registered under Section 203 of the Investment Advisors Act of 1940 (“AAI”) and Alerian MLP ETF, an investment company registered under the Investment Company Act of 1940 (“Alerian”). AAI and Alerian have the shared power to dispose or to direct the disposition of and shared power to vote or to direct the vote of 8,772,895 common units based on a Schedule 13G filed on February 5, 2024, with the SEC. AAI furnishes investment advice to certain investment companies (collectively, the “Funds”). In its role as an investment advisor, AAI has voting and/or investment power over the common units owned by the Funds, and may be deemed to be the beneficial ownership of the common units held by the Funds. All 8,772,895 common units are owned by the Funds and AAI disclaims beneficial ownership. Alerian MLP ETF, one of the Funds to which AAI provides investment advice, has an interest of 8,772,895 common units, or 8.52% in us. The principal business address of AAI and Alerian is 1290 Broadway, Suite 1000, Denver, CO 80203.
(6)Includes 503,885 of our common units held directly by Mr. Long, 17,592 of our common units held by Aladdin Partners, L.P., a limited partnership affiliated with Mr. Long, and 56,364 of our common units held by certain trusts of which Mr. Long is the trustee. The Energy Transfer LP common units reported as owned by Mr. Long include 4,000 common units held by Aladdin Partners, L.P., and 6,144 common units held by certain trusts of which Mr. Long is the trustee.
(7)Based on information contained in our records as of October 5, 2023.
(8)Mr. Whitehurst holds 328,617 of Energy Transfer LP’s common units in a margin account.
(9)Includes our directors and current executive officers.
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
The following table provides certain information with respect to the LTIP as of December 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	N/A	—
Equity compensation plans not approved by security holders	1,923,032	N/A	5,743,870	(1)
________________________
(1)As of December 31, 2023, we had 7,666,902 common units available under the LTIP before giving effect to the outstanding awards of 1,923,032 Phantom Units. Pursuant to the terms of the LTIP, other than director Phantom Unit awards, awards of Phantom Units may be settled in cash or common units at the discretion of the Board or a committee thereof. Any Phantom Unit settled in cash will not result in the actual delivery of a common unit. Additionally, Phantom Units withheld to satisfy the exercise price or tax withholdings of an award and Phantom Units that are forfeited, cancelled, or otherwise terminate or expire without the actual delivery of common units will be available for delivery pursuant to other awards.
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
Transactions with Energy Transfer
We provide compression and related services to entities affiliated with Energy Transfer, which became a related party of ours on April 2, 2018. As of December 31, 2023, Energy Transfer has ownership and control of the General Partner and ownership of approximately 46% of our limited partner interests (including the 8,000,000 common units owned by the General Partner). We recognized $21.7 million in revenue from compression and related services from entities affiliated with Energy Transfer for the year ended December 31, 2023. We may provide compression and related services to entities affiliated with Energy Transfer in the future, and any significant transactions will be disclosed.
The following table summarizes payments and revenues between us and Energy Transfer during 2023.

Transaction	Explanation	Amount/Value
2023 quarterly distributions on limited partner interests	Represents the aggregate amount of distributions made to Energy Transfer in respect of the Partnership’s common units during 2023.	$96.7 million
Revenue for compression and related services	Represents the aggregate amount of revenue recognized for providing compression services to entities affiliated with Energy Transfer for the full year 2023.	$21.7 million
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

ITEM 14.    Principal Accountant Fees and Services
The following table sets forth fees paid for professional services rendered by Grant Thornton LLP (“Grant Thornton”) during the years ended December 31, 2023 and 2022 (in millions):

	Year Ended December 31,
	2023	2022
Audit fees (1)	$1.0	$1.0
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$1.0	$1.0
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

10.6†*	Separation and Restrictive Covenant Agreement and Full Release and Waiver of Claims dated October 5, 2023, with Michael C. Pearl

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

21.1*	List of subsidiaries of USA Compression Partners, LP

22.1*	List of Subsidiary Guarantors and Co-Issuer

23.1*	Consent of Grant Thornton LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	USA Compression Partners, LP Executive Officer Incentive Compensation Clawback Policy

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Balance Sheets as of December 31, 2023 and 2022; (ii) our Consolidated Statements of Operations for the years ended December 31, 2023, 2022, and 2021; (iii) our Consolidated Statements of Changes in Partners’ Capital (Deficit) for the years ended December 31, 2023, 2022, and 2021; (iv) our Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021; and (v) the notes to our Consolidated Financial Statements

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

USA COMPRESSION PARTNERS, LP

		By:	USA Compression GP, LLC,
its General Partner

Date:	February 13, 2024	By:	/s/ Eric D. Long
Eric D. Long
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 13, 2024.

Name	Title

/s/ Eric D. Long	President and Chief Executive Officer and Director
Eric D. Long	(Principal Executive Officer)

/s/ G. Tracy Owens	Vice President of Finance and Chief Accounting Officer
G. Tracy Owens	(Principal Financial and Accounting Officer)

/s/ Christopher R. Curia	Director
Christopher R. Curia

/s/ Glenn E. Joyce	Director
Glenn E. Joyce

/s/ Thomas E. Long	Director
Thomas E. Long

/s/ Thomas P. Mason	Director
Thomas P. Mason

/s/ W. Brett Smith	Director
W. Brett Smith

/s/ William S. Waldheim	Director
William S. Waldheim

/s/ Bradford D. Whitehurst	Director
Bradford D. Whitehurst

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors of USA Compression GP, LLC and
Unitholders of USA Compression Partners, LP
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of USA Compression Partners, LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in partners’ capital (deficit), and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 13, 2024 expressed an unqualified opinion.
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
Houston, Texas
February 13, 2024

USA COMPRESSION PARTNERS, LP
Consolidated Balance Sheets
(in thousands, except unit amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$11	$35
Accounts receivable, net of allowances for credit losses of $2,260 and $1,164, respectively	95,421	83,822
Related-party receivables	—	52
Inventories	114,728	93,754
Derivative instrument	5,670	—
Prepaid expenses and other assets	10,617	8,784
Total current assets	226,447	186,447
Property and equipment, net	2,237,625	2,172,924
Lease right-of-use assets	17,290	18,195
Identifiable intangible assets, net	245,652	275,032
Other assets	9,746	13,126
Total assets	$2,736,760	$2,665,724
Liabilities, Preferred Units, and Partners’ Deficit
Current liabilities:
Accounts payable	$39,781	$35,303
Accrued liabilities	85,132	76,016
Deferred revenue	62,589	62,345
Total current liabilities	187,502	173,664
Long-term debt, net	2,336,088	2,106,649
Operating lease liabilities	14,731	16,146
Derivative instrument, long term	4,466	—
Other liabilities	10,924	8,255
Total liabilities	2,553,711	2,304,714
Commitments and contingencies
Preferred Units	476,334	477,309
Partners’ deficit:
Common units, 100,986,011 and 98,227,656 units issued and outstanding, respectively	(293,285)	(125,111)
Warrants	—	8,812
Total partners’ deficit	(293,285)	(116,299)
Total liabilities, Preferred Units, and partners’ deficit	$2,736,760	$2,665,724
See accompanying notes to consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Consolidated Statements of Operations
(in thousands, except per unit amounts)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Contract operations	$802,562	$673,214	$609,450
Parts and service	21,890	15,729	11,228
Related party	21,726	15,655	11,967
Total revenues	846,178	704,598	632,645
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	284,708	234,336	194,389
Depreciation and amortization	246,096	236,677	238,769
Selling, general, and administrative	72,714	61,278	56,082
Loss (gain) on disposition of assets	(1,667)	1,527	(2,588)
Impairment of compression equipment	12,346	1,487	5,121
Total costs and expenses	614,197	535,305	491,773
Operating income	231,981	169,293	140,872
Other income (expense):
Interest expense, net	(169,924)	(138,050)	(129,826)
Gain on derivative instrument	7,449	—	—
Other	127	91	107
Total other expense	(162,348)	(137,959)	(129,719)
Net income before income tax expense	69,633	31,334	11,153
Income tax expense	1,365	1,016	874
Net income	68,268	30,318	10,279
Less: distributions on Preferred Units	(47,775)	(48,750)	(48,750)
Net income (loss) attributable to common unitholders’ interests	$20,493	$(18,432)	$(38,471)

Weighted average common units outstanding – basic	98,634	97,780	97,068

Weighted average common units outstanding – diluted	100,675	97,780	97,068

Basic net income (loss) per common unit	$0.21	$(0.19)	$(0.40)

Diluted net income (loss) per common unit	$0.20	$(0.19)	$(0.40)

Distributions declared per common unit for respective periods	$2.10	$2.10	$2.10
See accompanying notes to consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Consolidated Statements of Changes in Partners’ Capital (Deficit)
(in thousands)

	Common Units	Warrants	Total
Partners’ capital ending balance, December 31, 2020	$323,676	$13,979	$337,655
Vesting of phantom units	3,821	—	3,821
Distributions and DERs, $2.10 per unit	(203,883)	—	(203,883)
Issuance of common units under the DRIP	1,775	—	1,775
Unit-based compensation for equity-classified awards	211	—	211
Net loss attributable to common unitholders’ interests	(38,471)	—	(38,471)
Partners’ capital ending balance, December 31, 2021	87,129	13,979	101,108
Vesting of phantom units	3,860	—	3,860
Distributions and DERs, $2.10 per unit	(205,219)	—	(205,219)
Issuance of common units under the DRIP	2,132	—	2,132
Unit-based compensation for equity-classified awards	252	—	252
Exercise and conversion of warrants into common units	5,167	(5,167)	—
Net loss attributable to common unitholders’ interests	(18,432)	—	(18,432)
Partners’ capital (deficit) ending balance, December 31, 2022	(125,111)	8,812	(116,299)
Vesting of phantom units	6,878	—	6,878
Distributions and DERs, $2.10 per unit	(206,488)	—	(206,488)
Issuance of common units under the DRIP	1,860	—	1,860
Unit-based compensation for equity-classified awards	271	—	271
Exercise and conversion of warrants into common units	8,812	(8,812)	—
Net income attributable to common unitholders’ interests	20,493	—	20,493
Partners’ deficit ending balance, December 31, 2023	$(293,285)	$—	$(293,285)
See accompanying notes to consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$68,268	$30,318	$10,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	246,096	236,677	238,769
Provision for expected credit losses	1,500	(700)	(2,700)
Amortization of debt issuance costs	7,279	7,265	9,765
Unit-based compensation expense	22,169	15,894	15,523
Deferred income tax benefit	(52)	(151)	(42)
Loss (gain) on disposition of assets	(1,667)	1,527	(2,588)
Change in fair value of derivative instrument	(1,204)	—	—
Impairment of compression equipment	12,346	1,487	5,121
Changes in assets and liabilities:
Accounts receivable and related-party receivables, net	(13,047)	29,980	145
Inventories	(76,796)	(31,594)	(12,592)
Prepaid expenses and other current assets	(1,833)	(2,767)	(3,572)
Other assets	4,197	3,465	3,489
Accounts payable	523	7,547	9,023
Accrued liabilities and deferred revenue	4,106	(38,358)	(5,195)
Net cash provided by operating activities	271,885	260,590	265,425
Cash flows from investing activities:
Capital expenditures, net	(238,522)	(134,224)	(45,213)
Proceeds from disposition of property and equipment	5,334	3,682	4,466
Proceeds from insurance recovery	535	597	1,559
Net cash used in investing activities	(232,653)	(129,945)	(39,188)
Cash flows from financing activities:
Proceeds from revolving credit facility	1,089,191	844,549	697,679
Payments on revolving credit facility	(863,334)	(714,935)	(655,147)
Cash paid related to net settlement of unit-based awards	(6,446)	(2,961)	(3,174)
Cash distributions on common units	(209,049)	(207,446)	(206,329)
Cash distributions on Preferred Units	(48,750)	(48,750)	(48,750)
Deferred financing costs	(379)	(549)	(9,960)
Other	(489)	(518)	(558)
Net cash used in financing activities	(39,256)	(130,610)	(226,239)
Increase (decrease) in cash and cash equivalents	(24)	35	(2)
Cash and cash equivalents, beginning of year	35	—	2
Cash and cash equivalents, end of year	$11	$35	$—

Supplemental cash flow information:
Cash paid for interest, net of capitalized amounts	$163,589	$128,961	$120,564
Cash paid for income taxes	$1,146	$887	$819
Supplemental non-cash transactions:
Non-cash distributions to certain common unitholders (DRIP)	$1,860	$2,132	$1,775
Transfers from inventories to property and equipment, net	$54,570	$22,329	$10,793
Changes in capital expenditures included in accounts payable and accrued liabilities	$3,644	$6,507	$720
Changes in financing costs included in accounts payable and accrued liabilities	$125	$(265)	$391
Exercise and conversion of warrants into common units	$8,812	$5,167	$—
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
The Partnership is a borrower under a revolving credit facility and its subsidiaries are guarantors of that revolving credit facility (see Note 10). The accompanying consolidated financial statements include the accounts of the Partnership and its subsidiaries, all of which are wholly owned by us.
Net income (loss) attributable to partners is allocated to our common units and participating securities using the two-class income allocation method. All intercompany balances and transactions have been eliminated in consolidation. Our common units trade on the NYSE under the ticker symbol “USAC”.
USA Compression Management Services, LLC (“USAC Management”), a wholly owned subsidiary of the General Partner, performs management, administrative and operating services for us, and provides us with personnel to manage and operate our business. All of our employees, including our executive officers, are employees of USAC Management. As of December 31, 2023, USAC Management had 822 full-time employees. None of our employees are subject to collective bargaining agreements.
(2)Basis of Presentation and Significant Accounting Policies
Basis of Presentation
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
When property and equipment is retired or sold, the associated carrying value and the related accumulated depreciation are removed from our accounts and any related gains or losses are recorded within our Consolidated Statements of Operations within the period of sale or disposition.
Capitalized interest is calculated by multiplying our monthly effective interest rate on outstanding variable-rate indebtedness by the amount of qualifying costs, which include upfront payments to acquire certain compression units. Capitalized interest was $0.9 million, $0.9 million, and $0.2 million for the years ended December 31, 2023, 2022, and 2021, respectively.
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
Refer to Note 5 for more detailed information about impairment charges during the years ended December 31, 2023, 2022, and 2021.
Identifiable Intangible Assets
Identifiable intangible assets are recorded at cost and amortized using the straight-line method over their estimated useful lives, which is the period over which the assets are expected to contribute directly or indirectly to our future cash flows. The estimated useful lives of our intangible assets range from 15 to 25 years.
We assess identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We did not record any impairment of identifiable intangible assets for the years ended December 31, 2023, 2022, or 2021.

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
Revenue Recognition
Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally, this occurs with the provision of services or the transfer of goods. Revenue is measured at the amount of consideration we expect to receive in exchange for providing services or transferring goods. Incidental items, if any, that are immaterial in the context of the contract are recognized as expenses. Refer to Note 13 for more detailed information about revenue recognition for the years ended December 31, 2023, 2022, and 2021.
Income Taxes
USA Compression Partners, LP is organized as a partnership for U.S. federal and state income tax purposes. As a result, our partners are responsible for U.S. federal and state income taxes on their distributive share of our items of income, gain, loss, or deduction. Net earnings for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities.
Texas also imposes an entity-level income tax on partnerships that is based on Texas sourced taxable margin (the “Texas Margin Tax”). Texas Margin Tax impacts are included within our consolidated financial statements. Our wholly owned finance subsidiary, USA Compression Finance Corp. (“Finance Corp”), is a corporation for U.S. federal and state income tax purposes and any resulting tax impacts attributable to Finance Corp are included within our consolidated financial statements. Refer to Note 9 for more detailed information about the Texas Margin Tax for the years ended December 31, 2023, 2022, and 2021.
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
As of December 31, 2023, and 2022, our financial instruments primarily consisted of cash and cash equivalents, trade accounts receivable, trade accounts payable, and long-term debt, and as of December 31, 2023, a derivative instrument. The book values of cash and cash equivalents, trade accounts receivable, and trade accounts payable are representative of fair value due to their short-term maturities. Our revolving credit facility applies floating interest rates to amounts drawn under the facility; therefore, the carrying amount of our revolving credit facility approximates its fair value.
The fair value of our Senior Notes 2026 and Senior Notes 2027 were estimated using quoted prices in inactive markets and are considered Level 2 measurements.
The following table summarizes the aggregate principal amount and fair value of our Senior Notes 2026 and Senior Notes 2027 (in thousands):

	December 31,
	2023	2022
Senior Notes 2026, aggregate principal	$725,000	$725,000
Fair value of Senior Notes 2026	720,621	706,875
Senior Notes 2027, aggregate principal	750,000	750,000
Fair value of Senior Notes 2027	737,963	725,625

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
The fair value of our derivative instrument, which is an interest-rate swap, was estimated based on inputs from actively quoted public markets, including interest-rate forward curves, and is considered a Level 2 measurement. We consider counterparty credit risk and our own credit risk in the determination of the estimated fair value. The following table summarizes the gross fair value of our interest-rate swap (in thousands):

	December 31,
	2023	2022
Interest-rate swap	$1,204	$—
Refer to Note 8 for additional information on the interest-rate swap.
Operating Segment
We operate in a single business segment, the compression services business.
(3)Trade Accounts Receivable
The allowance for credit losses, which was $2.3 million and $1.2 million at December 31, 2023 and 2022, respectively, represents our best estimate of the amount of probable credit losses included within our existing accounts receivable balance.
The following summarizes activity within our trade accounts receivable allowance for credit losses balance (in thousands):

Allowance for Credit Losses
Balance as of December 31, 2021	$2,057
Current-period provision for expected credit losses	(700)
Write-offs charged against the allowance	(203)
Recoveries collected	10
Balance as of December 31, 2022	1,164
Current-period provision for expected credit losses	1,500
Write-offs charged against the allowance	(487)
Recoveries collected	83
Balance as of December 31, 2023	$2,260
Unfavorable developments related to customers in bankruptcy was the primary factor supporting the recognized increase to the allowance for credit losses for the year ended December 31, 2023.
Favorable market conditions for customers, attributable to sustained increases in commodity prices, was the primary factor supporting the recognized decrease to the allowance for credit losses for the year ended December 31, 2022.
During the year ended December 31, 2021, we recognized a reversal of $2.7 million to the current-period provision for expected credit losses. Improved market conditions for customers resulting from improved commodity prices was the primary factor supporting the recorded decrease to the allowance for credit losses for the year ended December 31, 2021.
(4)Inventories
Components of inventories are as follows (in thousands):

	December 31,
	2023	2022
Serialized parts	$59,901	$46,923
Non-serialized parts	54,827	46,831
Total inventories	$114,728	$93,754

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
(5)    Property and Equipment and Identifiable Intangible Assets
Property and Equipment
Property and equipment consisted of the following (in thousands):

	December 31,
	2023	2022
Compression and treating equipment	$3,902,115	$3,658,000
Computer equipment	33,456	34,941
Automobiles and vehicles	46,395	34,947
Leasehold improvements	9,414	8,997
Buildings	3,464	3,464
Furniture and fixtures	868	795
Land	77	77
Total property and equipment, gross	3,995,789	3,741,221
Less: accumulated depreciation and amortization	(1,758,164)	(1,568,297)
Total property and equipment, net	$2,237,625	$2,172,924
Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Compression and treating equipment, acquired new	25 years
Compression and treating equipment, acquired used	5 - 25 years
Furniture and fixtures	3 - 10 years
Vehicles and computer equipment	1 - 10 years
Buildings	5 years
Leasehold improvements	5 years
Depreciation expense on property and equipment was $216.7 million, $207.3 million, and $209.4 million for the years ended December 31, 2023, 2022, and 2021, respectively.
During the years ended December 31, 2023 and 2021, there were gains on disposition of assets of $1.7 million and $2.6 million, respectively. During the year ended December 31, 2022, there was a loss on disposition of assets of $1.5 million.
For the years ended December 31, 2023, 2022, and 2021, we evaluated the future deployment of our idle fleet assets under then-current market conditions and retired 42, 15, and 26 compression units, respectively, representing approximately 37,700, 3,200, and 11,000 of aggregate horsepower, respectively, that previously were used to provide compression services in our business. As a result, we recorded impairments of compression equipment of $12.3 million, $1.5 million, and $5.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.
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

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
Identifiable Intangible Assets
Identifiable intangible assets, net consisted of the following (in thousands):

	Customer Relationships	Trade Names	Total
Gross balance as of December 31, 2022	$485,162	$65,500	$550,662
Accumulated amortization	(234,418)	(41,212)	(275,630)
Net balance as of December 31, 2022	$250,744	$24,288	$275,032

Gross balance as of December 31, 2022	$485,162	$65,500	$550,662
Accumulated amortization	(260,523)	(44,487)	(305,010)
Net balance as of December 31, 2023	$224,639	$21,013	$245,652
Amortization expense for the years ended December 31, 2023, 2022, and 2021, was $29.4 million, $29.4 million, and $29.4 million, respectively.
The expected amortization of the intangible assets for each of the five succeeding years is as follows:

Year Ending December 31,
2024	$29,380
2025	29,380
2026	29,380
2027	14,486
2028	12,135
(6)    Other Current Liabilities
Components of other current liabilities included the following (in thousands):

	December 31,
	2023	2022
Accrued interest expense	31,960	32,763
Accrued unit-based compensation liability	21,896	17,743
Accrued capital expenditures	13,672	10,028
(7)    Lease Accounting
Lessee Accounting
We maintain both finance leases and operating leases, primarily related to office space, warehouse facilities, and certain corporate equipment. Our leases have remaining lease terms of up to six years, some of which include options that permit renewals for additional periods.
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

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
For short-term leases (leases that have terms of twelve months or less upon commencement), lease payments are recognized on a straight-line basis and no ROU assets are recorded. For certain equipment leases, such as office equipment, we account for the lease and non-lease components as a single-lease component.
Supplemental balance sheet information related to leases consisted of the following (in thousands):

	December 31,
	2023	2022
Operating leases:
Lease right-of-use assets	$17,290	$18,195
Accrued liabilities	(4,066)	(3,631)
Operating lease liabilities	(14,731)	(16,146)
Finance leases:
Property and equipment, gross	$3,661	$3,685
Accumulated depreciation	(2,628)	(2,278)
Property and equipment, net	1,033	1,407
Accrued liabilities	(459)	(484)
Other liabilities	(722)	(1,211)
Components of lease expense consisted of the following (in thousands):

		Year Ended December 31,
	Income Statement Line Item	2023	2022	2021
Operating lease costs:
Operating lease cost	Cost of operations, exclusive of depreciation and amortization	$3,586	$3,349	$3,074
Operating lease cost	Selling, general, and administrative	1,490	1,490	1,524
Total operating lease costs		5,076	4,839	4,598
Finance lease costs:
Amortization of lease assets	Depreciation and amortization	351	376	443
Short-term lease costs:
Short-term lease cost	Cost of operations, exclusive of depreciation and amortization	135	165	374
Short-term lease cost	Selling, general, and administrative	39	10	30
Total short-term lease costs		174	175	404
Variable lease costs:
Variable lease cost	Cost of operations, exclusive of depreciation and amortization	10	129	141
Variable lease cost	Selling, general, and administrative	803	649	597
Total variable lease costs		813	778	738
Total lease costs		$6,414	$6,168	$6,183

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
The weighted-average remaining lease terms and weighted-average discount rates were as follows:

	Year Ended December 31,
	2023	2022	2021
Weighted-average remaining lease term:
Operating leases	5 years	6 years	7 years
Finance leases	4 years	4 years	3 years
Weighted-average discount rate:
Operating leases	5.1%	4.9%	5.0%
Finance leases	6.3%	5.2%	3.9%
Supplemental cash flow information related to leases consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(5,034)	$(4,743)	$(4,463)
Operating cash flows from finance leases	(174)	(124)	(129)
Financing cash flows from finance leases	(489)	(518)	(558)
ROU assets obtained in exchange for lease obligations:
Operating leases	$3,105	$1,720	$730
Finance leases	—	790	430
Maturities of lease liabilities as of December 31, 2023, consisted of the following (in thousands):

	Operating Leases	Finance Leases	Total
2024	$4,913	$524	$5,437
2025	4,214	240	4,454
2026	3,558	240	3,798
2027	2,940	240	3,180
2028	2,952	100	3,052
Thereafter	2,804	—	2,804
Total lease payments	21,381	1,344	22,725
Less: present-value discount	(2,584)	(163)	(2,747)
Present value of lease liabilities	$18,797	$1,181	$19,978
As of December 31, 2023, we have not entered into any additional leases that have not yet commenced that create significant rights and obligations.
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
Prior to the customer exercising its bargain purchase option, revenue and interest income related to the lease was recognized over the lease term. We recognized maintenance revenue within contract operations revenue and interest income within interest expense, net. Maintenance revenue and interest income recognized for the year ended December 31, 2021 was $0.3 million and $0.1 million, respectively.

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
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
(8)    Derivative Instrument
In April 2023, we entered into an interest-rate swap to manage interest-rate risk associated with the floating-rate Credit Agreement. The interest-rate swap’s notional principal amount was $700 million and had a termination date of April 1, 2025. Under the interest-rate swap, we paid a fixed interest rate of 3.785% and received floating interest-rate payments that were indexed to the one-month SOFR.
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
We do not apply hedge accounting to our currently outstanding derivative. Our derivative is carried on the Consolidated Balance Sheets at fair value and is classified as current or long-term depending on the expected timing of settlement, and gains and losses associated with the derivative instrument are recognized currently in gain on derivative instrument within the Consolidated Statements of Operations. Cash flows related to cash settlements for the periods presented are classified as operating activities within the Consolidated Statements of Cash Flows.
The following table summarizes the location and fair value of our derivative instrument on our Consolidated Balance Sheets (in thousands):

	Assets		Liabilities
	December 31,		December 31,
Balance Sheet Classification	2023	2022	2023	2022
Derivative instrument	$5,670	$—	$—	$—
Derivative instrument, long term	—	—	4,466	—
The following table summarizes the location and amounts recognized related to our derivative instrument within our Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2023	2022	2021
Gain on derivative instrument	$7,449	$—	$—
(9)    Income Tax Expense
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
Components of our income tax expense are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current tax expense	$1,417	$1,167	$916
Deferred tax benefit	(52)	(151)	(42)
Total income tax expense	$1,365	$1,016	$874

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
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
The tax effects of temporary differences related to property and equipment, identifiable intangible assets, and goodwill that gives rise to deferred tax assets (liabilities), included net within other liabilities, are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Goodwill	$12	$13
Deferred tax liabilities:
Property and equipment	(4,189)	(4,240)
Identifiable intangible assets	(24)	(26)
Total deferred tax liabilities	(4,213)	(4,266)
Deferred tax liabilities, net	$(4,201)	$(4,253)
ASC Topic 740 Income Taxes (“ASC Topic 740”) provides guidance on measurement and recognition in accounting for income tax uncertainties and provides related guidance on derecognition, classification, disclosure, interest, and penalties. As of December 31, 2023, we had no material unrecognized tax benefits (as defined in ASC Topic 740). We do not expect to incur interest charges or penalties related to our tax positions, but if such charges or penalties are incurred, our policy is to account for interest charges and penalties as income tax expense within the Consolidated Statements of Operations. Our U.S. Federal income tax returns for years 2019 and 2020 currently are under examination by the Internal Revenue Service (“IRS”). Refer to Note 17 for more detailed information about our IRS examinations. Examinations of our Texas Margin Tax returns for report years 2018 through 2021 were completed in 2023 by the Texas Comptroller of Public Accounts with no material adjustments. In general, USA Compression and its subsidiaries are no longer subject to examination by the IRS, and most state jurisdictions, for the 2018 and prior years.
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
(10) Debt Obligations
Our debt obligations, of which there is no current portion, consisted of the following (in thousands):

	December 31,
	2023	2022
Senior Notes 2026, aggregate principal	$725,000	$725,000
Senior Notes 2027, aggregate principal	750,000	750,000
Less: deferred financing costs, net of amortization	(10,725)	(14,307)
Total senior notes, net	1,464,275	1,460,693
Revolving credit facility	871,813	645,956
Total long-term debt, net	$2,336,088	$2,106,649
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
The Credit Agreement also contains various financial covenants, including covenants requiring us to maintain:
•a minimum EBITDA to interest coverage ratio of 2.50 to 1.00, determined as of the last day of each fiscal quarter, with EBITDA and interest expense annualized for the most-recent fiscal quarter;
•a ratio of total secured indebtedness to EBITDA not greater than 3.00 to 1.00 or less than 0.00 to 1.00, determined as of the last day of each fiscal quarter, with EBITDA annualized for the most-recent fiscal quarter; and
•a maximum funded debt-to-EBITDA ratio, defined in the Credit Agreement as the Total Leverage Ratio, determined as of the last day of each fiscal quarter with EBITDA annualized for the most-recent fiscal quarter, of 5.25 to 1.00. In addition, the Partnership may increase the applicable ratio by 0.25 for any fiscal quarter during which a Specified Acquisition (as defined in the Credit Agreement) occurs and for the following two fiscal quarters, but in no event shall the maximum ratio exceed 5.50 to 1.00 for any fiscal quarter as a result of such increase.
For purposes of the above covenants, EBITDA is calculated as set forth in the Credit Agreement. If a default exists under the Credit Agreement, the lenders will be able to accelerate the maturity on the amount then outstanding and exercise other rights and remedies.
In connection with entering into the Credit Agreement, we paid certain upfront fees and arrangement fees to the arrangers, syndication agents and senior managing agents of the Credit Agreement in the amount of $10.0 million during the year ended December 31, 2021. These fees were capitalized to loan costs and are amortized over the remaining term of the Credit Agreement.
As of December 31, 2023, we were in compliance with all of our covenants under the Credit Agreement.
As of December 31, 2023, we had outstanding borrowings under the Credit Agreement of $871.8 million and $728.2 million of remaining unused availability of which, due to restrictions related to compliance with the applicable financial covenants, $529.1 million was available to be drawn. The borrowing base consists of eligible accounts receivable, inventory,

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
and compression units. The largest component, representing 93% of the borrowing base as of December 31, 2023, was eligible compression units. Eligible compression units consist of compressor packages that are under service contracts, leased or rented, and carried in the financial statements as fixed assets.
Our weighted-average interest rate in effect for all borrowings under the Credit Agreement for the year ended December 31, 2023, was 7.68%, and our weighted-average interest rate under the Credit Agreement as of December 31, 2023, was 7.98%. There were no letters of credit issued under the Credit Agreement as of December 31, 2023.
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
The indenture governing the Senior Notes 2027 (the “2027 Indenture”) contains certain financial covenants that we must comply with in order to make certain restricted payments as described in the 2027 Indenture. As of December 31, 2023, we were in compliance with such financial covenants under the 2027 Indenture.
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
The indenture governing the Senior Notes 2026 (the “2026 Indenture”) contains certain financial covenants that we must comply with in order to make certain restricted payments as described in the 2026 Indenture. As of December 31, 2023, we were in compliance with such financial covenants under the 2026 Indenture.
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
Maturities of long-term debt for each of the five succeeding years are as follows (in thousands):

Year Ending December 31,
2024	$—
2025	—
2026 (1)	1,596,813
2027	750,000
2028	—
________________________
(1)    The Credit Agreement matures on December 8, 2026, except that if any portion of the 6.875% Senior Notes 2026 are outstanding on December 31, 2025, the Credit Agreement will mature on December 31, 2025.

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
(11)    Preferred Units
Preferred Unit and Warrant Private Placement
On April 2, 2018, we completed a private placement of $500 million in the aggregate of (i) newly authorized and established Preferred Units and (ii) two tranches of warrants to purchase common units with certain investment funds managed, or advised, by EIG Global Energy Partners. We issued the holders of the Preferred Units an aggregate of 500,000 Preferred Units with a face value of $1,000 per Preferred Unit, a tranche of warrants with the right to purchase 10,000,000 common units with a strike price of $19.59 per common unit, and a tranche of warrants with the right to purchase 5,000,000 common units with a strike price of $17.03 per common unit. Refer to Note 12 for further information on these warrants.
On November 13, 2018, the Partnership filed a Registration Statement on Form S-3 to register 41,202,553 common units that are potentially issuable upon conversion of the Preferred Units and exercise of the warrants described above.
The Preferred Units rank senior to our common units with respect to distributions and liquidation rights. The holders of the Preferred Units are entitled to receive cumulative quarterly cash distributions equal to $24.375 per Preferred Unit.
As of December 31, 2023 and 2022, 500,000 Preferred Units were issued and outstanding.
We have declared and paid per-unit quarterly cash distributions to the holders of the Preferred Units of record as follows:

Payment date	Distribution per Preferred Unit
February 5, 2021	$24.375
May 7, 2021	24.375
August 6, 2021	24.375
November 5, 2021	24.375
Total 2021 distributions	$97.50

February 4, 2022	$24.375
May 6, 2022	24.375
August 5, 2022	24.375
November 4, 2022	24.375
Total 2022 distributions	$97.50

February 3, 2023	$24.375
May 5, 2023	24.375
August 4, 2023	24.375
November 3, 2023	24.375
Total 2023 distributions	$97.50
Announced Quarterly Distribution
On January 11, 2024, we declared a cash distribution of $24.375 per unit on our Preferred Units. The distribution was paid on February 2, 2024, to the holders of the Preferred Units of record as of the close of business on January 22, 2024.
Redemption and Conversion Features
As of April 2, 2023, 100% of the Preferred Units are convertible, at the option of the holder, into common units in accordance with the terms of our Second Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”). The conversion rate for the Preferred Units is the quotient of (i) the sum of (a) $1,000, plus (b) any unpaid cash distributions on the applicable Preferred Unit, divided by (ii) $20.0115 for each Preferred Unit. As of December 31, 2023, the Preferred Units are convertible into a maximum number of 24,985,633 common units, assuming there are no unpaid cash distributions on the Preferred Units.

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
The holders of the Preferred Units are entitled to vote on an as-converted basis with the common unitholders and (as proportionately adjusted for unit splits, unit distributions, and similar transactions) will have certain other class voting rights with respect to any amendment to the Partnership Agreement that would adversely affect any rights, preferences, or privileges of the Preferred Units. In addition, upon certain events involving a change of control, the holders of the Preferred Units may elect, among other potential elections, to convert their Preferred Units to common units at the then change of control conversion rate.
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
January 2024 Conversion
On January 12, 2024, the holders of the Preferred Units elected to convert 40,000 Preferred Units into 1,998,850 common units. These Preferred Units were converted into common units and, for our fourth-quarter 2023 distribution, the holders received the common unit distribution of $0.525 on the 1,998,850 common units in lieu of the Preferred Unit distribution of $24.375 on the converted 40,000 Preferred Units.
Changes in the Preferred Units’ balance are as follows (in thousands):

Preferred Units
Balance as of December 31, 2020	$477,309
Net income allocated to Preferred Units	48,750
Cash distributions on Preferred Units	(48,750)
Balance as of December 31, 2021	477,309
Net income allocated to Preferred Units	48,750
Cash distributions on Preferred Units	(48,750)
Balance as of December 31, 2022	477,309
Net income allocated to Preferred Units	47,775
Cash distributions on Preferred Units	(48,750)
Balance as of December 31, 2023	$476,334
Refer to Note 14 for information about the rights EIG Veteran Equity Aggregator, L.P. (along with its affiliated funds, “EIG”) has to designate one of the members of the board of directors of the General Partner (the “Board”).

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
(12)    Partners’ Deficit
Common Units
The change in common units outstanding were as follows:

Common Units Outstanding
Number of common units outstanding, December 31, 2020	96,962,323
Vesting of phantom units	263,985
Issuance of common units under the DRIP	118,399
Number of common units outstanding, December 31, 2021	97,344,707
Vesting of phantom units	224,386
Issuance of common units under the DRIP	124,255
Exercise and conversion of warrants into common units	534,308
Number of common units outstanding, December 31, 2022	98,227,656
Vesting of phantom units	310,059
Issuance of common units under the DRIP	87,808
Exercise and conversion of warrants into common units	2,360,488
Number of common units outstanding, December 31, 2023	100,986,011
As of December 31, 2023, Energy Transfer held 46,056,228 common units, including 8,000,000 common units held by the General Partner and controlled by Energy Transfer.
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

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
Cash Distributions
We have declared and paid per-unit quarterly distributions to our limited partner unitholders of record, including holders of our common and phantom units, as follows (dollars in millions, except distribution per unit):

Payment Date	Distribution per Limited Partner Unit	Amount Paid to Common Unitholders	Amount Paid to Phantom Unitholders	Total Distribution
February 5, 2021	$0.525	$50.9	$1.1	$52.0
May 7, 2021	0.525	50.9	1.1	52.0
August 6, 2021	0.525	51.0	1.1	52.1
November 5, 2021	0.525	51.0	1.0	52.0
Total 2021 distributions	$2.10	$203.8	$4.3	$208.1

February 4, 2022	$0.525	$51.1	$1.2	$52.3
May 6, 2022	0.525	51.1	1.2	52.3
August 5, 2022	0.525	51.4	1.1	52.5
November 4, 2022	0.525	51.5	1.0	52.5
Total 2022 distributions	$2.10	$205.1	$4.5	$209.6

February 3, 2023	$0.525	$51.6	$1.1	$52.7
May 5, 2023	0.525	51.6	1.1	52.7
August 4, 2023	0.525	51.6	1.2	52.8
November 3, 2023	0.525	51.6	1.1	52.7
Total 2023 distributions	$2.10	$206.4	$4.5	$210.9
Announced Quarterly Distribution
On January 11, 2024, we announced a cash distribution of $0.525 per unit on our common units. The distribution was paid on February 2, 2024, to common unitholders of record as of the close of business on January 22, 2024.
DRIP
During the years ended December 31, 2023, 2022, and 2021, distributions of $1.9 million, $2.1 million, and $1.8 million, respectively, were reinvested under the DRIP resulting in the issuance of 87,808, 124,255, and 118,399 common units, respectively.
On August 5, 2020, we filed a registration statement on Form S-3 for the issuance of up to 5,000,000 units under the DRIP.
Warrants
On April 27, 2022, the tranche of warrants with the right to purchase 5,000,000 common units with a strike price of $17.03 per common unit was exercised in full by the holders. The exercise of these warrants was net settled by the Partnership for 534,308 common units.
On October 27, 2023, the tranche of warrants with the right to purchase 10,000,000 common units with a strike price of $19.59 per common unit was exercised in full by the holders. The exercise of the warrants was net settled by the Partnership for 2,360,488 common units.
As of December 31, 2023, no warrants remained outstanding.
The warrants outstanding as of December 31, 2022 were presented within the equity section of the Consolidated Balance Sheets in accordance with GAAP as they were indexed to the Partnership’s common units, and required physical settlement or net settlement in the Partnership’s common units. The warrants were valued at issuance using the Black-Scholes-Merton model.

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
Income (Loss) Per Unit
The computation of income (loss) per unit is based on the weighted average number of participating securities, which includes our common units and certain equity-based awards outstanding during the applicable period. Basic income (loss) per unit is determined by dividing net income (loss) allocated to participating securities after deducting the amount distributed on Preferred Units, by the weighted-average number of participating securities outstanding during the period. Income (loss) attributable to unitholders is allocated to participating securities based on their respective shares of the distributed and undistributed earnings for the period. To the extent cash distributions exceed net income (loss) attributable to unitholders for the period, the excess distributions are allocated to all participating securities outstanding based on their respective ownership percentages.
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
For the year ended December 31, 2023, approximately 1,167,000 and 873,000 incremental unvested phantom units and “in the money” outstanding warrants, respectively, represent the difference between our basic and diluted weighted-average common units outstanding.
For the years ended December 31, 2022 and 2021, approximately 980,000 and 829,000 incremental unvested phantom units, respectively, were excluded from the calculation of diluted loss per unit because the impact was anti-dilutive. For the year ended December 31, 2022, approximately 42,000 incremental “in the money” then-outstanding warrants were excluded from the calculation of diluted loss per unit because the impact was anti-dilutive. For the year ended December 31, 2021, our outstanding warrants were not included in the computation as they were not considered “in the money” for the period.
(13)    Revenue Recognition
Disaggregation of Revenue
The following table disaggregates our revenue by type of service (in thousands):

	Year Ended December 31,
	2023	2022	2021
Contract operations revenue	$823,661	$688,857	$621,449
Retail parts and services revenue	22,517	15,741	11,196
Total revenues	$846,178	$704,598	$632,645
The following table disaggregates our revenue by timing of provision of services or transfer of goods (in thousands):

	Year Ended December 31,
	2023	2022	2021
Services provided over time:
Primary term	$643,284	$489,091	$419,307
Month-to-month	180,377	199,766	202,142
Total services provided over time	823,661	688,857	621,449
Services provided or goods transferred at a point in time	22,517	15,741	11,196
Total revenues	$846,178	$704,598	$632,645
Contract operations revenue
Revenue from contracted compression, natural gas treating, and maintenance services is recognized ratably as services are provided to our customers under our fixed-fee contracts over the term of the contract. Initial contract terms typically range from six months to five years. However, we usually continue to provide compression services at a specific location beyond the initial contract term, either through contract renewal or on a month-to-month or longer basis. We primarily enter into fixed-fee contracts whereby our customers are required to pay our monthly fee even during periods of limited or disrupted throughput. Services generally are billed monthly, one month in advance of the commencement of the service month, except for certain

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
customers who are billed at the beginning of the service month, and payment generally is due 30 days after receipt of our invoice. Amounts invoiced in advance are recorded as deferred revenue until earned, at which time they are recognized as revenue. The amount of consideration we receive and revenue we recognize is based on the fixed-fee rate stated in each service contract.
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
Deferred Revenue
We record deferred revenue when cash payments are received or due in advance of our performance. Components of deferred revenue were as follows (in thousands):

		December 31,
	Balance sheet location	2023	2022
Current (1)	Deferred revenue	$62,589	$62,345
Noncurrent	Other liabilities	6,000	2,789
Total		$68,589	$65,134
________________________
(1)We recognized $61.4 million of revenue during the year ended December 31, 2023, related to our deferred revenue balance as of December 31, 2022.
Performance Obligations
As of December 31, 2023, the aggregate amount of transaction price allocated to unsatisfied performance obligations related to our contract operations revenue was $1.0 billion. We expect to recognize these remaining performance obligations as follows (in thousands):

	2024	2025	2026	2027	Thereafter	Total
Remaining performance obligations	$552,753	$248,288	$128,972	$71,823	$24,757	$1,026,593

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
(14) Transactions with Related Parties
We provide natural gas compression and treating services to entities affiliated with Energy Transfer, which as of December 31, 2023, owned approximately 46% of our limited partner interests and 100% of the General Partner.
Revenue recognized from those entities affiliated with Energy Transfer on our Consolidated Statement of Operations were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Related-party revenues	$21,726	$15,655	$11,967
We had approximately $0 and $52,000 within related-party receivables on our Consolidated Balance Sheets as of December 31, 2023 and 2022, respectively, from those entities affiliated with Energy Transfer.
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
During the years ended December 31, 2023, 2022, and 2021, an aggregate of 476,959, 603,365, and 638,903, respectively, phantom units (including the corresponding DERs) were granted under the LTIP to the General Partner’s executive officers, certain of its employees, and independent directors. The phantom units (including the corresponding DERs) awarded are subject to restrictions on transferability, customary forfeiture provisions, and time vesting provisions. These phantom unit awards vest incrementally, with 60% of the phantom units vesting on December 5 of the third year following the grant and the remaining 40% vesting on December 5 of the fifth year following the grant.
Phantom units vest in full upon a change in control. Award recipients do not have all the rights of a unitholder in the Partnership with respect to the phantom units until the units have vested.
As of December 31, 2023, and 2022, our total unit-based compensation liability was $21.9 million and $17.7 million, respectively. During the years ended December 31, 2023, 2022, and 2021, we recognized $22.2 million, $15.9 million, and

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
$15.5 million of compensation expense associated with these awards, respectively, recorded in selling, general, and administrative expense. During the years ended December 31, 2023, 2022, and 2021, amounts paid related to the cash settlement of vested awards under the LTIP were $6.4 million, $3.0 million, and $3.2 million, respectively.
The total fair value and intrinsic value of the phantom units vested under the LTIP was $7.3 million, $4.1 million, and $4.0 million for the years ended December 31, 2023, 2022, and 2021, respectively.
The following table summarizes information regarding phantom unit awards for the periods presented:

	Number of Units	Weighted-Average Grant Date Fair Value per Unit
Phantom units outstanding at December 31, 2020	2,137,957	$14.88
Granted	638,903	14.92
Vested	(475,831)	15.13
Forfeited	(71,261)	14.50
Phantom units outstanding at December 31, 2021	2,229,768	$13.57
Granted	603,365	18.31
Vested	(386,916)	15.89
Forfeited	(292,202)	14.10
Phantom units outstanding at December 31, 2022	2,154,015	$14.21
Granted	476,959	23.13
Vested	(585,055)	13.29
Forfeited	(122,887)	17.50
Phantom units outstanding at December 31, 2023	1,923,032	$17.08
The unrecognized compensation cost associated with phantom unit awards was an aggregate $21.6 million as of December 31, 2023. We expect to recognize the unrecognized compensation cost for these awards on a weighted-average basis over a period of approximately 2.7 years.
(16)    Employee Benefit Plans
A 401(k) plan is available to all of our employees. The plan permits employees to contribute up to 20% of their salary, up to the statutory limits, which was $22,500 for 2023. The plan provides for discretionary matching contributions by us on an annual basis. Aggregate matching contributions made to employees’ 401(k) plans were $3.8 million, $3.2 million, and $3.5 million for the years ended December 31, 2023, 2022, and 2021, respectively.
(17)    Commitments and Contingencies
(a)Major Customers and Concentration of Credit Risk
One customer accounted for approximately 11% of total revenue for the year ended December 31, 2023. No customer accounted for 10% or more of total revenues for the years ended December 31, 2022 or 2021.
As of December 31, 2023, one customer accounted for 17% of our trade accounts receivable, net balance. As of December 31, 2022, one customer accounted for 13% of our trade accounts receivable, net balance.
Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and trade accounts receivable. Our cash and cash equivalents have a zero-loss expectation because we maintain minimal balances in our cash and cash equivalents’ accounts and have no history of loss. Trade accounts receivable are due from companies of varying size engaged principally in oil and natural gas activities throughout the U.S.; therefore, our customers may be similarly affected by changes in economic and other conditions within the industry. We perform periodic evaluations of our customers’ financial condition, including monitoring our customers’ payment history and current credit worthiness to manage this risk. We generally do not obtain collateral for trade receivables, but we may require payment in advance. Payment terms are on a short-term basis and in accordance with industry practice. We consider this credit risk to be limited due to these companies’ financial resources, the nature of the products and services we provide, and the terms of our customer agreements.

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
(b)Litigation
From time to time, we and our subsidiaries may be involved in various claims and litigation arising in the ordinary course of business. In management’s opinion, the resolution of such matters is not expected to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
(c)Tax Contingencies
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
We currently are protesting certain assessments made by the Oklahoma Tax Commission (“OTC”). We believe it is reasonably possible that we could incur losses related to this assessment depending on whether the administrative law judge assigned by the OTC accepts our position that the transactions are not taxable and we ultimately lose any and all subsequent legal challenges to such determination. We estimate that the range of losses we could incur is from $0 to approximately $25.8 million, including penalties and interest.
Our U.S. federal income tax returns for years 2019 and 2020 currently are under examination by the IRS. The IRS has issued preliminary partnership examination changes, along with imputed underpayment computations, for the 2019 and 2020 tax years. Under the Bipartisan Budget Act of 2015, there are several procedural steps, including an appeals process, to complete before a final imputed underpayment, if any, is determined. Based on discussions with the IRS, we estimate a potential range of loss from a final imputed underpayment of $0 to approximately $26.4 million, including interest, for potential adjustments resulting from the IRS examinations. Once a final partnership imputed underpayment, if any, is determined, our General Partner may elect to either pay the imputed underpayment (including any applicable penalties and interest) directly to the IRS or, if eligible, issue a revised information statement to each unitholder, and former unitholder, with respect to an audited and adjusted return.
(d)Equipment Purchase Commitments
Our future capital commitments are comprised of binding commitments under purchase orders for new compression units ordered but not received. The commitments as of December 31, 2023, were $53.4 million, all of which is expected to be settled within the next twelve months.
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
(18)    Recent Accounting Pronouncements
In December 2023, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 improves and enhances income tax disclosure requirements, including new disclosures related to tax rate reconciliation and income taxes paid. The amendments in this update are effective for annual periods beginning after December 15, 2024, and interim periods within annual periods beginning after December 15, 2025, with early adoption permitted. ASU 2023-09 is to be applied on a prospective basis, with retrospective application permitted. We are currently evaluating the impact, if any, of the amendments to ASU 2023-09 on our consolidated financial statements.
In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 improves and enhances reportable segment disclosure requirements, including new disclosures related to significant segment expenses. The amendments in this update are effective for annual periods beginning after

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
December 15, 2023, and interim periods within annual periods beginning after December 15, 2024, with early adoption permitted. ASU 2023-07 is to be applied on a retrospective basis. We are currently evaluating the impact, if any, of the amendments to ASU 2023-07 on our consolidated financial statements.