Form 10-Q
period 2024-03-31
USA Compression Partners, LP
filed 2024-05-07
CIK 1522727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of May 2, 2024, there were 116,993,865 common units outstanding.

i

GLOSSARY
The abbreviations, acronyms and industry terminology used in this Quarterly Report on Form 10-Q are defined as follows:

Credit Agreement	Seventh Amended and Restated Credit Agreement, dated as of December 8, 2021, by and among USA Compression Partners, LP, as borrower, the guarantors party thereto from time to time, the lenders party thereto from time to time, as may be amended from time to time, and any predecessor thereto if the context so dictates
CPI	Consumer Price Index for all Urban Consumers
DERs	distribution equivalent rights
DRIP	distribution reinvestment plan
Energy Transfer	Energy Transfer LP
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	generally accepted accounting principles of the United States of America
Preferred Units	Series A Preferred Units representing limited partner interests in USA Compression Partners, LP
SEC	United States Securities and Exchange Commission
Senior Notes 2026	$725.0 million aggregate principal amount of senior notes due on April 1, 2026
Senior Notes 2027	$750.0 million aggregate principal amount of senior notes due on September 1, 2027
Senior Notes 2029	$1.0 billion aggregate principal amount of senior notes due on March 15, 2029
SOFR	Secured Overnight Financing Rate
U.S.	United States of America

ii

PART I.  FINANCIAL INFORMATION
ITEM 1.    Financial Statements
USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except unit amounts)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$8	$11
Accounts receivable, net of allowances for credit losses of $2,260 and $2,260, respectively	100,704	95,421
Related-party receivables	974	—
Inventories	129,323	114,728
Derivative instrument	7,172	5,670
Prepaid expenses and other assets	10,609	10,617
Total current assets	248,790	226,447
Property and equipment, net	2,291,153	2,237,625
Lease right-of-use assets	16,625	17,290
Derivative instrument, long term	381	—
Identifiable intangible assets, net	238,307	245,652
Other assets	8,961	9,746
Total assets	$2,804,217	$2,736,760
Liabilities, Preferred Units, and Partners’ Deficit
Current liabilities:
Accounts payable	$34,296	$39,781
Accrued liabilities	73,961	85,132
Deferred revenue	65,467	62,589
Total current liabilities	173,724	187,502
Long-term debt, net	2,462,530	2,336,088
Operating lease liabilities	13,903	14,731
Derivative instrument, long term	—	4,466
Other liabilities	12,230	10,924
Total liabilities	2,662,387	2,553,711
Commitments and contingencies
Preferred Units	431,402	476,334
Partners’ deficit:
Common units, 103,001,911 and 100,986,011 units issued and outstanding, respectively	(289,572)	(293,285)
Total liabilities, Preferred Units, and partners’ deficit	$2,804,217	$2,736,760
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per unit amounts)

	Three Months Ended March 31,
	2024	2023
Revenues:
Contract operations	$218,104	$188,539
Parts and service	5,460	3,878
Related party	5,712	4,707
Total revenues	229,276	197,124
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	75,072	66,665
Depreciation and amortization	63,251	59,486
Selling, general, and administrative	22,827	19,101
Loss (gain) on disposition of assets	1,254	(376)
Impairment of compression equipment	—	1,191
Total costs and expenses	162,404	146,067
Operating income	66,872	51,057
Other income (expense):
Interest expense, net	(46,666)	(39,790)
Loss on extinguishment of debt	(4,966)	—
Gain on derivative instrument	8,771	—
Other	34	24
Total other expense	(42,827)	(39,766)
Net income before income tax expense	24,045	11,291
Income tax expense	472	350
Net income	23,573	10,941
Less: distributions on Preferred Units	(4,388)	(12,187)
Net income (loss) attributable to common unitholders’ interests	$19,185	$(1,246)

Weighted-average common units outstanding – basic	102,535	98,247

Weighted-average common units outstanding – diluted	103,606	98,247

Basic and diluted net income (loss) per common unit	$0.19	$(0.01)

Distributions declared per common unit for respective periods	$0.525	$0.525
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Changes in Partners’ Capital (Deficit)
(in thousands, except per unit amounts)

Common units
Partners’ deficit ending balance, December 31, 2023	$(293,285)
Distributions and DERs, $0.525 per unit	(54,098)
Issuance of common units under the DRIP	440
Unit-based compensation for equity-classified awards	78
Exercise and conversion of Preferred Units into common units	38,108
Net income attributable to common unitholders’ interests	19,185
Partners’ deficit ending balance, March 31, 2024	$(289,572)

	Common units	Warrants	Total
Partners’ capital (deficit) ending balance, December 31, 2022	$(125,111)	$8,812	$(116,299)
Distributions and DERs, $0.525 per unit	(51,602)	—	(51,602)
Issuance of common units under the DRIP	617	—	617
Unit-based compensation for equity-classified awards	69	—	69
Net loss attributable to common unitholders’ interests	(1,246)	—	(1,246)
Partners’ capital (deficit) ending balance, March 31, 2023	$(177,273)	$8,812	$(168,461)
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$23,573	$10,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,251	59,486
Amortization of debt issuance costs	1,995	1,822
Unit-based compensation expense	7,769	6,779
Deferred income tax expense (benefit)	60	(15)
Loss (gain) on disposition of assets	1,254	(376)
Loss on extinguishment of debt	4,966	—
Change in fair value of derivative instrument	(6,349)	—
Impairment of compression equipment	—	1,191
Changes in assets and liabilities:
Accounts receivable and related-party receivables, net	(6,257)	3,420
Inventories	(30,979)	(13,328)
Prepaid expenses and other current assets	8	(350)
Other assets	1,100	1,177
Accounts payable	94	454
Accrued liabilities and deferred revenue	3,792	(28,863)
Other liabilities	1,640	—
Net cash provided by operating activities	65,917	42,338
Cash flows from investing activities:
Capital expenditures, net	(98,613)	(41,397)
Proceeds from disposition of property and equipment	40	536
Net cash used in investing activities	(98,573)	(40,861)
Cash flows from financing activities:
Proceeds from long-term borrowings	325,062	266,470
Proceeds from issuance of senior notes	1,000,000	—
Repayments of long-term borrowings	(460,770)	(203,338)
Investments in government securities in connection with legal defeasance of the Senior Notes 2026	(748,764)	—
Cash distributions on common units	(54,644)	(52,093)
Cash distributions on Preferred Units	(11,212)	(12,187)
Deferred financing costs	(16,863)	(251)
Other	(156)	(107)
Net cash provided by (used in) financing activities	32,653	(1,506)
Decrease in cash and cash equivalents	(3)	(29)
Cash and cash equivalents, beginning of period	11	35
Cash and cash equivalents, end of period	$8	$6

See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)

Supplemental cash flow information:
Cash paid for interest, net of capitalized amounts	$44,739	$63,167
Supplemental non-cash transactions:
Non-cash distributions to certain common unitholders (DRIP)	$440	$617
Transfers from inventories to property and equipment, net	$16,010	$10,636
Changes in capital expenditures included in accounts payable and accrued liabilities	$(4,740)	$2,922
Changes in financing costs included in accounts payable and accrued liabilities	$1,486	$134
Exercise and conversion of Preferred Units into common units	$38,108	$—
Government securities transferred in connection with the legal defeasance of the Senior Notes 2026	$748,764	$—
Legal defeasance of Senior Notes 2026	$725,000	$—
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
In the opinion of our management, financial information presented herein reflects all normal recurring adjustments necessary for the fair presentation of these interim unaudited condensed consolidated financial statements in accordance with GAAP. Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with SEC rules and regulations. Therefore, these interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2023, filed on February 13, 2024 (our “2023 Annual Report”).
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
Capitalized interest is calculated by multiplying our monthly effective interest rate on outstanding variable-rate indebtedness by the amount of qualifying costs, which include upfront payments to acquire certain compression units. Capitalized interest was $35 thousand and $0.3 million for the three months ended March 31, 2024 and 2023, respectively.
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
Refer to Note 5 for more detailed information about impairment charges during the three months ended March 31, 2024 and 2023.
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
As of March 31, 2024, and December 31, 2023, our financial instruments primarily consisted of cash and cash equivalents, trade accounts receivable, trade accounts payable, a derivative instrument, and long-term debt. The book values of cash and cash equivalents, trade accounts receivable, and trade accounts payable are representative of fair value due to their short-term maturities. Our revolving credit facility applies floating interest rates to amounts drawn under the facility; therefore, the carrying amount of our revolving credit facility approximates its fair value.
The fair value of our Senior Notes 2026, Senior Notes 2027, and Senior Notes 2029 were estimated using quoted prices in inactive markets and are considered Level 2 measurements. The following table summarizes the aggregate principal amount and fair value of our Senior Notes 2026, Senior Notes 2027, and Senior Notes 2029 (in thousands):

	March 31, 2024	December 31, 2023
Senior Notes 2026, aggregate principal	$—	$725,000
Fair value of Senior Notes 2026	—	720,621
Senior Notes 2027, aggregate principal	750,000	750,000
Fair value of Senior Notes 2027	750,000	737,963
Senior Notes 2029, aggregate principal	1,000,000	—
Fair value of Senior Notes 2029	1,010,000	—

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

	March 31, 2024	December 31, 2023
Interest-rate swap	$7,553	$1,204
Refer to Note 7 below for additional information on the interest-rate swap.
Operating Segment
We operate in a single business segment, the compression services business.
(3) Trade Accounts Receivable
The allowance for credit losses, which was $2.3 million at both March 31, 2024 and December 31, 2023, represents our best estimate of the amount of probable credit losses included within our existing accounts receivable balance.
(4)  Inventories
Components of inventories are as follows (in thousands):

	March 31, 2024	December 31, 2023
Serialized parts	$71,656	$59,901
Non-serialized parts	57,667	54,827
Total inventories	$129,323	$114,728
(5)  Property and Equipment and Identifiable Intangible Assets
Property and Equipment
Property and equipment consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Compression and treating equipment	$3,993,791	$3,902,115
Computer equipment	34,125	33,456
Automobiles and vehicles	50,832	46,395
Leasehold improvements	9,432	9,414
Buildings	3,935	3,464
Furniture and fixtures	875	868
Land	77	77
Total property and equipment, gross	4,093,067	3,995,789
Less: accumulated depreciation and amortization	(1,801,914)	(1,758,164)
Total property and equipment, net	$2,291,153	$2,237,625
Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Compression and treating equipment, acquired new	25 years
Compression and treating equipment, acquired used	5 - 25 years
Furniture and fixtures	3 - 10 years
Vehicles and computer equipment	1 - 10 years
Buildings	5 years
Leasehold improvements	5 years

Depreciation expense on property and equipment and loss (gain) on disposition of assets were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Depreciation expense	$55,906	$52,141
Loss (gain) on disposition of assets	1,254	(376)
On a quarterly basis, we evaluate the future deployment of our idle fleet assets under current market conditions. For the three months ended March 31, 2023, we retired six compression units representing approximately 8,700 of aggregate horsepower that previously were used to provide compression services in our business. As a result, we recorded an impairment of compression equipment of $1.2 million for the three months ended March 31, 2023.
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
No impairment of compression equipment was recorded for the three months ended March 31, 2024.
Identifiable Intangible Assets
Identifiable intangible assets, net consisted of the following (in thousands):

	Customer Relationships	Trade Names	Total
Net balance as of December 31, 2023	$224,639	$21,013	$245,652
Amortization expense	(6,526)	(819)	(7,345)
Net balance as of March 31, 2024	$218,113	$20,194	$238,307
Accumulated amortization of intangible assets was $312.4 million and $305.0 million as of March 31, 2024 and December 31, 2023, respectively.
(6)  Other Current Liabilities
Components of other current liabilities included the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued interest expense	$8,784	$31,960
Accrued unit-based compensation liability	28,600	21,896
Accrued capital expenditures	8,932	13,672
(7) Derivative Instrument
As of March 31, 2024 and December 31, 2023, we had an interest-rate swap outstanding to manage interest-rate risk associated with the floating-rate Credit Agreement. The interest-rate swap’s notional principal amount is $700 million and has a termination date of December 31, 2025. Under the interest-rate swap, we pay a fixed interest rate of 3.9725% and receive floating interest-rate payments that are indexed to the one-month SOFR.
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

The following table summarizes the location and fair value of our derivative instrument on our unaudited condensed consolidated balance sheets (in thousands):

	Assets		Liabilities
Balance Sheet Classification	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Derivative instrument	$7,172	$5,670	$—	$—
Derivative instrument, long term	381	—	—	4,466
The following table summarizes the location and amounts recognized related to our derivative instrument within our unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
Income Statement Classification	2024	2023
Gain on derivative instrument	$8,771	$—
(8)  Debt Obligations
Our debt obligations, of which there is no current portion, consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Senior Notes 2026, aggregate principal	$—	$725,000
Senior Notes 2027, aggregate principal	750,000	750,000
Senior Notes 2029, aggregate principal	1,000,000	—
Less: deferred financing costs, net of amortization	(23,575)	(10,725)
Total senior notes, net	1,726,425	1,464,275
Revolving credit facility	736,105	871,813
Total long-term debt, net	$2,462,530	$2,336,088
Revolving Credit Facility
The Credit Agreement matures on December 8, 2026. The Credit Agreement has an aggregate commitment of $1.6 billion (subject to availability under our borrowing base). The Partnership’s obligations under the Credit Agreement are guaranteed by the guarantors party to the Credit Agreement, which currently consists of all of the Partnership’s subsidiaries. In addition, under the Credit Agreement the Partnership’s Secured Obligations (as defined therein) are secured by: (i) substantially all of the Partnership’s assets and substantially all of the assets of the guarantors party to the Credit Agreement, excluding real property and other customary exclusions; and (ii) all of the equity interests of the Partnership’s U.S. restricted subsidiaries (subject to customary exceptions).
As of March 31, 2024, we had outstanding borrowings under the Credit Agreement of $736.1 million and, after accounting for outstanding letters of credit in the amount of $0.5 million, $863.4 million of remaining unused availability, of which, due to restrictions related to compliance with the applicable financial covenants, $429.3 million was available to be drawn. Our weighted-average interest rate in effect for all borrowings under the Credit Agreement for the three months ended March 31, 2024, was 7.99%, and our weighted-average interest rate under the Credit Agreement as of March 31, 2024, was 8.00%. We pay an annualized commitment fee of 0.375% on the unused portion of the aggregate commitment.
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
As of March 31, 2024, we were in compliance with all of our covenants under the Credit Agreement. For purposes of the above covenants, EBITDA is calculated as set forth in the Credit Agreement.
The Credit Agreement is a “revolving credit facility” that includes a lockbox arrangement, whereby remittances from customers are made to a bank account controlled by the administrative agent. While we are not required by the terms of the Credit Agreement to use these customer remittances to reduce borrowings under the facility unless certain events of default occur under the Credit Agreement or unused availability under the facility is reduced below $70 million, we have in the past routinely applied such remittances to reduce borrowings under the facility.
Issuance of Senior Notes 2029
On March 18, 2024, the Partnership and Finance Corp co-issued the Senior Notes 2029, a $1.0 billion aggregate principal amount of senior notes that will mature on March 15, 2029. The Senior Notes 2029 accrue interest from March 18, 2024 at the rate of 7.125% per year. Interest on the Senior Notes 2029 is payable semi-annually in arrears on each of March 15 and September 15, commencing on September 15, 2024.
At any time prior to March 15, 2026, we may redeem up to 40% of the aggregate principal amount of the Senior Notes 2029 at a redemption price equal to 107.125% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, in an amount not greater than the net cash proceeds from one or more equity offerings, provided that at least 60% of the aggregate principal amount of the Senior Notes 2029 remains outstanding immediately after the occurrence of such redemption (excluding Senior Notes 2029 held by us and our subsidiaries) and redemption occurs within 180 days of the date of the closing of such equity offering.
Prior to March 15, 2026, we may redeem all or a part of the Senior Notes 2029 at a redemption price equal to the sum of (i) the principal amount thereof, plus (ii) a make-whole premium at the redemption date and accrued and unpaid interest, if any, to the redemption date.
On or after March 15, 2026, we may redeem all or a part of the Senior Notes 2029 at redemption prices (expressed as percentages of the principal amount) set forth below, plus accrued and unpaid interest, if any, to the applicable redemption date, if redeemed during the twelve-month period beginning on March 15 of the years indicated below:

Year	Percentages
2026	103.563%
2027	101.781%
2028 and thereafter	100.000%
If we experience a change of control followed by a ratings decline, which ratings decline is caused by the applicable change of control event, unless we have previously exercised, or concurrently exercise, our right to redeem the Senior Notes 2029 (as described above), we may be required to offer to repurchase the Senior Notes 2029 at a purchase price equal to 101% of the principal amount repurchased, plus accrued and unpaid interest, if any, to the repurchase date.
In connection with issuing the Senior Notes 2029, we incurred certain issuance costs in the amount of $18.2 million, which are amortized over the expected term of the Senior Notes 2029.
The indenture governing the Senior Notes 2029 (the “2029 Indenture”) contains certain financial covenants that we must comply with in order to make certain restricted payments as described in the 2029 Indenture. As of March 31, 2024, we were in compliance with such financial covenants under the 2029 Indenture.
The Senior Notes 2029 are fully and unconditionally guaranteed (the “2029 Guarantees”), jointly and severally, on a senior unsecured basis by all of our existing subsidiaries (other than Finance Corp), and will be fully and unconditionally guaranteed, jointly and severally, by each of our future restricted subsidiaries that either borrows under, or guarantees, the Credit Agreement or guarantees certain of our other indebtedness (collectively, the “Guarantors”). The Senior Notes 2029 and the 2029 Guarantees are general unsecured obligations and rank equally in right of payment with all of the Guarantors’, Finance Corp’s, and our existing and future senior indebtedness and senior to the Guarantors’, Finance Corp’s, and our future subordinated indebtedness, if any. The Senior Notes 2029 and the 2029 Guarantees effectively are subordinated in right of payment to all of the Guarantors’, Finance Corp’s, and our existing and future secured debt, including debt under the Credit Agreement and guarantees thereof, to the extent of the value of the assets securing such debt, and are structurally subordinate to all indebtedness of any of our subsidiaries that do not guarantee the Senior Notes 2029.
Redemption of Senior Notes 2026
On March 18, 2024, in connection with the issuance of the Senior Notes 2029, the Senior Notes 2026, which had a maturity date of April 1, 2026, and an aggregate outstanding principal balance of $725.0 million at such time, were satisfied and discharged under the Indenture governing the Senior Notes 2026, which constituted a legal defeasance under GAAP (the “Defeasance”).
The Defeasance required a cash outlay in the net amount of $748.8 million, which was used to purchase U.S. government securities. These securities generated sufficient cash upon maturity to fund interest payments on the Senior Notes 2026 occurring between the effective date of the Defeasance through April 4, 2024, when the Senior Notes 2026 were redeemed at par, as well as fund the redemption of the Senior Notes 2026 in full. As a result of the Defeasance, we recognized a loss on early extinguishment of debt of $5.0 million for the three months ended March 31, 2024, which represents the write-off of deferred financing costs of $4.3 million and the difference between (i) the purchase price of U.S. government securities of $748.8 million and (ii) the aggregate outstanding principal balance and accrued interest of the Senior Notes 2026 of $748.1 million at the time of Defeasance.
Senior Notes 2027
On March 7, 2019, the Partnership and Finance Corp co-issued the Senior Notes 2027. The Senior Notes 2027 mature on September 1, 2027, and accrue interest at the rate of 6.875% per year. Interest on the Senior Notes 2027 is payable semi-annually in arrears on each of March 1 and September 1.
The indenture governing the Senior Notes 2027 (the “2027 Indenture”) contains certain financial covenants that we must comply with in order to make certain restricted payments as described in the 2027 Indenture. As of March 31, 2024, we were in compliance with such financial covenants under the 2027 Indenture.
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
(9)  Preferred Units
The Preferred Units have a face value of $1,000 and rank senior to our common units with respect to distributions and liquidation rights. The holders of the Preferred Units are entitled to receive cumulative quarterly cash distributions equal to $24.375 per Preferred Unit.
The change in Preferred Units outstanding was as follows:

Preferred Units Outstanding
Number of Preferred Units outstanding, December 31, 2023	500,000
Exercise and conversion of Preferred Units into common units	(40,000)
Number of Preferred Units outstanding, March 31, 2024	460,000

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
April 2024 Conversion
On April 1, 2024, the holders of the Preferred Units elected to convert 280,000 Preferred Units into 13,991,954 common units. These Preferred Units were converted into common units and, for our first-quarter 2024 distribution, the holders received the common unit distribution of $0.525 on the 13,991,954 common units in lieu of the Preferred Unit distribution of $24.375 on the converted 280,000 Preferred Units.
Cash Distributions
We have declared and paid per-unit quarterly cash distributions to the holders of the Preferred Units of record as follows:

Payment Date	Distribution per Preferred Unit
February 3, 2023	$24.375
May 5, 2023	24.375
August 4, 2023	24.375
November 3, 2023	24.375
Total 2023 distributions	$97.50

February 2, 2024	$24.375
Announced Quarterly Distribution
On April 11, 2024, we declared a cash distribution of $24.375 per unit on our Preferred Units. The distribution was paid on May 3, 2024, to the holders of the Preferred Units of record as of the close of business on April 22, 2024.
Changes in the Preferred Units’ balance are as follows (in thousands):

Preferred Units
Balance as of December 31, 2023	$476,334
Net income allocated to Preferred Units	4,388
Cash distributions on Preferred Units	(11,212)
Exercise and conversion of Preferred Units into common units	(38,108)
Balance as of March 31, 2024	$431,402

(10) Partners’ Deficit
Common Units
The changes in common units outstanding were as follows:

Common Units Outstanding
Number of common units outstanding, December 31, 2023	100,986,011
Issuance of common units under the DRIP	17,050
Exercise and conversion of Preferred Units into common units	1,998,850
Number of common units outstanding, March 31, 2024	103,001,911
As of March 31, 2024, Energy Transfer held 46,056,228 common units, including 8,000,000 common units held by the General Partner and controlled by Energy Transfer.
Cash Distributions
We have declared and paid per-unit quarterly distributions to our limited partner unitholders of record, including holders of our common and phantom units, as follows (dollars in millions, except distribution per unit):

Payment Date	Distribution per Limited Partner Unit	Amount Paid to Common Unitholders	Amount Paid to Phantom Unitholders	Total Distribution
February 3, 2023	$0.525	$51.6	$1.1	$52.7
May 5, 2023	0.525	51.6	1.1	52.7
August 4, 2023	0.525	51.6	1.2	52.8
November 3, 2023	0.525	51.6	1.1	52.7
Total 2023 distributions	$2.10	$206.4	$4.5	$210.9

February 2, 2024	$0.525	$54.1	$1.0	$55.1
Announced Quarterly Distribution
On April 11, 2024, we announced a cash distribution of $0.525 per unit on our common units. The distribution was paid on May 3, 2024, to common unitholders of record as of the close of business on April 22, 2024.
DRIP
During the three months ended March 31, 2024, distributions of $0.4 million were reinvested under the DRIP resulting in the issuance of 17,050 common units.
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

For the three months ended March 31, 2024, approximately 1,071,000 incremental unvested phantom units represent the difference between our basic and diluted weighted-average common units outstanding.
For the three months ended March 31, 2023, approximately 1,058,000 and 477,000 incremental unvested phantom units and “in the money” then-outstanding warrants, respectively, were excluded from the calculation of diluted income (loss) per unit because the impact was anti-dilutive.
(11) Revenue Recognition
Disaggregation of Revenue
The following table disaggregates our revenue by type of service (in thousands):

	Three Months Ended March 31,
	2024	2023
Contract operations revenue	$223,780	$193,142
Retail parts and services revenue	5,496	3,982
Total revenues	$229,276	$197,124
The following table disaggregates our revenue by timing of provision of services or transfer of goods (in thousands):

	Three Months Ended March 31,
	2024	2023
Services provided over time:
Primary term	$190,433	$148,726
Month-to-month	33,347	44,416
Total services provided over time	223,780	193,142
Services provided or goods transferred at a point in time	5,496	3,982
Total revenues	$229,276	$197,124
Deferred Revenue
We record deferred revenue when cash payments are received or due in advance of our performance. Components of deferred revenue were as follows (in thousands):

	Balance sheet location	March 31, 2024	December 31, 2023
Current (1)	Deferred revenue	$65,467	$62,589
Noncurrent	Other liabilities	5,193	6,000
Total		$70,660	$68,589
________________________________
(1)We recognized $57.3 million of revenue during the three months ended March 31, 2024 related to our deferred revenue balance as of December 31, 2023.
Performance Obligations
As of March 31, 2024, the aggregate amount of transaction price allocated to unsatisfied performance obligations related to our contract operations revenue was $1.1 billion. We expect to recognize these remaining performance obligations as follows (in thousands):

	2024 (remainder)	2025	2026	2027	Thereafter	Total
Remaining performance obligations	$468,125	$328,825	$171,829	$102,510	$50,994	$1,122,283

(12) Transactions with Related Parties
We provide natural gas compression and treating services to entities affiliated with Energy Transfer, which as of March 31, 2024, owned approximately 45% of our limited partner interests and 100% of the General Partner.
Revenue recognized from those entities affiliated with Energy Transfer on our unaudited condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Related-party revenues	$5,712	$4,707
We had approximately $1.0 million and $0 of related-party receivables on our unaudited condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively, from those entities affiliated with Energy Transfer.
(13) Commitments and Contingencies
(a)Major Customers
One customer accounted for approximately 13% of total revenues for the three months ended March 31, 2024. No customer accounted for 10% or more of total revenues for the three months ended March 31, 2023.
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
We currently are protesting certain assessments made by the Oklahoma Tax Commission (“OTC”). We believe it is reasonably possible that we could incur losses related to this assessment. Whether, and to what extent, we incur losses depends on whether the administrative law judge assigned by the OTC accepts or rejects our position that the transactions are not taxable and, if rejected, whether we ultimately lose any and all subsequent legal challenges to such determination. We estimate that the range of losses we could incur is from $0 to approximately $27.6 million, including penalties and interest.
Our U.S. federal income tax returns for the years 2019 and 2020 currently are under examination by the Internal Revenue Service (“IRS”). The IRS has issued preliminary partnership examination changes, along with imputed underpayment computations, for the 2019 and 2020 tax years. Under the Bipartisan Budget Act of 2015, there are several procedural steps, including an appeals process, to complete before a final imputed underpayment, if any, is determined. Based on discussions with the IRS, we estimate a potential range of loss from a final imputed underpayment of $0 to approximately $26.9 million, including interest, for potential adjustments resulting from the IRS examinations. Once a final partnership imputed underpayment, if any, is determined, our General Partner may elect to either pay the imputed underpayment (including any applicable penalties and interest) directly to the IRS or, if eligible, issue a revised information statement to each unitholder, and former unitholder, with respect to an audited and adjusted return.
(d)Equipment Purchase Commitments
Our future capital commitments are comprised of binding commitments under purchase orders for new compression units ordered but not received. The commitments as of March 31, 2024, were $5.9 million, all of which is expected to be settled within the second quarter of 2024.
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
(14) Recent Accounting Pronouncements
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
In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 improves and enhances reportable segment disclosure requirements, including new disclosures related to significant segment expenses. The amendments in this update are effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024, with early adoption permitted. ASU 2023-07 is to be applied on a retrospective basis. We are currently evaluating the impact, if any, of the amendments to ASU 2023-07 on our consolidated financial statements.

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
Known material factors that could cause our actual results to differ from those represented within these forward-looking statements are described in Part I, Item 1A “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2023, filed on February 13, 2024 (our “2023 Annual Report”), as well as our subsequent filings with the SEC. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:
•changes in economic conditions of the crude oil and natural gas industries, including any impact from the ongoing military conflict involving Russia and Ukraine or the conflict in the Middle East;
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

	Three Months Ended March 31,		Increase
	2024	2023	(Decrease)
Fleet horsepower (at period end) (1)	3,833,715	3,725,111	2.9%
Total available horsepower (at period end) (2)	3,858,500	3,872,611	(0.4)%
Revenue-generating horsepower (at period end) (3)	3,497,457	3,260,535	7.3%
Average revenue-generating horsepower (4)	3,473,007	3,241,296	7.1%
Average revenue per revenue-generating horsepower per month (5)	$19.96	$18.19	9.7%
Revenue-generating compression units (at period end)	4,249	4,170	1.9%
Average horsepower per revenue-generating compression unit (6)	819	780	5.0%
Horsepower utilization (7):
At period end	94.8%	92.7%	2.1%
Average for the period (8)	94.8%	92.6%	2.2%
________________________________
(1)Fleet horsepower is horsepower for compression units that have been delivered to us (and excludes units on order). As of March 31, 2024, we had 5,000 large horsepower on order for delivery, all of which was delivered in April 2024.
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
(7)Horsepower utilization is calculated as (i) the sum of (a) revenue-generating horsepower, (b) horsepower in our fleet that is under contract but is not yet generating revenue, and (c) horsepower not yet in our fleet that is under contract but not yet generating revenue and that is subject to a purchase order, divided by (ii) total available horsepower less idle horsepower that is under repair. Horsepower utilization based on revenue-generating horsepower and fleet horsepower as of March 31, 2024 and 2023, was 91.2% and 87.5%, respectively.
(8)Calculated as the average utilization for the months in the period based on utilization at the end of each month in the period. Average horsepower utilization based on revenue-generating horsepower and fleet horsepower for the three months ended March 31, 2024 and 2023, was 91.0% and 87.2%, respectively.
The 2.9% increase in fleet horsepower as of March 31, 2024, compared to March 31, 2023, primarily was driven by new compression units added to our fleet to meet incremental demand from customers for our compression services.
The increases in revenue-generating horsepower, revenue-generating compression units, average horsepower per revenue-generating compression unit, horsepower utilization, and horsepower utilization based on revenue-generating horsepower and fleet horsepower as of or for the three months ended March 31, 2024, compared to March 31, 2023, primarily were driven by the addition and deployment of new, and redeployment of existing, large-horsepower compression units due to increased demand for our services commensurate with an overall increase in U.S. oil and gas production levels.
The 9.7% increase in average revenue per revenue-generating horsepower per month for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily was due to higher market-based rates on newly deployed and redeployed compression units, and CPI-based and other market-based price increases on existing customer contracts that occur as market conditions permit.

Financial Results of Operations
Three months ended March 31, 2024, compared to the three months ended March 31, 2023
The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2024	2023	Increase
Revenues:
Contract operations	$218,104	$188,539	15.7%
Parts and service	5,460	3,878	40.8%
Related party	5,712	4,707	21.4%
Total revenues	229,276	197,124	16.3%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	75,072	66,665	12.6%
Depreciation and amortization	63,251	59,486	6.3%
Selling, general, and administrative	22,827	19,101	19.5%
Loss (gain) on disposition of assets	1,254	(376)	*
Impairment of compression equipment	—	1,191	*
Total costs and expenses	162,404	146,067	11.2%
Operating income	66,872	51,057	31.0%
Other income (expense):
Interest expense, net	(46,666)	(39,790)	17.3%
Loss on extinguishment of debt	(4,966)	—	*
Gain on derivative instrument	8,771	—	*
Other	34	24	41.7%
Total other expense	(42,827)	(39,766)	7.7%
Net income before income tax expense	24,045	11,291	113.0%
Income tax expense	472	350	34.9%
Net income	$23,573	$10,941	115.5%
________________________________
*Not meaningful
Contract operations revenue. The $29.6 million increase in contract operations revenue for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily was due to (i) a 9.7% increase in average revenue per revenue-generating horsepower per month, as a result of higher market-based rates on newly deployed and redeployed compression units, and CPI-based and other market-based price increases on existing customer contracts that occur as market conditions permit and (ii) a 7.1% increase in average revenue-generating horsepower as a result of increased demand for our services, commensurate with an overall increase in U.S. oil and gas production levels.
Average revenue per revenue-generating horsepower per month associated with our compression services provided on a month-to-month basis did not differ significantly from the average revenue per revenue-generating horsepower per month associated with our compression services provided under contracts in their primary term during the period.
Parts and service revenue. The $1.6 million increase in parts and service revenue for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily was due to an increase in maintenance work performed on units at customer locations that are outside the scope of our core maintenance activities and that are offered as a convenience, and in directly reimbursable freight and crane charges that are the financial responsibility of the customers. Demand for retail parts and services fluctuates from period to period based on varying customer needs.
Related-party revenue. Related-party revenue was earned through related-party transactions that occur in the ordinary course of business with various affiliated entities of Energy Transfer. The $1.0 million increase in related-party revenue for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily was due to an increase in revenues attributable to natural gas treating services driven by increased demand for these services from these entities.

Cost of operations, exclusive of depreciation and amortization. The $8.4 million increase in cost of operations, exclusive of depreciation and amortization, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily was due to (i) a $5.0 million increase in direct labor costs due to increased headcount associated with increased revenue-generating horsepower and higher employee costs, (ii) a $4.1 million increase in direct expenses, primarily driven by increased spending on fluids and parts resulting from higher costs and increased usage associated with increased revenue-generating horsepower, (iii) a $0.8 million increase in retail parts and service expenses, for which a corresponding increase in parts and service revenue also occurred, (iv) a $0.6 million increase in other indirect expenses primarily due to increased consumption and costs of supplies associated with increased revenue-generating horsepower, partially offset by (v) a $2.5 million decrease in outside maintenance costs due to lower use of third-party labor during the current period.
Depreciation and amortization expense. The $3.8 million increase in depreciation and amortization expense for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily was due to (i) overhauls and major improvements to compression units, (ii) new trucks in our vehicle fleet, and (iii) new compression units placed in service to meet incremental demand from customers.
Selling, general, and administrative expense. The $3.7 million increase in selling, general, and administrative expense for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily was due to (i) a $2.0 million increase in professional fees primarily related to an initiative to improve business performance, (ii) a $1.0 million increase in unit-based compensation expense, attributable to mark-to-market changes to our unit-based compensation liability that occurred as a result of changes to our per-unit trading price as of March 31, 2024, and (iii) a $0.5 million increase in employee-related expenses driven by increased headcount.
Impairment of compression equipment. The $1.2 million impairment of compression equipment for the three months ended March 31, 2023 primarily resulted from our evaluation of the future deployment of our idle fleet under then-current market conditions. The primary circumstances supporting these impairments were: (i) unmarketability of certain compression units into the foreseeable future, (ii) excessive maintenance costs associated with certain fleet assets, and (iii) prohibitive retrofitting costs that likely would prevent certain compression units from securing customer acceptance. These compression units were written down to their estimated salvage values, if any.
As a result of our evaluation during the three months ended March 31, 2023, we retired six compression units representing approximately 8,700 of aggregate horsepower that previously were used to provide compression services in our business.
There was no impairment of compression equipment for the three months ended March 31, 2024.
Interest expense, net. The $6.9 million increase in interest expense, net for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily was due to increased borrowings and higher weighted-average interest rates under the Credit Agreement.
The average outstanding borrowings under the Credit Agreement were $886.9 million and $670.0 million for the three months ended March 31, 2024 and 2023, respectively, and the weighted-average interest rate applicable to borrowings under the Credit Agreement was 7.99% and 7.15% for the three months ended March 31, 2024 and 2023, respectively.
Loss on extinguishment of debt. The $5.0 million loss on extinguishment of debt for the three months ended March 31, 2024 resulted from the satisfaction and discharge of the Senior Notes 2026, which constituted a legal defeasance under GAAP (the “Defeasance”). This loss consists of the write-off of deferred financing costs of $4.3 million and the difference between (i) the purchase price of U.S. government securities of $748.8 million, which were used for the Defeasance, and (ii) the aggregate outstanding principal balance and accrued interest of the Senior Notes 2026 of $748.1 million at the time of Defeasance. For additional information regarding the Defeasance of the Senior Notes 2026, see Note 8 to our unaudited condensed consolidated financial statements under Part I, Item 1 “Financial Statements” of this report.
Gain on derivative instrument. The $8.8 million gain on derivative instrument for the three months ended March 31, 2024, resulted from the increase in fair value of the interest-rate swap due to an increase in the interest-rate forward curve and cash received during the current period. We had no derivative instruments outstanding for the three months ended March 31, 2023.

Other Financial Data
The following table summarizes other financial data for the periods presented (dollars in thousands):

Other Financial Data: (1)	Three Months Ended March 31,				Increase
	2024		2023		(Decrease)
Gross margin	$90,953		$70,973		28.2%
Adjusted gross margin	$154,204		$130,459		18.2%
Adjusted gross margin percentage (2)	67.3%		66.2%		1.1%
Adjusted EBITDA	$139,395		$118,161		18.0%
Adjusted EBITDA percentage (2)	60.8%		59.9%		0.9%
DCF	$86,589		$62,613		38.3%
DCF Coverage Ratio	1.41	x	1.21	x	16.5%
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
Gross margin. The $20.0 million increase in gross margin for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was due to (i) a $32.2 million increase in revenues, offset by (ii) an $8.4 million increase in cost of operations, exclusive of depreciation and amortization, and (iii) a $3.8 million increase in depreciation and amortization.
Adjusted gross margin and Adjusted gross margin percentage. The $23.7 million increase in Adjusted gross margin for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was due to a $32.2 million increase in revenues, offset by an $8.4 million increase in cost of operations, exclusive of depreciation and amortization.
The 1.1% increase in Adjusted gross margin percentage for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily was due to inflation-driven pressures easing within cost of operations, exclusive of depreciation and amortization, and CPI-based and other market-based price increases on customer contracts that occur as market conditions permit.
Adjusted EBITDA and Adjusted EBITDA percentage. The $21.2 million increase in Adjusted EBITDA for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily was due to a $23.7 million increase in Adjusted gross margin, partially offset by a $2.5 million increase in selling, general, and administrative expenses, excluding unit-based compensation expense, transaction expenses, and severance charges.
The 0.9% increase in Adjusted EBITDA percentage for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily was due to inflation-driven pressures easing within cost of operations, exclusive of depreciation and amortization, and CPI-based and other market-based price increases on customer contracts that occur as market conditions permit.
DCF. The $24.0 million increase in DCF for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily was due to (i) a $23.7 million increase in Adjusted gross margin, (ii) a $7.8 million decrease in distributions on Preferred Units following the conversion of 320,000 Preferred Units into 15,990,804 common units during 2024, (iii) a $2.4 million increase in cash received on derivative instrument, partially offset by (iv) a $6.7 million increase in cash interest expense, net, (v) a $2.5 million increase in selling, general, and administrative expenses, excluding unit-based compensation expense, transaction expenses, and severance charges, and (vi) a $0.7 million increase in maintenance capital expenditures. For additional information regarding the conversion of the Preferred Units, see Note 9 to our unaudited condensed consolidated financial statements under Part I, Item 1 “Financial Statements” of this report.
DCF Coverage Ratio. The increase in DCF Coverage Ratio for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was due to the increase in DCF, partially offset by increased distributions due to an increase in the number of common units, largely attributable to the conversion of 320,000 Preferred Units into 15,990,804 common units during 2024 and the conversion of warrants into 2,360,488 common units during 2023.

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
We classify capital expenditures as maintenance or expansion on an individual-asset basis. Over the long term, we expect that our maintenance capital expenditure requirements will continue to increase as the overall size and age of our fleet increases. Our aggregate maintenance capital expenditures for the three months ended March 31, 2024 and 2023, were $5.8 million and $5.0 million, respectively. We currently plan to spend approximately $32.0 million in maintenance capital expenditures for the year 2024, including parts consumed from inventory.
Without giving effect to any equipment that we may acquire pursuant to any future acquisitions, we currently plan to spend between $115.0 million and $125.0 million in expansion capital expenditures for the year 2024. Our expansion capital expenditures for the three months ended March 31, 2024 and 2023, were $104.8 million and $51.2 million, respectively.
As of March 31, 2024, we had binding commitments to purchase $5.9 million worth of additional compression units and serialized parts, all of which is expected to be settled within the next twelve months.
Cash Flows
The following table summarizes our sources and uses of cash for the three months ended March 31, 2024 and 2023, (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$65,917	$42,338
Net cash used in investing activities	(98,573)	(40,861)
Net cash provided by (used in) financing activities	32,653	(1,506)
Net cash provided by operating activities. The $23.6 million increase in net cash provided by operating activities for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily was due to (i) an increase in cash flows from a $23.7 million increase in Adjusted gross margin and (ii) an $18.4 million decrease in cash paid for interest, net of capitalized amounts, driven by the Defeasance of the Senior Notes 2026, partially offset by (iii) a $17.7 million increase in inventory purchases.
Net cash used in investing activities. The $57.7 million increase in net cash used in investing activities for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was due to a $57.2 million increase in capital expenditures, for purchases of new compression units, overhauls and major improvements, and purchases of other equipment, and a $0.5 million decrease in proceeds from disposition of property and equipment.
Net cash provided by (used in) financing activities. The $34.2 million decrease in net cash used in financing activities for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily was due to (i) a $1.0 billion increase in proceeds from issuance of the Senior Notes 2029, partially offset by (ii) a $748.8 million increase in investments in government securities purchased in connection with the Defeasance of the Senior Notes 2026, (iii) a $198.8 million decrease in net borrowings under the Credit Agreement, (iv) a $16.6 million increase in deferred financing costs driven by the issuance of the Senior Notes 2029, and (v) a $2.6 million increase in common unit distributions.
Revolving Credit Facility
As of March 31, 2024, we had outstanding borrowings under the Credit Agreement of $736.1 million and, after accounting for outstanding letters of credit in the amount of $0.5 million, $863.4 million of remaining unused availability, of which, due to restrictions related to compliance with the applicable financial covenants, $429.3 million was available to be drawn. As of March 31, 2024, we were in compliance with all of our covenants under the Credit Agreement.
As of May 2, 2024, we had outstanding borrowings under the Credit Agreement of $782.5 million and outstanding letters of credit of $0.5 million.
For a more detailed description of the Credit Agreement, see Note 8 to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this report and Note 9 to the consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” included in our 2023 Annual Report.
Senior Notes
As of March 31, 2024, we had $750.0 million and $1.0 billion aggregate principal amount outstanding on our Senior Notes 2027 and Senior Notes 2029, respectively.
On March 5, 2024, we provided notice to the holders of our Senior Notes 2026 that, contingent on receipt of the proceeds from the Senior Notes 2029, the Senior Notes 2026 would be redeemed at par on April 4, 2024. On March 18, 2024, utilizing a portion of the proceeds from the Senior Notes 2029, we deposited government securities with the trustee to satisfy and discharge the Senior Notes 2026 under the Indenture governing the notes. This satisfaction and discharge constituted a legal defeasance, or the Defeasance, under GAAP as of March 18, 2024 of the full outstanding principal balance of $725.0 million. The Senior Notes 2026 were redeemed in full at par on April 4, 2024.
The Senior Notes 2027 are due on September 1, 2027, and accrue interest at the rate of 6.875% per year. Interest on the Senior Notes 2027 is payable semi-annually in arrears on each of March 1 and September 1.
The Senior Notes 2029 are due on March 15, 2029, and accrue interest at the rate of 7.125% per year. Interest on the Senior Notes 2029 is payable semi-annually in arrears on each of March 15 and September 15, commencing on September 15, 2024. Net proceeds from the Senior Notes 2029 were used for the Defeasance, with the remainder used to reduce outstanding borrowings under our Credit Agreement.
For more detailed descriptions of the Defeasance, Senior Notes 2027, and Senior Notes 2029, see Note 8 to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this report and, for the Senior Notes 2027, Note 10 to the consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” included in our 2023 Annual Report.
Derivative Instrument
We have an interest-rate swap outstanding to manage interest-rate risk associated with the floating-rate Credit Agreement, see Note 7 to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this report for additional information on this interest-rate swap.

DRIP
During the three months ended March 31, 2024, distributions of $0.4 million were reinvested under the DRIP resulting in the issuance of 17,050 common units. Such distributions are treated as non-cash transactions in the accompanying unaudited condensed consolidated statements of cash flows included under Part I, Item 1 “Financial Statements” of this report.
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
The following table reconciles Adjusted gross margin to gross margin, its most directly comparable GAAP financial measure, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Total revenues	$229,276	$197,124
Cost of operations, exclusive of depreciation and amortization	(75,072)	(66,665)
Depreciation and amortization	(63,251)	(59,486)
Gross margin	$90,953	$70,973
Depreciation and amortization	63,251	59,486
Adjusted gross margin	$154,204	$130,459
Adjusted EBITDA
We define EBITDA as net income (loss) before net interest expense, depreciation and amortization expense, and income tax expense (benefit). We define Adjusted EBITDA as EBITDA plus impairment of compression equipment, impairment of goodwill, interest income on capital leases, unit-based compensation expense (benefit), severance charges, certain transaction expenses, loss (gain) on disposition of assets, loss on extinguishment of debt, loss (gain) on derivative instrument, and other. We view Adjusted EBITDA as one of management’s primary tools for evaluating our results of operations, and we track this item on a monthly basis as an absolute amount and as a percentage of revenue compared to the prior month, year-to-date, prior year, and budget. Adjusted EBITDA is used as a supplemental financial measure by our management and external users of our financial statements, such as investors and commercial banks, to assess:
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

The following table reconciles Adjusted EBITDA to net income and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Net income	$23,573	$10,941
Interest expense, net	46,666	39,790
Depreciation and amortization	63,251	59,486
Income tax expense	472	350
EBITDA	$133,962	$110,567
Unit-based compensation expense (1)	7,769	6,779
Transaction expenses (2)	108	—
Severance charges	107	—
Loss (gain) on disposition of assets	1,254	(376)
Loss on extinguishment of debt (3)	4,966	—
Gain on derivative instrument	(8,771)	—
Impairment of compression equipment (4)	—	1,191
Adjusted EBITDA	$139,395	$118,161
Interest expense, net	(46,666)	(39,790)
Non-cash interest expense	1,995	1,822
Income tax expense	(472)	(350)
Transaction expenses	(108)	—
Severance charges	(107)	—
Cash received on derivative instrument	2,422	—
Other	60	(15)
Changes in operating assets and liabilities	(30,602)	(37,490)
Net cash provided by operating activities	$65,917	$42,338
________________________________
(1)For the three months ended March 31, 2024 and 2023, unit-based compensation expense included $1.0 million and $1.1 million, respectively, of cash payments related to quarterly payments of DERs on outstanding phantom unit awards. The remainder of unit-based compensation expense for all periods was related to non-cash adjustments to the unit-based compensation liability.
(2)Represents certain expenses related to potential and completed transactions and other items. We believe it is useful to investors to exclude these expenses.
(3)This loss on extinguishment of debt is a result of the Defeasance of the Senior Notes 2026. This amount represents the write-off of deferred financing costs of $4.3 million and the difference between (i) the purchase price of U.S. government securities of $748.8 million and (ii) the aggregate outstanding principal balance and accrued interest of the Senior Notes 2026 of $748.1 million at the time of Defeasance.
(4)Represents non-cash charges incurred to decrease the carrying value of long-lived assets with recorded values that are not expected to be recovered through future cash flows.

Distributable Cash Flow
We define DCF as net income (loss) plus non-cash interest expense, non-cash income tax expense (benefit), depreciation and amortization expense, unit-based compensation expense (benefit), impairment of compression equipment, impairment of goodwill, certain transaction expenses, severance charges, loss (gain) on disposition of assets, loss on extinguishment of debt, change in fair value of derivative instrument, proceeds from insurance recovery, and other, less distributions on Preferred Units and maintenance capital expenditures.
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

The following table reconciles DCF to net income and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Net income	$23,573	$10,941
Non-cash interest expense	1,995	1,822
Depreciation and amortization	63,251	59,486
Non-cash income tax expense (benefit)	60	(15)
Unit-based compensation expense (1)	7,769	6,779
Transaction expenses (2)	108	—
Severance charges	107	—
Loss (gain) on disposition of assets	1,254	(376)
Loss on extinguishment of debt (3)	4,966	—
Change in fair value of derivative instrument	(6,349)	—
Impairment of compression equipment (4)	—	1,191
Distributions on Preferred Units (5)	(4,388)	(12,187)
Maintenance capital expenditures (6)	(5,757)	(5,028)
DCF	$86,589	$62,613
Maintenance capital expenditures	5,757	5,028
Transaction expenses	(108)	—
Severance charges	(107)	—
Distributions on Preferred Units	4,388	12,187
Changes in operating assets and liabilities	(30,602)	(37,490)
Net cash provided by operating activities	$65,917	$42,338
________________________________
(1)For the three months ended March 31, 2024 and 2023, unit-based compensation expense included $1.0 million and $1.1 million, respectively, of cash payments related to quarterly payments of DERs on outstanding phantom unit awards. The remainder of unit-based compensation expense for all periods was related to non-cash adjustments to the unit-based compensation liability.
(2)Represents certain expenses related to potential and completed transactions and other items. We believe it is useful to investors to exclude these expenses.
(3)This loss on extinguishment of debt is a result of the Defeasance of the Senior Notes 2026. This amount represents the write-off of deferred financing costs of $4.3 million and the difference between (i) the purchase price of U.S. government securities of $748.8 million and (ii) the aggregate outstanding principal balance and accrued interest of the Senior Notes 2026 of $748.1 million at the time of Defeasance.
(4)Represents non-cash charges incurred to decrease the carrying value of long-lived assets with recorded values that are not expected to be recovered through future cash flows.
(5)During 2024, 320,000 Preferred Units were converted into 15,990,804 common units, all of which occurred on or prior to the distribution record date.
(6)Reflects actual maintenance capital expenditures for the period presented. Maintenance capital expenditures are capital expenditures made to maintain the operating capacity of our assets and extend their useful lives, replace partially or fully depreciated assets, or other capital expenditures that are incurred in maintaining our existing business and related cash flow.
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

The following table summarizes our DCF Coverage Ratio for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2024		2023
DCF	$86,589		$62,613

Distributions for DCF Coverage Ratio (1)	$61,422		$51,585

DCF Coverage Ratio	1.41	x	1.21	x
________________________________
(1)Represents distributions to the holders of our common units as of the record date.
Critical Accounting Estimates
The Partnership’s critical accounting estimates are described in Part II, Item 7 “Critical Accounting Estimates” of our 2023 Annual Report. There have been no material changes to our critical accounting estimates since the date of our 2023 Annual Report.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to any natural gas or crude oil in connection with our rendered services, and accordingly, we do not bear direct exposure to fluctuating commodity prices. However, the demand for our compression services depends on the continued demand for, and production of, natural gas and crude oil. Sustained low natural gas or crude oil prices over the long term could result in a decline in the production of natural gas or crude oil, which could result in reduced demand for our compression services. We do not intend to hedge our indirect exposure to fluctuating commodity prices. A one percent decrease in average revenue-generating horsepower during the three months ended March 31, 2024 would result in an annual decrease of approximately $8.3 million and $5.6 million in our revenue and Adjusted gross margin, respectively. Adjusted gross margin is a non-GAAP financial measure. For a reconciliation of Adjusted gross margin to gross margin, its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” of this report.
Interest Rate Risk
We are exposed to market risk due to variable interest rates under the Credit Agreement.
As of March 31, 2024, we had $736.1 million of variable-rate indebtedness outstanding at a weighted-average interest rate of 8.00%. Based on our March 31, 2024 variable-rate indebtedness outstanding, a one percent increase or decrease, respectively, in the effective interest rate would result in an annual increase or decrease, respectively, in our interest expense of approximately $7.4 million.
For further information regarding our exposure to interest rate fluctuations on our debt obligations, see Note 8 to our unaudited condensed consolidated financial statements under Part I, Item 1 “Financial Statements” of this report.
As of March 31, 2024, we have an interest-rate swap outstanding to manage interest-rate risk associated with the floating-rate Credit Agreement with a notional principal amount of $700 million and a termination date of December 31, 2025. Under the interest-rate swap, we pay a fixed interest rate of 3.9725% and receive floating interest rate payments that are indexed to the one-month SOFR. Based on the fixed interest rate as of March 31, 2024, a one percent increase or decrease in the SOFR interest-rate forward curve would result in an increase or decrease, respectively, in the fair value of this interest-rate swap of $13.0 million, prior to any discount factors or credit valuation adjustments.
For further information regarding our interest-rate swap, see Note 7 to our unaudited condensed consolidated financial statements under Part I, Item 1 “Financial Statements” of this report.
Credit Risk
Our credit exposure generally relates to receivables for services provided. If any significant customer of ours should have credit or financial problems resulting in a delay or failure to pay the amount it owes us, it could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

ITEM 4.    Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024, at the reasonable assurance level.
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
ITEM 1A.    Risk Factors
Security holders and potential investors in our securities should carefully consider the risk factors set forth in Part I, Item 1A “Risk Factors” of our 2023 Annual Report, and in subsequent filings we make with the SEC. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.
ITEM 6.    Exhibits
The following documents are filed, furnished, or incorporated by reference as part of this report:

Exhibit Number	Description
3.1
Certificate of Limited Partnership of USA Compression Partners, LP (incorporated by reference to Exhibit 3.1 to Amendment No. 3 of the Partnership’s registration statement on Form S-1 (Registration No. 333-174803) filed on December 21, 2011)

3.2
Second Amended and Restated Agreement of Limited Partnership of USA Compression Partners, LP (incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on April 6, 2018)

4.1
Indenture, dated as of March 18, 2024 by and among USA Compression Partners, LP, USA Compression Finance Corp., the subsidiary guarantors party thereto and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on March 21, 2024)

4.2	Form of 7.125% Senior Note due 2029 (incorporated by reference to Exhibit 4.2 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on March 21, 2024)
22.1*	List of Subsidiary Guarantors and Co-Issuer
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*
The following materials from USA Compression Partners, LP’s Quarterly Report on Form 10-Q for the three months ended March 31, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) our unaudited condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, (ii) our unaudited condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023, (iii) our unaudited condensed consolidated statements of changes in partners’ capital (deficit) for the three months ended March 31, 2024 and 2023, (iv) our unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023, and (v) the related notes to our unaudited condensed consolidated financial statements.

104*	The cover page from this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, formatted in Inline XBRL (included with Exhibit 101.1)
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

USA COMPRESSION PARTNERS, LP

		By:	USA Compression GP, LLC its General Partner

Date:	May 7, 2024	By:	/s/ G. Tracy Owens
G. Tracy Owens
Vice President of Finance and Chief Accounting Officer (Principal Financial and Accounting Officer)