Form 10-Q
period 2024-06-30
USA Compression Partners, LP
filed 2024-08-06
CIK 1522727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of August 1, 2024, there were 117,007,411 common units outstanding.

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

ii

PART I.  FINANCIAL INFORMATION
ITEM 1.    Financial Statements
USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except unit amounts)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$9	$11
Accounts receivable, net of allowances for credit losses of $2,260 and $2,260, respectively	106,045	95,421
Related-party receivables	140	—
Inventories	131,283	114,728
Derivative instrument	7,178	5,670
Prepaid expenses and other assets	11,120	10,617
Total current assets	255,775	226,447
Property and equipment, net	2,308,587	2,237,625
Lease right-of-use assets	16,252	17,290
Derivative instrument, long term	1,040	—
Identifiable intangible assets, net	230,962	245,652
Other assets	8,989	9,746
Total assets	$2,821,605	$2,736,760
Liabilities, Preferred Units, and Partners’ Deficit
Current liabilities:
Accounts payable	$35,654	$39,781
Accrued liabilities	103,179	85,132
Deferred revenue	65,746	62,589
Total current liabilities	204,579	187,502
Long-term debt, net	2,484,053	2,336,088
Operating lease liabilities	13,401	14,731
Derivative instrument, long term	—	4,466
Other liabilities	11,931	10,924
Total liabilities	2,713,964	2,553,711
Commitments and contingencies
Preferred Units	168,809	476,334
Partners’ deficit:
Common units, 117,007,411 and 100,986,011 units issued and outstanding, respectively	(61,168)	(293,285)
Total liabilities, Preferred Units, and partners’ deficit	$2,821,605	$2,736,760
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Contract operations	$223,643	$196,982	$441,747	$385,521
Parts and service	5,827	4,102	11,287	7,980
Related party	5,843	5,836	11,555	10,543
Total revenues	235,313	206,920	464,589	404,044
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	78,162	69,922	153,234	136,587
Depreciation and amortization	65,313	60,039	128,564	119,525
Selling, general, and administrative	14,173	14,950	37,000	34,051
Loss (gain) on disposition of assets	(18)	309	1,236	(67)
Impairment of compression equipment	311	10,273	311	11,464
Total costs and expenses	157,941	155,493	320,345	301,560
Operating income	77,372	51,427	144,244	102,484
Other income (expense):
Interest expense, net	(48,828)	(42,045)	(95,494)	(81,835)
Loss on extinguishment of debt	—	—	(4,966)	—
Gain on derivative instrument	3,131	14,550	11,902	14,550
Other	26	57	60	81
Total other expense	(45,671)	(27,438)	(88,498)	(67,204)
Net income before income tax expense	31,701	23,989	55,746	35,280
Income tax expense	463	405	935	755
Net income	31,238	23,584	54,811	34,525
Less: distributions on Preferred Units	(4,387)	(12,188)	(8,775)	(24,375)
Net income attributable to common unitholders’ interests	$26,851	$11,396	$46,036	$10,150

Weighted-average common units outstanding – basic	116,849	98,271	109,692	98,259

Weighted-average common units outstanding – diluted	117,972	99,694	110,789	99,738

Basic net income per common unit	$0.23	$0.12	$0.42	$0.10

Diluted net income per common unit	$0.23	$0.11	$0.42	$0.10

Distributions declared per common unit for respective periods	$0.525	$0.525	$1.05	$1.05
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Changes in Partners’ Capital (Deficit)
(in thousands, except per unit amounts)

Common units
Partners’ deficit ending balance, December 31, 2023	$(293,285)
Distributions and DERs, $0.525 per unit	(54,098)
Issuance of common units under the DRIP	440
Unit-based compensation for equity-classified awards	78
Exercise and conversion of Preferred Units into common units	38,108
Net income attributable to common unitholders’ interests	19,185
Partners’ deficit ending balance, March 31, 2024	(289,572)
Distributions and DERs, $0.525 per unit	(61,453)
Issuance of common units under the DRIP	331
Unit-based compensation for equity-classified awards	83
Exercise and conversion of Preferred Units into common units	262,592
Net income attributable to common unitholders’ interests	26,851
Partners’ deficit ending balance, June 30, 2024	$(61,168)

	Common units	Warrants	Total
Partners’ capital (deficit) ending balance, December 31, 2022	$(125,111)	$8,812	$(116,299)
Distributions and DERs, $0.525 per unit	(51,602)	—	(51,602)
Issuance of common units under the DRIP	617	—	617
Unit-based compensation for equity-classified awards	69	—	69
Net loss attributable to common unitholders’ interests	(1,246)	—	(1,246)
Partners’ capital (deficit) ending balance, March 31, 2023	(177,273)	8,812	(168,461)
Distributions and DERs, $0.525 per unit	(51,617)	—	(51,617)
Issuance of common units under the DRIP	423	—	423
Unit-based compensation for equity-classified awards	69	—	69
Net income attributable to common unitholders’ interests	11,396	—	11,396
Partners’ capital (deficit) ending balance, June 30, 2023	$(217,002)	$8,812	$(208,190)
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$54,811	$34,525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128,564	119,525
Amortization of debt issuance costs	4,252	3,641
Unit-based compensation expense	8,331	9,628
Deferred income tax expense	97	19
Loss (gain) on disposition of assets	1,236	(67)
Loss on extinguishment of debt	4,966	—
Change in fair value of derivative instrument	(7,014)	(13,334)
Impairment of compression equipment	311	11,464
Changes in assets and liabilities:
Accounts receivable and related-party receivables, net	(10,764)	(5,811)
Inventories	(59,941)	(31,818)
Prepaid expenses and other current assets	(503)	(1,364)
Other assets	1,503	2,148
Accounts payable	557	583
Accrued liabilities and deferred revenue	35,022	1,070
Other liabilities	1,230	—
Net cash provided by operating activities	162,658	130,209
Cash flows from investing activities:
Capital expenditures, net	(147,150)	(106,402)
Proceeds from disposition of property and equipment	435	1,093
Net cash used in investing activities	(146,715)	(105,309)
Cash flows from financing activities:
Proceeds from long-term borrowings	582,530	511,766
Proceeds from issuance of senior notes	1,000,000	—
Repayments of long-term borrowings	(698,102)	(407,283)
Investments in government securities in connection with legal defeasance of the Senior Notes 2026	(748,764)	—
Cash distributions on common units	(116,748)	(104,407)
Cash distributions on Preferred Units	(15,600)	(24,375)
Deferred financing costs	(18,579)	(379)
Other	(682)	(226)
Net cash used in financing activities	(15,945)	(24,904)
Decrease in cash and cash equivalents	(2)	(4)
Cash and cash equivalents, beginning of period	11	35
Cash and cash equivalents, end of period	$9	$31

See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)

Supplemental cash flow information:
Cash paid for interest, net of capitalized amounts	$60,860	$78,181
Cash paid for income taxes	1,152	887
Supplemental non-cash transactions:
Non-cash distributions to certain common unitholders (DRIP)	$771	$1,040
Transfers from inventories to property and equipment, net	43,012	24,053
Changes in capital expenditures included in accounts payable and accrued liabilities	(4,189)	1,125
Changes in financing costs included in accounts payable and accrued liabilities	(96)	6
Exercise and conversion of Preferred Units into common units	300,700	—
Government securities transferred in connection with the legal defeasance of the Senior Notes 2026	748,764	—
Legal defeasance of Senior Notes 2026	725,000	—
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
In the opinion of our management, financial information presented herein reflects all normal recurring adjustments necessary for the fair presentation of these interim unaudited condensed consolidated financial statements in accordance with GAAP. Operating results for the three and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with SEC rules and regulations. Therefore, these interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2023, filed on February 13, 2024 (our “2023 Annual Report”).
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
Capitalized interest is calculated by multiplying our monthly effective interest rate on outstanding variable-rate indebtedness by the amount of qualifying costs, which include upfront payments to acquire certain compression units. Capitalized interest was $21 thousand and $56 thousand for the three and six months ended June 30, 2024, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2023, respectively.
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
Refer to Note 5 for more detailed information about impairment charges during the three and six months ended June 30, 2024 and 2023.
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
As of June 30, 2024, and December 31, 2023, our financial instruments primarily consisted of cash and cash equivalents, trade accounts receivable, trade accounts payable, a derivative instrument, and long-term debt. The book values of cash and cash equivalents, trade accounts receivable, and trade accounts payable are representative of fair value due to their short-term maturities. Our revolving credit facility applies floating interest rates to amounts drawn under the facility; therefore, the carrying amount of our revolving credit facility approximates its fair value.
The fair value of our Senior Notes 2026, Senior Notes 2027, and Senior Notes 2029 were estimated using quoted prices in inactive markets and are considered Level 2 measurements. The following table summarizes the aggregate principal amount and fair value of our Senior Notes 2026, Senior Notes 2027, and Senior Notes 2029 (in thousands):

	June 30, 2024	December 31, 2023
Senior Notes 2026, aggregate principal	$—	$725,000
Fair value of Senior Notes 2026	—	720,621
Senior Notes 2027, aggregate principal	750,000	750,000
Fair value of Senior Notes 2027	750,000	737,963
Senior Notes 2029, aggregate principal	1,000,000	—
Fair value of Senior Notes 2029	1,003,750	—

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

	June 30, 2024	December 31, 2023
Interest-rate swap	$8,218	$1,204
Refer to Note 7 below for additional information on the interest-rate swap.
Operating Segment
We operate in a single business segment, the compression services business.
(3) Trade Accounts Receivable
The allowance for credit losses, which was $2.3 million at both June 30, 2024 and December 31, 2023, represents our best estimate of the amount of probable credit losses included within our existing accounts receivable balance.
(4)  Inventories
Components of inventories are as follows (in thousands):

	June 30, 2024	December 31, 2023
Serialized parts	$68,776	$59,901
Non-serialized parts	62,507	54,827
Total inventories	$131,283	$114,728
(5)  Property and Equipment and Identifiable Intangible Assets
Property and Equipment
Property and equipment consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Compression and treating equipment	$4,061,436	$3,902,115
Automobiles and vehicles	52,934	46,395
Computer equipment	34,946	33,456
Leasehold improvements	9,450	9,414
Buildings	3,935	3,464
Furniture and fixtures	897	868
Land	77	77
Total property and equipment, gross	4,163,675	3,995,789
Less: accumulated depreciation and amortization	(1,855,088)	(1,758,164)
Total property and equipment, net	$2,308,587	$2,237,625
Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Compression and treating equipment, acquired new	25 years
Compression and treating equipment, acquired used	5 - 25 years
Furniture and fixtures	3 - 10 years
Vehicles and computer equipment	1 - 10 years
Buildings	5 years
Leasehold improvements	5 years

Depreciation expense on property and equipment and loss (gain) on disposition of assets were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Depreciation expense	$57,968	$52,694	$113,874	$104,835
Loss (gain) on disposition of assets	(18)	309	1,236	(67)
On a quarterly basis, we evaluate the future deployment of our idle fleet assets under current market conditions.
For the three and six months ended June 30, 2024, we retired two compression units representing approximately 1,300 of aggregate horsepower that previously were used to provide compression services in our business. As a result, we recorded an impairment of compression equipment of $0.3 million for the three and six months ended June 30, 2024.
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
Identifiable Intangible Assets
Identifiable intangible assets, net consisted of the following (in thousands):

	Customer Relationships	Trade Names	Total
Net balance as of December 31, 2023	$224,639	$21,013	$245,652
Amortization expense	(13,052)	(1,638)	(14,690)
Net balance as of June 30, 2024	$211,587	$19,375	$230,962
Accumulated amortization of intangible assets was $319.7 million and $305.0 million as of June 30, 2024 and December 31, 2023, respectively.
(6)  Other Current Liabilities
Components of other current liabilities included the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued interest expense	$39,240	$31,960
Accrued unit-based compensation liability	28,098	21,896
Accrued capital expenditures	9,483	13,672
(7) Derivative Instrument
As of June 30, 2024 and December 31, 2023, we had an interest-rate swap outstanding to manage interest-rate risk associated with the floating-rate Credit Agreement. The interest-rate swap’s notional principal amount is $700 million and has a termination date of December 31, 2025. Under the interest-rate swap, we pay a fixed interest rate of 3.9725% and receive floating interest-rate payments that are indexed to the one-month SOFR.
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

The following table summarizes the location and fair value of our derivative instrument on our unaudited condensed consolidated balance sheets (in thousands):

	Assets		Liabilities
Balance Sheet Classification	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Derivative instrument	$7,178	$5,670	$—	$—
Derivative instrument, long term	1,040	—	—	4,466
The following table summarizes the location and amounts recognized related to our derivative instrument within our unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Classification	2024	2023	2024	2023
Gain on derivative instrument	$3,131	$14,550	$11,902	$14,550
(8)  Debt Obligations
Our debt obligations, of which there is no current portion, consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Senior Notes 2026, aggregate principal	$—	$725,000
Senior Notes 2027, aggregate principal	750,000	750,000
Senior Notes 2029, aggregate principal	1,000,000	—
Less: deferred financing costs, net of amortization	(22,188)	(10,725)
Total senior notes, net	1,727,812	1,464,275
Revolving credit facility	756,241	871,813
Total long-term debt, net	$2,484,053	$2,336,088
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
As of June 30, 2024, we had outstanding borrowings under the Credit Agreement of $756.2 million and, after accounting for outstanding letters of credit in the amount of $0.5 million, $843.3 million of remaining unused availability, of which, due to restrictions related to compliance with the applicable financial covenants, $424.4 million was available to be drawn. Our weighted-average interest rate in effect for all borrowings under the Credit Agreement for the six months ended June 30, 2024, was 7.98%, and our weighted-average interest rate under the Credit Agreement as of June 30, 2024, was 8.10%. We pay an annualized commitment fee of 0.375% on the unused portion of the aggregate commitment.
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
As of June 30, 2024, we were in compliance with all of our covenants under the Credit Agreement. For purposes of the above covenants, EBITDA is calculated as set forth in the Credit Agreement.
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
The indenture governing the Senior Notes 2029 (the “2029 Indenture”) contains certain financial covenants that we must comply with in order to make certain restricted payments as described in the 2029 Indenture. As of June 30, 2024, we were in compliance with such financial covenants under the 2029 Indenture.
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
The Defeasance required a cash outlay in the net amount of $748.8 million, which was used to purchase U.S. government securities. These securities generated sufficient cash upon maturity to fund interest payments on the Senior Notes 2026 occurring between the effective date of the Defeasance through April 4, 2024, when the Senior Notes 2026 were redeemed at par, as well as fund the redemption of the Senior Notes 2026 in full. As a result of the Defeasance, we recognized a loss on early extinguishment of debt of $5.0 million for the six months ended June 30, 2024, which represents the write-off of deferred financing costs of $4.3 million and the difference between (i) the purchase price of U.S. government securities of $748.8 million and (ii) the aggregate outstanding principal balance and accrued interest of the Senior Notes 2026 of $748.1 million at the time of Defeasance.
Senior Notes 2027
On March 7, 2019, the Partnership and Finance Corp co-issued the Senior Notes 2027. The Senior Notes 2027 mature on September 1, 2027, and accrue interest at the rate of 6.875% per year. Interest on the Senior Notes 2027 is payable semi-annually in arrears on each of March 1 and September 1.
The indenture governing the Senior Notes 2027 (the “2027 Indenture”) contains certain financial covenants that we must comply with in order to make certain restricted payments as described in the 2027 Indenture. As of June 30, 2024, we were in compliance with such financial covenants under the 2027 Indenture.
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
The change in Preferred Units outstanding was as follows:

Preferred Units Outstanding
Number of Preferred Units outstanding, December 31, 2023	500,000
Exercise and conversion of Preferred Units into common units	(320,000)
Number of Preferred Units outstanding, June 30, 2024	180,000

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
Cash Distributions
We have declared and paid per-unit quarterly cash distributions to the holders of the Preferred Units of record as follows:

Payment Date	Distribution per Preferred Unit
February 3, 2023	$24.375
May 5, 2023	24.375
August 4, 2023	24.375
November 3, 2023	24.375
Total 2023 distributions	$97.50

February 2, 2024	$24.375
May 3, 2024	24.375
Total 2024 distributions	$48.75
Announced Quarterly Distribution
On July 11, 2024, we declared a cash distribution of $24.375 per unit on our Preferred Units. The distribution was paid on August 2, 2024, to the holders of the Preferred Units of record as of the close of business on July 22, 2024.
Changes in the Preferred Units’ balance are as follows (in thousands):

Preferred Units
Balance as of December 31, 2023	$476,334
Cash distributions on Preferred Units	(15,600)
Exercise and conversion of Preferred Units into common units	(300,700)
Net income allocated to Preferred Units	8,775
Balance as of June 30, 2024	$168,809

(10) Partners’ Deficit
Common Units
The changes in common units outstanding were as follows:

Common Units Outstanding
Number of common units outstanding, December 31, 2023	100,986,011
Issuance of common units under the DRIP	30,596
Exercise and conversion of Preferred Units into common units	15,990,804
Number of common units outstanding, June 30, 2024	117,007,411
As of June 30, 2024, Energy Transfer held 46,056,228 common units, including 8,000,000 common units held by the General Partner and controlled by Energy Transfer.
Cash Distributions
We have declared and paid per-unit quarterly distributions to our limited partner unitholders of record, including holders of our common and phantom units, as follows (dollars in millions, except distribution per unit):

Payment Date	Distribution per Limited Partner Unit	Amount Paid to Common Unitholders	Amount Paid to Phantom Unitholders	Total Distribution
February 3, 2023	$0.525	$51.6	$1.1	$52.7
May 5, 2023	0.525	51.6	1.1	52.7
August 4, 2023	0.525	51.6	1.2	52.8
November 3, 2023	0.525	51.6	1.1	52.7
Total 2023 distributions	$2.10	$206.4	$4.5	$210.9

February 2, 2024	$0.525	$54.1	$1.0	$55.1
May 3, 2024	0.525	61.4	1.0	62.4
Total 2024 distributions	$1.05	$115.5	$2.0	$117.5
Announced Quarterly Distribution
On July 11, 2024, we announced a cash distribution of $0.525 per unit on our common units. The distribution was paid on August 2, 2024, to common unitholders of record as of the close of business on July 22, 2024.
DRIP
During the six months ended June 30, 2024, distributions of $0.8 million were reinvested under the DRIP resulting in the issuance of 30,596 common units.
Income Per Unit
The computation of income per unit is based on the weighted-average number of participating securities, which includes our common units and certain equity-based awards outstanding during the applicable period. Basic income per unit is determined by dividing net income allocated to participating securities after deducting the amount distributed on Preferred Units, by the weighted-average number of participating securities outstanding during the period. Income attributable to unitholders is allocated to participating securities based on their respective shares of the distributed and undistributed earnings for the period. To the extent cash distributions exceed net income attributable to unitholders for the period, the excess distributions are allocated to all participating securities outstanding based on their respective ownership percentages.
Diluted income per unit is computed using the treasury stock method, which considers the potential issuance of limited partner units associated with our long-term incentive plan and warrants. Unvested phantom units and unexercised warrants are not included in basic income per unit, as they are not considered to be participating securities, but are included in the calculation of diluted income per unit to the extent they are dilutive, and in the case of warrants to the extent they are considered “in the money.”
For the three and six months ended June 30, 2024, approximately 1,123,000 and 1,097,000 incremental unvested phantom units, respectively, represent the difference between our basic and diluted weighted-average common units outstanding.
For the three months ended June 30, 2023, approximately 1,177,000 and 246,000 incremental unvested phantom units and “in the money” then-outstanding warrants, respectively, represent the difference between our basic and diluted weighted-average common units outstanding. For the six months ended June 30, 2023, approximately 1,118,000 and 361,000 incremental unvested phantom units and “in the money” then-outstanding warrants, respectively, represent the difference between our basic and diluted weighted-average common units outstanding.
(11) Revenue Recognition
Disaggregation of Revenue
The following table disaggregates our revenue by type of service (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Contract operations revenue	$229,091	$202,403	$452,871	$395,545
Retail parts and services revenue	6,222	4,517	11,718	8,499
Total revenues	$235,313	$206,920	$464,589	$404,044
The following table disaggregates our revenue by timing of provision of services or transfer of goods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Services provided over time:
Primary term	$198,755	$156,744	$389,188	$305,470
Month-to-month	30,336	45,659	63,683	90,075
Total services provided over time	229,091	202,403	452,871	395,545
Services provided or goods transferred at a point in time	6,222	4,517	11,718	8,499
Total revenues	$235,313	$206,920	$464,589	$404,044
Deferred Revenue
We record deferred revenue when cash payments are received or due in advance of our performance. Components of deferred revenue were as follows (in thousands):

	Balance sheet location	June 30, 2024	December 31, 2023
Current (1)	Deferred revenue	$65,746	$62,589
Noncurrent	Other liabilities	5,352	6,000
Total		$71,098	$68,589
________________________________
(1)We recognized $1.7 million and $59.0 million of revenue during the three and six months ended June 30, 2024, respectively, related to our deferred revenue balance as of December 31, 2023.

Performance Obligations
As of June 30, 2024, the aggregate amount of transaction price allocated to unsatisfied performance obligations related to our contract operations revenue was $1.2 billion. We expect to recognize these remaining performance obligations as follows (in thousands):

	2024 (remainder)	2025	2026	2027	Thereafter	Total
Remaining performance obligations	$366,754	$435,714	$244,632	$141,291	$59,936	$1,248,327
(12) Transactions with Related Parties
We provide natural gas compression and treating services to entities affiliated with Energy Transfer, which as of June 30, 2024, owned approximately 39% of our limited partner interests and 100% of the General Partner.
Revenue recognized from those entities affiliated with Energy Transfer on our unaudited condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Related-party revenues	$5,843	$5,836	$11,555	$10,543
We had approximately $0.1 million and $0 of related-party receivables on our unaudited condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively, from those entities affiliated with Energy Transfer.
(13) Commitments and Contingencies
(a)Major Customers
One customer accounted for approximately 12% and 10% of total revenues for the three and six months ended June 30, 2024 and 2023, respectively.
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
We currently are protesting certain assessments made by the Oklahoma Tax Commission (“OTC”). We believe it is reasonably possible that we could incur losses related to this assessment. Whether, and to what extent, we incur losses depends on whether the administrative law judge assigned by the OTC accepts or rejects our position that the transactions are not taxable and, if rejected, whether we ultimately lose any and all subsequent legal challenges to such determination. We estimate that the range of losses we could incur is from $0 to approximately $29.7 million, including penalties and interest.
Our U.S. federal income tax returns for the years 2019 and 2020 currently are under examination by the Internal Revenue Service (“IRS”). The IRS has issued preliminary partnership examination changes, along with imputed underpayment computations, for the 2019 and 2020 tax years. Under the Bipartisan Budget Act of 2015, there are several procedural steps, including an appeals process, to complete before a final imputed underpayment, if any, is determined. Based on discussions with the IRS, we estimate a potential range of loss from a final imputed underpayment of $0 to approximately $27.4 million, including interest, for potential adjustments resulting from the IRS examinations. Once a final partnership imputed underpayment, if any, is determined, our General Partner may elect to either pay the imputed underpayment (including any applicable penalties and interest) directly to the IRS or, if eligible, issue a revised information statement to each unitholder, and former unitholder, with respect to an audited and adjusted return.

(d)Environmental
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
(14) Recent Accounting Pronouncements
In December 2023, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 improves and enhances income tax disclosure requirements, including new disclosures related to tax rate reconciliation and income taxes paid. The amendments in this update are effective for annual periods beginning after December 15, 2024, and interim periods within annual periods beginning after December 15, 2025, with early adoption permitted. ASU 2023-09 is to be applied on a prospective basis, with retrospective application permitted. We are currently evaluating the impact, if any, of the amendments to ASU 2023-09 on our consolidated financial statements and related disclosures.
In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 improves and enhances reportable segment disclosure requirements, including new disclosures related to significant segment expenses. The amendments in this update are effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024, with early adoption permitted. ASU 2023-07 is to be applied on a retrospective basis. We are currently evaluating the impact of the amendments to ASU 2023-07 on our consolidated financial statements and related disclosures.

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

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2024	2023	(Decrease)	2024	2023	(Decrease)
Fleet horsepower (at period end) (1)	3,851,970	3,716,177	3.7%	3,851,970	3,716,177	3.7%
Total available horsepower (at period end) (2)	3,866,312	3,836,177	0.8%	3,866,312	3,836,177	0.8%
Revenue-generating horsepower (at period end) (3)	3,538,683	3,346,657	5.7%	3,538,683	3,346,657	5.7%
Average revenue-generating horsepower (4)	3,515,483	3,309,758	6.2%	3,494,245	3,275,527	6.7%
Average revenue per revenue-generating horsepower per month (5)	$20.29	$18.65	8.8%	$20.13	$18.42	9.3%
Revenue-generating compression units (at period end)	4,251	4,220	0.7%	4,251	4,220	0.7%
Average horsepower per revenue-generating compression unit (6)	828	787	5.2%	823	784	5.0%
Horsepower utilization (7):
At period end	95.0%	93.7%	1.3%	95.0%	93.7%	1.3%
Average for the period (8)	94.7%	93.4%	1.3%	94.7%	93.0%	1.7%
________________________________
(1)Fleet horsepower is horsepower for compression units that have been delivered to us.
(2)Total available horsepower is revenue-generating horsepower under contract for which we are billing a customer, horsepower in our fleet that is under contract but is not yet generating revenue, horsepower not yet in our fleet that is under contract but not yet generating revenue and that is expected to be delivered, and idle horsepower. Total available horsepower excludes new horsepower expected to be delivered for which we do not have an executed compression services contract.
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
(7)Horsepower utilization is calculated as (i) the sum of (a) revenue-generating horsepower, (b) horsepower in our fleet that is under contract but is not yet generating revenue, and (c) horsepower not yet in our fleet that is under contract but not yet generating revenue and that is expected to be delivered, divided by (ii) total available horsepower less idle horsepower that is under repair. Horsepower utilization based on revenue-generating horsepower and fleet horsepower as of June 30, 2024 and 2023, was 91.9% and 90.1%, respectively.
(8)Calculated as the average utilization for the months in the period based on utilization at the end of each month in the period. Average horsepower utilization based on revenue-generating horsepower and fleet horsepower for the three months ended June 30, 2024 and 2023, was 91.2% and 89.0%, respectively. Average horsepower utilization based on revenue-generating horsepower and fleet horsepower for the six months ended June 30, 2024 and 2023, was 91.1% and 88.1%, respectively.
The 3.7% increase in fleet horsepower as of June 30, 2024, compared to June 30, 2023, primarily was driven by new compression units added to our fleet to meet incremental demand from customers for our compression services.
The increases in revenue-generating horsepower, average horsepower per revenue-generating compression unit, horsepower utilization, and horsepower utilization based on revenue-generating horsepower and fleet horsepower as of and for the three and six months ended June 30, 2024, compared to June 30, 2023, primarily were driven by the addition and deployment of new, and redeployment of existing, large-horsepower compression units due to increased demand for our services commensurate with an overall increase in crude oil and natural gas produced within the U.S.
The 8.8% and 9.3% increases in average revenue per revenue-generating horsepower per month for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, primarily were due to higher market-based rates on newly deployed and redeployed compression units, and CPI-based and other market-based price increases on existing customer contracts that occur as market conditions permit.

Financial Results of Operations
Three months ended June 30, 2024, compared to the three months ended June 30, 2023
The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Increase
	2024	2023	(Decrease)
Revenues:
Contract operations	$223,643	$196,982	13.5%
Parts and service	5,827	4,102	42.1%
Related party	5,843	5,836	0.1%
Total revenues	235,313	206,920	13.7%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	78,162	69,922	11.8%
Depreciation and amortization	65,313	60,039	8.8%
Selling, general, and administrative	14,173	14,950	(5.2)%
Loss (gain) on disposition of assets	(18)	309	*
Impairment of compression equipment	311	10,273	*
Total costs and expenses	157,941	155,493	1.6%
Operating income	77,372	51,427	50.5%
Other income (expense):
Interest expense, net	(48,828)	(42,045)	16.1%
Gain on derivative instrument	3,131	14,550	*
Other	26	57	(54.4)%
Total other expense	(45,671)	(27,438)	66.5%
Net income before income tax expense	31,701	23,989	32.1%
Income tax expense	463	405	14.3%
Net income	$31,238	$23,584	32.5%
________________________________
*Not meaningful
Contract operations revenue. The $26.7 million increase in contract operations revenue for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily was due to (i) an 8.8% increase in average revenue per revenue-generating horsepower per month, as a result of higher market-based rates on newly deployed and redeployed compression units, and CPI-based and other market-based price increases on existing customer contracts that occur as market conditions permit and (ii) a 6.2% increase in average revenue-generating horsepower as a result of increased demand for our services, commensurate with an overall increase in crude oil and natural gas produced within the U.S., partially offset by (iii) a $2.1 million decrease in revenue attributable to natural gas treating services.
Average revenue per revenue-generating horsepower per month associated with our compression services provided on a month-to-month basis did not differ significantly from the average revenue per revenue-generating horsepower per month associated with our compression services provided under contracts in their primary term during the period.
Parts and service revenue. The $1.7 million increase in parts and service revenue for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily was due to an increase in maintenance work performed on units at customer locations that are outside the scope of our core maintenance activities and that are offered as a convenience, and in directly reimbursable freight and crane charges that are the financial responsibility of the customers. Demand for retail parts and services fluctuates from period to period based on varying customer needs.
Cost of operations, exclusive of depreciation and amortization. The $8.2 million increase in cost of operations, exclusive of depreciation and amortization, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily was due to (i) a $4.9 million increase in direct labor costs due to increased headcount associated with increased revenue-generating horsepower and higher employee costs, (ii) a $2.1 million increase in direct expenses, primarily driven by increased spending on parts resulting from higher costs and increased usage associated with increased revenue-generating horsepower, and (iii) a $1.1 million increase in retail parts and service expenses, for which a corresponding increase in parts and service revenue also occurred, partially offset by (iv) a $1.0 million decrease in outside maintenance costs due to lower use of third-party labor during the current period.
Depreciation and amortization expense. The $5.3 million increase in depreciation and amortization expense for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily was due to (i) overhauls and major improvements to compression units, (ii) new trucks in our vehicle fleet, and (iii) new compression units placed in service to meet incremental demand from customers.
Selling, general, and administrative expense. The $0.8 million decrease in selling, general, and administrative expense for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily was due to (i) a $2.3 million decrease in unit-based compensation expense, attributable to mark-to-market changes to our unit-based compensation liability that occurred as a result of changes to our per-unit trading price as of June 30, 2024, partially offset by (ii) a $0.8 million increase in professional fees primarily related to an initiative to improve business performance.
Impairment of compression equipment. The $0.3 million and $10.3 million impairments of compression equipment for the three months ended June 30, 2024 and 2023, respectively, primarily resulted from our evaluation of the future deployment of our idle fleet under then-current market conditions. The primary circumstances supporting these impairments were: (i) unmarketability of certain compression units into the foreseeable future, (ii) excessive maintenance costs associated with certain fleet assets, and (iii) prohibitive retrofitting costs that likely would prevent certain compression units from securing customer acceptance. These compression units were written down to their estimated salvage values, if any.
As a result of our evaluation during the three months ended June 30, 2024 and 2023, respectively, we retired two and 33 compression units, representing approximately 1,300 and 26,900 of aggregate horsepower, respectively, that previously were used to provide compression services in our business.
Interest expense, net. The $6.8 million increase in interest expense, net for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily was due to increased aggregate borrowings and higher aggregate weighted-average interest rates under the Credit Agreement and refinanced senior notes.
The weighted-average interest rate applicable to borrowings under the Credit Agreement was 7.97% and 7.63% for the three months ended June 30, 2024 and 2023, respectively, and average outstanding borrowings under the Credit Agreement were $748.9 million and $745.1 million for the three months ended June 30, 2024 and 2023, respectively.
Gain on derivative instrument. The $3.1 million and $14.6 million gains on derivative instrument for the three months ended June 30, 2024 and 2023, respectively, resulted from the increase in fair value of the interest-rate swap due to an increase in the interest-rate forward curve and cash received.

Six months ended June 30, 2024, compared to the six months ended June 30, 2023
The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Six Months Ended June 30,		Increase
	2024	2023	(Decrease)
Revenues:
Contract operations	$441,747	$385,521	14.6%
Parts and service	11,287	7,980	41.4%
Related party	11,555	10,543	9.6%
Total revenues	464,589	404,044	15.0%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	153,234	136,587	12.2%
Depreciation and amortization	128,564	119,525	7.6%
Selling, general, and administrative	37,000	34,051	8.7%
Loss (gain) on disposition of assets	1,236	(67)	*
Impairment of compression equipment	311	11,464	*
Total costs and expenses	320,345	301,560	6.2%
Operating income	144,244	102,484	40.7%
Other income (expense):
Interest expense, net	(95,494)	(81,835)	16.7%
Loss on debt extinguishment	(4,966)	—	*
Gain on derivative instrument	11,902	14,550	(18.2)%
Other	60	81	(25.9)%
Total other expense	(88,498)	(67,204)	31.7%
Net income before income tax expense	55,746	35,280	58.0%
Income tax expense	935	755	23.8%
Net income	$54,811	$34,525	58.8%
________________________________
*Not meaningful
Contract operations revenue. The $56.2 million increase in contract operations revenue for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily was due to (i) a 9.3% increase in average revenue per revenue-generating horsepower per month, as a result of higher market-based rates on newly deployed and redeployed compression units, and CPI-based and other market-based price increases on existing customer contracts that occur as market conditions permit and (ii) a 6.7% increase in average revenue-generating horsepower as a result of increased demand for our services, commensurate with an overall increase in crude oil and natural gas produced within the U.S.
Average revenue per revenue-generating horsepower per month associated with our compression services provided on a month-to-month basis did not differ significantly from the average revenue per revenue-generating horsepower per month associated with our compression services provided under contracts in their primary term during the period.
Parts and service revenue. The $3.3 million increase in parts and service revenue for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily was due to an increase in maintenance work performed on units at customer locations that are outside the scope of our core maintenance activities and that are offered as a convenience, and in directly reimbursable freight and crane charges that are the financial responsibility of the customers. Demand for retail parts and services fluctuates from period to period based on varying customer needs.
Related-party revenue. Related-party revenue was earned through related-party transactions that occur in the ordinary course of business with various affiliated entities of Energy Transfer. The $1.0 million increase in related-party revenue for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily was due to an increase in revenues attributable to natural gas treating services driven by increased demand for these services from these entities.

Cost of operations, exclusive of depreciation and amortization. The $16.6 million increase in cost of operations, exclusive of depreciation and amortization, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily was due to (i) a $9.9 million increase in direct labor costs due to increased headcount associated with increased revenue-generating horsepower and higher employee costs, (ii) a $6.3 million increase in direct expenses, primarily driven by fluids and parts due to increased usage associated with increased revenue-generating horsepower, and higher costs on parts, and (iii) a $1.9 million increase in retail parts and service expenses, for which a corresponding increase in parts and service revenue also occurred, partially offset by (iv) a $3.5 million decrease in outside maintenance costs due to lower use of third-party labor during the current period.
Depreciation and amortization expense. The $9.0 million increase in depreciation and amortization expense for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily was due to (i) overhauls and major improvements to compression units, (ii) new trucks in our vehicle fleet, and (iii) new compression units placed in service to meet incremental demand from customers.
Selling, general, and administrative expense. The $2.9 million increase in selling, general, and administrative expense for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily was due to (i) a $2.9 million increase in professional fees primarily related to an initiative to improve business performance and (ii) a $0.7 million increase in employee-related expenses driven by increased headcount, partially offset by (iii) a $1.3 million decrease in unit-based compensation expense, attributable to mark-to-market changes to our unit-based compensation liability that occurred as a result of changes to our per-unit trading price as of June 30, 2024.
Impairment of compression equipment. The $0.3 million and $11.5 million impairments of compression equipment for the six months ended June 30, 2024 and 2023, respectively, primarily resulted from our evaluation of the future deployment of idle fleet assets under then-current market conditions. The primary circumstances supporting these impairments were: (i) unmarketability of certain compression units into the foreseeable future, (ii) excessive maintenance costs associated with certain fleet assets, and (iii) prohibitive retrofitting costs that likely would prevent certain compression units from securing customer acceptance. These compression units were written down to their estimated salvage values, if any.
As a result of our evaluations during the six months ended June 30, 2024 and 2023, we retired two and 39 compression units, respectively, with approximately 1,300 and 35,600 aggregate horsepower, respectively, that previously were used to provide compression services in our business.
Interest expense, net. The $13.7 million increase in interest expense, net for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily was due to increased aggregate borrowings and higher aggregate weighted-average interest rates under the Credit Agreement and refinanced senior notes.
The weighted-average interest rate applicable to borrowings under the Credit Agreement was 7.98% and 7.40% for the six months ended June 30, 2024 and 2023, respectively, and average outstanding borrowings under the Credit Agreement were $817.9 million and $707.7 million for the six months ended June 30, 2024 and 2023, respectively.
Loss on extinguishment of debt. The $5.0 million loss on extinguishment of debt for the six months ended June 30, 2024 resulted from the satisfaction and discharge of the Senior Notes 2026, which constituted a legal defeasance under GAAP (the “Defeasance”). This loss consists of the write-off of deferred financing costs of $4.3 million and the difference between (i) the purchase price of U.S. government securities of $748.8 million, which were used for the Defeasance, and (ii) the aggregate outstanding principal balance and accrued interest of the Senior Notes 2026 of $748.1 million at the time of Defeasance. For additional information regarding the Defeasance of the Senior Notes 2026, see Note 8 to our unaudited condensed consolidated financial statements under Part I, Item 1 “Financial Statements” of this report.
Gain on derivative instrument. The $11.9 million and $14.6 million gains on derivative instrument for the six months ended June 30, 2024 and 2023, respectively, resulted from the increase in fair value of the interest-rate swap due to an increase in the interest-rate forward curve and cash received.

Other Financial Data
The following table summarizes other financial data for the periods presented (dollars in thousands):

Other Financial Data: (1)	Three Months Ended June 30,				Increase	Six Months Ended June 30,				Increase
	2024		2023		(Decrease)	2024		2023		(Decrease)
Gross margin	$91,838		$76,959		19.3%	$182,791		$147,932		23.6%
Adjusted gross margin	$157,151		$136,998		14.7%	$311,355		$267,457		16.4%
Adjusted gross margin percentage (2)	66.8%		66.2%		0.6%	67.0%		66.2%		0.8%
Adjusted EBITDA	$143,673		$124,998		14.9%	$283,068		$243,159		16.4%
Adjusted EBITDA percentage (2)	61.1%		60.4%		0.7%	60.9%		60.2%		0.7%
DCF	$85,863		$67,038		28.1%	$172,452		$129,651		33.0%
DCF Coverage Ratio	1.40	x	1.30	x	7.7%	1.40	x	1.26	x	11.1%
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
Gross margin. The $14.9 million increase in gross margin for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, was due to (i) a $28.4 million increase in revenues, offset by (ii) an $8.2 million increase in cost of operations, exclusive of depreciation and amortization, and (iii) a $5.3 million increase in depreciation and amortization.
The $34.9 million increase in gross margin for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was due to (i) a $60.5 million increase in revenues, offset by (ii) a $16.6 million increase in cost of operations, exclusive of depreciation and amortization, and (iii) a $9.0 million increase in depreciation and amortization.
Adjusted gross margin. The $20.2 million increase in Adjusted gross margin for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, was due to a $28.4 million increase in revenues, offset by an $8.2 million increase in cost of operations, exclusive of depreciation and amortization.
The $43.9 million increase in Adjusted gross margin for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was due to a $60.5 million increase in revenues, offset by a $16.6 million increase in cost of operations, exclusive of depreciation and amortization.
The 0.6% and 0.8% increases in Adjusted gross margin percentage for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, respectively, primarily were due to inflation-driven pressures easing within cost of operations, exclusive of depreciation and amortization, and CPI-based and other market-based price increases on customer contracts that occur as market conditions permit.
Adjusted EBITDA and Adjusted EBITDA percentage. The $18.7 million increase in Adjusted EBITDA for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily was due to a $20.2 million increase in Adjusted gross margin, partially offset by a $1.4 million increase in selling, general, and administrative expenses, excluding unit-based compensation expense, transaction expenses, and severance charges.
The $39.9 million increase in Adjusted EBITDA for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily was due to a $43.9 million increase in Adjusted gross margin, partially offset by a $4.1 million increase in selling, general and administrative expenses, excluding unit-based compensation expense, transaction expenses, and severance charges.
The 0.7% increases in Adjusted EBITDA percentage for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, respectively, primarily were due to inflation-driven pressures easing within cost of operations, exclusive of depreciation and amortization, and CPI-based and other market-based price increases on customer contracts that occur as market conditions permit.
DCF. The $18.8 million increase in DCF for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily was due to (i) a $20.2 million increase in Adjusted gross margin, (ii) a $7.8 million decrease in distributions on Preferred Units following the conversion of 320,000 Preferred Units into 15,990,804 common units during

2024, and (iii) a $1.3 million increase in cash received on derivative instrument, partially offset by (iv) a $6.3 million increase in cash interest expense, net, (v) a $2.5 million increase in maintenance capital expenditures, and (vi) a $1.4 million increase in selling, general, and administrative expenses, excluding unit-based compensation expense, transaction expenses, and severance charges.
The $42.8 million increase in DCF for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily was due to (i) a $43.9 million increase in Adjusted gross margin, (ii) a $15.6 million decrease in distributions on Preferred Units following the conversion of 320,000 Preferred Units into 15,990,804 common units during 2024, and (iii) a $3.7 million increase in cash received on derivative instrument, partially offset by (iv) a $13.0 million increase in cash interest expense, net, (v) a $3.2 million increase in maintenance capital expenditures, and (vi) a $4.1 million increase in selling, general and administrative expenses, excluding unit-based compensation expense, severance charges, and transaction expenses.
For additional information regarding the conversion of the Preferred Units, see Note 9 to our unaudited condensed consolidated financial statements under Part I, Item 1 “Financial Statements” of this report.
DCF Coverage Ratio. The increases in DCF Coverage Ratio for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, was due to the increase in DCF for each period, partially offset by increased distributions due to an increase in the number of common units, largely attributable to the conversion of 320,000 Preferred Units into 15,990,804 common units during 2024 and the conversion of warrants into 2,360,488 common units in November 2023.
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
We classify capital expenditures as maintenance or expansion on an individual-asset basis. Over the long term, we expect that our maintenance capital expenditure requirements will continue to increase as the overall size and age of our fleet increases. Our aggregate maintenance capital expenditures for the six months ended June 30, 2024 and 2023, were $14.6 million and $11.4 million, respectively. We currently plan to spend approximately $32.0 million in maintenance capital expenditures for the year 2024, including parts consumed from inventory.

Without giving effect to any equipment that we may acquire pursuant to any future acquisitions, we currently plan to spend between $195.0 million and $205.0 million in expansion capital expenditures for the year 2024. Our expansion capital expenditures for the six months ended June 30, 2024 and 2023, were $171.8 million and $122.8 million, respectively.
Cash Flows
The following table summarizes our sources and uses of cash for the six months ended June 30, 2024 and 2023, (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$162,658	$130,209
Net cash used in investing activities	(146,715)	(105,309)
Net cash used in financing activities	(15,945)	(24,904)
Net cash provided by operating activities. The $32.4 million increase in net cash provided by operating activities for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily was due to (i) an increase in cash flows from a $43.9 million increase in Adjusted gross margin and (ii) a $17.3 million decrease in cash paid for interest, net of capitalized amounts, driven by the Defeasance of the Senior Notes 2026, partially offset by (iii) a $28.1 million increase in inventory purchases.
Net cash used in investing activities. The $41.4 million increase in net cash used in investing activities for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was due to (i) a $40.7 million increase in capital expenditures, for purchases of new compression units, overhauls and major improvements, and purchases of other equipment, and (ii) a $0.7 million decrease in proceeds from disposition of property and equipment.
Net cash used in financing activities. The $9.0 million decrease in net cash used in financing activities for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily was due to (i) a $1.0 billion increase in proceeds from issuance of the Senior Notes 2029 and (ii) an $8.8 million decrease in Preferred Unit distributions, partially offset by (iii) a $748.8 million increase in investments in government securities purchased in connection with the Defeasance of the Senior Notes 2026, (iv) a $220.1 million decrease in net borrowings under the Credit Agreement, (v) a $18.2 million increase in deferred financing costs driven by the issuance of the Senior Notes 2029, and (vi) a $12.3 million increase in common unit distributions.
Revolving Credit Facility
As of June 30, 2024, we had outstanding borrowings under the Credit Agreement of $756.2 million and, after accounting for outstanding letters of credit in the amount of $0.5 million, $843.3 million of remaining unused availability, of which, due to restrictions related to compliance with the applicable financial covenants, $424.4 million was available to be drawn. As of June 30, 2024, we were in compliance with all of our covenants under the Credit Agreement.
As of August 1, 2024, we had outstanding borrowings under the Credit Agreement of $781.8 million and outstanding letters of credit of $0.5 million.
For a more detailed description of the Credit Agreement, see Note 8 to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this report and Note 10 to the consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” included in our 2023 Annual Report.
Senior Notes
As of June 30, 2024, we had $750.0 million and $1.0 billion aggregate principal amount outstanding on our Senior Notes 2027 and Senior Notes 2029, respectively.
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
DRIP
During the six months ended June 30, 2024, distributions of $0.8 million were reinvested under the DRIP resulting in the issuance of 30,596 common units. Such distributions are treated as non-cash transactions in the accompanying unaudited condensed consolidated statements of cash flows included under Part I, Item 1 “Financial Statements” of this report.
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
The following table reconciles Adjusted gross margin to gross margin, its most directly comparable GAAP financial measure, for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total revenues	$235,313	$206,920	$464,589	$404,044
Cost of operations, exclusive of depreciation and amortization	(78,162)	(69,922)	(153,234)	(136,587)
Depreciation and amortization	(65,313)	(60,039)	(128,564)	(119,525)
Gross margin	$91,838	$76,959	$182,791	$147,932
Depreciation and amortization	65,313	60,039	128,564	119,525
Adjusted gross margin	$157,151	$136,998	$311,355	$267,457

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

The following table reconciles Adjusted EBITDA to net income and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$31,238	$23,584	$54,811	$34,525
Interest expense, net	48,828	42,045	95,494	81,835
Depreciation and amortization	65,313	60,039	128,564	119,525
Income tax expense	463	405	935	755
EBITDA	$145,842	$126,073	$279,804	$236,640
Unit-based compensation expense (1)	562	2,849	8,331	9,628
Transaction expenses (2)	63	—	171	—
Severance charges	44	44	151	44
Loss (gain) on disposition of assets	(18)	309	1,236	(67)
Loss on extinguishment of debt (3)	—	—	4,966	—
Gain on derivative instrument	(3,131)	(14,550)	(11,902)	(14,550)
Impairment of compression equipment (4)	311	10,273	311	11,464
Adjusted EBITDA	$143,673	$124,998	$283,068	$243,159
Interest expense, net	(48,828)	(42,045)	(95,494)	(81,835)
Non-cash interest expense	2,257	1,819	4,252	3,641
Income tax expense	(463)	(405)	(935)	(755)
Transaction expenses	(63)	—	(171)	—
Severance charges	(44)	(44)	(151)	(44)
Cash received on derivative instrument	2,466	1,216	4,888	1,216
Other	37	34	97	19
Changes in operating assets and liabilities	(2,294)	2,298	(32,896)	(35,192)
Net cash provided by operating activities	$96,741	$87,871	$162,658	$130,209
________________________________
(1)For the three and six months ended June 30, 2024, unit-based compensation expense included $1.0 million and $2.0 million, respectively, of cash payments related to quarterly payments of DERs on outstanding phantom unit awards. For the three and six months ended June 30, 2023, unit-based compensation expense included $1.1 million and $2.2 million, respectively, of cash payments related to quarterly payments of DERs on outstanding phantom unit awards. The remainder of unit-based compensation expense for all periods was related to non-cash adjustments to the unit-based compensation liability.
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

The following table reconciles DCF to net income and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$31,238	$23,584	$54,811	$34,525
Non-cash interest expense	2,257	1,819	4,252	3,641
Depreciation and amortization	65,313	60,039	128,564	119,525
Non-cash income tax expense	37	34	97	19
Unit-based compensation expense (1)	562	2,849	8,331	9,628
Transaction expenses (2)	63	—	171	—
Severance charges	44	44	151	44
Loss (gain) on disposition of assets	(18)	309	1,236	(67)
Loss on extinguishment of debt (3)	—	—	4,966	—
Change in fair value of derivative instrument	(665)	(13,334)	(7,014)	(13,334)
Impairment of compression equipment (4)	311	10,273	311	11,464
Distributions on Preferred Units (5)	(4,387)	(12,188)	(8,775)	(24,375)
Maintenance capital expenditures (6)	(8,892)	(6,391)	(14,649)	(11,419)
DCF	$85,863	$67,038	$172,452	$129,651
Maintenance capital expenditures	8,892	6,391	14,649	11,419
Transaction expenses	(63)	—	(171)	—
Severance charges	(44)	(44)	(151)	(44)
Distributions on Preferred Units	4,387	12,188	8,775	24,375
Changes in operating assets and liabilities	(2,294)	2,298	(32,896)	(35,192)
Net cash provided by operating activities	$96,741	$87,871	$162,658	$130,209
________________________________
(1)For the three and six months ended June 30, 2024, unit-based compensation expense included $1.0 million and $2.0 million, respectively, of cash payments related to quarterly payments of DERs on outstanding phantom unit awards. For the three and six months ended June 30, 2023, unit-based compensation expense included $1.1 million and $2.2 million, respectively, of cash payments related to quarterly payments of DERs on outstanding phantom unit awards. The remainder of unit-based compensation expense for all periods was related to non-cash adjustments to the unit-based compensation liability.
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
(5)During 2024, 320,000 Preferred Units were converted into 15,990,804 common units, all of which occurred on or prior to the distribution record date for the first-quarter 2024.
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

The following table summarizes our DCF Coverage Ratio for the periods presented (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
DCF	$85,863		$67,038		$172,452		$129,651

Distributions for DCF Coverage Ratio (1)	$61,429		$51,596		$122,851		$103,181

DCF Coverage Ratio	1.40	x	1.30	x	1.40	x	1.26	x
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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to any natural gas or crude oil in connection with our rendered services, and accordingly, we do not bear direct exposure to fluctuating commodity prices. However, the demand for our compression services depends on the continued demand for, and production of, natural gas and crude oil. Sustained low natural gas or crude oil prices over the long term could result in a decline in the production of natural gas or crude oil, which could result in reduced demand for our compression services. We do not intend to hedge our indirect exposure to fluctuating commodity prices. A one percent decrease in average revenue-generating horsepower during the six months ended June 30, 2024 would result in an annual decrease of approximately $8.4 million and $5.7 million in our revenue and Adjusted gross margin, respectively. Adjusted gross margin is a non-GAAP financial measure. For a reconciliation of Adjusted gross margin to gross margin, its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” of this report.
Interest Rate Risk
We are exposed to market risk due to variable interest rates under the Credit Agreement.
As of June 30, 2024, we had $756.2 million of variable-rate indebtedness outstanding at a weighted-average interest rate of 8.10%. Based on our June 30, 2024 variable-rate indebtedness outstanding, a one percent increase or decrease, respectively, in the effective interest rate would result in an annual increase or decrease, respectively, in our interest expense of approximately $7.6 million.
For further information regarding our exposure to interest rate fluctuations on our debt obligations, see Note 8 to our unaudited condensed consolidated financial statements under Part I, Item 1 “Financial Statements” of this report.
As of June 30, 2024, we have an interest-rate swap outstanding to manage interest-rate risk associated with the floating-rate Credit Agreement with a notional principal amount of $700 million and a termination date of December 31, 2025. Under the interest-rate swap, we pay a fixed interest rate of 3.9725% and receive floating interest rate payments that are indexed to the one-month SOFR. Based on the fixed interest rate as of June 30, 2024, a one percent increase or decrease in the SOFR interest-rate forward curve would result in an increase or decrease, respectively, in the fair value of this interest-rate swap of $11.2 million, prior to any discount factors or credit valuation adjustments.
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

ITEM 4.    Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024, at the reasonable assurance level.
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

22.1	List of Subsidiary Guarantors and Co-Issuer (incorporated by reference to Exhibit 22.1 to the Partnership's Quarterly Report on Form 10-Q (File No. 001-35779) filed on May 7, 2024)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*
The following materials from USA Compression Partners, LP’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) our unaudited condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, (ii) our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023, (iii) our unaudited condensed consolidated statements of changes in partners’ capital (deficit) for the six months ended June 30, 2024 and 2023, (iv) our unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023, and (v) the related notes to our unaudited condensed consolidated financial statements.

104*	The cover page from this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, formatted in Inline XBRL (included with Exhibit 101.1)
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

USA COMPRESSION PARTNERS, LP

		By:	USA Compression GP, LLC its General Partner

Date:	August 6, 2024	By:	/s/ G. Tracy Owens
G. Tracy Owens
Vice President of Finance and Chief Accounting Officer (Principal Financial and Accounting Officer)