Form 10-Q
period 2024-09-30
USA Compression Partners, LP
filed 2024-11-05
CIK 1522727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of October 31, 2024, there were 117,022,833 common units outstanding.

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

ii

PART I.  FINANCIAL INFORMATION
ITEM 1.    Financial Statements
USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except unit amounts)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$79	$11
Accounts receivable, net of allowances for credit losses of $2,260 and $2,260, respectively	99,095	95,421
Related-party receivables	7,163	—
Inventories	146,755	114,728
Derivative instrument	—	5,670
Prepaid expenses and other assets	9,261	10,617
Total current assets	262,353	226,447
Property and equipment, net	2,291,976	2,237,625
Lease right-of-use assets	15,374	17,290
Identifiable intangible assets, net	223,618	245,652
Other assets	10,306	9,746
Total assets	$2,803,627	$2,736,760
Liabilities, Preferred Units, and Partners’ Deficit
Current liabilities:
Accounts payable	$31,632	$39,781
Accrued liabilities	83,603	85,132
Deferred revenue	67,896	62,589
Total current liabilities	183,131	187,502
Long-term debt, net	2,532,398	2,336,088
Operating lease liabilities	12,601	14,731
Derivative instrument, long term	—	4,466
Other liabilities	13,942	10,924
Total liabilities	2,742,072	2,553,711
Commitments and contingencies
Preferred Units	168,809	476,334
Partners’ deficit:
Common units, 117,022,833 and 100,986,011 units issued and outstanding, respectively	(107,254)	(293,285)
Total liabilities, Preferred Units, and partners’ deficit	$2,803,627	$2,736,760
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Contract operations	$220,518	$204,716	$662,265	$590,237
Parts and service	5,756	7,153	17,043	15,133
Related party	13,694	5,216	25,249	15,759
Total revenues	239,968	217,085	704,557	621,129
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	81,814	74,928	235,048	211,515
Depreciation and amortization	67,237	64,101	195,801	183,626
Selling, general, and administrative	15,364	20,085	52,364	54,136
Loss (gain) on disposition of assets	(123)	(3,865)	1,113	(3,932)
Impairment of compression equipment	—	882	311	12,346
Total costs and expenses	164,292	156,131	484,637	457,691
Operating income	75,676	60,954	219,920	163,438
Other income (expense):
Interest expense, net	(49,361)	(43,257)	(144,855)	(125,092)
Loss on extinguishment of debt	—	—	(4,966)	—
Gain (loss) on derivative instrument	(6,218)	3,437	5,684	17,987
Other	23	23	83	104
Total other expense	(55,556)	(39,797)	(144,054)	(107,001)
Net income before income tax expense	20,120	21,157	75,866	56,437
Income tax expense	793	255	1,728	1,010
Net income	19,327	20,902	74,138	55,427
Less: distributions on Preferred Units	(4,388)	(12,188)	(13,163)	(36,563)
Net income attributable to common unitholders’ interests	$14,939	$8,714	$60,975	$18,864

Weighted-average common units outstanding – basic	117,017	98,292	112,151	98,270

Weighted-average common units outstanding – diluted	118,256	100,263	113,296	99,915

Basic and diluted net income per common unit	$0.13	$0.09	$0.54	$0.19

Distributions declared per common unit for respective periods	$0.525	$0.525	$1.575	$1.575
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Changes in Partners’ Capital (Deficit)
(in thousands, except per unit amounts)

Common units
Partners’ deficit ending balance, December 31, 2023	$(293,285)
Distributions and DERs, $0.525 per unit	(54,098)
Issuance of common units under the DRIP	440
Unit-based compensation for equity-classified awards	78
Exercise and conversion of Preferred Units into common units	38,108
Net income attributable to common unitholders’ interests	19,185
Partners’ deficit ending balance, March 31, 2024	(289,572)
Distributions and DERs, $0.525 per unit	(61,453)
Issuance of common units under the DRIP	331
Unit-based compensation for equity-classified awards	83
Exercise and conversion of Preferred Units into common units	262,592
Net income attributable to common unitholders’ interests	26,851
Partners’ deficit ending balance, June 30, 2024	(61,168)
Distributions and DERs, $0.525 per unit	(61,462)
Issuance of common units under the DRIP	354
Unit-based compensation for equity classified awards	83
Net income attributable to common unitholders’ interests	14,939
Partners’ deficit ending balance, September 30, 2024	$(107,254)

	Common units	Warrants	Total
Partners’ capital (deficit) ending balance, December 31, 2022	$(125,111)	$8,812	$(116,299)
Distributions and DERs, $0.525 per unit	(51,602)	—	(51,602)
Issuance of common units under the DRIP	617	—	617
Unit-based compensation for equity-classified awards	69	—	69
Net loss attributable to common unitholders’ interests	(1,246)	—	(1,246)
Partners’ capital (deficit) ending balance, March 31, 2023	(177,273)	8,812	(168,461)
Distributions and DERs, $0.525 per unit	(51,617)	—	(51,617)
Issuance of common units under the DRIP	423	—	423
Unit-based compensation for equity-classified awards	69	—	69
Net income attributable to common unitholders’ interests	11,396	—	11,396
Partners’ capital (deficit) ending balance, June 30, 2023	(217,002)	8,812	(208,190)
Distributions and DERs, $0.525 per unit	(51,628)	—	(51,628)
Issuance of common units under the DRIP	414	—	414
Unit-based compensation for equity classified awards	69	—	69
Net income attributable to common unitholders’ interests	8,714	—	8,714
Partners’ capital (deficit) ending balance, September 30, 2023	$(259,433)	$8,812	$(250,621)
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$74,138	$55,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	195,801	183,626
Amortization of debt issuance costs	6,503	5,460
Unit-based compensation expense	11,000	17,652
Deferred income tax expense (benefit)	427	(46)
Loss (gain) on disposition of assets	1,113	(3,932)
Loss on extinguishment of debt	4,966	—
Change in fair value of derivative instrument	1,204	(14,243)
Impairment of compression equipment	311	12,346
Changes in assets and liabilities:
Accounts receivable and related-party receivables, net	(10,837)	(13,462)
Inventories	(90,912)	(51,875)
Prepaid expenses and other current assets	1,356	(374)
Other assets	487	3,165
Accounts payable	(1,947)	(368)
Accrued liabilities and deferred revenue	16,709	(13,095)
Other liabilities	820	—
Net cash provided by operating activities	211,139	180,281
Cash flows from investing activities:
Capital expenditures, net	(175,836)	(159,048)
Proceeds from disposition of property and equipment	742	5,122
Proceeds from insurance recovery	—	535
Net cash used in investing activities	(175,094)	(153,391)
Cash flows from financing activities:
Proceeds from long-term borrowings	879,613	798,424
Proceeds from issuance of senior notes	1,000,000	—
Repayments of long-term borrowings	(948,215)	(631,305)
Investments in government securities in connection with legal defeasance of the Senior Notes 2026	(748,764)	—
Cash distributions on common units	(178,837)	(156,740)
Cash distributions on Preferred Units	(19,988)	(36,563)
Deferred financing costs	(18,603)	(379)
Other	(1,183)	(356)
Net cash used in financing activities	(35,977)	(26,919)
Increase (decrease) in cash and cash equivalents	68	(29)
Cash and cash equivalents, beginning of period	11	35
Cash and cash equivalents, end of period	$79	$6

See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Supplemental cash flow information:
Cash paid for interest, net of capitalized amounts	$138,107	$145,697
Cash paid for income taxes	1,461	1,146
Supplemental non-cash transactions:
Non-cash distributions to certain common unitholders (DRIP)	$1,125	$1,454
Transfers from inventories to property and equipment, net	58,499	39,027
Changes in capital expenditures included in accounts payable and accrued liabilities	(5,193)	2,681
Changes in financing costs included in accounts payable and accrued liabilities	(96)	6
Exercise and conversion of Preferred Units into common units	300,700	—
Government securities transferred in connection with the legal defeasance of the Senior Notes 2026	748,764	—
Legal defeasance of Senior Notes 2026	725,000	—
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
In the opinion of our management, financial information presented herein reflects all normal recurring adjustments necessary for the fair presentation of these interim unaudited condensed consolidated financial statements in accordance with GAAP. Operating results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with SEC rules and regulations. Therefore, these interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2023, filed on February 13, 2024 (our “2023 Annual Report”).
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
Capitalized interest is calculated by multiplying our monthly effective interest rate on outstanding variable-rate indebtedness by the amount of qualifying costs, which include upfront payments to acquire certain compression units. Capitalized interest was $0.1 million and $0.1 million for the three and nine months ended September 30, 2024, respectively, and $0.2 million and $0.8 million for the three and nine months ended September 30, 2023, respectively.
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
Refer to Note 5 for more detailed information about impairment charges during the three and nine months ended September 30, 2024 and 2023.
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
As of September 30, 2024 and December 31, 2023, our financial instruments primarily consisted of cash and cash equivalents, trade accounts receivable, trade accounts payable, and long-term debt. As of December 31, 2023, our financial instruments also consisted of a derivative instrument. The book values of cash and cash equivalents, trade accounts receivable, and trade accounts payable are representative of fair value due to their short-term maturities. Our revolving credit facility applies floating interest rates to amounts drawn under the facility; therefore, the carrying amount of our revolving credit facility approximates its fair value.
The fair value of our Senior Notes 2026, Senior Notes 2027, and Senior Notes 2029 were estimated using quoted prices in inactive markets and are considered Level 2 measurements. The following table summarizes the aggregate principal amount and fair value of our Senior Notes 2026, Senior Notes 2027, and Senior Notes 2029 (in thousands):

	September 30, 2024	December 31, 2023
Senior Notes 2026, aggregate principal	$—	$725,000
Fair value of Senior Notes 2026	—	720,621
Senior Notes 2027, aggregate principal	750,000	750,000
Fair value of Senior Notes 2027	756,563	737,963
Senior Notes 2029, aggregate principal	1,000,000	—
Fair value of Senior Notes 2029	1,027,500	—

The fair value of our derivative instrument, which was an interest-rate swap and is no longer outstanding as of September 30, 2024, was estimated based on inputs from actively quoted public markets, including interest-rate forward curves, and is considered a Level 2 measurement. We consider counterparty credit risk and our own credit risk in the determination of the estimated fair value. The following table summarizes the gross fair value of our interest-rate swap (in thousands):

	September 30, 2024	December 31, 2023
Interest-rate swap	$—	$1,204
Refer to Note 7 below for additional information on the interest-rate swap.
Operating Segment
We operate in a single business segment, the compression services business.
(3) Trade Accounts Receivable
The allowance for credit losses, which was $2.3 million at both September 30, 2024 and December 31, 2023, represents our best estimate of the amount of probable credit losses included within our existing accounts receivable balance.
(4)  Inventories
Components of inventories are as follows (in thousands):

	September 30, 2024	December 31, 2023
Serialized parts	$81,479	$59,901
Non-serialized parts	65,276	54,827
Total inventories	$146,755	$114,728
(5)  Property and Equipment and Identifiable Intangible Assets
Property and Equipment
Property and equipment consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Compression and treating equipment	$4,098,294	$3,902,115
Automobiles and vehicles	54,258	46,395
Computer equipment	35,430	33,456
Leasehold improvements	9,748	9,414
Buildings	3,935	3,464
Furniture and fixtures	950	868
Land	77	77
Total property and equipment, gross	4,202,692	3,995,789
Less: accumulated depreciation and amortization	(1,910,716)	(1,758,164)
Total property and equipment, net	$2,291,976	$2,237,625
Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Compression and treating equipment, acquired new	25 years
Compression and treating equipment, acquired used	5 - 25 years
Furniture and fixtures	3 - 10 years
Vehicles and computer equipment	1 - 10 years
Buildings	5 years
Leasehold improvements	5 years

Depreciation expense on property and equipment and loss (gain) on disposition of assets were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Depreciation expense	$59,893	$56,756	$173,767	$161,591
Loss (gain) on disposition of assets	(123)	(3,865)	1,113	(3,932)
On a quarterly basis, we evaluate the future deployment of our idle fleet assets under current market conditions.
For the nine months ended September 30, 2024, we retired two compression units representing approximately 1,300 of aggregate horsepower that previously were used to provide compression services in our business. As a result, we recorded an impairment of compression equipment of $0.3 million for the nine months ended September 30, 2024.
No impairment of compression equipment was recorded for the three months ended September 30, 2024.
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
Identifiable Intangible Assets
Identifiable intangible assets, net consisted of the following (in thousands):

	Customer Relationships	Trade Names	Total
Net balance as of December 31, 2023	$224,639	$21,013	$245,652
Amortization expense	(19,578)	(2,456)	(22,034)
Net balance as of September 30, 2024	$205,061	$18,557	$223,618
Accumulated amortization of intangible assets was $327.0 million and $305.0 million as of September 30, 2024 and December 31, 2023, respectively.
(6)  Other Current Liabilities
Components of other current liabilities included the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued interest expense	$9,104	$31,960
Accrued unit-based compensation liability	29,703	21,896
Accrued capital expenditures	8,479	13,672
Accrued payroll and benefits	15,142	7,055
Accrued property taxes	9,441	3,729
(7) Derivative Instrument
As of December 31, 2023, we had an interest-rate swap outstanding to manage interest-rate risk associated with the floating-rate Credit Agreement. In August 2024, we elected to terminate the outstanding interest-rate swap. The interest-rate swap’s notional principal amount was $700 million and had an original termination date of December 31, 2025. Under the interest-rate swap, we paid a fixed interest rate of 3.9725% and received floating interest-rate payments that were indexed to the one-month SOFR.

We did not apply hedge accounting to our previously outstanding derivative. Our derivative was carried on the unaudited condensed consolidated balance sheets at fair value and was classified as current or long-term depending on the expected timing of settlement, and gains and losses associated with the derivative instrument were recognized currently in gain (loss) on derivative instrument within the unaudited condensed consolidated statements of operations. Cash flows related to cash settlements for the periods presented were classified as operating activities within the unaudited condensed consolidated statements of cash flows.
The following table summarizes the location and fair value of our derivative instrument on our unaudited condensed consolidated balance sheets (in thousands):

	Assets		Liabilities
Balance Sheet Classification	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Derivative instrument	$—	$5,670	$—	$—
Derivative instrument, long term	—	—	—	4,466
The following table summarizes the location and amounts recognized related to our derivative instrument within our unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Classification	2024	2023	2024	2023
Gain (loss) on derivative instrument	$(6,218)	$3,437	$5,684	$17,987
(8)  Debt Obligations
Our debt obligations, of which there is no current portion, consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Senior Notes 2026, aggregate principal	$—	$725,000
Senior Notes 2027, aggregate principal	750,000	750,000
Senior Notes 2029, aggregate principal	1,000,000	—
Less: deferred financing costs, net of amortization	(20,813)	(10,725)
Total senior notes, net	1,729,187	1,464,275
Revolving credit facility	803,211	871,813
Total long-term debt, net	$2,532,398	$2,336,088
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
As of September 30, 2024, we had outstanding borrowings under the Credit Agreement of $803.2 million and, after accounting for outstanding letters of credit in the amount of $0.5 million, $796.3 million of remaining unused availability, of which, due to restrictions related to compliance with the applicable financial covenants, $641.8 million was available to be drawn. Our weighted-average interest rate in effect for all borrowings under the Credit Agreement for the nine months ended September 30, 2024, was 7.98%, and our weighted-average interest rate under the Credit Agreement as of September 30, 2024, was 7.50%. We pay an annualized commitment fee of 0.375% on the unused portion of the aggregate commitment.
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
As of September 30, 2024, we were in compliance with all of our covenants under the Credit Agreement. For purposes of the above covenants, EBITDA is calculated as set forth in the Credit Agreement.
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
The indenture governing the Senior Notes 2029 (the “2029 Indenture”) contains certain financial covenants that we must comply with in order to make certain restricted payments as described in the 2029 Indenture. As of September 30, 2024, we were in compliance with such financial covenants under the 2029 Indenture.

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
The Defeasance required a cash outlay in the net amount of $748.8 million, which was used to purchase U.S. government securities. These securities generated sufficient cash upon maturity to fund interest payments on the Senior Notes 2026 occurring between the effective date of the Defeasance through April 4, 2024, when the Senior Notes 2026 were redeemed at par, as well as fund the redemption of the Senior Notes 2026 in full. As a result of the Defeasance, we recognized a loss on early extinguishment of debt of $5.0 million for the nine months ended September 30, 2024, which represents the write-off of deferred financing costs of $4.3 million and the difference between (i) the purchase price of U.S. government securities of $748.8 million and (ii) the aggregate outstanding principal balance and accrued interest of the Senior Notes 2026 of $748.1 million at the time of Defeasance.
Senior Notes 2027
On March 7, 2019, the Partnership and Finance Corp co-issued the Senior Notes 2027. The Senior Notes 2027 mature on September 1, 2027, and accrue interest at the rate of 6.875% per year. Interest on the Senior Notes 2027 is payable semi-annually in arrears on each of March 1 and September 1.
The indenture governing the Senior Notes 2027 (the “2027 Indenture”) contains certain financial covenants that we must comply with in order to make certain restricted payments as described in the 2027 Indenture. As of September 30, 2024, we were in compliance with such financial covenants under the 2027 Indenture.
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

The change in Preferred Units outstanding was as follows:

Preferred Units Outstanding
Number of Preferred Units outstanding, December 31, 2023	500,000
Exercise and conversion of Preferred Units into common units	(320,000)
Number of Preferred Units outstanding, September 30, 2024	180,000
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
Cash Distributions
We have declared and paid per-unit quarterly cash distributions to the holders of the Preferred Units of record as follows:

Payment Date	Distribution per Preferred Unit
February 3, 2023	$24.375
May 5, 2023	24.375
August 4, 2023	24.375
November 3, 2023	24.375
Total 2023 distributions	$97.50

February 2, 2024	$24.375
May 3, 2024	24.375
August 2, 2024	24.375
Total 2024 distributions	$73.125
Announced Quarterly Distribution
On October 10, 2024, we declared a cash distribution of $24.375 per unit on our Preferred Units. The distribution was paid on November 1, 2024, to the holders of the Preferred Units of record as of the close of business on October 21, 2024.

Changes in the Preferred Units’ balance are as follows (in thousands):

Preferred Units
Balance as of December 31, 2023	$476,334
Cash distributions on Preferred Units	(19,988)
Exercise and conversion of Preferred Units into common units	(300,700)
Net income allocated to Preferred Units	13,163
Balance as of September 30, 2024	$168,809
(10) Partners’ Deficit
Common Units
The changes in common units outstanding were as follows:

Common Units Outstanding
Number of common units outstanding, December 31, 2023	100,986,011
Issuance of common units under the DRIP	46,018
Exercise and conversion of Preferred Units into common units	15,990,804
Number of common units outstanding, September 30, 2024	117,022,833
As of September 30, 2024, Energy Transfer held 46,056,228 common units, including 8,000,000 common units held by the General Partner and controlled by Energy Transfer.
Cash Distributions
We have declared and paid per-unit quarterly distributions to our limited partner unitholders of record, including holders of our common and phantom units, as follows (dollars in millions, except distribution per unit):

Payment Date	Distribution per Limited Partner Unit	Amount Paid to Common Unitholders	Amount Paid to Phantom Unitholders	Total Distribution
February 3, 2023	$0.525	$51.6	$1.1	$52.7
May 5, 2023	0.525	51.6	1.1	52.7
August 4, 2023	0.525	51.6	1.2	52.8
November 3, 2023	0.525	51.6	1.1	52.7
Total 2023 distributions	$2.10	$206.4	$4.5	$210.9

February 2, 2024	$0.525	$54.1	$1.0	$55.1
May 3, 2024	0.525	61.4	1.0	62.4
August 2, 2024	0.525	61.4	1.0	62.4
Total 2024 distributions	$1.575	$176.9	$3.0	$179.9
Announced Quarterly Distribution
On October 10, 2024, we announced a cash distribution of $0.525 per unit on our common units. The distribution was paid on November 1, 2024, to common unitholders of record as of the close of business on October 21, 2024.
DRIP
During the nine months ended September 30, 2024, distributions of $1.1 million were reinvested under the DRIP resulting in the issuance of 46,018 common units.

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
For the three and nine months ended September 30, 2024, approximately 1,239,000 and 1,145,000 incremental unvested phantom units, respectively, represent the difference between our basic and diluted weighted-average common units outstanding.
For the three months ended September 30, 2023, approximately 1,316,000 and 655,000 incremental unvested phantom units and “in the money” then-outstanding warrants, respectively, represent the difference between our basic and diluted weighted-average common units outstanding. For the nine months ended September 30, 2023, approximately 1,185,000 and 460,000 incremental unvested phantom units and “in the money” then-outstanding warrants, respectively, represent the difference between our basic and diluted weighted-average common units outstanding.
(11) Revenue Recognition
Disaggregation of Revenue
The following table disaggregates our revenue by type of service (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Contract operations revenue	$233,919	$209,841	$686,790	$605,386
Retail parts and services revenue	6,049	7,244	17,767	15,743
Total revenues	$239,968	$217,085	$704,557	$621,129
The following table disaggregates our revenue by timing of provision of services or transfer of goods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Services provided over time:
Primary term	$203,887	$161,293	$593,075	$466,763
Month-to-month	30,032	48,548	93,715	138,623
Total services provided over time	233,919	209,841	686,790	605,386
Services provided or goods transferred at a point in time	6,049	7,244	17,767	15,743
Total revenues	$239,968	$217,085	$704,557	$621,129

Deferred Revenue
We record deferred revenue when cash payments are received or due in advance of our performance. Components of deferred revenue were as follows (in thousands):

	Balance sheet location	September 30, 2024	December 31, 2023
Current (1)	Deferred revenue	$67,896	$62,589
Noncurrent	Other liabilities	7,268	6,000
Total		$75,164	$68,589
________________________________
(1)We recognized $1.3 million and $60.4 million of revenue during the three and nine months ended September 30, 2024, respectively, related to our deferred revenue balance as of December 31, 2023.
Performance Obligations
As of September 30, 2024, the aggregate amount of transaction price allocated to unsatisfied performance obligations related to our contract operations revenue was $1.2 billion. We expect to recognize these remaining performance obligations as follows (in thousands):

	2024 (remainder)	2025	2026	2027	Thereafter	Total
Remaining performance obligations	$194,903	$510,378	$285,849	$157,956	$74,582	$1,223,668
(12) Transactions with Related Parties
We provide natural gas compression and treating services to entities affiliated with Energy Transfer, which as of September 30, 2024, owned approximately 39% of our limited partner interests and 100% of the General Partner.
Revenue recognized from those entities affiliated with Energy Transfer on our unaudited condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Related-party revenues	$13,694	$5,216	$25,249	$15,759
We had approximately $7.2 million and $0 of related-party receivables on our unaudited condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively, from those entities affiliated with Energy Transfer.
(13) Commitments and Contingencies
(a)Major Customers
One customer accounted for approximately 12% of total revenues for the three and nine months ended September 30, 2024, respectively, and 11% of total revenues for the three and nine months ended September 30, 2023, respectively.
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

We currently are protesting certain assessments made by the Oklahoma Tax Commission (“OTC”). In August 2024, the administrative law judge (“ALJ”) assigned by the OTC accepted our position that the transactions are not taxable. The OTC subsequently requested a motion for reconsideration, which was denied by the ALJ. The OTC has requested an “en banc” hearing from the OTC Commissioners, which request is pending. The OTC also has other legal options to challenge this decision, accordingly a final resolution remains pending. If we ultimately lose the current and all subsequent legal challenges, we estimate that the range of losses we could incur is from $0 to approximately $30.3 million, including penalties and interest.
Our U.S. federal income tax returns for the years 2019 and 2020 currently are under examination by the Internal Revenue Service (“IRS”). The IRS has issued preliminary partnership examination changes, along with imputed underpayment computations, for the 2019 and 2020 tax years. Under the Bipartisan Budget Act of 2015, there are several procedural steps, including an appeals process, to complete before a final imputed underpayment, if any, is determined. Based on discussions with the IRS, we estimate a potential range of loss from a final imputed underpayment of $0 to approximately $28.0 million, including interest, for potential adjustments resulting from the IRS examinations. Once a final partnership imputed underpayment, if any, is determined, our General Partner may elect to either pay the imputed underpayment (including any applicable penalties and interest) directly to the IRS or, if eligible, issue a revised information statement to each unitholder, and former unitholder, with respect to an audited and adjusted return.
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
In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 improves and enhances reportable segment disclosure requirements, including new disclosures related to significant segment expenses. The amendments in this update are effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024, with early adoption permitted. ASU 2023-07 is to be applied on a retrospective basis. ASU 2023-07 will require additional disclosures in the notes to our consolidated financial statements.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Increase	2024	2023	Increase
Fleet horsepower (at period end) (1)	3,862,445	3,735,490	3.4%	3,862,445	3,735,490	3.4%
Total available horsepower (at period end) (2)	3,867,621	3,836,120	0.8%	3,867,621	3,836,120	0.8%
Revenue-generating horsepower (at period end) (3)	3,570,508	3,395,630	5.2%	3,570,508	3,395,630	5.2%
Average revenue-generating horsepower (4)	3,560,891	3,356,008	6.1%	3,516,460	3,302,354	6.5%
Average revenue per revenue-generating horsepower per month (5)	$20.60	$19.10	7.9%	$20.28	$18.65	8.7%
Revenue-generating compression units (at period end)	4,270	4,251	0.4%	4,270	4,251	0.4%
Average horsepower per revenue-generating compression unit (6)	834	795	4.9%	827	787	5.1%
Horsepower utilization (7):
At period end	94.4%	93.9%	0.5%	94.4%	93.9%	0.5%
Average for the period (8)	94.6%	93.6%	1.0%	94.7%	93.2%	1.5%
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
(7)Horsepower utilization is calculated as (i) the sum of (a) revenue-generating horsepower, (b) horsepower in our fleet that is under contract but is not yet generating revenue, and (c) horsepower not yet in our fleet that is under contract but not yet generating revenue and that is expected to be delivered, divided by (ii) total available horsepower less idle horsepower that is under repair. Horsepower utilization based on revenue-generating horsepower and fleet horsepower as of September 30, 2024 and 2023, was 92.4% and 90.9%, respectively.
(8)Calculated as the average utilization for the months in the period based on utilization at the end of each month in the period. Average horsepower utilization based on revenue-generating horsepower and fleet horsepower for the three months ended September 30, 2024 and 2023, was 92.3% and 90.0%, respectively. Average horsepower utilization based on revenue-generating horsepower and fleet horsepower for the nine months ended September 30, 2024 and 2023, was 91.5% and 88.7%, respectively.
The 3.4% increase in fleet horsepower as of September 30, 2024, compared to September 30, 2023, primarily was driven by new compression units added to our fleet to meet incremental demand from customers for our compression services.
The increases in revenue-generating horsepower, average horsepower per revenue-generating compression unit, horsepower utilization, and horsepower utilization based on revenue-generating horsepower and fleet horsepower as of and for the three and nine months ended September 30, 2024, compared to September 30, 2023, primarily were driven by the addition and deployment of new, and redeployment of existing, large-horsepower compression units due to increased demand for our services commensurate with an overall increase in crude oil and natural gas produced within the U.S.
The 7.9% and 8.7% increases in average revenue per revenue-generating horsepower per month for the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, primarily were due to higher market-based rates on newly deployed and redeployed compression units, and CPI-based and other market-based price increases on existing customer contracts that occur as market conditions permit.

Financial Results of Operations
Three months ended September 30, 2024, compared to the three months ended September 30, 2023
The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Increase
	2024	2023	(Decrease)
Revenues:
Contract operations	$220,518	$204,716	7.7%
Parts and service	5,756	7,153	(19.5)%
Related party	13,694	5,216	162.5%
Total revenues	239,968	217,085	10.5%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	81,814	74,928	9.2%
Depreciation and amortization	67,237	64,101	4.9%
Selling, general, and administrative	15,364	20,085	(23.5)%
Gain on disposition of assets	(123)	(3,865)	*
Impairment of compression equipment	—	882	*
Total costs and expenses	164,292	156,131	5.2%
Operating income	75,676	60,954	24.2%
Other income (expense):
Interest expense, net	(49,361)	(43,257)	14.1%
Gain (loss) on derivative instrument	(6,218)	3,437	*
Other	23	23	—%
Total other expense	(55,556)	(39,797)	39.6%
Net income before income tax expense	20,120	21,157	(4.9)%
Income tax expense	793	255	211.0%
Net income	$19,327	$20,902	(7.5)%
________________________________
*Not meaningful
Contract operations revenue. The $15.8 million increase in contract operations revenue for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily was due to (i) a 7.9% increase in average revenue per revenue-generating horsepower per month, as a result of higher market-based rates on newly deployed and redeployed compression units, and CPI-based and other market-based price increases on existing customer contracts that occur as market conditions permit and (ii) a 6.1% increase in average revenue-generating horsepower as a result of increased demand for our services, commensurate with an overall increase in crude oil and natural gas produced within the U.S., partially offset by (iii) a $5.0 million decrease in contract operations revenue from existing customers acquired by Energy Transfer since the previous period that are now classified as related-party revenue in the current period and (iv) a $3.5 million decrease in revenue attributable to natural gas treating services.
Average revenue per revenue-generating horsepower per month associated with our compression services provided on a month-to-month basis did not differ significantly from the average revenue per revenue-generating horsepower per month associated with our compression services provided under contracts in their primary term during the period.
Parts and service revenue. The $1.4 million decrease in parts and service revenue for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily was due to a decrease in maintenance work performed on units at customer locations that are outside the scope of our core maintenance activities and that are offered as a convenience, and in directly reimbursable freight and crane charges that are the financial responsibility of the customers. Demand for retail parts and services fluctuates from period to period based on varying customer needs.
Related-party revenue. Related-party revenue was earned through related-party transactions that occur in the ordinary course of business with various affiliated entities of Energy Transfer. The $8.5 million increase in related-party revenue for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily was due to revenue recognized from existing customers acquired by Energy Transfer since the previous period that are now classified as related-party revenue in the current period.
Cost of operations, exclusive of depreciation and amortization. The $6.9 million increase in cost of operations, exclusive of depreciation and amortization, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily was due to (i) a $3.7 million increase in direct labor costs due to increased headcount associated with increased revenue-generating horsepower and higher employee costs, (ii) a $3.7 million increase in direct expenses, primarily driven by increased parts expense, (iii) a $0.6 million increase in indirect expenses, and (iv) a $0.6 million increase in non-income taxes, partially offset by (v) a $1.1 million decrease in retail parts and service expenses, for which a corresponding decrease in parts and service revenue also occurred, and (vi) a $0.6 million decrease in outside maintenance costs due to reduced use of third-party labor during the current period.
The increases in direct expenses, indirect expenses, and non-income taxes are primarily due to increased revenue-generating horsepower.
Depreciation and amortization expense. The $3.1 million increase in depreciation and amortization expense for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily was due to (i) overhauls and major improvements to compression units and (ii) new trucks added to our vehicle fleet.
Selling, general, and administrative expense. The $4.7 million decrease in selling, general, and administrative expense for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily was due to a $5.4 million decrease in unit-based compensation expense, attributable to mark-to-market changes to our unit-based compensation liability that occurred as a result of changes to our per-unit trading price as of September 30, 2024.
Gain on disposition of assets. The $3.9 million gain on disposition of assets for the three months ended September 30, 2023 primarily was due to the sale of certain natural gas treating assets to an existing customer.
Impairment of compression equipment. The $0.9 million impairment of compression equipment for the three months ended September 30, 2023 primarily resulted from our evaluation of the future deployment of our idle fleet under then-current market conditions. The primary circumstances supporting this impairment were: (i) unmarketability of certain compression units into the foreseeable future, (ii) excessive maintenance costs associated with certain fleet assets, and (iii) prohibitive retrofitting costs that likely would prevent certain compression units from securing customer acceptance. These compression units were written down to their estimated salvage values, if any.
As a result of our evaluation during the three months ended September 30, 2023, we retired three compression units representing approximately 2,100 of aggregate horsepower that previously were used to provide compression services in our business.
No impairment of compression equipment was recorded for the three months ended September 30, 2024.
Interest expense, net. The $6.1 million increase in interest expense, net for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily was due to increased aggregate borrowings and higher aggregate weighted-average interest rates under the Credit Agreement and refinanced senior notes.
Gain (loss) on derivative instrument. The $6.2 million loss on derivative instrument for the three months ended September 30, 2024, and the $3.4 million gain on derivative instrument for the three months ended September 30, 2023, resulted from the change in fair value of the interest-rate swap due to changes in the interest-rate forward curve and cash received during the respective periods.
Income tax expense. The $0.5 million increase in income tax expense for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily was related to deferred income taxes associated with the Texas Margin Tax.

Nine months ended September 30, 2024, compared to the nine months ended September 30, 2023
The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Nine Months Ended September 30,		Increase
	2024	2023	(Decrease)
Revenues:
Contract operations	$662,265	$590,237	12.2%
Parts and service	17,043	15,133	12.6%
Related party	25,249	15,759	60.2%
Total revenues	704,557	621,129	13.4%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	235,048	211,515	11.1%
Depreciation and amortization	195,801	183,626	6.6%
Selling, general, and administrative	52,364	54,136	(3.3)%
Loss (gain) on disposition of assets	1,113	(3,932)	*
Impairment of compression equipment	311	12,346	*
Total costs and expenses	484,637	457,691	5.9%
Operating income	219,920	163,438	34.6%
Other income (expense):
Interest expense, net	(144,855)	(125,092)	15.8%
Loss on debt extinguishment	(4,966)	—	*
Gain on derivative instrument	5,684	17,987	(68.4)%
Other	83	104	(20.2)%
Total other expense	(144,054)	(107,001)	34.6%
Net income before income tax expense	75,866	56,437	34.4%
Income tax expense	1,728	1,010	71.1%
Net income	$74,138	$55,427	33.8%
________________________________
*Not meaningful
Contract operations revenue. The $72.0 million increase in contract operations revenue for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily was due to (i) an 8.7% increase in average revenue per revenue-generating horsepower per month, as a result of higher market-based rates on newly deployed and redeployed compression units, and CPI-based and other market-based price increases on existing customer contracts that occur as market conditions permit and (ii) a 6.5% increase in average revenue-generating horsepower as a result of increased demand for our services, commensurate with an overall increase in crude oil and natural gas produced within the U.S., partially offset by (iii) a $5.1 million decrease in revenue attributable to natural gas treating services.
Average revenue per revenue-generating horsepower per month associated with our compression services provided on a month-to-month basis did not differ significantly from the average revenue per revenue-generating horsepower per month associated with our compression services provided under contracts in their primary term during the period.
Parts and service revenue. The $1.9 million increase in parts and service revenue for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily was due to an increase in maintenance work performed on units at customer locations that are outside the scope of our core maintenance activities and that are offered as a convenience, and in directly reimbursable freight and crane charges that are the financial responsibility of the customers. Demand for retail parts and services fluctuates from period to period based on varying customer needs.
Related-party revenue. Related-party revenue was earned through related-party transactions that occur in the ordinary course of business with various affiliated entities of Energy Transfer. The $9.5 million increase in related-party revenue for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily was due to (i) revenue recognized from existing customers acquired by Energy Transfer since the previous period that are now classified as related-party revenue in the current period and (ii) an increase in revenues attributable to natural gas treating services driven by increased demand for these services from entities affiliated with Energy Transfer.
Cost of operations, exclusive of depreciation and amortization. The $23.5 million increase in cost of operations, exclusive of depreciation and amortization, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily was due to (i) a $13.6 million increase in direct labor costs due to increased headcount associated with increased revenue-generating horsepower and higher employee costs, (ii) a $9.9 million increase in direct expenses, primarily driven by increased parts and fluids expenses, (iii) a $1.8 million increase in indirect expenses, (iv) a $1.5 million increase in non-income taxes, and (v) a $0.8 million increase in retail parts and service expenses, for which a corresponding increase in parts and service revenue also occurred, partially offset by (vi) a $4.1 million decrease in outside maintenance costs due to reduced use of third-party labor during the current period.
The increases in direct expenses, indirect expenses, and non-income taxes are primarily due to increased revenue-generating horsepower.
Depreciation and amortization expense. The $12.2 million increase in depreciation and amortization expense for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily was due to (i) overhauls and major improvements to compression units and (ii) new trucks added to our vehicle fleet.
Selling, general, and administrative expense. The $1.8 million decrease in selling, general, and administrative expense for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily was due to (i) a $6.7 million decrease in unit-based compensation expense, attributable to mark-to-market changes to our unit-based compensation liability that occurred as a result of changes to our per-unit trading price as of September 30, 2024, partially offset by (ii) a $3.2 million increase in professional fees primarily related to an initiative to improve business performance and (iii) a $0.9 million increase in employee-related expenses driven by increased headcount.
Loss (gain) on disposition of assets. The $3.9 million gain on disposition of assets for the nine months ended September 30, 2023 primarily was due to the sale of certain natural gas treating assets to an existing customer.
Impairment of compression equipment. The $0.3 million and $12.3 million impairments of compression equipment for the nine months ended September 30, 2024 and 2023, respectively, primarily resulted from our evaluation of the future deployment of idle fleet assets under then-current market conditions. The primary circumstances supporting these impairments were: (i) unmarketability of certain compression units into the foreseeable future, (ii) excessive maintenance costs associated with certain fleet assets, and (iii) prohibitive retrofitting costs that likely would prevent certain compression units from securing customer acceptance. These compression units were written down to their estimated salvage values, if any.
As a result of our evaluations during the nine months ended September 30, 2024 and 2023, we retired two and 42 compression units, respectively, with approximately 1,300 and 37,700 aggregate horsepower, respectively, that previously were used to provide compression services in our business.
Interest expense, net. The $19.8 million increase in interest expense, net for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily was due to increased aggregate borrowings and higher aggregate weighted-average interest rates under the Credit Agreement and refinanced senior notes.
Loss on extinguishment of debt. The $5.0 million loss on extinguishment of debt for the nine months ended September 30, 2024 resulted from the satisfaction and discharge of the Senior Notes 2026, which constituted a legal defeasance under GAAP (the “Defeasance”). This loss consists of the write-off of deferred financing costs of $4.3 million and the difference between (i) the purchase price of U.S. government securities of $748.8 million, which were used for the Defeasance, and (ii) the aggregate outstanding principal balance and accrued interest of the Senior Notes 2026 of $748.1 million at the time of Defeasance. For additional information regarding the Defeasance of the Senior Notes 2026, see Note 8 to our unaudited condensed consolidated financial statements under Part I, Item 1 “Financial Statements” of this report.
Gain on derivative instrument. The $5.7 million and $18.0 million gains on derivative instrument for the nine months ended September 30, 2024 and 2023, respectively, resulted from the change in fair value of the interest-rate swap due to changes in the interest-rate forward curve and cash received during the respective periods.
Income tax expense. The $0.7 million increase in income tax expense for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily was related to deferred income taxes associated with the Texas Margin Tax.

Other Financial Data
The following table summarizes other financial data for the periods presented (dollars in thousands):

Other Financial Data: (1)	Three Months Ended September 30,					Nine Months Ended September 30,
	2024		2023		Increase	2024		2023		Increase
Gross margin	$90,917		$78,056		16.5%	$273,708		$225,988		21.1%
Adjusted gross margin	$158,154		$142,157		11.3%	$469,509		$409,614		14.6%
Adjusted gross margin percentage (2)	65.9%		65.5%		0.4%	66.6%		65.9%		0.7%
Adjusted EBITDA	$145,690		$130,164		11.9%	$428,758		$373,323		14.8%
Adjusted EBITDA percentage (2)	60.7%		60.0%		0.7%	60.9%		60.1%		0.8%
DCF	$86,606		$71,574		21.0%	$259,058		$201,225		28.7%
DCF Coverage Ratio	1.41	x	1.39	x	1.4%	1.41	x	1.30	x	8.5%
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
Gross margin. The $12.9 million increase in gross margin for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, was due to (i) a $22.9 million increase in revenues, offset by (ii) a $6.9 million increase in cost of operations, exclusive of depreciation and amortization, and (iii) a $3.1 million increase in depreciation and amortization.
The $47.7 million increase in gross margin for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was due to (i) an $83.4 million increase in revenues, offset by (ii) a $23.5 million increase in cost of operations, exclusive of depreciation and amortization, and (iii) a $12.2 million increase in depreciation and amortization.
Adjusted gross margin. The $16.0 million increase in Adjusted gross margin for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, was due to a $22.9 million increase in revenues, offset by a $6.9 million increase in cost of operations, exclusive of depreciation and amortization.
The $59.9 million increase in Adjusted gross margin for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was due to an $83.4 million increase in revenues, offset by a $23.5 million increase in cost of operations, exclusive of depreciation and amortization.
Adjusted EBITDA. The $15.5 million increase in Adjusted EBITDA for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily was due to a $16.0 million increase in Adjusted gross margin, partially offset by a $0.7 million increase in selling, general, and administrative expenses, excluding unit-based compensation expense, transaction expenses, and severance charges.
The $55.4 million increase in Adjusted EBITDA for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily was due to a $59.9 million increase in Adjusted gross margin, partially offset by a $4.7 million increase in selling, general and administrative expenses, excluding unit-based compensation expense, transaction expenses, and severance charges.
DCF. The $15.0 million increase in DCF for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily was due to (i) a $16.0 million increase in Adjusted gross margin and (ii) a $7.8 million decrease in distributions on Preferred Units following the conversion of 320,000 Preferred Units into 15,990,804 common units during 2024, partially offset by (iii) a $5.7 million increase in cash interest expense, net, (iv) a $2.0 million increase in maintenance capital expenditures, (v) a $0.7 million increase in selling, general, and administrative expenses, excluding unit-based compensation expense, transaction expenses, and severance charges, and (vi) a $0.5 million decrease in cash received on derivative instrument.
The $57.8 million increase in DCF for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily was due to (i) a $59.9 million increase in Adjusted gross margin, (ii) a $23.4 million decrease in distributions on Preferred Units following the conversion of 320,000 Preferred Units into 15,990,804 common units during 2024, and (iii) a $3.1 million increase in cash received on derivative instrument, partially offset by (iv) an $18.7 million increase in cash interest expense, net, (v) a $5.2 million increase in maintenance capital expenditures, and (vi) a $4.7 million increase in selling, general and administrative expenses, excluding unit-based compensation expense, transaction expenses, and severance charges.
For additional information regarding the conversion of the Preferred Units, see Note 9 to our unaudited condensed consolidated financial statements under Part I, Item 1 “Financial Statements” of this report.
DCF Coverage Ratio. The increases in DCF Coverage Ratio for the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, was due to the increase in DCF for each period, partially offset by increased distributions due to an increase in the number of common units, largely attributable to the conversion of 320,000 Preferred Units into 15,990,804 common units during 2024 and the conversion of warrants into 2,360,488 common units in November 2023.
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
We classify capital expenditures as maintenance or expansion on an individual-asset basis. Over the long term, we expect that our maintenance capital expenditure requirements will continue to increase as the overall size and age of our fleet increases. Our aggregate maintenance capital expenditures for the nine months ended September 30, 2024 and 2023, were $23.8 million and $18.6 million, respectively. We currently plan to spend between $27.0 million and $30.0 million in maintenance capital expenditures for the year 2024, including parts consumed from inventory.
Without giving effect to any equipment that we may acquire pursuant to any future acquisitions, we currently plan to spend between $240.0 million and $250.0 million in expansion capital expenditures for the year 2024. Our expansion capital expenditures for the nine months ended September 30, 2024 and 2023, were $205.9 million and $185.3 million, respectively.

Cash Flows
The following table summarizes our sources and uses of cash for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$211,139	$180,281
Net cash used in investing activities	(175,094)	(153,391)
Net cash used in financing activities	(35,977)	(26,919)
Net cash provided by operating activities. The $30.9 million increase in net cash provided by operating activities for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily was due to (i) an increase in cash flows from a $59.9 million increase in Adjusted gross margin and (ii) a $7.6 million decrease in cash paid for interest, net of capitalized amounts, driven by the Defeasance of the Senior Notes 2026, partially offset by (iii) a $39.0 million increase in inventory purchases.
Net cash used in investing activities. The $21.7 million increase in net cash used in investing activities for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was due to (i) a $16.8 million increase in capital expenditures, for purchases of new compression units, overhauls and major improvements, and purchases of other equipment, (ii) a $4.4 million decrease in proceeds from disposition of property and equipment, and (iii) a $0.5 million decrease in proceeds from insurance recovery.
Net cash used in financing activities. The $9.1 million increase in net cash used in financing activities for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily was due to (i) a $748.8 million increase in investments in government securities purchased in connection with the Defeasance of the Senior Notes 2026, (ii) a $235.7 million decrease in net borrowings under the Credit Agreement, (iii) an $18.2 million increase in deferred financing costs driven by the issuance of the Senior Notes 2029, and (iv) a $22.1 million increase in common unit distributions, partially offset by (v) a $1.0 billion increase in proceeds from issuance of the Senior Notes 2029 and (vi) a $16.6 million decrease in Preferred Unit distributions.
Revolving Credit Facility
As of September 30, 2024, we had outstanding borrowings under the Credit Agreement of $803.2 million and, after accounting for outstanding letters of credit in the amount of $0.5 million, $796.3 million of remaining unused availability, of which, due to restrictions related to compliance with the applicable financial covenants, $641.8 million was available to be drawn. As of September 30, 2024, we were in compliance with all of our covenants under the Credit Agreement.
As of October 31, 2024, we had outstanding borrowings under the Credit Agreement of $831.8 million and outstanding letters of credit of $0.5 million.
For a more detailed description of the Credit Agreement, see Note 8 to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this report and Note 10 to the consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” included in our 2023 Annual Report.
Senior Notes
As of September 30, 2024, we had $750.0 million and $1.0 billion aggregate principal amount outstanding on our Senior Notes 2027 and Senior Notes 2029, respectively.
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
Derivative Instrument
During the three months ended September 30, 2024, we elected to terminate an interest-rate swap we previously used to manage interest-rate risk associated with the floating-rate Credit Agreement, see Note 7 to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this report for additional information on this interest-rate swap and termination.
DRIP
During the nine months ended September 30, 2024, distributions of $1.1 million were reinvested under the DRIP resulting in the issuance of 46,018 common units. Such distributions are treated as non-cash transactions in the accompanying unaudited condensed consolidated statements of cash flows included under Part I, Item 1 “Financial Statements” of this report.
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
The following table reconciles Adjusted gross margin to gross margin, its most directly comparable GAAP financial measure, for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total revenues	$239,968	$217,085	$704,557	$621,129
Cost of operations, exclusive of depreciation and amortization	(81,814)	(74,928)	(235,048)	(211,515)
Depreciation and amortization	(67,237)	(64,101)	(195,801)	(183,626)
Gross margin	$90,917	$78,056	$273,708	$225,988
Depreciation and amortization	67,237	64,101	195,801	183,626
Adjusted gross margin	$158,154	$142,157	$469,509	$409,614

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

The following table reconciles Adjusted EBITDA to net income and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$19,327	$20,902	$74,138	$55,427
Interest expense, net	49,361	43,257	144,855	125,092
Depreciation and amortization	67,237	64,101	195,801	183,626
Income tax expense	793	255	1,728	1,010
EBITDA	$136,718	$128,515	$416,522	$365,155
Unit-based compensation expense (1)	2,669	8,024	11,000	17,652
Transaction expenses (2)	(15)	—	156	—
Severance charges	223	45	374	89
Loss (gain) on disposition of assets	(123)	(3,865)	1,113	(3,932)
Loss on extinguishment of debt (3)	—	—	4,966	—
Loss (gain) on derivative instrument	6,218	(3,437)	(5,684)	(17,987)
Impairment of compression equipment (4)	—	882	311	12,346
Adjusted EBITDA	$145,690	$130,164	$428,758	$373,323
Interest expense, net	(49,361)	(43,257)	(144,855)	(125,092)
Non-cash interest expense	2,251	1,819	6,503	5,460
Income tax expense	(793)	(255)	(1,728)	(1,010)
Transaction expenses	15	—	(156)	—
Severance charges	(223)	(45)	(374)	(89)
Cash received on derivative instrument	2,000	2,528	6,888	3,744
Other	330	(65)	427	(46)
Changes in operating assets and liabilities	(51,428)	(40,817)	(84,324)	(76,009)
Net cash provided by operating activities	$48,481	$50,072	$211,139	$180,281
________________________________
(1)For the three and nine months ended September 30, 2024, unit-based compensation expense included $1.0 million and $3.0 million, respectively, of cash payments related to quarterly payments of DERs on outstanding phantom unit awards. For the three and nine months ended September 30, 2023, unit-based compensation expense included $1.1 million and $3.3 million, respectively, of cash payments related to quarterly payments of DERs on outstanding phantom unit awards. The remainder of unit-based compensation expense for all periods was related to non-cash adjustments to the unit-based compensation liability.
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

The following table reconciles DCF to net income and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$19,327	$20,902	$74,138	$55,427
Non-cash interest expense	2,251	1,819	6,503	5,460
Depreciation and amortization	67,237	64,101	195,801	183,626
Non-cash income tax expense	330	(65)	427	(46)
Unit-based compensation expense (1)	2,669	8,024	11,000	17,652
Transaction expenses (2)	(15)	—	156	—
Severance charges	223	45	374	89
Loss (gain) on disposition of assets	(123)	(3,865)	1,113	(3,932)
Loss on extinguishment of debt (3)	—	—	4,966	—
Change in fair value of derivative instrument	8,218	(909)	1,204	(14,243)
Impairment of compression equipment (4)	—	882	311	12,346
Distributions on Preferred Units (5)	(4,388)	(12,188)	(13,163)	(36,563)
Maintenance capital expenditures (6)	(9,123)	(7,172)	(23,772)	(18,591)
DCF	$86,606	$71,574	$259,058	$201,225
Maintenance capital expenditures	9,123	7,172	23,772	18,591
Transaction expenses	15	—	(156)	—
Severance charges	(223)	(45)	(374)	(89)
Distributions on Preferred Units	4,388	12,188	13,163	36,563
Changes in operating assets and liabilities	(51,428)	(40,817)	(84,324)	(76,009)
Net cash provided by operating activities	$48,481	$50,072	$211,139	$180,281
________________________________
(1)For the three and nine months ended September 30, 2024, unit-based compensation expense included $1.0 million and $3.0 million, respectively, of cash payments related to quarterly payments of DERs on outstanding phantom unit awards. For the three and nine months ended September 30, 2023, unit-based compensation expense included $1.1 million and $3.3 million, respectively, of cash payments related to quarterly payments of DERs on outstanding phantom unit awards. The remainder of unit-based compensation expense for all periods was related to non-cash adjustments to the unit-based compensation liability.
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

The following table summarizes our DCF Coverage Ratio for the periods presented (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
DCF	$86,606		$71,574		$259,058		$201,225

Distributions for DCF Coverage Ratio (1)	$61,437		$51,608		$184,288		$154,789

DCF Coverage Ratio	1.41	x	1.39	x	1.41	x	1.30	x
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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to any natural gas or crude oil in connection with our rendered services, and accordingly, we do not bear direct exposure to fluctuating commodity prices. However, the demand for our compression services depends on the continued demand for, and production of, natural gas and crude oil. Sustained low natural gas or crude oil prices over the long term could result in a decline in the production of natural gas or crude oil, which could result in reduced demand for our compression services. We do not intend to hedge our indirect exposure to fluctuating commodity prices. A one percent decrease in average revenue-generating horsepower during the nine months ended September 30, 2024 would result in an annual decrease of approximately $8.6 million and $5.7 million in our revenue and Adjusted gross margin, respectively. Adjusted gross margin is a non-GAAP financial measure. For a reconciliation of Adjusted gross margin to gross margin, its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” of this report.
Interest Rate Risk
We are exposed to market risk due to variable interest rates under the Credit Agreement.
As of September 30, 2024, we had $803.2 million of variable-rate indebtedness outstanding at a weighted-average interest rate of 7.50%. Based on our September 30, 2024 variable-rate indebtedness outstanding, a one percent increase or decrease, respectively, in the effective interest rate would result in an annual increase or decrease, respectively, in our interest expense of approximately $8.0 million.
For further information regarding our exposure to interest rate fluctuations on our debt obligations, see Note 8 to our unaudited condensed consolidated financial statements under Part I, Item 1 “Financial Statements” of this report.
In August 2024, we elected to terminate an interest-rate swap we previously used to manage interest-rate risk associated with the floating-rate Credit Agreement, see Note 7 to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this report for additional information on this interest-rate swap and termination.
Credit Risk
Our credit exposure generally relates to receivables for services provided. If any significant customer of ours should have credit or financial problems resulting in a delay or failure to pay the amount it owes us, it could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

ITEM 4.    Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024, at the reasonable assurance level.
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
ITEM 5.    Other Information
In connection with our recent announcement of the implementation of an Energy Transfer LP shared services model, including with respect to Human Resources, and the impact of such announcement on his current role, Sean T. Kimble, our Vice President, Human Resources, and the Partnership mutually determined that it would be in the best interest of the Partnership and Mr. Kimble to terminate his employment with the Partnership. As such, on October 31, 2024, the Partnership issued a letter, pursuant to Section 6(b) of his employment agreement with a subsidiary of our General Partner, dated July 1, 2016 (the “Kimble Employment Agreement”) informing Mr. Kimble that his employment was being terminated effective as of December 6, 2024. In that letter, the Partnership expressed its appreciation to Mr. Kimble for his years of dedicated service and significant contributions to the Partnership and wished him well in his future endeavors.
In connection with Mr. Kimble’s departure, Mr. Kimble and the Partnership intend to enter into a Restrictive Covenant and Separation Agreement and Full Release of Claims (the “Kimble Separation Agreement”). The Kimble Separation Agreement will become effective after execution and the expiration of a seven (7) day revocation period. The Kimble Separation Agreement will provide for the following: (i) a separation payment of $972,088 (the “Separation Payment”), less all required governmental payroll deductions and withholdings, which amount primarily consists of amounts owed to Mr. Kimble pursuant to the Kimble Employment Agreement; (ii) earned but unused paid time off as of December 6, 2024; and (iii) a lump-sum payment equal to the full cost of the premium for twenty-four (24) months of health insurance coverage under the Partnership’s health insurance plan.
The Kimble Separation Agreement will include, among other things, (i) a standard release of claims in favor of our General Partner, its parent entities, specifically including Energy Transfer, and their respective past and present subsidiaries, affiliates, partners, directors, officers, owners, shareholders, employees, benefit plans, benefit plan fiduciaries, predecessors, joint employers, successor employers and agents; (ii) a restrictive covenant provision whereby Mr. Kimble acknowledges obligations with respect to competition and solicitation of customers and employees; (iii) a mutual non-disparagement clause (applicable to officers and directors of the General Partner); (iv) a confirmation and acknowledgement by Mr. Kimble of his obligations with respect to proprietary and confidential information; and (v) a (24) twenty-four-month cooperation clause.

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
101.1*
The following materials from USA Compression Partners, LP’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) our unaudited condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, (ii) our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023, (iii) our unaudited condensed consolidated statements of changes in partners’ capital (deficit) for the nine months ended September 30, 2024 and 2023, (iv) our unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023, and (v) the related notes to our unaudited condensed consolidated financial statements.

104*	The cover page from this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, formatted in Inline XBRL (included with Exhibit 101.1)
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

USA COMPRESSION PARTNERS, LP

		By:	USA Compression GP, LLC its General Partner

Date:	November 5, 2024	By:	/s/ G. Tracy Owens
G. Tracy Owens
Vice President of Finance and Chief Accounting Officer (Principal Financial and Accounting Officer)