Form 10-K
period 2024-12-31
USA Compression Partners, LP
filed 2025-02-11
CIK 1522727

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 001-35779
USA Compression Partners, LP
(Exact name of registrant as Specified in its charter)

Delaware	75-2771546
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8117 Preston Road, Suite 510A
Dallas, Texas 75225
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of common units held by non-affiliates of the registrant as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter was $1.7 billion. This calculation does not reflect a determination that such persons are affiliates for any other purpose.
As of February 6, 2025, there were 117,528,971 common units outstanding.
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
•our ability to realize the anticipated benefits of the shared services integration with Energy Transfer;
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
As of December 31, 2024, we had 3,862,102 horsepower in our fleet. We provide compression services to our customers primarily in connection with infrastructure applications, including both allowing for the processing and transportation of natural gas through the domestic pipeline system and enhancing crude oil production through artificial lift processes. As such, our compression services play a critical role in the production, processing, and transportation of both natural gas and crude oil.
We have focused our compression services in unconventional resource plays throughout the U.S., including the Utica, Marcellus, Permian, Denver-Julesburg, Eagle Ford, Mississippi Lime, Granite Wash, Woodford, Barnett, and Haynesville. According to studies promulgated by the EIA, the production and transportation volumes in these unconventional plays, namely tight oil and gas shale plays, are expected to collectively increase over the long term. Furthermore, changes in production volumes and pressures of shale plays over time require a wider range of compression service levels than in conventional basins. We believe we are well-positioned to meet these changing operating conditions due to the operational design flexibility inherit within our compression-unit fleets.
Our business includes compression services serving infrastructure applications, including centralized natural gas gathering systems and processing facilities, which utilize large-horsepower compression units and also gas lift applications on crude oil wells targeted by horizontal drilling techniques. Gas lift is a process by which natural gas is injected into the production tubing of an existing producing well to reduce hydrostatic pressure and allow the oil to flow at a higher rate. This process, and other artificial-lift technologies are critical to the enhancement of oil production from horizontal wells operating in tight shale plays.
We operate a fleet of compression units with an average age of approximately 12 years and a useful life that could potentially extend decades when properly maintained. We acquire our compression units primarily from third-party fabricators who build the units to our specifications, utilizing specific components from original equipment manufacturers and assembling the units in a manner that provides us the ability to meet certain operating condition thresholds. Our standard new-build compression units generally are configured for multiple compression stages, which allows us to operate our units across a broad range of operating conditions. The design flexibility of our units, particularly in midstream applications, allows us to enter into longer-term contracts and reduces the redeployment risk of our horsepower in the field. Our modern and standardized fleet, decentralized field level operating structure and technical proficiency in predictive and preventive maintenance and overhaul operations have enabled us to achieve average service run times consistently at or above the levels required by our customers and maintain high overall utilization rates for our fleet.
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
We provide compression services to our customers under fixed-fee contracts with initial contract terms that typically range from six months to five years, depending on the application and location of the compression unit. We typically continue to provide compression services at a specific location beyond the initial contract term, either through contract renewal or on a month-to-month or longer basis. We primarily enter into fixed-fee contracts whereby our customers are required to pay our monthly fee even during periods of limited or disrupted throughput, which enhances the stability and predictability of our cash flows. We bill most of our customers in advance of the service date and also typically utilize annual inflation adjustments in our term contracts. We are not directly exposed to commodity price risk because we do not take title to the natural gas or crude oil involved in our services and because the natural gas used as fuel by our compression units is supplied by our customers without cost to us.
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
Our Relationship with Energy Transfer LP
In late 2024, we began implementing a shared services model with the owner of our General Partner, Energy Transfer. Under this model, we will share personnel and resources in certain departments, including information technology, accounting, and human resources. We believe this will increase efficiencies and support across our organization, while simultaneously reducing administrative costs.
As of February 6, 2025, Energy Transfer owned 100% of the membership interest in our General Partner and 46,056,228 of our common units, which constituted a 39% limited partner interest in us. Given the significant ownership, we believe Energy Transfer will be motivated to promote and support the successful execution of the shared services model, as well as our overall business strategy.
For additional information on our related party transactions with entities affiliated with Energy Transfer, see Note 14 to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data”.
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
Our Compression Fleet
The fleet of compression units that we own and use to provide compression services consists of specially engineered compression units that utilize standardized components, principally engines manufactured by Caterpillar Inc. and compressor frames and cylinders manufactured by Ariel Corporation. Our units can be rapidly and cost effectively modified for specific customer applications. As of December 31, 2024, the average age of our compression units was approximately 12 years. Our modern, standardized compression unit fleet is powered primarily by the Caterpillar 3400, 3500, and 3600 engine classes, which range from 400 to 5,000 horsepower per unit. These larger-horsepower units, which we define as 400 horsepower per unit or greater, represented 87.2% of our total fleet horsepower (including compression units on order) as of December 31, 2024. The remainder of our fleet consists of smaller-horsepower units ranging from 40 horsepower to 399 horsepower that are used primarily in gas lift applications. We believe the average age and overall composition of our compressor fleet result in fewer mechanical failures, lower fuel usage, and reduced environmental emissions.

The following table provides a summary of our compression units by horsepower as of December 31, 2024:

Unit Horsepower	Fleet Horsepower	Number of Units	Horsepower on Order (1)	Number of Units on Order (1)	Total Horsepower	Number of Units	Percent of Total Horsepower	Percent of Units
Small horsepower
<400	495,258	2,908	—	—	495,258	2,908	12.8%	54.0%
Large horsepower
≥400 and <1,000	419,980	720	—	—	419,980	720	10.8%	13.4%
≥1,000	2,946,864	1,752	10,000	4	2,956,864	1,756	76.4%	32.6%
Total large horsepower	3,366,844	2,472	10,000	4	3,376,844	2,476	87.2%	46.0%
Total horsepower	3,862,102	5,380	10,000	4	3,872,102	5,384	100.0%	100.0%
________________________
(1)As of December 31, 2024, we had no horsepower units on order. Subsequent to December 31, 2024, we ordered 4 large-horsepower units, consisting of 10,000 horsepower, for expected delivery during 2025.
Many of our compression units contain devices that enable us to monitor the units remotely through cellular and satellite networks to supplement our technicians’ on-site monitoring visits. We intend to continue to selectively add remote monitoring systems to our new and existing fleet during 2025 where beneficial from an operational and financial standpoint. All of our compression units are designed to automatically shut down if operating conditions deviate from a pre-determined range.
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
Customers
Our customers consist of approximately 275 companies in the energy industry, including major integrated oil companies, public and private independent exploration and production companies, and midstream companies. Our ten largest customers accounted for approximately 41%, 39%, and 38% of our total revenues for the years ended December 31, 2024, 2023, and 2022, respectively.
Suppliers and Service Providers
The principal manufacturers of components for our natural gas compression equipment include Caterpillar Inc., Cummins Inc., INNIO Waukesha, and TECO-Westinghouse for engines; Air-X-Changers, Alfa Laval (US), AXH air-coolers, EADS Cooling Solutions, LLC, and R&R Engineering Co. for coolers; and Ariel Corporation, Cooper Machinery Services Gemini

products, and Arrow Engine Company for compressor frames and cylinders. We also rely primarily on three vendors, A G Equipment Company, Alegacy Equipment, LLC., and Standard Equipment Company, to package and assemble our compression units. Although we primarily rely on these suppliers, we believe alternative sources for natural gas compression equipment generally are available if needed. However, relying on alternative sources may increase our costs and change the standardized nature of our fleet. We have not experienced any material supply problems to date. Lead-times for new Caterpillar engines and new Ariel compressor frames have in the recent past varied between six months to over one year due to changes in demand and supply allocations, and as of December 31, 2024, lead-times for such engines and frames are approximately one year. Please read Part I, Item 1A “Risk Factors – Risks Related to Our Business – We depend on a limited number of suppliers and are vulnerable to product shortages and price increases, which could have a negative impact on our results of operations”.
Competition
The compression services business is highly competitive. Some of our competitors have greater financial and other resources than we do. On a regional basis, we experience competition from numerous smaller companies that may be able to more quickly adapt to changes within our industry and changes in economic conditions as a whole, more readily take advantage of available opportunities, and adopt more aggressive pricing policies. Additionally, the historical availability of attractive financing terms from financial institutions and equipment manufacturers has made the purchase of individual compression units more affordable to our customers. We believe that we compete effectively on the basis of price, equipment availability, customer service, flexibility in meeting customer needs, quality and reliability of our compressors, and related services. Please read Part I, Item 1A “Risk Factors – Risks Related to Our Business – We face significant competition that may cause us to lose market share and reduce our cash available for distribution”.
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
Climate change. Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas, are examples of greenhouse gases (“GHGs”). The U.S. Congress, from time to time, has considered legislation to reduce GHG emissions. The Inflation Reduction Act of 2022 (the “IRA 2022”) imposes a methane emissions charge on certain oil and gas facilities, including onshore petroleum and natural gas production facilities, that emit 25,000 metric tons or more of carbon dioxide equivalent gas per year and exceed certain emissions thresholds. In November 2024, the EPA issued a final rule to impose and collect the methane emissions charge authorized under the IRA 2022. We do not believe that this methane fee will have a material adverse effect on our business, financial position, results of operations, or cash flows. Other energy legislation and initiatives could include a carbon tax or cap-and-trade program. At the state level, many states, including the states in which we or our customers conduct operations, have adopted legal requirements that have imposed new or more stringent permitting, disclosure, or well construction requirements on oil and gas activities. In addition, almost half of the states have begun to address GHG emissions, primarily through the planned development of emissions inventories or regional GHG cap-and-trade programs. Depending on the particular program, we could be required to control GHG emissions or to purchase and surrender allowances for GHG emissions resulting from our operations.
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
Our compression operations do not generate process wastewaters that are discharged to waters of the U.S. In any event, our customers assume responsibility under the majority of our standard natural gas compression contracts for obtaining any permits that may be required under the CWA, whether for discharges or developing property by filling wetlands. The EPA and the U.S. Army Corps of Engineers have changed the standard for what constitutes jurisdictional waters and wetlands subject to the protections and requirements of the CWA from time to time. Changes to the jurisdictional reach of the CWA could cause our customers to face increased costs and delays due to additional permitting and regulatory requirements, and possible challenges to permitting decisions.
Safe Drinking Water Act. A significant portion of our customers’ natural gas production is developed from unconventional sources that require hydraulic fracturing as part of the completion process. Legislation to amend the Safe Drinking Water Act (“SDWA”) to repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, have been proposed from time to time. Several states also have proposed or adopted legislative or regulatory restrictions on hydraulic fracturing, including prohibitions on the practice. We cannot predict the future of such legislation and what additional, if any, provisions would be included. If additional levels of regulation, restrictions, and permits were required through the adoption of new laws and regulations at the federal or state level, or if the agencies that issue the permits develop new interpretations of those requirements, it could lead to delays, increased operating costs, and process prohibitions that could reduce demand for our compression services, which could materially adversely affect our revenue and results of operations.
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
Human Capital Management
USA Compression Management Services, LLC (“USAC Management”), a wholly owned subsidiary of the General Partner, performs certain management, administrative and operating services for us, and provides us with personnel to manage and operate our business. All of our employees, including our executive officers, are employees of USAC Management. As of December 31, 2024, USAC Management had 854 full-time employees. In addition, under our shared services model with Energy Transfer, in late 2024 we began utilizing the services of Energy Transfer employees in certain departments such as information technology, accounting, and human resources. None of our employees are subject to collective bargaining agreements. We consider our employee relations to be good.
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
•Implementing the shared services model with Energy Transfer will be a complex and time-consuming process. Disruptions to our systems or operations caused by the implementation may have a material adverse impact on us.
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
To make cash distributions at our current distribution rate of $0.525 per common unit per quarter, or $2.10 per common unit per year, we will require available cash of $61.7 million per quarter, or $246.8 million per year, based on the number of common units outstanding as of February 6, 2025.
Furthermore, our Second Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) prohibits us from paying distributions on our common units unless we have first paid the quarterly distribution on the Preferred Units, including any previously accrued but unpaid distributions on the Preferred Units. The Preferred Unit distributions require $4.4 million quarterly, or $17.6 million annually, based on the number of Preferred Units outstanding as of February 6, 2025 and the distribution rate of $24.375 per Preferred Unit per quarter, or $97.50 per Preferred Unit per year.
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
•restrictions contained in the Credit Agreement or the Indentures (the “Indentures”) governing the Senior Notes 2027 and Senior Notes 2029 (collectively, the “Senior Notes”);
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
In particular, lower natural gas or crude oil prices over the long term could result in a decline in the production of natural gas or crude oil, respectively, resulting in reduced demand for our compression services. For example, in 2020, the price of crude oil declined rapidly beginning in March of that year. During 2020, the North American rig count reached a low of 247 rigs in August of 2020, down from 790 rigs at the end of January of that year, the price of WTI crude oil briefly went negative in April 2020, down from $51.58 per barrel at the end of January of that year, and Henry Hub natural gas spot reached a low of $1.33 per MMBtu in September 2020, down from $1.91 per MMBtu at the end of January of that year. The decline in commodity prices and the demand for and production of crude oil and natural gas resulted in a decline in the demand for our compression services, which caused a reduction of our revenues and our cash available for distribution.
In addition, a portion of our fleet is used in gas lift applications in connection with crude oil production using horizontal drilling techniques. During periods of low crude oil prices, we typically experience pressure on service rates and utilization from our customers in gas lift applications, and we have experienced such effects in the past. Any future decreases in the rate at which crude oil and natural gas reserves are developed, whether due to increased governmental regulation, low commodity pricing environment, limitations on exploration and production activity, or other factors, could have a material adverse effect on our business.
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
We provide compression services under contracts with several key customers. The loss of one of these key customers may have a greater effect on our financial results than for a company with a more diverse customer base. Our ten largest customers accounted for approximately 41%, 39%, and 38% of our total revenues for the years ended December 31, 2024, 2023, and 2022, respectively. The loss of all or even a portion of the compression services we provide to our key customers, as a result of competition or otherwise, could have a material adverse effect on our business, results of operations, financial condition, and cash available for distribution.
We face significant competition that may cause us to lose market share and reduce our cash available for distribution.
The natural gas compression business is highly competitive. Some of our competitors have greater financial and other resources than we do. Our ability to renew or replace existing contracts with our customers at rates sufficient to maintain current revenue and cash flows could be adversely affected by the activities of our competitors and our customers. If our competitors substantially increase the resources they devote to the development and marketing of competitive services or substantially decrease the prices at which they offer their services, we may be unable to compete effectively. Some of these competitors may expand or construct newer, more powerful, or more flexible compression fleets, which would create additional competition for us. All of these competitive pressures could have a material adverse effect on our business, results of operations, financial condition, and cash available for distribution.
Implementing the shared services model with Energy Transfer will be a complex and time-consuming process. Disruptions to our systems or operations caused by the implementation may have a material adverse impact on us.
We are currently implementing a shared services model with Energy Transfer whereby we intend to share personnel and resources with Energy Transfer in certain departments, including information technology, accounting, and human resources. Integrating these functions with Energy Transfer will require substantial time, resources, and coordination. This could result in significant disruptions or require a disproportionate amount of our management’s attention, and may result in unforeseen operational or administrative difficulties or costs. We may encounter significant delays to this integration, which would further exacerbate these effects. We may also encounter difficulties in integrating our personnel with Energy Transfer’s teams, and may lose key employees.
Additionally, as part of the shared services integration, many of our information systems will migrate to Energy Transfer’s enterprise resource planning (“ERP”) systems. This migration may result in significant disruptions to our accounting or other internal systems, including our ability maintain effective systems of internal control over financial reporting and disclosure controls.
If any of these risks or any other unanticipated complications were to materialize, we may not realize the desired benefits from the shared services integration, such as operational and administrative synergies and cost reductions, which could result in a negative impact on our cash flows. Additionally, disruptions to our internal systems, including our internal control over financial reporting, could negatively impact our business, results of operations and financial condition.
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
Our contracts typically have initial terms between six months to five years, depending on the application and location of the compression unit. After the expiration of the initial term, the contract continues on a month-to-month or longer basis until terminated by us or our customers upon notice as provided for in the applicable contract. For the year ended December 31, 2024, approximately 14% of our compression services on a revenue basis were provided on a month-to-month basis to customers who continue to utilize our services following expiration of the primary term of their contracts. These customers can generally terminate their month-to-month compression services contracts on 30 days’ written notice. If a significant number of these customers were to terminate their month-to-month services, or attempt to renegotiate their month-to-month contracts at substantially lower rates, it could have a material adverse effect on our business, results of operations, financial condition, and cash available for distribution.
Our debt level, including any increases in interest rates, may limit our flexibility in obtaining additional financing, pursuing other business opportunities, and paying distributions.
As of December 31, 2024, we had $2.5 billion of total debt, net of amortized deferred financing costs, outstanding under our Credit Agreement and Senior Notes.
The Credit Agreement has an aggregate commitment of $1.6 billion (subject to availability under our borrowing base). The Credit Agreement matures on December 8, 2026. As of December 31, 2024, we had outstanding borrowings under the Credit Agreement of $772.1 million and, after accounting for outstanding letters of credit in the amount of $0.8 million, $827.1 million of remaining unused availability of which, due to restrictions related to compliance with the applicable financial covenants, $782.5 million was available to be drawn.
As of December 31, 2024, we had $750.0 million and $1.0 billion aggregate principal amount outstanding on our Senior Notes 2027 and Senior Notes 2029, respectively. The Senior Notes 2027 and Senior Notes 2029 accrue interest at the rate of 6.875% and 7.125% per year, respectively.
Our ability to incur additional debt also is subject to limitations in the Credit Agreement, including certain financial covenants. As of December 31, 2024, our leverage ratio under the Credit Agreement was 4.02x. Financial covenants in the

Credit Agreement permit a maximum leverage ratio of 5.25 to 1.00 (except that we may increase the applicable Total Leverage Ratio by 0.25 for any fiscal quarter during which a Specified Acquisition (as defined in the Credit Agreement) occurs and the following two fiscal quarters, but in no event shall the maximum Total Leverage Ratio exceed 5.50 to 1.00 for any fiscal quarter as a result of such increase); an Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 2.50 to 1.00; and a Secured Leverage Ratio (as defined in the Credit Agreement) of not greater than 3.00 to 1.00 or less than 0.00 to 1.00. As of February 6, 2025, we had outstanding borrowings under the Credit Agreement of $801.5 million and outstanding letters of credit of $0.8 million.
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
Our ability to service our debt will depend on, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory, and other factors, some of which are beyond our control. In addition, our ability to service our debt under the Credit Agreement could be impacted by market interest rates, as all of our outstanding borrowings under the Credit Agreement are subject to variable interest rates that fluctuate with changes in market interest rates. While the U.S. Federal Reserve has begun lowering interest rates, macroeconomic circumstances may change, resulting in delays or reversal of such actions, which may result in a prolonged high-interest rate environment. Any substantial increase in the interest rates applicable to our variable-rate indebtedness outstanding could have a material negative impact on our cash available for distribution. Based on our December 31, 2024, variable-rate indebtedness outstanding, a one percent increase in the effective interest rate would result in an annual increase in our interest expense of approximately $7.7 million. If our operating results are not sufficient to service our current or future indebtedness, we could be forced to take actions such as reducing the level of distributions on our common units, curtailing or delaying our business activities, acquisitions, investments or capital expenditures, selling assets, restructuring or refinancing our debt, or seeking additional equity capital. We may be unable to affect any of these actions on terms satisfactory to us or at all.
We depend on a limited number of suppliers and are vulnerable to product shortages and price increases, which could have a negative impact on our results of operations.
The substantial majority of the components for our natural gas compression equipment are supplied by Caterpillar Inc., Cummins Inc., INNIO Waukesha, and TECO-Westinghouse for engines; Air-X-Changers, Alfa Laval (US), AXH air-coolers, EADS Cooling Solutions, LLC, and R&R Engineering Co. for coolers; and Ariel Corporation, Cooper Machinery Services Gemini products, and Arrow Engine Company for compressor frames and cylinders. Our reliance on these suppliers involves several risks, including price increases and a potential inability to obtain an adequate supply of required components in a timely manner. In addition, supply chain disruptions (including those caused by geopolitical events) may harm our suppliers and further complicate existing supply chain constraints. We also rely primarily on three vendors, A G Equipment Company, Alegacy Equipment, LLC., and Standard Equipment Company, to package and assemble our compression units. We do not have long-term contracts with these suppliers or packagers, and a partial or complete loss of any of these sources could have a negative impact on our results of operations and could damage our customer relationships. Some of these suppliers manufacture the components we purchase in a single facility, and any damage to that facility or slowdown or closure of that facility for any reason, including labor shortages or labor disputes, could lead to significant delays in delivery of completed compression units to us.
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
During times when the natural gas or crude oil markets weaken our customers are more likely to experience financial difficulties, including being unable to access debt or equity financing, which could result in a reduction in our customers’ spending for our services. For example, our customers could seek to preserve capital or reduce expenses by using lower-cost providers of compression services, not renewing month-to-month contracts, determining not to enter into any new compression service contracts, or seeking lower contract prices for our services. A significant decline in commodity prices may cause certain of our customers to reconsider their near-term capital budgets, which may impact large-scale natural gas infrastructure and crude oil production activities. Reduced demand for our services could adversely affect our business, results of operations, financial condition, and cash flows.
We are exposed to counterparty credit risk. Nonpayment and nonperformance by our customers, suppliers, or vendors could reduce our revenues, increase our expenses, and otherwise have a negative impact on our ability to conduct our business, operating results, cash flows, and ability to make distributions to our unitholders.
Weak economic conditions and widespread financial distress, have in the past and could again reduce the liquidity of our customers, suppliers, or vendors, making it more difficult for them to meet their obligations to us. We therefore are subject to heightened risks of loss resulting from nonpayment or nonperformance by our customers, suppliers, and vendors. Severe financial problems encountered by our customers, suppliers, and vendors could limit our ability to collect amounts owed to us, or to enforce the performance of obligations owed to us under contractual arrangements. In the event that any of our customers was to enter into bankruptcy, we could lose all or a portion of the amounts owed to us by such customer, and we may be forced to cancel all or a portion of our service contracts with such customer at significant expense to us. For example, as of December 31, 2024, two customers accounted for 12% and 11% of our trade accounts receivable, net balance, respectively. If these customers were to enter bankruptcy or failed to pay us, it could adversely affect our business, results of operations, financial condition, and cash flows.
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
The Preferred Units are convertible into common units in accordance with the terms of the Partnership Agreement by the holders of the Preferred Units or by us in certain circumstances. In 2024, holders of our Preferred Units converted an aggregate of 320,000 Preferred Units. Our obligation to pay distributions on the Preferred Units, or on the common units issued following the conversion of the Preferred Units, could impact our liquidity and reduce the amount of cash flow available for working capital, capital expenditures, growth opportunities, acquisitions, and other general Partnership purposes. Our obligations to the holders of the Preferred Units also could limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. See Note 11 to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data”.
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
We have recorded $216.3 million of identifiable intangible assets, net, as of December 31, 2024. Any event that causes a reduction in demand for our services could result in a reduction of our estimates of future cash flows and growth rates in our business. These events could cause us to record impairments of identifiable intangible assets. For example, for the year ended December 31, 2020, we recognized a $619.4 million impairment of goodwill as a result of an economic downturn that occurred that year.
If we determine that any of our identifiable intangible assets are impaired, we will be required to take an immediate charge to earnings with a corresponding reduction of partners’ capital resulting in an increase in balance sheet leverage as measured by debt to total capitalization.
Impairment to the carrying value of long-lived assets could reduce our earnings.
We have a significant number of long-lived assets on our Consolidated Balance Sheets. Under GAAP, we are required to review our long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be recoverable or such assets will no longer be utilized in the operating fleet. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If business conditions or other factors cause the expected undiscounted cash flows to decline, we may be required to record non-cash impairment charges. Events and conditions that could result in impairment in the value of our long-lived assets include changes in the industry in which we operate, competition, advances in technology, adverse changes in the regulatory environment, or other factors leading to a reduction in our expected long-term profitability. For example, for the years ended December 31, 2024, 2023, and 2022, we evaluated the future deployment of our idle fleet assets under current market conditions and retired 2, 42, and 15 compression units, respectively, representing approximately 1,260, 37,700, and 3,200 of aggregate horsepower, respectively, that previously were used to provide compression services in our business. As a result, we recorded impairments of compression equipment of $0.3 million, $12.3 million, and $1.5 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Additionally, for the year ended December 31, 2024, we recognized a $0.6 million impairment of assets related to capitalized software costs that are no longer expected to provide benefit.

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
From time to time, we may choose to make business acquisitions to pursue market opportunities, increase our existing capabilities, and expand into new geographic areas of operations. While we have reviewed acquisition opportunities in the past and will continue to do so in the future, we may not be able to identify attractive acquisition opportunities or successfully acquire identified targets.
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
Integration of assets acquired in future acquisitions with our existing business can be complex, time-consuming, and costly, particularly in the case of material acquisitions such as the CDM Acquisition, which significantly increased our size and expanded the geographic areas in which we operate. A failure to successfully integrate acquired assets with our existing business in a timely manner may have a material adverse effect on our business, financial condition, results of operations, or cash available for distribution to our unitholders.
The difficulties of integrating future acquisitions with our business include, among other things:
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
Climate change continues to attract considerable public and scientific attention. Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas, are examples of greenhouse gases (“GHGs”). The U.S. Congress, from time to time, has considered legislation to reduce GHG emissions. In August 2022, the IRA 2022 was passed, which imposes a methane emissions charge on certain oil and gas facilities, including onshore petroleum and natural gas production facilities, that emit 25,000 metric tons or more of carbon dioxide equivalent gas per year and exceed certain emissions thresholds. In November 2024, the EPA issued a final rule to impose and collect the methane emissions charge authorized under the IRA 2022. In addition, federal or state governmental agencies could seek to pursue legislative, regulatory, or executive initiatives that restrict GHG emissions. Other energy legislation and initiatives could include a carbon tax or cap-and-trade program. Independent of the U.S. Congress, and as discussed in detail in Item 1 “Business – Our Operations – Governmental Regulations”, the EPA has taken steps to adopt regulations controlling GHG emissions under its existing CAA authority. Further, although Congress has not passed such legislation, many states have begun to address GHG emissions, primarily through the planned development of emissions inventories or regional GHG cap-and-trade programs. Depending on the particular program, we could be required to control GHG emissions or to purchase and surrender allowances for GHG emissions resulting from our operations.
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
Unlike the holders of common stock in a corporation, our common unitholders only have limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Common unitholders have no right to elect the General Partner or the board of directors of the General Partner (the “Board”). Energy Transfer is the sole member of the General Partner and has the right to appoint the majority of the members of the Board, including all but one of its independent directors. Also, pursuant to that certain Board Representation Agreement entered into by us, the General Partner, Energy Transfer, and EIG Veteran Equity Aggregator, L.P. (along with its affiliated funds, “EIG”) in connection with our private placement of Preferred Units and warrants to EIG, EIG Management Company, LLC has the right to designate one of the members of the Board for so long as the holders of the Preferred Units hold more than 5% of the Partnership’s outstanding common units in the aggregate (taking into account the common units that would be issuable upon conversion of the Preferred Units).
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
As of February 6, 2025, Energy Transfer beneficially owns an aggregate of 46,056,228 common units in us. As of February 6, 2025, the holders of our Preferred Units (the “Preferred Unitholders”) have converted a portion of their Preferred Units into 15,990,804 common units, in accordance with the formula set forth in our Partnership Agreement. Additionally, the warrants held by the Preferred Unitholders have been exercised and net settled in full for 2,894,796 common units. We have granted certain registration rights to Energy Transfer and its affiliates with respect to any common units they own, and have filed a registration statement with the SEC for the benefit of the Preferred Unitholders with respect to any common units they may receive upon conversion of the Preferred Units or exercise of the warrants. Energy Transfer may, and the Preferred Unitholders have and may continue to, sell our common units. Any sales of these common units in the public or private markets could have an adverse impact on the price of our common units.
The General Partner has a call right that may require holders of our common units to sell their common units at an undesirable time or price.
If at any time the General Partner and its affiliates own more than 80% of our outstanding common units, the General Partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of our common units held by unaffiliated persons at a price that is not less than their then-current market price, as calculated pursuant to the terms of the Partnership Agreement. As a result, holders of our common units may be required to sell their common units at an undesirable time or price. These holders also may incur a tax liability on a sale of their common units. As of December 31, 2024, the General Partner and its affiliates (including Energy Transfer), beneficially own an aggregate of approximately 39% of our outstanding common units.
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
For tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us. Our U.S. Federal income tax returns for years 2019 and 2020 are currently under examination by the IRS. To the extent possible under applicable rules, the General Partner may pay such taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, elect to issue Form 8986, effectively taking the place of a revised Schedule K-1, to each unitholder and former unitholder with respect to an audited and adjusted return. No assurances can be made that such election will be practical, permissible, or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties, and interest, our cash available for distribution to our unitholders may be reduced. See Note 17 to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” for additional information regarding the current IRS examination.
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
Our ability to deduct interest paid or accrued on indebtedness properly allocable to a trade or business (“business interest”) may be limited in certain circumstances. Generally, our deduction for business interest is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income.
Our “business interest” has been subject to limitation under these rules by $105.5 million and $95.1 million for tax years 2023 and 2022, respectively. As a result, our unitholders may be subject to limitation on their ability to deduct interest expense incurred by us and allocated to them. In certain circumstances, a unitholder may be able to utilize a portion of a business interest deduction subject to this limitation in future taxable years. Unitholders should consult their tax advisors regarding the impact of this business interest deduction limitation on an investment in our units.
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
ITEM 1B.    Unresolved Staff Comments
None.
ITEM 1C.    Cybersecurity
Description of Processes for Assessing, Identifying and Managing Cybersecurity Risks
The information and operational technology infrastructure we use is important to the operation of our business and to our ability to perform day-to-day operations. In the normal course of business, we may collect and store certain sensitive information of the Partnership, including proprietary and confidential business information, trade secrets, intellectual property, sensitive third-party and employee information, and certain personally identifiable information.
As part of the shared services integration with Energy Transfer, we are transitioning to a shared services cybersecurity program for assessing, identifying and managing material risks from cybersecurity threats. As we are in the midst of that transition, currently certain of our information systems are operating under the shared services cybersecurity program, while certain other information systems remain under our internal USAC cybersecurity program. We expect that once the shared services implementation is complete, all of our information systems will operate under the shared services cybersecurity program.
The shared services cybersecurity program is managed by a team of full-time Energy Transfer employees, overseen by its Chief Information Officer, that are tasked with conducting day-to-day information technology (“IT”) operations (collectively, the “Energy Transfer IT team”). This program includes processes that are modeled after the National Institute of Standards and Technology’s Cybersecurity Framework and focuses on using business drivers to guide cybersecurity activities. In creating and implementing this cybersecurity program, the Energy Transfer IT team engages with the guidance of the Federal Bureau of Investigation (FBI), Cybersecurity and Infrastructure Security Agency (CISA), Transportation Security Administration (TSA) and the U.S. Coast Guard (USCG). The shared services cybersecurity program seeks to use a defense-in-depth approach for cybersecurity management, layers of technology, policies and training at all levels of the enterprise designed to keep our assets secure and operational. It uses various processes as part of its efforts to maintain the confidentiality, integrity and availability of our systems, including security threat intelligence, incident response, identity and access management, supply-chain security assessments, endpoint extended detection and response protection, network segmentation, data encryption, event monitoring and a Security Operations Center (SOC).
Our internal cybersecurity program is led by USAC’s IT department. USAC’s internal cybersecurity program is designed to align with the National Institute of Standards and Technology’s Cybersecurity Framework. USAC’s IT department stays informed of current developments in cybersecurity threats, including incidents or issues that may arise involving our third-party service providers, and preventative measures and continuously updates our cybersecurity program based on this knowledge. It utilizes industry-leading security tools and regularly performs security risk assessments and tool reviews with independent third parties to evaluate program effectiveness, and regularly updates our security roadmap. USAC’s IT department monitors industry news and updates to stay aware of the cybersecurity landscape, including incidents or issues that may arise involving USAC’s third-party service providers.
In an effort to validate the effectiveness of our cybersecurity programs and assess such program’s compliance with legal and regulatory requirements, we engage third-party service providers to perform audits, assessments, and penetration tests. These partnerships enable us to access specialized knowledge and insights which we leverage to continuously improve and modernize our cybersecurity programs. We have integrated cybersecurity risk management into our overall risk management system, ensuring that cybersecurity risks are taken into consideration when managing business objectives and operational needs.
Cybersecurity awareness among our employees is promoted with regular training and awareness programs. All employees who have access to our systems are required to undergo cybersecurity training at least annually and, under the shared services cybersecurity program, our employees will be required to review and acknowledge our cybersecurity policies each year. User access controls have been implemented to limit unauthorized access to sensitive information and critical systems. Employees are required to use multifactor authentication and keep their passwords confidential, among other measures.
We recognize that third-party service providers may introduce cybersecurity risks. In an effort to mitigate these risks, before contracting with certain technology services providers, when possible, we conduct due diligence to evaluate their cybersecurity capabilities. Additionally, we endeavor to require these providers to adhere to our security standards and protocols.
Impact of Risks from Cybersecurity Threats
As of the date of this Annual Report on Form 10-K, though the Partnership and our service providers have experienced certain cybersecurity incidents, we are not aware of any previous cybersecurity threats that have materially affected, or are reasonably likely to materially affect, the Partnership, either financially or operationally. Cybersecurity incident response is a component of both the Partnership’s cybersecurity program and the Partnership’s business continuity plans, which are designed to limit service interruptions and provide for continued business operation in the event of disaster, whether physical, environmental or cyber in nature. However, we recognize that cybersecurity threats are continually evolving, and there remains a risk that a cybersecurity incident could potentially negatively impact the Partnership. Despite the implementation of our cybersecurity processes, we cannot guarantee that a significant cybersecurity attack will not occur. A successful attack on our information system or operational technology system could have significant consequences to the business, including the interruption of key services that our customers depend on. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. For additional information on cybersecurity risks, see Part I, Item 1A “Risk Factors – General Risk Factors –Cybersecurity breaches and other disruptions of our information systems could compromise our information and operations and expose us to liability, which would cause our business and reputation to suffer.”
Board of Directors’ Oversight and Management’s Role
Under the shared services cybersecurity program, Energy Transfer’s Chief Information Officer oversees the functions of IT, cybersecurity, infrastructure and IT governance (including the Energy Transfer IT team) and has more than 35 years of experience leading business technology functions. The members of the Energy Transfer IT team have over 50 years of combined experience in the field of IT, including 20 years dedicated to cybersecurity, and hold various certifications, including Global Industrial Cyber Security Professional (GICSP), Certified Information Systems Security Professional (CISSP) and Certified Ethical Hacker (CEH) certifications. Our internal cybersecurity program is led by USAC’s IT department. The members of our IT leadership team have an average of over 25 years of experience in IT operations and over 10 years of experience in IT security, including cybersecurity risk identification and mitigation.
Our cyber incident response plan requires IT team members who detect suspicious activity in our IT environment to escalate that activity to a supervisor who then evaluates the threat. If necessary, the suspicious activity is reported to Energy Transfer’s Chief Information Officer, if applicable. Management (including representatives from the legal, human resources and IT departments) is notified by the IT team whenever a discovered cybersecurity incident may potentially have a significant impact on us or our customers.
Our Audit Committee is ultimately responsible for assessing and managing the Partnership’s material risks from cybersecurity threats. Our IT leadership provides periodic cybersecurity program updates to senior management and to the

Audit Committee. Management also updates the Audit Committee as new risks are identified and the steps taken to mitigate such risks.
ITEM 2.    Properties
We do not currently own or lease any material facilities or properties for storage or maintenance of our compression units. As of December 31, 2024, our headquarters consisted of leased office space located at 8117 Preston Road, Dallas, Texas 75225.
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
ITEM 4.    Mine Safety Disclosures
None.

PART II
ITEM 5.    Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Partnership Interests
As of February 6, 2025, we had 117,528,971 common units outstanding. Energy Transfer owns 100% of the membership interests in the General Partner and, as of February 6, 2025, beneficially owns approximately 39% of our outstanding common units.
As of February 6, 2025, we had 180,000 Preferred Units outstanding representing limited partner interests in the Partnership, all of which were held by EIG Veteran Equity Aggregator LP and FSSL Finance BB AssetCo LLC (collectively, the “Preferred Unitholders”). The Preferred Units rank senior to our common units with respect to distributions and liquidation rights. The holders of the Preferred Units are entitled to receive cumulative quarterly cash distributions equal to $24.375 per Preferred Unit.
The Preferred Units are convertible, at the option of the holder, into common units in accordance with the terms of our Second Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”). We have the option to redeem all or any portion of the Preferred Units outstanding, subject to certain minimum redemption threshold amounts, for a redemption price set forth in the Partnership Agreement. On or after April 2, 2028, each holder of the Preferred Units will have the right to require us to redeem all or a portion of their Preferred Units, subject to certain minimum redemption threshold amounts, for a redemption price set forth in the Partnership Agreement, which we may elect to pay up to 50% in common units, subject to certain additional limits.
Our common units, which represent limited partner interests in us, are listed on the NYSE under the symbol “USAC.”
There is no established public trading market for the Preferred Units, all of which are owned by the Preferred Unitholders. Please read Part II, Item 8 “Financial Statements and Supplementary Data – Note 11 – Preferred Units and – Note 12 – Partners’ Deficit”.
Holders
At the close of business on February 6, 2025, based on information received from the transfer agent of the common units, we had 67 holders of record of our common units. The number of record holders does not include holders of common units held in “street name” or persons, partnerships, associations, corporations, or other entities identified in security position listings maintained by depositories.
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
Discussion and analysis of our operating highlights and financial results of operations for the year ended December 31, 2023, compared to the year ended December 31, 2022, is included under the headings in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Operating Highlights, Financial Results of Operations, Liquidity and Capital Resources, and Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 13, 2024.
Overview
We have focused our compression services in unconventional resource plays throughout the U.S., including the Utica, Marcellus, Permian, Denver-Julesburg, Eagle Ford, Mississippi Lime, Granite Wash, Woodford, Barnett, and Haynesville. According to studies promulgated by the EIA, the production and transportation volumes in these unconventional plays, namely tight oil and gas shale plays, are expected to collectively increase over the long term. Furthermore, changes in production volumes and pressures of shale plays over time require a wider range of compression service levels than in conventional basins. We believe we are well-positioned to meet these changing operating conditions due to the operational design flexibility inherit within our compression-unit fleets.
Our business includes compression services serving infrastructure applications, including centralized natural gas gathering systems and processing facilities, which utilize large-horsepower compression units and also gas lift applications on crude oil wells targeted by horizontal drilling techniques. Gas lift is a process by which natural gas is injected into the production tubing of an existing producing well to reduce hydrostatic pressure and allow the oil to flow at a higher rate. This process, and other artificial-lift technologies are critical to the enhancement of oil production from horizontal wells operating in tight shale plays.
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
We deliver natural gas compression services in connection with domestic natural gas production that primarily occurs in natural gas basins, such as the Marcellus, Utica, and Haynesville Shales, and in crude oil basins where “associated” natural gas is produced alongside crude oil, such as in the Permian and Denver-Julesburg Basins, Eagle Ford, and the Mid-Continent. Relative stability in commodity prices over much of the past decade encouraged investment in domestic exploration and production and midstream infrastructure across the energy industry, particularly in low-cost U.S. onshore shale basins that feature crude oil and associated gas production. The development of these basins has created additional incremental demand for natural gas compression as it is a critical method to transport associated gas volumes or enhance crude oil production through gas lift.
Although our business is focused on providing compression services that do not bear direct exposure to commodity prices, our business exhibits indirect exposure to commodity prices as overall levels of drilling activity and production are influenced by prevailing commodity prices. With average natural gas prices down year-over-year and average oil prices relatively flat, we experienced improvements to pricing and fleet utilization for our compression services in 2024, largely tied to associated gas growth from oil plays.

Looking ahead, global consumption of petroleum and liquids fuels according to the EIA’s January 2025 Short Term Energy Outlook (“EIA Outlook”) increased in 2024 and is expected to increase over 1.3 million barrels per day (“bpd”) in 2025 and 1.1 million bpd in 2026. The EIA Outlook estimates that annual U.S. crude oil production set a record of 13.2 million bpd in 2024, due to production growth in the Permian. In 2025 and 2026, the EIA Outlook expects U.S. crude oil production growth to continue, albeit at a lower crude oil price, estimating average production of 13.5 million bpd for 2025 and 13.6 million bpd in 2026, which would represent new records for annual average crude oil production. The U.S. crude oil production growth in 2025 and 2026 is expected to come almost entirely from the Permian, which is expected to account for over half of U.S. crude oil production by 2026. We expect that anticipated crude oil production increases likewise will increase associated natural gas production volumes throughout 2025, thereby increasing demand for our compression services.
Unlike crude oil, natural gas production and prices have been influenced by different factors, including the nonexistence of an OPEC+ equivalent for the global natural gas market, which makes natural gas price discovery dependent on market supply and demand dynamics rather than by a centralized market coordinator. Over the past several years, increased natural gas production in the U.S., driven by large volumes of associated gas produced from shale sources, has been a major driver of an overall decline in natural gas prices. The EIA Outlook expects dry natural gas production to increase by 1.4 billion cubic feet per day (“bcf/d”) in 2025 and by 2.7 bcf/d in 2026, resulting in record dry natural gas production each year.
Significant demand for natural gas is driven by domestic power generation which has benefited from a lower-price environment. These low prices, combined with a general shift away from coal-fired power plants due to emissions concerns, has resulted in power generation becoming, and remaining, the largest use of natural gas in the U.S., and has created a relatively resilient baseload demand for natural gas. Growth in power demands from the development of artificial intelligence is also expected to increase demand. Finally, the demand for domestic natural gas also continues to benefit from the construction of LNG export infrastructure, which enables industry participants to benefit from attractive global natural gas prices. According to the EIA Outlook, the U.S. witnessed record LNG exports of 12.0 bcf/d during 2024 and expects LNG exports to set new records of 14.1 bcf/d and 16.2 bcf/d in 2025 and 2026, respectively, as new LNG export capacity continues to ramp up creating incremental baseload global demand.
Overall, the EIA Outlook expects U.S. natural gas demand to outpace production and to increase by 3.2 bcf/d in 2025, primarily reflecting increased exports, both by LNG and pipeline, and stable baseload demand. Further, the EIA Outlook expects U.S natural gas demand to increase another 2.6 bcf/d in 2026, again driven primarily by LNG and pipeline exports, and stable baseload. Natural gas prices averaged $2.20 per million British thermal units (“MMBtu”) in 2024 and the EIA Outlook expects natural gas prices to increase on average to $3.10/MMBtu and $4.00/MMBtu in 2025 and 2026, respectively, driven by the expectation that domestic natural gas inventories remain at or below previous five-year averages. We expect the baseload natural gas demand and increase in LNG and pipeline exports described above, along with growth in data center demand tied to the development of artificial intelligence which we believe is not fully considered in the EIA Outlook’s numbers, to continue to support long-term domestic natural gas production.
The longer-term outlook for commodity prices remains constructive and we are increasing our new, large-horsepower compression unit order in 2025 to meet our customer needs. We expect total capital to be between $158.0 million and $182.0 million in 2025 and are beginning to evaluate new, large-horsepower compression unit orders for 2026. As we look forward over the next year, active geopolitical situations like those in the Middle East and Ukraine, global trade policies, inflationary pressures and slowing global GDP growth, might temper our longer-term outlook.
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

	Year Ended December 31,
	2024	2023	Increase
Fleet horsepower (at period end) (1)	3,862,102	3,775,660	2.3%
Total available horsepower (at period end) (2)	3,862,942	3,831,444	0.8%
Revenue-generating horsepower (at period end) (3)	3,567,842	3,433,775	3.9%
Average revenue-generating horsepower (4)	3,528,172	3,328,999	6.0%
Average revenue per revenue-generating horsepower per month (5)	$20.43	$18.86	8.3%
Revenue-generating compression units (at period end)	4,269	4,237	0.8%
Average horsepower per revenue-generating compression unit (6)	829	792	4.7%
Horsepower utilization (7):
At period end	94.6%	94.3%	0.3%
Average for the period (8)	94.6%	93.4%	1.2%
________________________
(1)Fleet horsepower is horsepower for compression units that have been delivered to us and excludes 20,310 and 21,690 of non-marketable horsepower as of December 31, 2024, and 2023, respectively. As of December 31, 2024, we had no horsepower on order. Subsequent to December 31, 2024, the Partnership ordered 10,000 large horsepower for expected delivery during 2025.
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
(7)Horsepower utilization is calculated as (i) the sum of (a) revenue-generating horsepower, (b) horsepower in our fleet that is under contract, but is not yet generating revenue, and (c) horsepower not yet in our fleet that is under contract but not yet generating revenue and that is expected to be delivered, divided by (ii) total available horsepower less idle horsepower that is under repair. Horsepower utilization based on revenue-generating horsepower and fleet horsepower was 92.4% and 90.9% as of December 31, 2024, and 2023, respectively.
(8)Calculated as the average utilization for the months in the period based on utilization at the end of each month in the period. Average horsepower utilization based on revenue-generating horsepower and fleet horsepower was 91.7% and 89.2% for the years ended December 31, 2024, and 2023, respectively.
The 2.3% increase in fleet horsepower as of December 31, 2024, compared to December 31, 2023, primarily was driven by new compression units added to our fleet to meet incremental demand from customers for our compression services.
The increases in revenue-generating horsepower, average horsepower per revenue-generating compression unit, horsepower utilization, and horsepower utilization based on revenue-generating horsepower and fleet horsepower as of and for the year ended December 31, 2024, compared to December 31, 2023, primarily were driven by the addition and deployment of new, and redeployment of existing, large-horsepower compression units due to increased demand for our services consistent with an overall increase in crude oil and natural gas produced within the U.S.
The 8.3% increase in average revenue per revenue-generating horsepower per month for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily was due to higher market-based rates on newly deployed and redeployed compression units, and CPI-based and other market-based price increases on existing customer contracts that occur as market conditions permit.

Financial Results of Operations
Year ended December 31, 2024, compared to the year ended December 31, 2023
The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Year Ended December 31,		Increase
	2024	2023	(Decrease)
Revenues:
Contract operations	$885,250	$802,562	10.3%
Parts and service	23,897	21,890	9.2%
Related party	41,302	21,726	90.1%
Total revenues	950,449	846,178	12.3%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	312,726	284,708	9.8%
Depreciation and amortization	264,756	246,096	7.6%
Selling, general, and administrative	72,666	72,714	(0.1)%
Loss (gain) on disposition of assets	4,939	(1,667)	*
Impairment of assets	913	12,346	*
Total costs and expenses	656,000	614,197	6.8%
Operating income	294,449	231,981	26.9%
Other income (expense):
Interest expense, net	(193,471)	(169,924)	13.9%
Loss on extinguishment of debt	(4,966)	—	*
Gain on derivative instrument	5,684	7,449	(23.7)%
Other	110	127	(13.4)%
Total other expense	(192,643)	(162,348)	18.7%
Net income before income tax expense	101,806	69,633	46.2%
Income tax expense	2,231	1,365	63.4%
Net income	$99,575	$68,268	45.9%
________________________
*Not meaningful.
Contract operations revenue. The $82.7 million increase in contract operations revenue for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily was due to (i) an 8.3% increase in average revenue per revenue-generating horsepower per month, as a result of higher market-based rates on newly deployed and redeployed compression units, and CPI-based and other market-based price increases on existing customer contracts that occur as market conditions permit, (ii) a 6.0% increase in average revenue-generating horsepower as a result of increased demand for our services, consistent with an overall increase in crude oil and natural gas produced within the U.S., partially offset by (iii) an $8.9 million decrease in revenue attributable to natural gas treating services.
Average revenue per revenue-generating horsepower per month associated with our compression services provided on a month-to-month basis did not differ significantly from the average revenue per revenue-generating horsepower per month associated with our compression services provided under contracts in their primary term during the period.
Parts and service revenue. The $2.0 million increase in parts and service revenue for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily was due to an increase in maintenance work performed on units at customer locations that are outside the scope of our core maintenance activities and that are offered as a convenience, and in directly reimbursable freight and crane charges that are the financial responsibility of the customers. Demand for retail parts and services fluctuates from period to period based on varying customer needs.
Related-party revenue. Related-party revenue was earned through related-party transactions that occur in the ordinary course of business with various affiliated entities of Energy Transfer. The $19.6 million increase in related-party revenue for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily was due to revenue recognized from existing customers acquired by Energy Transfer since the previous period that are now classified as related-party revenue in the current period.
Cost of operations, exclusive of depreciation and amortization. The $28.0 million increase in cost of operations for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily was due to (i) a $17.2 million increase in direct labor costs due to increased headcount associated with increased revenue-generating horsepower and higher employee costs, (ii) a $12.3 million increase in direct expenses, primarily driven by increased spending on parts resulting from higher costs and increased usage associated with increased revenue-generating horsepower, (iii) a $2.2 million increase in other indirect expenses due to increased usage associated with increased revenue-generating horsepower, and (iv) a $1.4 million increase in retail parts and service expenses, for which a corresponding increase in parts and service revenue also occurred, partially offset by (v) a $3.6 million decrease in outside maintenance costs due to reduced use of third-party labor during the current period and (vi) a $1.4 million decrease in non-income taxes.
Depreciation and amortization expense. The $18.7 million increase in depreciation and amortization expense for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily was due to (i) overhauls and major improvements to compression units and (ii) new trucks added to our vehicle fleet.
Selling, general, and administrative expense. The change in selling, general, and administrative expense for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily was due to (i) a $5.6 million decrease in unit-based compensation expense, primarily attributable to mark-to-market changes to our unit-based compensation liability that occurred as a result of changes to our per-unit trading price as of December 31, 2024, partially offset by (ii) a $3.2 million increase to professional fees primarily related to an initiative to improve business performance, (iii) a $1.3 million increase in severance charges related to the departure of executives during the current period, and (iv) a $0.6 million increase in employee-related expenses driven by increased headcount.
Loss (gain) on disposition of assets. The $4.9 million loss on disposition of assets for the year ended December 31, 2024, and the $1.7 million gain on disposition of assets for the year ended December 31, 2023, were related to various asset transactions.
Impairment of assets. The $0.9 million and $12.3 million impairments of assets during the years ended December 31, 2024 and 2023, respectively, primarily resulted from our evaluation of the future deployment of our idle fleet assets under then-current market conditions. The primary circumstances supporting these impairments were: (i) unmarketability of certain compression units into the foreseeable future, (ii) excessive maintenance costs associated with certain fleet assets, and (iii) prohibitive retrofitting costs that likely would prevent certain compression units from securing customer acceptance. These compression units were written down to their estimated salvage values, if any.
As a result of our evaluations during the years ended December 31, 2024 and 2023, we retired 2 and 42 compression units, respectively, with approximately 1,260 and 37,700 aggregate horsepower, respectively, that previously were used to provide compression services in our business.
Additionally, for the year ended December 31, 2024, we recognized a $0.6 million impairment of assets related to capitalized software costs that are no longer expected to provide benefit.
Interest expense, net. The $23.5 million increase in interest expense, net for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily was due to increased aggregate borrowings and higher aggregate weighted-average interest rates under the Credit Agreement and refinanced senior notes.
Loss on extinguishment of debt. The $5.0 million loss on extinguishment of debt for the year ended December 31, 2024 resulted from the satisfaction and discharge of the Senior Notes 2026, which constituted a legal defeasance under GAAP (the “Defeasance”). This loss consists of the write-off of deferred financing costs of $4.3 million and the difference between (i) the purchase price of U.S. government securities of $748.8 million, which were used for the Defeasance, and (ii) the aggregate outstanding principal balance and accrued interest of the Senior Notes 2026 of $748.1 million at the time of Defeasance. For additional information regarding the Defeasance of the Senior Notes 2026, see Note 10 to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data”.
Gain on derivative instrument. The $5.7 million and $7.4 million gains on derivative instrument for the years ended December 31, 2024 and 2023, respectively, resulted from the change in fair value of the interest-rate swap due to changes in the interest-rate forward curve and cash received during the respective periods.
Income tax expense. The $0.9 million increase in income tax expense for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily was related to deferred income taxes associated with the Texas Margin Tax.

Other Financial Data
The following table summarizes other financial data for the periods presented (dollars in thousands):

	Year Ended December 31,				Increase
Other Financial Data: (1)	2024		2023		(Decrease)
Gross margin	$372,967		$315,374		18.3%
Adjusted gross margin	$637,723		$561,470		13.6%
Adjusted gross margin percentage (2)	67.1%		66.4%		0.7%
Adjusted EBITDA	$584,282		$511,939		14.1%
Adjusted EBITDA percentage (2)	61.5%		60.5%		1.0%
DCF	$355,317		$281,113		26.4%
DCF Coverage Ratio	1.44	x	1.35	x	6.7%
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
Gross margin. The $57.6 million increase in gross margin for the year ended December 31, 2024, compared to the year ended December 31, 2023, was due to (i) a $104.3 million increase in revenues, offset by (ii) a $28.0 million increase in cost of operations, exclusive of depreciation and amortization, and (iii) an $18.7 million increase in depreciation and amortization.
Adjusted gross margin. The $76.3 million increase in Adjusted gross margin for the year ended December 31, 2024, compared to the year ended December 31, 2023, was due to a $104.3 million increase in revenues, offset by a $28.0 million increase in cost of operations, exclusive of depreciation and amortization.
Adjusted EBITDA. The $72.3 million increase in Adjusted EBITDA for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily was due to a $76.3 million increase in Adjusted gross margin, partially offset by a $4.2 million increase in selling, general, and administrative expenses, excluding unit-based compensation expense, severance charges, and transaction expenses.
DCF. The $74.2 million increase in DCF for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily was due to (i) a $76.3 million increase in Adjusted gross margin, (ii) a $30.2 million decrease in distributions on Preferred Units following the conversion of 320,000 Preferred Units into 15,990,804 common units, and (iii) a $0.6 million increase in cash received on derivative instrument, partially offset by (iv) a $22.1 million increase in cash interest expense, net, (v) a $6.7 million increase in maintenance capital expenditures, and (vi) a $4.2 million increase in selling, general, and administrative expenses, excluding unit-based compensation expense, severance charges, and transaction expenses.
For additional information regarding the conversion of the Preferred Units, see Note 11 to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data”.
DCF Coverage Ratio. The increase in DCF Coverage Ratio for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily was due to the increase in DCF, partially offset by an increase in distributions from an increase in the number of common units, largely attributable to the conversion of 320,000 Preferred Units into 15,990,804 common units during 2024 and the exercise of warrants for 2,360,488 common units in November 2023.
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

We believe cash generated by operating activities and, where necessary, borrowings under the Credit Agreement will be sufficient to service our debt, fund working capital, fund our estimated expansion capital expenditures, fund our maintenance capital expenditures, and pay distributions to our unitholders through 2025.
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
We classify capital expenditures as maintenance or expansion on an individual-asset basis. Over the long term, we expect that our maintenance capital expenditure requirements will continue to increase as the overall size and age of our fleet increases. Our aggregate maintenance capital expenditures for the years ended December 31, 2024 and 2023, were $31.9 million and $25.2 million, respectively. We currently have budgeted between $38.0 million and $42.0 million in maintenance capital expenditures during 2025, including parts consumed from inventory.
Without giving effect to any equipment that we may acquire pursuant to any future acquisitions, we currently have budgeted between $120.0 million and $140.0 million in expansion capital expenditures for 2025. Our expansion capital expenditures for the years ended December 31, 2024 and 2023, were $243.5 million and $275.4 million, respectively.
As of December 31, 2024, we did not have any binding commitments to purchase additional compression units and serialized parts. Subsequent to December 31, 2024, we ordered 10,000 horsepower for expected delivery during 2025 which will cost $10.8 million, which is expected to be settled within the next twelve months.
Other Commitments
As of December 31, 2024, other commitments include operating and finance lease payments totaling $19.3 million, of which we expect to make payments of $5.2 million to be settled in the next twelve months. For a more detailed description of our lease obligations, please refer to Note 7 to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data”.
Cash Flows
The following table summarizes our sources and uses of cash for the years ended December 31, 2024 and 2023, (in thousands):

	Year Ended December 31,
	2024	2023
Net cash provided by operating activities	$341,334	$271,885
Net cash used in investing activities	(202,014)	(232,653)
Net cash used in financing activities	(139,317)	(39,256)
Net cash provided by operating activities. The $69.4 million increase in net cash provided by operating activities for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily was due to (i) an increase in cash inflows from a $76.3 million increase in Adjusted gross margin and (ii) a $9.3 million decrease in cash paid for interest expense, net of capitalized amounts, driven by the Defeasance of the Senior Notes 2026, partially offset by (iii) a $25.1 million increase in inventory purchases.
Net cash used in investing activities. The $30.6 million decrease in net cash used in investing activities for the year ended December 31, 2024, compared to the year ended December 31, 2023, was due to (i) a $33.7 million decrease in capital expenditures, for purchases of new compression units, overhauls and major improvements, and purchases of other equipment, and (ii) a $1.0 million increase in proceeds from insurance recovery, partially offset by (iii) a $4.0 million decrease in proceeds from disposition of property and equipment.
Net cash used in financing activities. The $100.1 million increase in net cash used in financing activities for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily was due to (i) a $748.8 million increase in investments in government securities purchased in connection with the Defeasance of the Senior Notes 2026, (ii) a $325.6 million decrease in net borrowings under the Credit Agreement, (iii) an $18.2 million increase in deferred financing costs driven by the issuance of the Senior Notes 2029, and (iv) a $31.8 million increase in common unit distributions, partially offset by (v) a 1.0 billion increase in proceeds from issuance of the Senior Notes 2029, (vi) a $24.4 million decrease in Preferred Unit distributions, and (vii) a $1.1 million decrease in cash paid related to net settlement of unit-based awards.
Revolving Credit Facility
As of December 31, 2024, we had outstanding borrowings under the Credit Agreement of $772.1 million and, after accounting for outstanding letters of credit in the amount of $0.8 million, $827.1 million of remaining unused availability of which, due to restrictions related to compliance with the applicable financial covenants, $782.5 million was available to be drawn. As of December 31, 2024, we were in compliance with all of our covenants under the Credit Agreement.
As of February 6, 2025, we had outstanding borrowings under the Credit Agreement of $801.5 million and outstanding letters of credit of $0.8 million.
The Credit Agreement matures on December 8, 2026.
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
We expect to remain in compliance with our covenants under the Credit Agreement throughout 2025. If our current cash flow projections prove to be inaccurate, we expect to be able to remain in compliance with such financial covenants by taking one or more of the following actions: issue equity in a public or private offering; request a modification of our covenants from our bank group; reduce distributions from our current distribution rate or suspend distributions altogether; delay discretionary capital spending and reduce operating expenses; or obtain an equity infusion pursuant to the terms of the Credit Agreement.
For a more detailed description of the Credit Agreement, including the covenants and restrictions contained therein, see Note 10 to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data”.
Senior Notes
As of December 31, 2024, we had $750.0 million and $1.0 billion aggregate principal amount outstanding on our Senior Notes 2027 and Senior Notes 2029, respectively.
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
The Senior Notes 2029 are due on March 15, 2029, and accrue interest at the rate of 7.125% per year. Interest on the Senior Notes 2029 is payable semi-annually in arrears on each of March 15 and September 15, which commenced on September 15, 2024. Net proceeds from the Senior Notes 2029 were used for the Defeasance, with the remainder used to reduce outstanding borrowings under our Credit Agreement.
For more detailed descriptions of the Defeasance, Senior Notes 2027, and Senior Notes 2029, see Note 10 to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data”.
Derivative Instrument
During the year ended December 31, 2024, we elected to terminate the interest-rate swap we previously used to manage interest-rate risk associated with the floating-rate Credit Agreement, see Note 8 to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” for more information regarding the interest-rate swap.
DRIP
During the years ended December 31, 2024 and 2023, distributions of $1.6 million and $1.9 million, respectively, were reinvested under the DRIP resulting in the issuance of 65,352 and 87,808 common units, respectively.
Such distributions are treated as non-cash transactions in the accompanying Consolidated Statements of Cash Flows included in Part II, Item 8 “Financial Statements and Supplementary Data” of this report.
See Note 12 to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” for more information regarding the DRIP.
Non-GAAP Financial Measures
Adjusted Gross Margin
Adjusted gross margin is a non-GAAP financial measure. We define Adjusted gross margin as revenue less cost of operations, exclusive of depreciation and amortization expense. We believe Adjusted gross margin is useful to investors as a supplemental measure of our operating profitability. Management uses adjusted gross margin to assess operating performance as compared to historical results, budget and forecast amounts, expected return on capital investment, and our competitors. Adjusted gross margin primarily is impacted by the pricing trends for service operations and cost of operations, including labor rates for service technicians, volume, and per-unit costs for lubricant oils, quantity and pricing of routine preventative maintenance on compression units, and property tax rates on compression units. Adjusted gross margin should not be considered an alternative to, or more meaningful than, gross margin or any other measure presented in accordance with GAAP. Moreover, our Adjusted gross margin, as presented, may not be comparable to similarly titled measures of other companies. Because we capitalize assets, depreciation and amortization of equipment is a necessary element of our cost structure. To compensate for the limitations of Adjusted gross margin as a measure of our performance, we believe it is important to consider gross margin determined under GAAP, as well as Adjusted gross margin, to evaluate our operating profitability.

The following table reconciles Adjusted gross margin to gross margin, its most directly comparable GAAP financial measure, for each of the periods presented (in thousands):

	Year Ended December 31,
	2024	2023
Total revenues	$950,449	$846,178
Cost of operations, exclusive of depreciation and amortization	(312,726)	(284,708)
Depreciation and amortization	(264,756)	(246,096)
Gross margin	$372,967	$315,374
Depreciation and amortization	264,756	246,096
Adjusted gross margin	$637,723	$561,470
Adjusted EBITDA
We define EBITDA as net income (loss) before net interest expense, depreciation and amortization expense, and income tax expense (benefit). We define Adjusted EBITDA as EBITDA plus impairment of assets, impairment of goodwill, interest income on capital leases, unit-based compensation expense (benefit), severance charges, certain transaction expenses, loss (gain) on disposition of assets, loss on extinguishment of debt, loss (gain) on derivative instrument, and other. We view Adjusted EBITDA as one of management’s primary tools for evaluating our results of operations, and we track this item on a monthly basis as an absolute amount and as a percentage of revenue compared to the prior month, year-to-date, prior year, and budget. Adjusted EBITDA is used as a supplemental financial measure by our management and external users of our financial statements, such as investors and commercial banks, to assess:
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
Because we use capital assets, depreciation, impairment of assets, loss (gain) on disposition of assets, and the interest cost of acquiring compression equipment also are necessary elements of our aggregate costs. Unit-based compensation expense related to equity awards granted to employees also is a meaningful business expense. Therefore, measures that exclude these cost elements have material limitations. To compensate for these limitations, we believe that it is important to consider net income (loss) and net cash provided by operating activities as determined under GAAP, as well as Adjusted EBITDA, to evaluate our financial performance and liquidity. Our Adjusted EBITDA excludes some, but not all, items that affect net income (loss) and net cash provided by operating activities, and these excluded items may vary among companies. Management compensates for the limitations of Adjusted EBITDA as an analytical tool by reviewing comparable GAAP measures, understanding the differences between the measures, and incorporating this knowledge into their decision making.

The following table reconciles Adjusted EBITDA to net income and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Year Ended December 31,
	2024	2023
Net income	$99,575	$68,268
Interest expense, net	193,471	169,924
Depreciation and amortization	264,756	246,096
Income tax expense	2,231	1,365
EBITDA	$560,033	$485,653
Unit-based compensation expense (1)	16,552	22,169
Transaction expenses (2)	133	46
Severance charges	2,430	841
Loss (gain) on disposition of assets	4,939	(1,667)
Loss on extinguishment of debt (3)	4,966	—
Gain on derivative instrument	(5,684)	(7,449)
Impairment of assets (4)	913	12,346
Adjusted EBITDA	$584,282	$511,939
Interest expense, net	(193,471)	(169,924)
Non-cash interest expense	8,748	7,279
Income tax expense	(2,231)	(1,365)
Transaction expenses	(133)	(46)
Severance charges	(2,430)	(841)
Cash received on derivative instrument	6,888	6,245
Other	1,204	1,448
Changes in operating assets and liabilities	(61,523)	(82,850)
Net cash provided by operating activities	$341,334	$271,885
________________________
(1)For the years ended December 31, 2024 and 2023, unit-based compensation expense included $3.9 million and $4.4 million, respectively, of cash payments related to quarterly payments of DERs on outstanding phantom unit awards and $0.2 million and $0.3 million, respectively, related to the cash portion of the settlement of phantom unit awards upon vesting. The remainder of unit-based compensation expense for all periods was related to non-cash adjustments to the unit-based compensation liability.
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

Distributable Cash Flow
We define DCF as net income (loss) plus non-cash interest expense, non-cash income tax expense (benefit), depreciation and amortization expense, unit-based compensation expense (benefit), impairment of assets, impairment of goodwill, certain transaction expenses, severance charges, loss (gain) on disposition of assets, loss on extinguishment of debt, change in fair value of derivative instrument, proceeds from insurance recovery, and other, less distributions on Preferred Units and maintenance capital expenditures.
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
Because we use capital assets, depreciation, impairment of assets, loss (gain) on disposition of assets, the interest cost of acquiring compression equipment, and maintenance capital expenditures are necessary components of our aggregate costs. Unit-based compensation expense related to equity awards granted to employees also is a meaningful business expense. Therefore, measures that exclude these cost elements have material limitations. To compensate for these limitations, we believe that it is important to consider net income (loss) and net cash provided by operating activities as determined under GAAP, as well as DCF, to evaluate our financial performance and liquidity. Our DCF excludes some, but not all, items that affect net income (loss) and net cash provided by operating activities, and these excluded items may vary among companies. Management compensates for the limitations of DCF as an analytical tool by reviewing comparable GAAP measures, understanding the differences between the measures, and incorporating this knowledge into their decision making.

The following table reconciles DCF to net income and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Year Ended December 31,
	2024	2023
Net income	$99,575	$68,268
Non-cash interest expense	8,748	7,279
Depreciation and amortization	264,756	246,096
Non-cash income tax expense (benefit)	574	(52)
Unit-based compensation expense (1)	16,552	22,169
Transaction expenses (2)	133	46
Severance charges	2,430	841
Loss (gain) on disposition of assets	4,939	(1,667)
Loss on extinguishment of debt (3)	4,966	—
Change in fair value of derivative instrument	1,204	(1,204)
Impairment of assets (4)	913	12,346
Distributions on Preferred Units	(17,550)	(47,775)
Maintenance capital expenditures (5)	(31,923)	(25,234)
DCF	$355,317	$281,113
Maintenance capital expenditures	31,923	25,234
Transaction expenses	(133)	(46)
Severance charges	(2,430)	(841)
Distributions on Preferred Units	17,550	47,775
Other	630	1,500
Changes in operating assets and liabilities	(61,523)	(82,850)
Net cash provided by operating activities	$341,334	$271,885
________________________
(1)For the years ended December 31, 2024 and 2023, unit-based compensation expense included $3.9 million and $4.4 million, respectively, of cash payments related to quarterly payments of DERs on outstanding phantom unit awards and $0.2 million and $0.3 million, respectively, related to the cash portion of the settlement of phantom unit awards upon vesting. The remainder of unit-based compensation expense for all periods was related to non-cash adjustments to the unit-based compensation liability.
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

The following table summarizes our DCF Coverage Ratio for the periods presented (dollars in thousands):

	Year Ended December 31,
	2024		2023
DCF	$355,317		$281,113

Distributions for DCF Coverage Ratio (1)	$245,990		$208,856

DCF Coverage Ratio	1.44	x	1.35	x
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
Potential events or circumstances that reasonably could be expected to negatively affect the key assumptions we used in estimating whether or not the carrying value of our long-lived assets are recoverable include the consolidation or failure of crude oil and natural gas producers, which may result in a smaller market for our services and may cause us to lose key customers, and cost-cutting efforts by crude oil and natural gas producers, which may cause us to lose current or potential customers or achieve less revenue per customer. If our projections of cash flows associated with our units decline, we may have to record an impairment of assets in future periods.
For the years ended December 31, 2024 and 2023, we evaluated the future deployment of our idle fleet assets under current market conditions and retired 2 and 42 compression units, respectively, representing approximately 1,260 and 37,700 of aggregate horsepower, respectively, that previously were used to provide compression services in our business. As a result, we recorded impairments of compression equipment of $0.3 million and $12.3 million for the years ended December 31, 2024, and 2023, respectively. The primary circumstances supporting these impairments were: (i) unmarketability of certain compression units into the foreseeable future, (ii) excessive maintenance costs associated with certain fleet assets, and (iii) prohibitive retrofitting costs that likely would prevent certain compression units from securing customer acceptance. These compression units were written down to their estimated salvage values, if any.
Additionally, for the year ended December 31, 2024, we recognized a $0.6 million impairment of assets related to capitalized software costs that are no longer expected to provide benefit.

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
Commitments and Contingencies
From time to time, we and our subsidiaries may be involved in various claims and litigation arising in the ordinary course of business. Additionally, our compliance with federal, state, and local tax regulations is subject to audit by various taxing authorities. Certain taxing authorities have either claimed or issued an assessment that specific operational processes, which we and others in our industry regularly conduct, result in transactions that are subject to taxes. We and others in our industry have disputed these claims and assessments based on either existing tax statutes or published guidance by the taxing authorities.
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
We currently are protesting certain sales tax assessments made by the Oklahoma Tax Commission (“OTC”). In August 2024, the administrative law judge (“ALJ”) assigned by the OTC accepted our position that the transactions are not taxable. The OTC subsequently requested a motion for reconsideration, which was denied by the ALJ. The OTC then requested an “en banc” hearing from the OTC Commissioners, which the OTC Commissioners denied and adopted the conclusions of the ALJ, thereby effectively closing the matter.
Our U.S. federal income tax returns for the years 2019 and 2020 currently are under examination by the IRS. The IRS has issued preliminary partnership examination changes, along with imputed underpayment computations, for the 2019 and 2020 tax years. Under the Bipartisan Budget Act of 2015, there are several procedural steps, including an appeals process, to complete before a final imputed underpayment, if any, is determined. Based on discussions with the IRS, we estimate a potential range of loss from a final imputed underpayment of $0 to approximately $28.3 million, including interest, for potential adjustments resulting from the IRS examinations. Once a final partnership imputed underpayment, if any, is determined, our General Partner may elect to either pay the imputed underpayment (including any applicable penalties and interest) directly to the IRS or, if eligible, issue a revised information statement to each unitholder, and former unitholder, with respect to an audited and adjusted return.
Recent Accounting Pronouncements
See Part II, Item 8 “Financial Statements and Supplementary Data”, Note 19 for recent accounting pronouncements affecting us.
ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to any natural gas or crude oil in connection with our rendered services, and accordingly, we do not bear direct exposure to fluctuating commodity prices. However, the demand for our compression services depends on the continued demand for, and production of, natural gas and crude oil. Sustained low natural gas or crude oil prices over the long term could result in a decline in the production of natural gas or crude oil, which could result in reduced demand for our compression services. We do not intend to hedge our indirect exposure to fluctuating commodity prices. A one percent decrease in average revenue-generating horsepower during the year ended December 31, 2024 would result in an annual decrease of approximately $8.6 million and $5.8 million in our revenue and Adjusted gross margin, respectively. Adjusted gross margin is a non-GAAP financial measure. For a reconciliation of Adjusted gross margin to gross margin, its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures”. Please also read Part I, Item 1A “Risk Factors – Risks Related to Our Business – An extended reduction in the demand for, or production of, natural gas or crude oil could adversely affect the demand for our services or the prices we charge for our services, which could result in a decrease in our revenues and cash available for distribution to unitholders.”
Interest Rate Risk
We are exposed to market risk due to variable interest rates under the Credit Agreement.
As of December 31, 2024, we had $772.1 million of variable-rate indebtedness outstanding at a weighted-average interest rate of 6.98%. Based on our December 31, 2024 variable-rate indebtedness outstanding, a one percent increase or decrease, respectively, in the effective interest rate would result in an annual increase or decrease in our interest expense of approximately $7.7 million.
For further information regarding our exposure to interest rate fluctuations on our debt obligations, see Note 10 to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data”.
In August 2024, we elected to terminate the interest-rate swap we previously used to manage interest-rate risk associated with the floating-rate Credit Agreement. For further information regarding our interest-rate swap and the termination, see Note 8 to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data”.
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
ITEM 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.    Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024, at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, our management believes that, as of December 31, 2024, our internal control over financial reporting was effective. Grant Thornton LLP, an independent registered public accounting firm that audited our consolidated financial statements included herein, also has audited the effectiveness of our internal control over financial reporting as of December 31, 2024, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors of USA Compression GP, LLC and
Unitholders of USA Compression Partners, LP
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of USA Compression Partners, LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2024, and our report dated February 11, 2025 expressed an unqualified opinion on those financial statements.
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
February 11, 2025

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    Other Information
In connection with recent changes to the business, the Partnership and Eric A. Scheller, our Vice President and Chief Operating Officer, engaged in discussions regarding Mr. Scheller’s role and mutually came to an agreement that it would be in the best interests of Mr. Scheller and the Partnership for Mr. Scheller to terminate his employment with the Partnership. Our Compensation Committee approved a separation package for Mr. Scheller on February 10, 2025, and Mr. Scheller’s last day at the Partnership is expected to be April 4, 2025. The Partnership expresses its appreciation to Mr. Scheller for his dedicated service and significant contributions to the Partnership and wishes him well in his future endeavors.
In connection with Mr. Scheller’s departure, Mr. Scheller and the General Partner intend to enter into a Restrictive Covenant and Separation Agreement and Full Release of Claims (the “Scheller Separation Agreement”). The Scheller Separation Agreement will become effective after execution and the expiration of a seven (7) day revocation period. The Scheller Separation Agreement will provide for the following: (i) a separation payment of $432,600, less all required governmental payroll deductions and withholdings; (ii) accelerated vesting of 81,286 phantom units to be settled up to 50% in cash, less all required governmental payroll deductions and withholdings, and (iii) a lump-sum payment equal to the full cost of the premium for eight (8) months of health insurance coverage under the Partnership’s health insurance plan.
The Scheller Separation Agreement will include, among other things, (i) a standard release of claims in favor of our General Partner, its parent entities, specifically including Energy Transfer, and their respective past and present subsidiaries, affiliates, partners, directors, officers, owners, shareholders, employees, benefit plans, benefit plan fiduciaries, predecessors, joint employers, successor employers and agents; (ii) a twenty-four (24) month restrictive covenant provision whereby Mr. Scheller acknowledges obligations with respect to competition and solicitation of customers and employees; (iii) a mutual non-disparagement clause (applicable to officers and directors of the General Partner); (iv) a confirmation and acknowledgement by Mr. Scheller of his obligations with respect to proprietary and confidential information; and (v) a twenty-four (24) month cooperation clause.
On February 10, 2025, G. Tracy Owens, our Vice President of Finance and Chief Accounting Officer informed the Partnership of his intention to retire effective March 3, 2025. The Partnership thanks Mr. Owens for his many years of service and important contributions to the Partnership, and wishes him well in the future.
In connection with Mr. Owens’s retirement, Mr. Owens and the General Partner intend to enter into a Restrictive Covenant and Separation Agreement and Full Release of Claims (the “Owens Retirement Agreement”). The Owens Retirement Agreement will become effective after execution and the expiration of a seven (7) day revocation period. The Owens Retirement Agreement will provide for the following: (i) a payment of $115,875, less all required governmental payroll deductions and withholdings; (ii) accelerated vesting of 12,765 phantom units to be settled up to 50% in cash, less all required governmental payroll deductions and withholdings, and (iii) a lump-sum payment equal to the full cost of the premium for nine (9) months of health insurance coverage under the Partnership’s health insurance plan.
The Owens Retirement Agreement will include, among other things, (i) a standard release of claims in favor of our General Partner, its parent entities, specifically including Energy Transfer, and their respective past and present subsidiaries, affiliates, partners, directors, officers, owners, shareholders, employees, benefit plans, benefit plan fiduciaries, predecessors, joint employers, successor employers and agents; (ii) a twelve (12) month restrictive covenant provision whereby Mr. Owens acknowledges obligations with respect to competition and solicitation of customers and employees; (iii) a mutual non-disparagement clause (applicable to officers and directors of the General Partner); (iv) a confirmation and acknowledgement by Mr. Owens of his obligations with respect to proprietary and confidential information; and (v) a twenty-four (24) month cooperation clause.
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed the Company of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.
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
The Board is comprised of nine members, all of whom were designated by Energy Transfer. Pursuant to a Board Representation Agreement (the “Board Representation Agreement”) among us, the General Partner, Energy Transfer, EIG Veteran Equity Aggregator, L.P. (along with its affiliated funds, “EIG”), and EIG Management Company, LLC (“EIG Management”), entered into on April 2, 2018 (the “Transactions Date”) in connection with our private placement to EIG and FS Specialty Lending Fund (formerly known as FS Energy and Power Fund) (“FSSL”) of Preferred Units and warrants to purchase common units of the Partnership (the “Warrants”), EIG Management has the right to designate one member of the Board for so long as EIG and FSSL own, in the aggregate, more than 5% of the Partnership’s outstanding common units (taking into account the common units issuable upon conversion of the Preferred Units and exercise of the Warrants). EIG Management has not designated a board member following the resignation of its previous designee, Matthew S. Hartman, on November 20, 2023. Three members of the Board are independent as defined under the independence standards established by the NYSE and the SEC. Although the NYSE does not require a publicly traded limited partnership like us to have a majority of independent directors on the Board or to establish a compensation committee or a nominating committee, the Board has elected to have a standing compensation committee (the “Compensation Committee”). We do not have a nominating committee in light of the fact that Energy Transfer and EIG currently collectively have the right to appoint all of the members of the Board.
The non-management members of the Board meet in executive session without any members of management present at least twice a year. Mr. William S. Waldheim presides at such meetings. Interested parties can communicate directly with non-management members of the Board by mail in care of the General Counsel and Secretary at USA Compression Partners, LP, 8117 Preston Road, Suite 510A, Dallas, Texas 75225. Such communications should specify the intended recipient or recipients. Commercial solicitations or similar communications will not be forwarded to the Board.
As a limited partnership, NYSE rules do not require us to seek unitholder approval for the election of any of our directors. We do not have a formal process for identifying director nominees, nor do we have a formal policy regarding consideration of diversity in identifying director nominees. We believe, however, that the individuals appointed as directors have experience, skills, and qualifications relevant to our business and have a history of service in the industry or senior leadership positions with the qualities and attributes required to provide effective oversight of the Partnership.
Independent Directors. The Board has determined that each of Glenn E. Joyce, William S. Waldheim, and John L. Wortham are an independent director under the standards established by the NYSE and the Exchange Act. The Board considered all relevant facts and circumstances and applied the independence guidelines of the NYSE and the Exchange Act in determining that none of these directors has any material relationship with us, our management, the General Partner or its affiliates, or our subsidiaries.
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

Committees of the Board of Directors
Audit Committee. The Board appoints the Audit Committee, which is comprised solely of directors who meet the independence and experience standards established by the NYSE and the Exchange Act. The Audit Committee consists of Messrs. Joyce, Waldheim, and Wortham. Mr. Waldheim serves as chairman of the Audit Committee. The Board determined that Mr. Waldheim is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of SEC Regulation S-K, and that each of Messrs. Joyce, Waldheim, and Wortham is “independent” within the meaning of the applicable NYSE and Exchange Act rules governing audit committee independence. The Audit Committee assists the Board in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements as well as the effectiveness of our corporate policies and internal controls. The Audit Committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof, and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. The Audit Committee also is responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm is given unrestricted access to the Audit Committee.
The charter of the Audit Committee (the “Audit Committee Charter”) is available under the Investor Relations tab on our website at usacompression.com. We will provide a copy of the Audit Committee Charter to any of our unitholders without charge upon written request to Investor Relations, 8117 Preston Road, Suite 510A, Dallas, Texas 75225.
Compensation Committee. The NYSE does not require a listed limited partnership like us to have a compensation committee. However, the Board established the Compensation Committee to, among other things, oversee our compensation program described below in Part III, Item 11 “Executive Compensation.” The Compensation Committee consists of Messrs. Joyce, Waldheim, and Wortham and is chaired by Mr. Joyce. The Compensation Committee establishes and reviews general policies related to our compensation and benefits, and is responsible for making recommendations to the Board with respect to the compensation and benefits of the Board. In addition, the Compensation Committee administers the USA Compression Partners, LP 2013 Long-Term Incentive Plan, as amended and as may be further amended or replaced from time to time (the “LTIP”) and the USA Compression Partners, LP Long-Term Cash Restricted Unit Plan, as may be amended or replaced from time to time (the “CRU Plan”).
Under the charter of the Compensation Committee (the “Compensation Committee Charter”), a director serving as a member of the Compensation Committee may not be an officer of, or employed by, the General Partner, us, or our subsidiaries. During 2024, none of Mr. Joyce, Mr. Waldheim, or Mr. Wortham was an officer or employee of Energy Transfer or any of its affiliates, or served as an officer of any company with respect to which any of our executive officers served on such company’s board of directors.
The Compensation Committee Charter is available under the Investor Relations tab on our website at usacompression.com. We will provide a copy of the Compensation Committee Charter to any of our unitholders without charge upon written request to Investor Relations, 8117 Preston Road, Suite 510A, Dallas, Texas 75225.
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
Corporate Governance Guidelines and Code of Ethics
The Board has adopted Corporate Governance Guidelines (the “Guidelines”) that outline important policies and practices regarding our governance and provide a framework for the function of the Board and its committees. The Board also has adopted a Code of Business Conduct and Ethics (the “Code”) that applies to the General Partner and its subsidiaries and affiliates, including us, and to all of its and their directors, employees, and officers, including its principal executive officer, principal financial officer, and principal accounting officer. We intend to post any amendments to the Code, or waivers of its provisions applicable to our directors or executive officers, including our principal executive officer and principal financial officer, on our website. The Guidelines and the Code are available under the Investor Relations tab on our website at usacompression.com. We will provide copies of the Guidelines and the Code to any of our unitholders without charge upon written request to Investor Relations, 8117 Preston Road, Suite 510A, Dallas, Texas 75225.

Note that the preceding internet addresses are for informational purposes only and are not intended to be hyperlinked. Accordingly, no information found on or provided at those internet addresses or on our website in general is intended or deemed to be incorporated by reference herein.
Insider Trading Policy
The Board has adopted insider trading policies and procedures governing the purchase, sale, and disposition of our securities that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the listing standards of the NYSE. Our insider trading policy is applicable to all employees, officers and directors and, among other things, (i) prohibits our employees, officers, directors, and certain related persons and entities from trading in securities of USA Compression Partners, LP and certain other companies while in possession of material, non-public information, (ii) contains confidentiality provisions designed to protect our material, non-public information, and (iii) requires that certain individuals who are designated as “Insiders” only transact in Partnership securities during an open trading window period, subject to limited exceptions. A copy of our insider trading policy is filed as Exhibit 19.1 to this Form 10-K.
Directors and Executive Officers
The following table shows information as of February 6, 2025 regarding the current directors and executive officers of USA Compression GP, LLC.

Name	Age	Position with USA Compression GP, LLC
M. Clint Green	47	President and Chief Executive Officer
Christopher M. Paulsen	47	Vice President, Chief Financial Officer and Treasurer
Eric A. Scheller	61	Vice President and Chief Operating Officer
Christopher W. Porter	41	Vice President, General Counsel and Secretary
Dylan A. Bramhall	48	Director
Clifford A. Harris	76	Director
Glenn E. Joyce	67	Director
Thomas E. Long	68	Director
Thomas P. Mason	68	Director
William S. Waldheim	68	Director
Bradford D. Whitehurst	50	Director
John L. Wortham	73	Director
James M. Wright, Jr.	56	Director
The directors of the General Partner hold office until the earlier of their death, resignation, removal, or disqualification or until their successors have been elected and qualified. Officers serve at the discretion of the Board. There are no family relationships among any of the directors or executive officers of the General Partner.
M. Clint Green has served as our President and CEO since October 2024. Prior to this position, Mr. Green served as Group Senior Vice President, Construction and Project Execution for Energy Transfer beginning in August 2024, Senior Vice President, Construction and Project Execution for Energy Transfer from April 2022 to August 2024, and as Vice President of Operations for Energy Transfer’s Western Division from August 2018 to April 2022. Mr. Green has more than 25 years of industry experience, having served in leadership positions at Energy Transfer since 2015, when he joined as a Senior Director through its merger with Regency Energy Partners. Prior to Energy Transfer, he held positions at Regency Energy Partners, Hanover Compression, CDM Compression and SEC Energy.
Christopher M. Paulsen has served as our Vice President, Chief Financial Officer and Treasurer since November 2024. Prior to this position, Mr. Paulsen was the Senior Vice President of Business Development and Strategy for Pioneer Natural Resources Company (“Pioneer”), a large independent oil and gas exploration and production company, from March 2023 through Pioneer’s merger with ExxonMobil in May 2024. Prior to that, he was the Vice President of Business Development and Strategy at Pioneer beginning in January 2013. Mr. Paulsen joined Pioneer in 2002 and served in various areas including investor relations, mergers and acquisitions, and operations and subsurface. In 2011, Mr. Paulsen took over leadership of the business development team responsible for shale technology, divestitures, and mergers and acquisitions. Transactions generally concentrated on upstream, midstream, oilfield service, and renewable sectors in the Permian Basin, Mid-Continent, Gulf Coast, Alaska, and Rockies. Additionally, his team was responsible for corporate strategy, scenario planning, and energy transition investments transactions. Prior to joining Pioneer, Mr. Paulsen worked for SBC Communications in planning as well as treasury. Mr. Paulsen received his BBA from Baylor University and his MBA from the McCombs School of Business at the University of Texas. Mr. Paulsen is a board member of Ralph Lowe Energy Institute at Texas Christian University. He also serves as a board member of the Maguire Energy Institute at Southern Methodist University, focusing his efforts with the student-directed Spindletop Energy Investment Fund.
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
Dylan A. Bramhall has served on the Board since April 2024. Mr. Bramhall has served as Executive Vice President and Group Chief Financial Officer of the general partner of Energy Transfer since November 2022 and currently is also Chief Financial Officer of Sunoco LP’s general partner. Mr. Bramhall joined Energy Transfer in 2015 as a result of its merger with Regency Energy Partners and is responsible for oversight of Energy Transfer’s Financial Planning and Analysis, Credit and Commodity Risk Management, Insurance, Cash Management, Capital Markets, Accounting, Financial Reporting and Investor Relations groups. He also serves as a member of Energy Transfer’s Risk Oversight Committee. While at Regency, Mr. Bramhall held management positions in the finance, risk, commercial and operations groups. Mr. Bramhall holds a Bachelor of Business Administration in finance and Master of Business Administration in finance and operations management, both from the University of Iowa.
Mr. Bramhall was selected to serve on the Board because of his financial acumen and his experience as an executive officer in the energy sector.
Clifford A. Harris has served on our Board since February 2024. Until February 2024, Mr. Harris held the position of Director- Sales with the general partner of Energy Transfer. Prior to that, Mr. Harris was Director- Sales of Dual Drive Technologies, Ltd., a company that developed technology which enables a gas compressor to switch from a natural gas engine to an electric driver, which was acquired by Energy Transfer in 2017. Mr. Harris held various positions with Dual Drive Technologies, Ltd. and its predecessors beginning in 1995. Before entering the energy industry, Mr. Harris played professional football with the Dallas Cowboys, and was inducted into the Pro Football Hall of Fame in 2020. Mr. Harris also serves on the board of the Juvenile Diabetes Research Foundation, and holds a bachelor’s degree in mathematics and a minor in physics from Ouachita Baptist University.
Mr. Harris was selected to serve on the Board due to the valuable experience and insight he brings from over 25 years in the energy industry, as well as his experience with gas compression.
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
Thomas E. Long has served on the Board since April 2018. Mr. Long was appointed as Co-Chief Executive Officer of the general partner of Energy Transfer effective January 2021. Since May 2022, Mr. Long also has served as a director of Texas Capital Bancshares, Inc. Mr. Long previously served as the Chief Financial Officer of the general partner of Energy Transfer from February 2016 until January 2021. Mr. Long also has served as a director of the general partner of Energy Transfer since April 2019. Mr. Long served as Co-Chief Executive Officer of ETO’s general partner from January 2021 until its merger into

Energy Transfer in April 2021 and was previously its Chief Financial Officer. He also served on the board of directors of the general partner of Sunoco LP from May 2016 until May 2021. Mr. Long also served as the Chief Financial Officer and as a director of PennTex Midstream Partners, LP’s general partner from November 2016 to July 2017. Mr. Long also served as Executive Vice President and Chief Financial Officer of Regency GP LLC from November 2010 to April 2015.
Mr. Long was selected to serve on the Board because of his understanding of energy-related corporate finance gained through his extensive experience in the energy industry.
Thomas P. Mason has served on the Board since April 2018. Since December 2022, Mr. Mason has served as the Executive Vice President and President – LNG of the general partner of Energy Transfer. Mr. Mason became the Executive Vice President and General Counsel of the general partner of Energy Transfer in December 2015, and served as the Executive Vice President, General Counsel and President – LNG from October 2018 following the merger of Energy Transfer Equity, L.P. and Energy Transfer Partners, L.P. until December 2022 when he resigned from his role as General Counsel. In February 2021, Mr. Mason assumed leadership responsibility over Energy Transfer’s newly created Alternative Energy Group, which focuses on the development of alternative energy projects aimed at continuing to reduce Energy Transfer’s environmental footprint throughout its operations. Mr. Mason previously served as Senior Vice President, General Counsel and Secretary of ETO’s general partner from April 2012 to December 2015, as Vice President, General Counsel and Secretary from June 2008 and as General Counsel and Secretary from February 2007. Prior to joining ETO, he was a partner in the Houston office of Vinson & Elkins L.L.P. Mr. Mason also previously served on the Board of Directors of the general partner of Sunoco Logistics Partners L.P. from October 2012 to April 2017 and also served on the Board of Directors of the general partner of PennTex Midstream Partners, LP from November 2016 to July 2017.
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
Bradford D. Whitehurst has served on the Board since April 2019. Since November 2022, Mr. Whitehurst has served as the Executive Vice President of Tax and Corporate Initiatives of the general partner of Energy Transfer. From January 2021 through November 2022, Mr. Whitehurst was the Chief Financial Officer of the general partner of Energy Transfer. Prior to that, Mr. Whitehurst served as their Executive Vice President – Head of Tax since August 2014. Mr. Whitehurst also served as the Chief Financial Officer of the general partner of ETO from January 2021 until its merger into Energy Transfer in April 2021, and prior to that was their Executive Vice President – Head of Tax since August 2014. Prior to joining Energy Transfer, Mr. Whitehurst was a partner in the Washington, DC office of Bingham McCutchen LLP and an attorney in the Washington, DC offices of both McKee Nelson LLP and Hogan & Hartson. Mr. Whitehurst has specialized in partnership taxation and has advised Energy Transfer LP in his role as outside counsel since 2006.
Mr. Whitehurst was selected to serve on the Board because of his strong background in the energy sector and specialized knowledge of the taxation structure and issues unique to partnerships.
John L. Wortham has served on the Board since March 2024. Mr. Wortham has over 40 years of experience in the energy industry. Mr. Wortham worked at Energy Transfer from 2002 until his retirement in October 2020, most recently as a Senior Director of Business Development and before that as a Senior Director of Gas Supply- Long Term Gas Contracts. Prior to that, Mr. Wortham worked for the energy company Aquila, Inc. (“Aquila”), as a Director of Business Management from 1993 until 2002, when Energy Transfer acquired certain of Aquila’s assets. Mr. Wortham has also worked in various other roles in the energy industry since 1980. Mr. Wortham graduated from Texas Christian University in 1973 with a business management degree.

Mr. Wortham was selected to serve on the Board based on his 40 years of business experience in the energy and natural gas industry.
James M. Wright, Jr. has served on the Board since April 2024. Mr. Wright was appointed as Executive Vice President, General Counsel and Chief Compliance Officer of the general partner of Energy Transfer in December 2022. He became Executive Vice President - Legal and Chief Compliance Officer of Energy Transfer’s general partner in October 2018 following the merger of Energy Transfer Equity, L.P. and Energy Transfer Partners, L.P. Mr. Wright has been a part of the Energy Transfer legal team with increasing levels of responsibility since July 2005 and has held various senior-level positions in the legal department including General Counsel of the general partner of Energy Transfer Partners, L.P. from December 2015 to October 2018 and Deputy General Counsel from May 2008 to December 2015. Prior to joining Energy Transfer, Mr. Wright gained significant experience at Enterprise Products Partners, L.P., El Paso Corp., Sonat Exploration Company and KPMG Peat Marwick LLP. Mr. Wright earned a Bachelor of Business Administration degree in Accounting and Finance from Texas A&M University and a JD from South Texas College of Law.
Mr. Wright was selected to serve on the Board because of his decades of legal experience and corporate governance in the energy sector.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires that the members of the Board, our executive officers, and persons who own more than 10 percent of a registered class of our equity securities file initial reports of ownership and reports of changes in ownership of our common units and other equity securities with the SEC and any exchange or other system on which such securities are traded or quoted. To our knowledge and based solely on a review of Section 16(a) forms filed electronically with the SEC, we believe that all reporting obligations of the members of the Board, our executive officers and greater than 10 percent unitholders under Section 16(a) were satisfied during the year ended December 31, 2024.
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
Compensation Discussion & Analysis
Named Executive Officers
The following disclosure describes the executive compensation program for the named executive officers identified below (the “NEOs”). For the year ended December 31, 2024, the NEOs were:
•M. Clint Green, President and CEO;*
•Eric D. Long, Former President and CEO;*
•Christopher M. Paulsen, Vice President, Chief Financial Officer and Treasurer;**
•G. Tracy Owens, Vice President of Finance and Chief Accounting Officer;**
•Eric A. Scheller, Vice President and Chief Operating Officer;

•Christopher W. Porter, Vice President, General Counsel and Secretary; and
•Sean T. Kimble, Former Vice President, Human Resources.***
*Mr. Long resigned from his position as President and CEO effective October 2, 2024. Effective October 3, 2024, Mr. Green was appointed by the Board as the President and CEO of the Partnership.
**Mr. Paulsen was appointed as Vice President, Chief Financial Officer and Treasurer and designated as the Partnership’s principal financial officer, effective November 18, 2024. Prior to Mr. Paulsen’s appointment, Mr. Owens was designated as the Partnership’s principal financial officer.
***Mr. Kimble left the Partnership on December 6, 2024.
Compensation Philosophy and Objectives
We have consistently based our compensation philosophy and objectives on the premise that a significant portion of each NEO’s total compensation should be incentive-based or “at-risk” compensation. We share Energy Transfer’s philosophy that the NEOs’ total compensation levels should be competitive in the marketplace for executive talent and abilities. The Compensation Committee generally targets a competitive range at or near the 50th percentile of the market for aggregate compensation consisting of the three main components of our compensation program: base salary, annual discretionary cash bonus, and long-term equity incentive awards, including cash restricted unit awards. The Compensation Committee believes that a desirable balance of incentive-based compensation is achieved by: (i) the payment of annual discretionary cash bonuses that consider (a) the achievement of the financial and operational performance objectives for a fiscal year set towards the beginning of such fiscal year and (b) the individual contributions of each NEO to our level of success in achieving the annual financial and operational performance objectives, (ii) the annual grant of time-based restricted phantom unit awards or restricted units under the LTIP, and (iii) the annual grant of time-based cash restricted unit awards under our CRU Plan. These time-based awards are intended to incentivize and retain our key employees for the long-term and motivate them to focus their efforts on increasing the market price of our common units and the level of cash distributions we pay to our common unitholders. The Partnership in 2024 continued its practice of granting restricted unit awards that vest, based generally upon continued employment, at a rate of 60% after the third year of service and the remaining 40% after the fifth year of service. Beginning in December 2024, the Partnership began granting cash restricted unit awards that vest annually in substantially three equal installments over a three-year period, together with restricted unit awards that vest at a rate of 60% after the third year of service and 40% after the fifth year of service, in each case based generally upon continued employment. For 2024, the long-term equity incentive awards to employees were split based on 75% restricted units and 25% cash restricted units.
The following charts illustrate the level of at-risk incentive compensation we awarded in 2024 to Mr. Green, our current CEO and, on an averaged basis, the other NEOs that were serving as executive officers as of December 31, 2024. Compensation has been annualized for our CEO and other NEOs that served for only a portion of 2024. “Variable/at-risk” compensation is comprised of long-term equity incentive awards, including cash restricted unit awards, and annual discretionary cash bonuses, and “fixed” compensation is comprised of base salary and bonuses not contingent on the Partnership’s performance.

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
The Compensation Committee also considers other factors such as the role, contribution, skills, experience, and performance of an individual relative to his or her peers at the Partnership, and internal compensation levels within Energy Transfer and its subsidiaries (the “Energy Transfer Group”). The Compensation Committee does not assign a specific weight to these factors, but rather makes a subjective judgment taking all of these factors into account. The Compensation Committee consults with and receives guidance and input, as appropriate, from our CEO, Energy Transfer’s Co-CEO, and executives from Energy Transfer’s Human Resources team to ensure compensation decisions are undertaken consistent with the relevant compensation philosophy and objectives of the Energy Transfer Group.
The Compensation Committee reviews and approves all compensation for the NEOs. In determining the compensation for the NEOs, the Compensation Committee takes into account input and recommendations from the CEO with respect to the compensation of the other NEOs. In this context, the CEO considers comparative compensation data and evaluates the individual performance of each of the other NEOs and their respective contributions to the Partnership. The recommendations from the CEO are then reviewed by the Compensation Committee, which may accept the recommendations or make adjustments to the recommended compensation based on the Compensation Committee’s assessment of the individual’s performance, contributions to the Partnership, and internal compensation levels within the Energy Transfer Group. The CEO’s compensation is reviewed and approved by the Compensation Committee based on comparative compensation data, including within the Energy Transfer Group, and the Compensation Committee’s independent evaluation of the CEO’s actual or expected contributions to the Partnership’s performance.
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
Periodically, we engage a third-party consultant to provide the Compensation Committee with market information regarding compensation levels at peer companies to assist in evaluating compensation levels for our executives, including the NEOs. In 2023, we engaged Meridian Compensation Partners, LLC (“Meridian”), the independent compensation advisor to Energy Transfer, to conduct a report on market information and compensation levels of our peer companies (the “2023 Meridian Report”). The Compensation Committee utilized the 2023 Meridian Report when setting NEO compensation for the 2024 year. During 2024, it relied on the results of the 2023 Meridian Report for information on base salary, bonus, and general compensation items for 2024 for the NEOs. The Compensation Committee also utilized the 2023 Meridian Report when determining the value of equity awards that should be granted to our NEOs in December 2024.
In connection with the engagement of Meridian for the 2023 Meridian Report, based on the information presented to it, the Compensation Committee assessed the independence of Meridian under applicable SEC and NYSE rules and concluded that Meridian’s work for the Compensation Committee did not raise any conflicts of interest.
For purposes of the 2023 Meridian Report, our peer group included the following companies:

Company	Ticker
1. Antero Midstream Corporation	AM
2. Archrock, Inc.	AROC
3. Cactus, Inc.	WHD
4. Enerflex Ltd.	EFX.TO
5. EnLink Midstream, LLC	ENLC
6. Expro Group Holdings N.V.	XPRO
7. Genesis Energy, L.P.	GEL
8. Helmerich & Payne, Inc.	HP
9. Kodiak Gas Services, Inc.	KGS
10. NuStar Energy L.P.	NS
11. Oil States International, Inc.	OIS
12. Pro Petro Holding Corp.	PUMP
13. RPC, Inc.	RES
14. Select Water Solutions, Inc.	WTTR
15. Summit Midstream Partners, LP	SMLP
16. Sunoco LP	SUN
17. TETRA Technologies, Inc.	TTI

Elements of the Compensation Program
Compensation for the NEOs primarily consists of the following elements and corresponding objectives:

Compensation Element	Primary Objective
Base salary	To recognize performance of job responsibilities and to attract and retain individuals with superior talent.

Annual incentive compensation	To promote near-term performance objectives and reward individual contributions to the achievement of those objectives.

Long-term equity incentive awards (Restricted Units and Phantom Units)	To emphasize long-term performance objectives, encourage the maximization of unitholder value, and retain key executives by providing an opportunity to participate in the ownership of the Partnership.

Long-term equity incentive awards (Cash Restricted Units)	To emphasize long-term performance objectives, encourage the maximization of unitholder value, and retain key executives by providing an opportunity to benefit from strong unitholder value.

Retirement savings (401(k)) plan	To provide an opportunity for tax-efficient savings.

Other elements of compensation and perquisites	To attract and retain talented executives in a cost-efficient manner by providing benefits comparable to those offered by similarly situated companies.
Base Salary for 2024
Base salaries for the NEOs generally have been set at a level deemed appropriate by the Compensation Committee to attract and retain individuals with superior talent. On an annual basis, base salary increases are determined based on the job responsibilities, demonstrated proficiency and performance of the NEO, and market conditions. The Compensation Committee provided each NEO with an increase to his base salary for the 2024 year, other than Mr. Owens, whose compensation had, at the time of determination of 2024 base salaries, been recently adjusted in connection with being designated the principal financial officer of the Partnership.
The 2024 base salaries and 2023 base salaries for the NEOs, including our current and former CEO, are set forth in the following table:

Name and Principal Position	2024 Base Salary ($)		2023 Base Salary ($)
M. Clint Green, President and Chief Executive Officer	500,000	(1)	—
Eric D. Long, Former President and Chief Executive Officer	739,783	(2)	711,330
Christopher M. Paulsen, Vice President, Chief Financial Officer and Treasurer	425,000	(3)	—
G. Tracy Owens, Vice President of Finance and Chief Accounting Officer	325,000		325,000	(4)
Eric A. Scheller, Vice President and Chief Operating Officer	420,000		385,000
Christopher W. Porter, Vice President, General Counsel and Secretary	410,000		374,400
Sean T. Kimble, Former Vice President, Human Resources	351,520	(5)	338,000
________________________
(1)Mr. Green joined the Partnership effective October 3, 2024. The amount above reflects his annualized base salary for 2024. Mr. Green received $124,923 in base salary in 2024.
(2)Mr. Long resigned from his positions as President and Chief Executive Officer of the Partnership effective October 2, 2024. Mr. Long remained an employee of the Partnership until his retirement on December 31, 2024.
(3)Mr. Paulsen joined the Partnership effective November 18, 2024. The amount above reflects his annualized base salary for 2024. Mr. Paulsen received $49,038 in base salary in 2024.
(4)Mr. Owens’s base salary was increased to $325,000 effective October 9, 2023 in connection with his designation as principal financial officer of the Partnership. The amount above reflects his annualized base salary for 2023 after this increase. Mr. Owens received $300,102 in base salary in 2023.

(5)Mr. Kimble left the Partnership effective December 6, 2024. The amount above reflects his annualized base salary for 2024. Mr. Kimble received $331,240 in base salary in 2024.
Annual Cash Incentive Compensation for 2024
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
In February 2025, the Compensation Committee made the determination to pay annual cash bonus awards to executives, including certain NEOs, under the Bonus Plan attributable to the year ended December 31, 2024. Although the funding of the Bonus Plan generally is based on our satisfaction of certain performance measures that were previously established for the 2024 year, the Compensation Committee retains the authority to use its business judgement to make decisions or adjustments to the Bonus Plan’s funding pool or the individual bonus awards resulting from the guidelines set forth below. The Bonus Plan contains four payout factors and corresponding percentages that comprise the total annual target bonus for all eligible employees, including the NEOs (the “Annual Target Bonus Pool”), as shown in the following chart.

Bonus Plan Payout Factors
Payout Factor	% of Total Annual Target Bonus
Adjusted EBITDA Budget Target Payout Factor	30%
Distributable Cash Flow Budget Target Payout Factor	30%
Leverage Ratio Budget Target Payout Factor	30%
Safety Budget Target Payout Factor	10%
Each of the Adjusted EBITDA Budget Target Payout Factor (the “Adjusted EBITDA Factor”) and the Distributable Cash Flow, or DCF, Budget Target Payout Factor (the “DCF Factor”) assign payout factors from 0% to 120% based on the percentage of the Partnership’s budgeted Adjusted EBITDA and DCF, respectively, achieved for the year, as shown in the following chart. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” for definitions of these non-GAAP measures as well as reconciliations of each measure to its most directly comparable financial measure(s) calculated and presented in accordance with GAAP.

Adjusted EBITDA and DCF Factors
% of Budget Target	Bonus Pool Payout Factor
Greater than or equal to 110%	1.20x
109.9% – 105.0%	1.10x
104.9% – 95.0%	1.00x
94.9% – 90.0%	0.90x
89.9% – 80.0%	0.75x
Less than 80.0%	0.00x
For the 2024 year, the Compensation Committee set the Adjusted EBITDA Budget Target at $567.3 million and the DCF Budget Target at $351.0 million.
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
For the 2024 year, the Compensation Committee set the Leverage Ratio Budget Target at 4.10x.
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
For the 2024 year, the Compensation Committee set the Safety Target (as defined in the Bonus Plan) at 1.0.
The establishment and amount of the bonus pool is 100% discretionary and subject to approval and/or adjustment by the Compensation Committee. In determining bonuses for the NEOs, the Compensation Committee takes into account whether the Partnership achieved or exceeded its targeted performance objectives. In the case of the NEOs, their bonus pool targets for the 2024 year range from 50% to 130% of their respective annual base salary.
For the 2024 year, the Compensation Committee set a target bonus amount (the “Target Bonus”) for Messrs. Long, Owens, Scheller, Porter and Kimble prior to the first quarter of the 2024 year, which was set as a percentage of the NEO’s base salary. The Target Bonus for Mr. Green was set by the Compensation Committee in connection with his appointment in October 2024. For the bonus applicable to the 2024 year, the Target Bonus, as a percentage of base salary and as a dollar amount, is reflected in the table below.

Name	Percentage of Base Salary	Target Amount ($)
M. Clint Green, President and Chief Executive Officer	130%	650,000	(1)
Eric D. Long, Former President and Chief Executive Officer	130%	961,718
Christopher M. Paulsen, Vice President, Chief Financial Officer and Treasurer	—	—	(2)
G. Tracy Owens, Vice President of Finance and Chief Accounting Officer	50%	162,500
Eric A. Scheller, Vice President and Chief Operating Officer	100%	420,000
Christopher W. Porter, Vice President, General Counsel and Secretary	100%	410,000
Sean T. Kimble, Former Vice President, Human Resources	90%	316,368
________________________
(1)Final bonus payout for Mr. Green was prorated based on the amount of time the NEO was employed with the Partnership during the year ended December 31, 2024.
(2)Mr. Paulsen did not have a Target Bonus allocation for 2024. Instead, his offer letter provided for payment of a sign-on bonus in the amount of $125,000 to be payable at the same time annual bonus awards were paid to our NEOs.

The annual cash bonus pool targets for 2024 were based on the determination of the Compensation Committee and in the case of Messrs. Long, Owens, Scheller, Porter, and Kimble in accordance with Meridian review, and in consideration of the available compensation data and the role, contribution, skills, experience, and performance of an individual relative to his or her peers at the Partnership.
Target Bonuses, if any, are paid within one week following delivery by our independent auditor of the audit of our financial statements for the year to which the Target Bonus relates, but in any case, no later than March 15 of the year following the year to which the Target Bonus relates. For the year ended December 31, 2024, we achieved (i) Adjusted EBITDA of $584,282,000 resulting in an Adjusted EBITDA Bonus Pool Payout Factor of 1.00; (ii) DCF of $355,317,000, resulting in a DCF Bonus Pool Payout Factor of 1.00; (iii) Leverage Ratio, as calculated for the purposes of the Bonus Plan, of 4.211x, resulting in a Leverage Ratio Bonus Pool Payout Factor of 1.00; and (iv) a TRIR of 0.81 resulting in a Safety Bonus Pool Payout Factor of 1.00. Based on these payout factors, the awards made pursuant to the Bonus Plan with respect to the year ended December 31, 2024 equal 100% of each NEO’s Target Bonus and were as follows:

Name (1)	Bonus ($)
M. Clint Green, President and Chief Executive Officer	162,500	(2)
Christopher M. Paulsen, Vice President, Chief Financial Officer and Treasurer	—	(3)
G. Tracy Owens, Vice President of Finance and Chief Accounting Officer	162,500
Eric A. Scheller, Vice President and Chief Operating Officer	420,000
Christopher W. Porter, Vice President, General Counsel and Secretary	410,000
________________________
(1)Messrs. Long and Kimble left the Partnership prior to the payout of the Target Bonuses for the year ended December 31, 2024. Accordingly, no bonus payment was made to them for 2024.
(2)Mr. Green’s Target Bonus payout was prorated based on the amount of time he was employed with the Partnership during the year ended December 31, 2024.
(3)Mr. Paulsen did not have a Target Bonus allocation for 2024. Instead, his offer letter provided for payment of a sign-on bonus in the amount of $125,000 to be payable at the same time annual bonus awards were paid to our NEOs.
Amounts received on or after October 2, 2023 by the NEOs pursuant to the Bonus Plan are subject to certain clawback policies, and may be subject to repayment in part or in full if the Partnership is required to prepare an accounting restatement.
Long-Term Equity Incentive Awards
As noted above, while the Partnership has historically granted awards of phantom units (“Phantom Units”), beginning in December 2024, the Partnership began granting awards of cash restricted units (“CRSUs”) together with awards of restricted units (“RSUs”). The vesting terms of these awards and the target award levels for the 2024 RSUs and CRSUs are described below.
Long-Term Restricted Unit Awards
The LTIP is designed to promote our interests, as well as the interests of our unitholders, by rewarding our officers, directors, and certain of our employees for delivering desired performance results, as well as by strengthening our ability to attract, retain, and motivate qualified individuals to serve as officers, directors, and employees. The LTIP provides for the grant, from time to time at the discretion of the Compensation Committee, of unit awards, restricted units, phantom units, unit options, unit appreciation rights, DERs, and other common unit-based awards, although since our initial public offering in 2013, the Compensation Committee has only granted awards of Phantom Units and RSUs with DERs under the LTIP. The Compensation Committee acts as the administrator of the LTIP. Each Phantom Unit and RSU represents the right to receive a common unit or, in the case of Phantom Units, an amount of cash equal to the fair market value of a common unit (or a combination thereof), upon the vesting of such Phantom Unit or RSU pursuant to the LTIP, the applicable award agreement thereunder (“Phantom Unit Agreement” or “Restricted Unit Agreement”, respectively), and as determined by the Compensation Committee in its discretion. The outstanding, unvested Phantom Units and RSUs granted under the LTIP and held by the NEOs are reflected below in “– Outstanding Equity Awards as of December 31, 2024.”
Each of our current Phantom Unit Agreement and Restricted Unit Agreement provides for (i) incremental vesting over five years in two tranches ((a) 60% on the third December 5 following the grant and (b) 40% on the fifth December 5 following the grant) and (ii) vesting of 100% of the outstanding, unvested Phantom Units or RSUs in the event of (a) a Change in Control (as defined under the LTIP and set forth below under “Potential Payments upon Termination or Change in Control”) or (b) the NEO’s death or Disability (as defined under the LTIP and set forth below under “Potential Payments upon Termination or Change in Control”). Additionally, the Phantom Unit Agreement provides for (i) vesting of 40% of the outstanding, unvested

Phantom Units if the NEO voluntarily retires between the ages of 65–68 and has been employed by us, the General Partner, or our affiliates for at least 10 years (with the remaining 60% being forfeited), and (ii) vesting of 50% of the outstanding, unvested Phantom Units if the NEO voluntarily retires at or over the age 68 and has been employed by us, the General Partner, or our affiliates for at least 10 years (with the remaining 50% being forfeited). The Restricted Unit Agreement similarly provides for (i) vesting of 40% of the outstanding, unvested RSUs if the NEO voluntarily retires between the ages of 65–68, has been employed by us, the General Partner, or our affiliates for at least five years, and has held the award for at least a year (with the remaining 60% being forfeited), and (ii) vesting of 50% of the outstanding, unvested RSUs if the NEO voluntarily retires at or over the age 68, has been employed by us, the General Partner, or our affiliates for at least five years, and has held the award for at least a year (with the remaining 50% being forfeited). The vesting of the Phantom Units and RSUs are subject, in each case described above, to the NEO’s continued employment with us, the General Partner, or our affiliates until the relevant vesting date.
Cash Restricted Unit Awards
The CRU Plan was adopted by our Compensation Committee and became effective December 1, 2024. Under the CRU Plan, our Compensation Committee, in its discretion, may grant awards of CRSUs, upon such terms and conditions as it may determine appropriate and in accordance with general guidelines as defined by the CRU Plan. Each CRSU entitles the award recipient to receive cash equal to the market value of one common unit upon vesting, pursuant to the applicable award agreement thereunder (“Cash Restricted Unit Agreement”). The CRSUs do not include rights to DER cash payments. Awards from the CRU Plan are used to incentivize and reward eligible employees over a long-term basis.
Our Cash Restricted Unit Agreement provides for (i) incremental vesting over a three-year period, with 1/3 of the CRSUs subject to the award vesting on December 5 of each year, (ii) vesting of 100% of the outstanding, unvested CRSUs in the event of (a) a Change in Control (as defined under the CRU Plan and set forth below under “Potential Payments upon Termination or Change in Control”) or (b) the NEO’s death or Disability (as defined under the CRU Plan and set forth below under “Potential Payments upon Termination or Change in Control”), (iii) vesting of 40% of the outstanding, unvested CRSUs if the NEO voluntarily retires between the ages of 65–68, has been employed by us, the General Partner, or our affiliates for at least five years, and has held the award for at least one year (with the remaining 60% being forfeited), and (iv) vesting of 50% of the outstanding, unvested CRSUs if the NEO voluntarily retires at or over the age 68, has been employed by us, the General Partner, or our affiliates for at least five years, and has held the award for at least one year (with the remaining 50% being forfeited). The vesting of the CRSUs are subject, in each case, to the NEO’s continued employment with us until the relevant vesting date.
The target level of annual long-term incentive awards granted in 2024 for each of the NEOs is expressed below as a percentage of the NEO’s base salary. As described above, these awards were split in 2024 based on 75% RSUs and 25% CRSUs. In determining the level of the 2024 grants of long-term incentive awards to the NEOs, the Compensation Committee, taking into account the role, contribution, skills, experience, and performance of an NEO relative to his or her peers at the Partnership, award levels within the Energy Transfer Group, and market and other relevant data, determined each of the NEO’s long-term incentive targets. The base salaries used for these calculations were the base salaries for the 2024 calendar year. The Compensation Committee set a long-term incentive award target amount for Mr. Paulsen, which were based on the factors described above, in connection with his appointment to his position in November 2024. The long-term incentive targets are used as the basis to determine the target number of units to be awarded to the eligible participant, including the NEOs. For 2024, the Partnership utilized a 60 trading-day trailing weighted average price of the Partnership’s common units prior to November 1, 2024 to determine the target number of units to be awarded. The Compensation Committee set long-term incentive award target amounts for Messrs. Green, Scheller and Porter in December 2024, which are shown in the following table:

Long-Term Incentive Target Amounts Awarded December 5, 2024
Name (1)(2)	Percentage of Base Salary	Grant Date Amount ($)
M. Clint Green, President and Chief Executive Officer	500%	2,500,000
Christopher M. Paulsen, Vice President, Chief Financial Officer and Treasurer (3)	250%	1,668,803
Eric A. Scheller, Vice President and Chief Operating Officer	200%	840,000
Christopher W. Porter, Vice President, General Counsel and Secretary	200%	820,000
________________________
(1)Mr. Kimble left the Partnership, and Mr. Long resigned from his executive offices, prior to the grant of the long-term incentive target awards for 2024. Accordingly, no such awards were granted to Messrs. Long or Kimble for 2024.
(2)Mr. Owens did not receive a long-term incentive target award in December 2024.

(3)Mr. Paulsen’s long-term incentive target amount was set at 250% of his base salary, or $1,062,500, however he also received a one-time sign-on bonus of additional long-term incentive awards, bringing the grant date value of his total award to $1,668,803.
Under the LTIP, the Compensation Committee has the discretion to determine whether any portion of awards should be settled in cash upon vesting. The Restricted Unit Agreements do not allow for cash settlement of the RSUs. The Phantom Unit Agreements do allow for cash settlement of the Phantom Units at the discretion of the Compensation Committee. On December 5, 2024, the Compensation Committee approved the current default settlement method for Phantom Units of 50% in cash (valued based on the 10 day volume weighted average closing price on the NYSE of the Partnership’s common units in advance of the vesting date) and 50% in common units for all vesting of Phantom Units occurring during 2025. However, the Compensation Committee has also specified that employees may elect to decrease the percentage of this cash settlement. If an employee affirmatively requests in writing that the percentage of cash settlement be set at a specific amount that is less than 50% (and such employee agrees to pay out of his or her own funds the amount of any required federal withholding to the extent that the cash portion is insufficient for the Partnership to withhold and pay such amounts on the employee’s behalf), the Compensation Committee approves in advance such lesser cash settlement percentage.
Each award of RSUs and Phantom Units granted to an employee, including the NEOs, is granted in tandem with a corresponding award of DERs, which entitles the recipient to receive an amount in cash on a quarterly basis equal to the product of (a) the number of RSUs and Phantom Units granted under such award to the grantee that remain outstanding and unvested as of the record date for the distribution on the Partnership’s common units for such quarter and (b) the quarterly distribution with respect to the Partnership’s common units. The CRSUs are not granted with a corresponding DER.
The Phantom Units are granted pursuant to the LTIP are subject to certain clawback features, and the award may not vest or settle if we determine that the recipient committed certain acts of misconduct, as more particularly described in the LTIP.
Benefit Plans and Perquisites
We provide the NEOs with certain other benefits and perquisites, which we do not consider to be a significant component of our overall executive compensation program, but which we recognize as an important factor in attracting and retaining talented executives. The NEOs are eligible under the same plans as all other employees with respect to (i) medical, dental, vision, disability, and life insurance benefits and (ii) a defined contribution plan that is tax-qualified under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). In addition, we have provided one or more NEOs with an annual automobile allowance and club memberships. The Compensation Committee has determined it is appropriate to offer these perquisites in order to provide compensation opportunities competitive with those offered by similarly situated public companies. In determining the compensation payable to the NEOs, the Compensation Committee considers perquisites in the context of the total compensation the NEOs are eligible to receive. However, given the fact that perquisites represent a relatively small portion of the NEOs’ total compensation, the availability of these perquisites does not materially influence the Compensation Committee’s decision making with respect to other elements of the NEOs’ total compensation. The value of personal benefits and perquisites we provided to each of the NEOs in 2024 is set forth below in “– Summary Compensation Table.”
Sign-On Bonus
The Compensation Committee granted Mr. Paulsen a one-time signing bonus consisting of (i) $125,000, to be paid in cash at the same time as other awards under the Bonus Plan and (ii) a one-time special sign on award of 75,000 units (split 75% RSUs and 25% CRSUs).

Energy Transfer LP Non-Qualified Deferred Compensation Plan (the “Energy Transfer NQDC Plan”)
As part of our shared services integration with Energy Transfer, beginning in 2025 our NEOs, along with certain other highly compensated employees, are eligible to participate in Energy Transfer’s deferred compensation plan, which permits eligible highly compensated employees to defer a portion of their salary, bonus, and/or quarterly non-vested phantom or restricted unit distribution equivalent income until retirement, termination of employment or other designated distribution event. Each year under the Energy Transfer NQDC Plan, eligible employees are permitted to make an irrevocable election to defer up to 50% of their annual base salary, 50% of their quarterly non-vested phantom or restricted unit distribution income, and/or 50% of their discretionary performance bonus compensation during the following year. Pursuant to the Energy Transfer NQDC Plan, Energy Transfer may make annual discretionary matching contributions to participants’ accounts; however, Energy Transfer has not made any discretionary contributions to participants’ accounts and currently has no plans to make any discretionary contributions to participants’ accounts. All amounts credited under the Energy Transfer NQDC Plan (other than discretionary credits) are immediately 100% vested. Participant accounts are credited with deemed earnings or losses based on hypothetical investment fund choices made by the participants among available funds.

Participants may elect to have their account balances distributed in one lump sum payment or in annual installments over a period of three or five years upon retirement, and in a lump sum upon other termination events. Participants may also elect to take lump-sum in-service withdrawals five years or longer in the future, and such scheduled in-service withdrawals may be further deferred prior to the withdrawal date. Upon a change in control (as defined in the Energy Transfer NQDC Plan) of Energy Transfer, all Energy Transfer NQDC Plan accounts are immediately vested in full. However, distributions are not accelerated and, instead, are made in accordance with the Energy Transfer NQDC Plan’s normal distribution provisions unless a participant has elected to receive a change of control distribution pursuant to his deferral agreement.
Employment Agreements
Mr. Porter is, and prior to his departure Mr. Kimble was, party to an employment agreement with us (together, the “Employment Agreements”). Mr. Porter’s Employment Agreement has been extended on a year-to-year basis and will be automatically extended for successive twelve-month periods unless either party delivers written notice to the other at least 90 days prior to the end of the current employment term. Please see the description of the Employment Agreements under “Potential Payments upon Termination or Change in Control” for further details on the terms of the Employment Agreements.
Separation Agreements
Mr. Long retired from the Partnership effective December 31, 2024, and prior to that resigned from his position as President and CEO effective October 2, 2024. In recognition of his service and contributions to the Partnership, the Compensation Committee approved the following items to be paid or issued to Mr. Long (the “Long Separation Package”) pursuant to a Restrictive Covenant and Separation Agreement and Full Release of Claims (the “Long Separation Agreement”): (i) a lump-sum separation payment of $962,000, (ii) accelerated vesting of 509,974 Phantom Units of the Partnership, (iii) a lump-sum payment equal to 24 months of health-insurance coverage under the Partnership’s health insurance plan and (iv) a lump-sum payment of $25,000 upon execution of a supplemental release. The separation payment and health insurance premiums were paid after the effective date of the Long Separation Agreement. The supplemental release payment will be paid following execution of a supplemental release at the end of the term of Mr. Long’s Consulting Agreement (described below). A portion of the Phantom Units, consisting of 305,984 of the total 509,974 Phantom Units, vested after the effective date of the Long Separation Agreement, of which Mr. Long had the option to settle up to 50% in cash. The vesting of the remaining 203,990 Phantom Units, together with any accrued DERs on such Phantom Units, is delayed in accordance with Section 409A of the Internal Revenue Code (the “Code”), and will vest on July 1, 2025. The Long Separation Package was contingent upon Mr. Long’s execution of, and remains subject to his compliance with, the Long Separation Agreement, pursuant to which he released all claims against us, and which provides for certain non-disparagement, non-solicit, and confidentiality obligations.
In addition, our General Partner and Mr. Long have entered into a consulting agreement (the “Consulting Agreement”) for a period of one year commencing on January 1, 2025. Pursuant to the terms of the Consulting Agreement, in exchange for providing consulting and advisory services to the Partnership and complying with the terms of the Consulting Agreement, including certain non-competition and non-solicitation covenants incorporated by reference in the Long Separation Agreement, Mr. Long will receive a total of $740,000, paid monthly in arrears. As an independent contractor, Mr. Long will not be entitled to participate in or receive any benefit or right as a company employee under the employee benefit plans of the Partnership.
Mr. Kimble’s employment with the Partnership was terminated effective December 6, 2024. In recognition of his service and contributions to the Partnership, and generally consistent with the terms of Mr. Kimble’s Employment Agreement, the Compensation Committee approved the following amounts to be paid to Mr. Kimble: (i) a separation payment of $972,088, (ii) a lump-sum equal to his earned but unused paid time off, and (iii) a lump-sum equal to 24 months of health-insurance coverage under the Partnership’s health insurance plan (collectively, the “Kimble Separation Payment”). The Kimble Separation Payment was contingent upon Mr. Kimble’s execution of, and remains subject to his compliance with, a Restrictive Covenant and Separation Agreement and Full Release of Claims (the “Kimble Separation Agreement”) pursuant to which he released all claims against us, and which provides for certain non-disparagement, non-solicit, and confidentiality obligations. The Kimble Separation Payment will be paid in a lump sum six months after the effective date of the Kimble Separation Agreement, in accordance with Section 409A of the Code.
Risk Assessment Related to Our Compensation Structure
We believe our compensation program for all of our employees, including the NEOs, is appropriately structured and not reasonably likely to result in material risk to us because it is structured in a manner that does not promote excessive risk-taking that could damage our reputation, negatively impact our financial results, or reward poor judgment. We also have allocated our compensation among base salary and short- and long-term compensation in such a way as to not encourage excessive risk-taking. Furthermore, all business groups and employees receive similar compensation components of base pay and short-term incentives. We typically offer long-term equity incentives to employees at the director level or above, and we use RSUs, Phantom Units and CRSUs rather than unit options for these equity awards because these awards retain value even in a depressed market, so employees are less likely to take unreasonable risks to get or keep options “in-the-money.” Finally, the time-based vesting pursuant to our RSU and Phantom Unit agreements over three to five years, and our time-based vesting pursuant to our CRSU agreement over three years, ensures that our employees’ interests align with those of our unitholders with respect to our long-term performance.
Accounting and Tax Considerations
We account for the equity compensation expense for equity awards granted under our LTIP in accordance with GAAP, which requires us to estimate and record an expense for each equity award over the vesting period of the award. For employees, Phantom Units with a cash settlement option and CRSUs are accounted for as a liability and are re-measured at fair value at the end of each reporting period using the market price of the Partnership’s common units. RSUs without a cash settlement option, as well as Phantom Units granted to outside directors without a cash settlement option, are accounted for as equity. During the requisite service period, compensation cost is recognized using the proportionate amount of the award’s fair value that has been earned through service to date.
Because we are a master limited partnership and the General Partner is a limited liability company, section 162(m) of the Code, which generally precludes public corporations (as defined pursuant to regulations issued under section 162(m)) from taking a tax deduction for individual compensation to certain of its executive officers in excess of $1 million, does not apply to the compensation paid to the NEOs and, accordingly, the Compensation Committee did not consider its impact in making the compensation recommendations discussed above.
Compensation Committee Interlocks and Insider Participation
We do not have any Compensation Committee interlocks. Messrs. Joyce, Waldheim and Wortham are the only members of the Compensation Committee as of February 6, 2024. Our former director, Mr. W. Brett Smith, also served on the Compensation Committee at the beginning of 2024. During 2024, none of Messrs. Joyce, Waldheim, Wortham, or Smith was an officer or employee of Energy Transfer or any of its affiliates, including us, or served as an officer of any company with respect to which any of our executive officers served on such company’s board of directors.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the section of this report entitled “Compensation Discussion and Analysis” with management of the Partnership and approved its inclusion in this Annual Report on Form 10-K.

Compensation Committee
Glenn E. Joyce (Chairman)
William S. Waldheim
John L. Wortham
The foregoing report shall not be deemed to be incorporated by reference by any general statement or reference to this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate this information by reference, and otherwise shall not be deemed filed under those Acts.

Summary Compensation Table
The following table provides information concerning compensation of our NEOs for the fiscal years presented below, as applicable.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Equity Awards ($) (1)		Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)		Total ($)
M. Clint Green	2024	124,923	—		2,607,876		162,500	4,154	(9)	2,899,453
President and Chief Executive Officer
Eric D. Long	2024	745,474	—		7,019,282	(5)	—	2,531,169	(6)	10,295,925
Former President and Chief Executive Officer	2023	711,330	—		3,698,902		924,729	1,699,814		7,034,775
	2022	683,972	—		3,556,634		854,965	1,556,768		6,652,339
Christopher M. Paulsen	2024	52,308	125,000	(4)	1,740,750		—	—		1,918,058
Vice President, Chief Financial Officer and Treasurer
G. Tracy Owens	2024	327,575	—		—		162,500	91,136		581,211
Vice President of Finance and Chief Accounting Officer	2023	300,102	—		199,990		150,362	95,091		745,545
Eric A. Scheller	2024	423,328	—		876,178		420,000	389,865		2,109,371
Vice President and Chief Operating Officer	2023	385,000	—		1,224,995		385,000	377,573		2,372,568
	2022	360,500	—		769,997		324,450	298,387		1,753,334
Christopher W. Porter	2024	413,248	—		855,289		410,000	346,074		2,024,611
Vice President, General Counsel and Secretary	2023	374,400	—		819,978		336,960	354,327		1,885,665
	2022	360,000	—		748,798		324,000	307,310		1,740,108
Sean T. Kimble	2024	331,240	—		—		—	1,345,813	(7)	1,677,053
Former Vice President, Human Resources	2023	338,000	—		615,159		304,200	324,521		1,581,880
	2022	325,000	9,750	(8)	591,496		292,500	298,908		1,517,654
________________________
(1)Equity award amounts reflect the aggregate grant date fair value of the awards calculated in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) Topic 718, disregarding the estimated likelihood of forfeitures. For a discussion of the assumptions utilized in determining the fair value of these awards, please see Note 15 in Part II, Item 8 “Financial Statements and Supplementary Data”. Although the CRSU awards may only be settled in cash, they are based upon the value of USAC common units and are accounted for as equity awards within these compensation tables.
(2)Represents the awards earned under the Bonus Plan for each of the NEOs. Amounts earned for the 2024 year will be paid after the Partnership’s audited financials are finalized.
(3)See the chart below for a detailed breakdown of amounts reported in this column for 2024:

Name	DERs	Automobile Allowance	Employer 401(k) Contributions	Club Membership Dues	Parking
Mr. Green	$—	—	$4,154	—	$0
Mr. Long	$1,476,781	$18,001	$17,250	$18,013	$9,186
Mr. Paulsen	$—	—	$—	—	$0
Mr. Owens	$74,168	—	$15,500	—	$1,468
Mr. Scheller	$371,641	—	$17,250	—	$974
Mr. Porter	$325,750	—	$16,558	—	$3,766
Mr. Kimble	$270,268	—	$16,562	—	$3,263

We have included distribution payments in connection with distribution equivalent rights on unvested Phantom Unit awards. See notes (6) and (7) below for additional amounts included for Messrs. Long and Kimble, respectively. See note (9) below regarding certain benefits provided to Mr. Green during 2024.
(4)In 2024, Mr. Paulsen received a one-time cash signing bonus of $125,000, which will be paid at the same time as the bonus amounts under the Bonus Plan.
(5)Mr. Long retired from the Partnership on December 31, 2024. Pursuant to the Long Separation Agreement and subject to certain covenants contained therein, 100% of his unvested Phantom Units vested or will vest in connection with his retirement. Under the terms of Mr. Long’s award agreements for these Phantom Units, which were granted in previous years, 40% of these Phantom Units would vest upon his retirement. The value reported reflects the incremental value associated with modifications to his outstanding Phantom Unit awards in connection with his retirement and with respect to the accelerated vesting of the remaining 60% of these Phantom Units. See Note 15 in Part II, Item 8 “Financial Statements and Supplementary Data” for a discussion of the relevant assumptions used in calculating these amounts pursuant to FASB ASC Topic 718.
(6)In connection with Mr. Long’s retirement, he received a separation payment of $991,938 under the terms of the Long Separation Agreement. The incremental value of his accelerated Phantom Units is reported in the “Equity Awards” column and is not included in this amount. Additionally, the value of the vested Phantom Units Mr. Long was entitled to upon his retirement is not reported in this Summary Compensation Table, as this value was reflected as compensation in the summary compensation tables for the years in which each such award was granted.
(7)Mr. Kimble left the Partnership on December 6, 2024. In connection with his departure, he will receive a separation payment of $1,055,720 under the terms of the Kimble Separation Agreement.
(8)In 2022, Mr. Kimble was granted a one-time lump sum payment of $9,750 by the Compensation Committee.
(9)For administrative reasons, in 2024 Mr. Green remained on Energy Transfer’s employee plans with respect to (i) medical, dental, vision, disability, and life insurance benefits and (ii) a defined contribution plan that is tax-qualified under Section 401(k) of the Code. As part of the shared services model, all USAC employees moved to these Energy Transfer employee plans beginning in 2025. As these benefits were offered to all employees of Energy Transfer during 2024 and to all employees of USAC beginning in 2025, we do not classify these benefits as perquisites.

Grants of Plan-Based Awards during the Year Ended December 31, 2024
The below reflects awards granted to our NEOs under the LTIP and our Bonus Plan during 2024.

Name	Grant Date	Approval Date of Equity-Based Awards	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)		All Other Unit Awards: Number of Units (#)		Grant Date Fair Value of Unit Awards ($) (6)
			Target ($)	Maximum ($)
M. Clint Green	10/2/2024		650,000	767,000
President and Chief Executive Officer	12/5/2024	12/5/2024			84,270	(2)	1,955,907
	12/5/2024	12/5/2024			28,090	(3)	651,969
Eric D. Long	2/9/2024		961,718	1,134,827
Former President and Chief Executive Officer	10/2/2024	10/2/2024			305,984	(4)	7,019,282
Christopher M. Paulsen (5)	12/5/2024	12/5/2024			56,250	(2)	1,305,563
Vice President, Chief Financial Officer and Treasurer	12/5/2024	12/5/2024			18,750	(3)	435,188
G. Tracy Owens	2/9/2024		162,500	191,750
Vice President of Finance and Chief Accounting Officer
Eric A. Scheller	2/9/2024		420,000	495,600
Vice President and Chief Operating Officer	12/5/2024	12/5/2024			28,310	(2)	657,075
	12/5/2024	12/5/2024			9,440	(3)	219,102
Christopher W. Porter	2/9/2024		410,000	483,800
Vice President, General Counsel and Secretary	12/5/2024	12/5/2024			27,640	(2)	641,524
	12/5/2024	12/5/2024			9,210	(3)	213,764
Sean T. Kimble	2/9/2024		316,368	373,314
Former Vice President, Human Resources
________________________
(1)These awards were granted in 2024 pursuant to our Bonus Plan. The potential payout pursuant to these awards could be zero, thus we have not reflected a threshold amount in the table above. Actual amounts earned for 2024 have been reflected within the Summary Compensation Table above, which was prorated for Mr. Green based on the amount of time he was employed with the Partnership during 2024.
(2)The RSUs granted to our NEOs on December 5, 2024 were granted pursuant to our LTIP and will vest incrementally, with 60% of the RSUs vesting on December 5, 2027, and the remaining 40% of the RSUs vesting on December 5, 2029. All these RSUs will also vest in full upon a Change in Control (as defined in the LTIP) or the death or Disability (as defined in the LTIP) of the NEO. If the NEO retires after attaining the age of 65 and has been employed by us, the General Partner, or our affiliates for at least five years, 60% of his then-unvested RSUs granted in 2024 will be forfeited, and the remainder will vest, at the time of retirement. If the NEO is at or over age 68 at the time of retirement and has been employed by us, the General Partner, or our affiliates for at least five years, 50% of his then-unvested RSUs granted in 2024 will be forfeited, and the remainder will vest, at the time of retirement. The retirement provision also requires that the award be held for at least one year after the grant date in order to be eligible for acceleration. The RSUs granted to our NEOs on December 5, 2024 were granted in tandem with a corresponding DER.
(3)The CRSUs granted to our NEOs on December 5, 2024 were granted pursuant to our CRU Plan and will vest over a three-year period with 1/3 of the CRSUs vesting annually beginning on December 5, 2025. All these CRSUs will also vest in full upon a Change in Control (as defined in the CRU Plan) or the death or Disability (as defined in the CRU Plan) of the NEO. If the NEO retires after attaining the age of 65 and has been employed by us, the General Partner, or our affiliates for at least five years, 60% of his then-unvested CRSUs granted in 2024 will be forfeited, and the remainder will vest, at the time of retirement. If the NEO is at or over age 68 at the time of retirement and has been employed by us, the General Partner, or our affiliates for at least five years, 50% of his then-

unvested CRSUs granted in 2024 will be forfeited, and the remainder will vest, at the time of retirement. The retirement provision also requires that the award be held for at least one year after the grant date in order to be eligible for acceleration.
(4)Mr. Long retired from the Partnership on December 31, 2024. Pursuant to the Long Separation Agreement and subject to certain covenants contained therein, 100% of his unvested Phantom Units vested or will vest in connection with his retirement. Under the terms of Mr. Long’s award agreements for these Phantom Units, which were granted in previous years, 40% of these Phantom Units would vest upon his retirement. The value reported reflects the incremental value associated with modifications to his outstanding Phantom Unit awards in connection with his retirement and with respect to the accelerated vesting of the remaining 60% of these Phantom Units.
(5)In lieu of an annual bonus award under our Bonus Plan, Mr. Paulsen received a one-time cash signing bonus of $125,000, which will be paid at the same time as the bonus amounts under the Bonus Plan. The Compensation Committee approved Mr. Paulsen’s long-term equity incentive award target in connection with his appointment in November 2024, however in December 2024 it granted Mr. Paulsen the option to elect a 75% RSU and 25% CRSU split, consistent with the other NEOs.
(6)The reported grant date fair value of unit awards was calculated by multiplying the closing price of the Partnership’s common units on the grant date by the number of units granted, as required by FASB ASC Topic 718. The closing price of the Partnership’s common units was $22.94 on October 2, 2024 and $23.21 on December 5, 2024.
Outstanding Equity Awards as of December 31, 2024
The following table provides information regarding Phantom Units and RSUs granted to the NEOs pursuant to the LTIP, and CRSUs granted pursuant to the CRU Plan, in each of the years ended December 31, 2020, 2021, 2022, 2023 and 2024 that were outstanding as of December 31, 2024, as well as the scheduled vesting schedule for each outstanding award. Potential acceleration events or change in control treatment for these awards are described below in the section titled “Potential Payments upon Termination or Change in Control.” None of the NEOs held any outstanding option awards as of December 31, 2024.

Name (8)	Number of Outstanding Unit Awards (#)		Market Value of Outstanding Unit Awards ($) (10)
M. Clint Green, President and Chief Executive Officer
2024 RSU Grant	84,270	(6)	1,985,401
2024 CRSU Grant	28,090	(7)	661,800
Eric D. Long, Former President and Chief Executive Officer (9)
2020 Grant	85,408	(1)	2,012,212
2021 Grant	73,152	(2)	1,723,461
2022 Grant	193,611	(3)	4,561,475
2023 Grant	157,803	(4)	3,717,839
Christopher M. Paulsen, Vice President, Chief Financial Officer and Treasurer
2024 RSU Grant	56,250	(6)	1,325,250
2024 CRSU Grant	18,750	(7)	441,750
G. Tracy Owens, Vice President of Finance and Chief Accounting Officer
2020 Grant	4,822	(1)	113,606
2021 Grant	4,010	(2)	94,476
2022 Grant	8,165	(3)	192,367
2023 Grant	8,532	(4)	201,014
Eric A. Scheller, Vice President and Chief Operating Officer
2020 Grant	19,694	(1)	463,991
2021 Grant	19,278	(2)	454,190
2022 Grant	41,916	(3)	987,541
2023 February Grant	18,753	(5)	441,821
2023 Grant	35,836	(4)	844,296
2024 RSU Grant	28,310	(6)	666,984
2024 CRSU Grant	9,440	(7)	222,406
Christopher W. Porter, Vice President, General Counsel and Secretary
2020 Grant	18,568	(1)	437,462
2021 Grant	19,251	(2)	453,554
2022 Grant	40,762	(3)	960,353
2023 Grant	34,982	(4)	824,176
2024 RSU Grant	27,640	(6)	651,198
2024 CRSU Grant	9,210	(7)	216,988
________________________
(1)Includes Phantom Units granted pursuant to the LTIP on December 5, 2020, to the following NEOs, of which the following remain unvested as of December 31, 2024: Mr. Long – 85,408; Mr. Owens – 4,822; Mr. Scheller – 19,694 and Mr. Porter – 18,568. These remaining unvested Phantom Units will vest on December 5, 2025, subject to the terms of the award agreement.
(2)Includes Phantom Units granted pursuant to the LTIP on December 5, 2021, to the following NEOs, of which the following remain unvested as of December 31, 2024: Mr. Long – 73,152; Mr. Owens – 4,010; Mr. Scheller – 19,278 and Mr. Porter – 19,251. These remaining unvested Phantom Units will vest on December 5, 2026, subject to the terms of the award agreement.
(3)Includes Phantom Units granted pursuant to the LTIP on December 5, 2022, to the NEOs as follows: Mr. Long – 193,611; Mr. Owens – 8,165; Mr. Scheller – 41,916 and Mr. Porter – 40,762. The Phantom Units granted on December 5, 2022, vest incrementally, with 60% of the Phantom Units vesting on December 5, 2025, and the remaining 40% of the Phantom Units vesting on December 5, 2027, subject to the terms of the award agreement.
(4)Includes Phantom Units granted pursuant to the LTIP on December 5, 2023, to the NEOs as follows: Mr. Long – 157,803; Mr. Owens – 8,532; Mr. Scheller – 35,836 and Mr. Porter – 34,982. The Phantom Units granted on December 5, 2023, vest incrementally, with 60% of the Phantom Units vesting on December 5, 2026, and the remaining 40% of the Phantom Units vesting on December 5, 2028, subject to the terms of the award agreement.

(5)Mr. Scheller was awarded an LTIP award on February 17, 2023 for 18,753 Phantom Units, with 60% of the Phantom Units vesting on December 5, 2025, and the remaining 40% of the Phantom Units vesting on December 5, 2027, subject to the terms of the award agreement.
(6)Includes RSUs granted pursuant to the LTIP on December 5, 2024, to the NEOs as follows: Mr. Green – 84,270; Mr. Paulsen – 56,250; Mr. Scheller – 28,310; and Mr. Porter – 27,640. The RSUs granted on December 5, 2024, vest incrementally, with 60% of the RSUs vesting on December 5, 2027, and the remaining 40% of the Phantom Units vesting on December 5, 2029, subject to the terms of the award agreement.
(7)Includes CRSUs granted pursuant to the CRU Plan on December 5, 2024, to the NEOs as follows: Mr. Green – 28,090; Mr. Paulsen –18,750; Mr. Scheller – 9,440; and Mr. Porter – 9,210 CRSUs. The CRSUs granted on December 5, 2024 vest 1/3 on each of December 5, 2025, 2026 and 2027, subject to the terms of the award agreement.
(8)Mr. Kimble left the Partnership effective December 6, 2024, at which time Mr. Kimble’s unvested equity awards were forfeited.
(9)Mr. Long retired from the Partnership on December 31, 2024. Pursuant to the Long Separation Agreement, following execution of such agreement and the expiration of a seven (7) day revocation period, 305,984 of Mr. Long’s Phantom Units vested. The remaining 203,990 Phantom Units, together with any accrued DERs on such unvested common units, are subject to delayed vesting in accordance with Section 409A of the Code, and will vest on July 1, 2025, subject to the terms of the Long Separation Agreement.
(10)The market value of the Phantom Units, RSUs and CRSUs are calculated by multiplying $23.56, the closing price of the Partnership’s common units on December 31, 2024 by the number of Phantom Units, RSUs or CRSUs outstanding.
Units Vested During the Year Ended December 31, 2024
The following table provides information regarding the vesting of Phantom Units held by the NEOs during 2024. No RSUs or CRSUs vested during 2024. There are no options outstanding on the Partnership’s common units.

Name (1)	Number of Phantom Units Vested (#)		Value Realized on Vesting ($) (6)
Eric D. Long, Former President and Chief Executive Officer	193,255	(1)	4,485,449
G. Tracy Owens, Vice President of Finance and Chief Accounting Officer	9,789	(2)	227,203
Eric A. Scheller, Vice President and Chief Operating Officer	41,495	(3)	963,099
Christopher W. Porter, Vice President, General Counsel and Secretary	41,556	(4)	964,515
Sean T. Kimble, Former Vice President, Human Resources	36,762	(5)	853,246
________________________
(1)Mr. Long settled approximately 50% of his newly vested Phantom Units in cash in the amount of $2,242,736 (before taxes), which cash settlement was reported as a disposition of those Phantom Units. The remaining 96,627 vested Phantom Units were settled in our common units following such cash settlement. Additionally, pursuant to the Long Separation Agreement, following execution of such agreement and the expiration of a seven (7) day revocation period, which occurred after December 31, 2024, 305,984 of Mr. Long’s Phantom Units vested, which Mr. Long settled approximately 30% in cash in the amount of $2,142,794 (before taxes). The remaining 214,188 vested Phantom Units were settled in our common units following such cash settlement. The vesting of the remaining 203,990 Phantom Units, together with any accrued DERs on such unvested common units, is delayed in accordance with Section 409A of the Code, and will vest on July 1, 2025, subject to the terms of the Long Separation Agreement.
(2)Mr. Owens settled approximately 50% of his newly vested Phantom Units in cash in the amount of $113,613 (before taxes), which cash settlement was reported as a disposition of those Phantom Units. The remaining 4,894 vested Phantom Units were settled in our common units following such cash settlement.
(3)Mr. Scheller settled approximately 50% of his newly vested Phantom Units in cash in the amount of $481,561 (before taxes), which cash settlement was reported as a disposition of those Phantom Units. The remaining 20,747 vested Phantom Units were settled in our common units following such cash settlement.
(4)Mr. Porter settled approximately 40% of his newly vested Phantom Units in cash in the amount of $385,820 (before taxes), which cash settlement was reported as a disposition of those Phantom Units. The remaining 24,933 vested Phantom Units were settled in our common units following such cash settlement.
(5)Mr. Kimble settled approximately 50% of his newly vested Phantom Units in cash in the amount of $426,646 (before taxes), which cash settlement was reported as a disposition of those Phantom Units. The remaining 18,380 vested Phantom Units were settled in our common units following such cash settlement.
(6)The value realized on the vesting of Phantom Units was calculated by multiplying $23.21, the closing price of the Partnership’s common units on the date of vesting (December 5, 2024) by the number of Phantom Units vesting on such date.

Potential Payments upon Termination or Change in Control
The NEOs are entitled to severance payments and/or other benefits upon certain terminations of employment and, in certain cases, in connection with a Change in Control (as defined in the LTIP and the CRU Plan and as described below) of the General Partner. All capitalized terms used in the following description but not defined therein will have the definitions set forth in the referenced document.
Employment Agreements
As previously noted, each of Messrs. Porter and Kimble is or was party to an Employment Agreement providing for certain payments and benefits upon certain terminations of employment. For the purposes of the following description, the “Company” means USAC Management with respect to Messrs. Porter and Kimble. All capitalized terms used in the following description but not defined therein will have the definitions set forth in the referenced document.
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
Vesting and Change in Control Benefits – LTIP
On November 1, 2018, the Compensation Committee adopted the Phantom Unit Agreement, and on December 5, 2024 the Compensation Committee adopted the Restricted Unit Agreement (the “LTIP Agreements”). The LTIP Agreements (i) provide for incremental vesting of Phantom Units and RSUs over five years (60% on the third December 5 following the grant and 40% on the fifth December 5 following the grant) and (ii) provides for vesting of 100% of the outstanding, unvested Phantom Units and RSUs in the event of (a) a Change in Control (as defined under the LTIP and set forth below) or (b) the death or Disability of the NEO. Additionally, the Phantom Unit Agreement provides for (i) vesting of 40% of the outstanding, unvested Phantom Units if the NEO voluntarily retires between the ages of 65–68 and has been employed by us, the Company, or our affiliates for at least 10 years (with the remaining 60% being forfeited), and (ii) vesting of 50% of the outstanding, unvested Phantom Units if the NEO voluntarily retires at or over the age 68 and has been employed by us, the Company or our affiliates for at least 10 years (with the remaining 50% being forfeited). The Restricted Unit Agreement similarly provides for (i) vesting of 40% of the outstanding, unvested RSUs if the NEO voluntarily retires between the ages of 65–68, has been employed by us, the Company, or our affiliates for at least five years, and has held the award for at least a year (with the remaining 60% being forfeited), and (ii) vesting of 50% of the outstanding, unvested RSUs if the NEO voluntarily retires at or over the age 68, has been employed by us, the Company, or our affiliates for at least five years, and has held the award for at least a year (with the remaining 50% being forfeited). The vesting of the Phantom Units and RSUs are subject, in each case described above, to the NEO’s continued employment with us, the Company, or our affiliates until the relevant vesting date. For purposes of this description, the “Company” means USA Compression GP, LLC.
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

Vesting and Change in Control Benefits – CRU Plan
On December 5, 2024, the Compensation Committee adopted the Time-Vested Cash Restricted Unit Agreement (the “CRU Agreement”), which (i) provides for incremental vesting of CRSUs over three years (1/3 on the first December 5 following the grant, 1/3 on the second December 5 following the grant, and the remaining 1/3 on the third December 5 following the grant) and (ii) provides for vesting of 100% of the outstanding, unvested CRSUs in the event of (a) a Change in Control (as defined under the CRU Plan and set forth below) or (b) the death or Disability of the NEO. Also, under the CRU Agreement, if the NEO has been employed by the Partnership, the Company, a subsidiary or an affiliate of the Partnership, the Company or a subsidiary for at least five years and is at least 65 at the time of his voluntary retirement, 60% of his then-unvested CRSUs will be forfeited, and the remainder will vest, at the time of retirement. If the NEO has been employed by the Partnership, the Company, a subsidiary or an affiliate of the Partnership, the Company or a subsidiary for at least five years and is at or over age 68 at the time of his voluntary retirement, 50% of his then-unvested CRSUs will be forfeited, and the remainder will vest, at the time of retirement. The retirement provision also requires that the award be held for at least one year after the grant date in order to be eligible for acceleration. For purposes of this description, the “Company” means USA Compression GP, LLC.
A “Change in Control” as defined under the CRU Plan means the occurrence of any of the following events: (i) any “person” or “group” within the meaning of Sections 13(d) and 14(d)(2) of the Exchange Act, other than the Company, Energy Transfer, an affiliate of the Company (as determined immediately prior to such event), or an affiliate of, or successor to, Energy Transfer, shall become the beneficial owner, by way of merger, consolidation, recapitalization, reorganization or otherwise, of 50% or more of the combined voting power of the equity interests in the Company or the Partnership; (ii) the limited partners of the Partnership approve, in one or a series of transactions, a plan of complete liquidation of the Partnership; (iii) the sale or other disposition by either the Company or the Partnership of all or substantially all of its assets in one or more transactions to any Person other than the Company, the Partnership, Energy Transfer, an affiliate of the Company (as determined immediately prior to such event), the Partnership, or an affiliate of, or successor to, Energy Transfer; or (iv) a transaction resulting in a Person other than the Company, Energy Transfer, an affiliate of the Company (as determined immediately prior to such event), or an Affiliate of, or successor to, Energy Transfer being the general partner of the Partnership.
“Disability” as defined under the CRU Plan means, unless provided otherwise in CRU Agreement, an illness or injury that lasts at least six continuous months, is expected to be permanent and renders the participant unable to carry out his or her duties to the Company, the Partnership or an affiliate of the Company or the Partnership.
However, if a CRU award is subject to section 409A of the Code, a “Change in Control” or “Disability” will be defined in accordance with section 409A of the Code and the regulations promulgated thereunder.
Potential Payments upon Termination or Change in Control
Except as otherwise noted, the values in the table below assume that a Change in Control occurred on December 31, 2024, and/or that the NEO’s employment terminated on that date, as applicable. The amounts actually payable to any NEO can only be calculated with certainty upon actual termination or a Change in Control. Except as otherwise noted, the value of the acceleration of the LTIP and CRU awards was calculated using the value of $23.56, which was the closing price of the Partnership’s common units on December 31, 2024.

Executive Benefits and Payments	Change in Control followed by termination without “Cause” or for “Good Reason” ($)	Termination of Employment without “Cause” or for “Good Reason” ($)	Termination of Employment because of Death or Disability ($)	Termination by the Executive Other Than for “Good Reason” ($) (9)	Continued Employment Following Change of Control ($) (10)
M. Clint Green
President and Chief Executive Officer
Salary (1)	33,966	33,966	33,966	33,966	—
Bonus	—	—	—	—	—
Accelerated Vesting of RSUs (2)	1,985,401	—	1,985,401	—	1,985,401
Accelerated Vesting of CRSUs (3)	661,800	—	661,800	—	661,800
Totals	2,681,167	33,966	2,681,167	33,966	2,647,201
Eric D. Long (4)
Former President and Chief Executive Officer
Salary	—	—	—	—	—

Bonus	—	—	—	—	—
Accelerated Vesting of Phantom Units	—	—	—	—	—
Totals	—	—	—	—	—
Christopher M. Paulsen
Vice President, Chief Financial Officer and Treasurer
Salary (1)	3,269	3,269	3,269	3,269	—
Bonus	—	—	—	—	—
Accelerated Vesting of RSUs (2)	1,325,250	—	1,325,250	—	1,325,250
Accelerated Vesting of CRSUs (3)	441,750	—	441,750	—	441,750
Totals	1,770,269	3,269	1,770,269	3,269	1,767,000
G. Tracy Owens
Vice President of Finance and Chief Accounting Officer
Salary (1)	2,575	2,575	2,575	2,575	—
Bonus	—	—	—	—	—
Accelerated Vesting of Phantom Units (2)	601,463	—	601,463	—	601,463
Totals	604,038	2,575	604,038	2,575	601,463
Eric A. Scheller
Vice President and Chief Operating Officer
Salary (1)	3,328	3,328	3,328	3,328	—
Bonus	—	—	—	—	—
Accelerated Vesting of RSUs and Phantom Units (2)	3,858,822	—	3,858,822	—	3,858,822
Accelerated Vesting of CRSUs (3)	222,406	—	222,406	—	222,406
Totals	4,084,556	3,328	4,084,556	3,328	4,081,228
Christopher W. Porter
Vice President, General Counsel and Secretary
Salary (5)(8)	445,376	445,376	35,376	35,376	—
Bonus (6)(9)	746,960	746,960	746,960	—	—
Accelerated Vesting of RSUs and Phantom Units (2)	3,326,743	—	3,326,743	—	3,326,743
Accelerated Vesting of CRSUs (3)	216,988	—	216,988	—	216,988
Health and Welfare Plan Benefits (7)	33,915	33,915	—	—	—
Totals	4,769,982	1,226,251	4,326,067	35,376	3,543,731
Sean T. Kimble (11)
Former Vice President, Human Resources
Salary	—	—	—	—	—
Bonus	—	—	—	—	—
Accelerated Vesting of Phantom Units	—	—	—	—	—
Health and Welfare Plan Benefits	—	—	—	—	—
Totals	—	—	—	—	—
________________________
(1)Includes accrued and unpaid salary and, with respect to Mr. Green, accrued and unused paid time off.
(2)In the event of the NEO’s cessation of service for any reason, other than as set forth below, 100% of the NEO’s Phantom Units and RSUs that have not vested prior to or in connection with such cessation of service shall be automatically forfeited. With respect to the Phantom Units, if the NEO retires after attaining the age of 65 and has been employed by us, our General Partner, or our affiliates for at least 10 years, 60% of his then-unvested Phantom Units will be forfeited, and the remainder will vest, at the time of retirement and, if the NEO is at or over age 68 at the time of retirement and has been employed by us, our General Partner, or our affiliates for at least 10 years, 50% of his then-unvested Phantom Units will be forfeited, and the remainder will vest, at the time of retirement. With respect to the RSUs, if the NEO retires after attaining the age of 65 and has been employed by us, our General Partner, or our affiliates for at least five years, 60% of his then-unvested RSUs will be forfeited, and the remainder will vest, at the time of retirement and, if the NEO is at or over age 68 at the time of retirement and has been employed by us, our General Partner, or our affiliates for at least five years, 50% of his then-unvested RSUs will be forfeited, and the remainder will vest, at the time of retirement; provided that, for the retirement vesting of RSUs, the NEO must have held the award for at least a year. In the event of the death or Disability (as defined under the LTIP) of the NEO, 100% of the then-unvested Phantom Units and RSUs shall vest in full immediately prior to such NEO’s cessation of service due to death or Disability. In the event of a Change in Control (as defined under the LTIP), 100% of the NEO’s outstanding, unvested Phantom Units and RSUs would vest.
(3)In the event of the NEO’s cessation of service for any reason, other than as set forth below, 100% of the NEO’s CRSUs that have not vested prior to or in connection with such cessation of service shall be automatically forfeited. If the NEO retires after attaining the age of 65 and has been employed by us, our General Partner, or our affiliates for at least five years, 60% of his then-unvested CRSUs will be forfeited, and the remainder will vest, at the time of retirement and, if the NEO is at or over age 68 at the time of retirement and has been employed by us, our General Partner, or our affiliates for at least five years, 50% of his then-unvested CRSUs will be forfeited, and the remainder will vest, at the time of retirement; provided that, for the retirement vesting of CRSUs, the NEO must have held the award for at least a year. In the event of the death or Disability (as defined under the CRU Plan) of the NEO, 100% of the then-unvested CRSUs shall vest in full immediately prior to such NEO’s cessation of service due to death or Disability. In the event of a Change in Control (as defined under the CRU Plan), 100% of the NEO’s outstanding, unvested CRSUs would vest.
(4)Mr. Long retired from the Partnership on December 31, 2024. In exchange for Mr. Long’s execution of the Long Separation Agreement, and as approved by our Compensation Committee, we paid Mr. Long a separation payment of $962,400, and an additional $29,538, representing 24 months of health-insurance coverage under the Partnership’s health insurance plan (collectively, the “Long Separation Payment”). Additionally, under the terms of the Long Separation Agreement, Mr. Long’s 509,974 unvested Phantom Units vested or will vest in full, which, based on the December 31, 2024 closing price of our units, are valued at $12,014,987. The Long Separation Payment was paid in a lump sum. Under the terms of the Long Separation Agreement, Mr. Long released all claims against us, and agreed to certain non-disparagement, non-solicit, and confidentiality obligations. Mr. Long also received $5,691 in accrued, unpaid salary. The total aggregate value of the accrued, unpaid salary, the Long Separation Payment, and the unit vesting received by Mr. Long pursuant to the Long Separation Agreement is $13,012,616.
(5)The listed salary for Mr. Porter represents his accrued but unused paid time off and accrued and unpaid salary as of December 31, 2024 plus, with respect to the first two columns, his base salary as of December 31, 2024. Any accrued but unused paid time off owed to Mr. Porter would be paid within 30 days of the date of his termination of employment, and the base salary would be paid out as set forth in footnote 8 below.
(6)The listed bonus amount for Mr. Porter is his pro rata bonus awarded with respect to the year ended December 31, 2024, and his bonus awarded with respect to the year ended December 31, 2023.
(7)In the event of Mr. Porter’s termination by the Partnership without Cause or by the NEO with Good Reason, he and his eligible dependents will be entitled to continued health insurance benefits for the Coverage Period, as follows: (a) for the first 12 months of the Coverage Period, the Partnership will provide such health insurance coverage at its own expense (other than the NEO’s monthly cost-sharing contribution under the Partnership’s group health plan, as in effect at the time of the NEO’s Separation from Service); (b) for the following six months of the Coverage Period, such health insurance coverage will be at the NEO’s sole expense; and (c) for the final six months of the Coverage Period, the Partnership will be responsible for the proportion of the cost of such health insurance coverage that the NEO covered in the first 12 months of the Coverage Period; and the NEO will be responsible for the proportion that the Partnership covered during the first 12 months of the Coverage Period.
(8)The Employment Agreement for Mr. Porter provides that upon termination by the Partnership without Cause or by the NEO for Good Reason, the NEO is entitled to receive one times his base salary, payable in equal semi-monthly installments over the course of one year provided, that any such installment payments that would otherwise be paid prior to the Partnership’s first regular payroll date that occurs on or after the 60th day following the date of Employee’s Separation from Service (the “First Pay Date”) shall be paid on the First Pay Date. Upon the death of Mr. Porter during this one-year period, his salary payment will be accelerated and all remaining Severance Payments (as defined in the Employment Agreement) would be paid in a lump sum within 30 days of his death. If such termination occurs within two years after a “change in control event” within the meaning of Treasury Regulation 1.409A-3(i)(5), the Severance Payment will be made in a lump sum on the first regular payroll date that occurs on or after 30 days of the NEO’s termination date.
(9)Upon the death or Disability (as defined in the Employment Agreement) of Mr. Porter, he (or his estate) will be entitled to his pro rata bonus awarded with respect to the year ended December 31, 2024, and his bonus awarded with respect to the year ended December 31, 2023.
(10)The NEOs are not entitled to a certain level of compensation in the event of continued employment following a Change in Control, but for purposes of this table it is assumed that the NEO would continue to receive a level of base salary, bonus, benefits, and other compensation in the event of continued employment following a Change in Control that is the same as, or similar to, the amounts shown in the Summary Compensation Table. Accordingly, no additional amounts are shown for salary, bonus, or health and welfare plan benefits because those amounts would remain as in effect at the time of the Change in Control, and only the acceleration values of outstanding equity at the time of a Change of Control have been reflected.
(11)Mr. Kimble left the Partnership on December 6, 2024. In exchange for Mr. Kimble’s execution of the Kimble Separation Agreement, and as approved by our Compensation Committee, Mr. Kimble became entitled to receive (i) a separation payment of $972,088, which amount primarily consists of amounts owed to Mr. Kimble pursuant to Mr. Kimble’s Employment Agreement; (ii) earned but unused paid time off as of December 6, 2024 in the amount of $24,556; and (iii) a lump-sum payment of $59,077 representing the full cost of the premium for twenty-four (24) months of health insurance coverage under the Partnership’s health insurance plan. These amounts will be paid in a lump sum following a deferral period in compliance with Section 409A of the Code. Under the terms of the Kimble Separation Agreement, Mr. Kimble released all claims against us, and agreed to certain non-disparagement, non-solicit, and confidentiality obligations. The total amount payable to Mr. Kimble pursuant to the Kimble Separation Agreement is $1,055,720.
CEO Pay Ratio
Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, require us to provide certain information about the relationship of the annual total compensation of our employees and the annual total compensation of our Chief Executive Officer as of December 31, 2024, M. Clint Green (our “CEO”). The total compensation reported below for Mr. Green is based on annualized amounts for those compensation components that were prorated for 2024. These annualized components of Mr. Green’s compensation are base salary, bonus and 401(k) contributions. The employees providing services to us are directly employed by USAC Management, therefore we do not have employees for purposes of the pay ratio rules. Rather than providing a pay ratio disclosure that contemplates no employees, we have determined that the disclosure that would be most aligned with the spirit of the pay ratio rules and that would provide our unitholders with more meaningful information would be to provide a ratio using the median employee from the USAC Management employee population. All references to “our” employees within this section shall refer to the applicable USAC Management employees. In accordance with Item 402(u), we are basing the following pay-ratio information on the same median employee that we selected in 2023. There has been no change in our employee population or employee compensation arrangements that we believe would result in a significant change to our pay ratio disclosure for 2024.
For 2024, our last completed fiscal year:
•The median of the annual total compensation of all employees (other than the CEO) was $114,565.
•The annual total compensation of our CEO, reported in the Summary Compensation Table included elsewhere within this Form 10-K, plus an additional amount that reflects the annualizing of his base salary, bonus and 401(k) contributions was $3,774,222.
•Based on this information, for 2024 the ratio of the annual total compensation of Mr. Green to the median of the annual total compensation of all employees was reasonably estimated to be 32.9 to 1.
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
•After we identified our median employee, we combined all of the elements of such employee’s compensation for the 2024 year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $114,565.
•With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of our 2024 Summary Compensation Table included in this Form 10-K plus an additional amount that reflects the annualizing of his base salary, bonus and 401(k) contributions.
Director Compensation
For the year ended December 31, 2024, Mr. Eric Long was the only NEO who also served as a director, and he did not receive additional compensation for his service on the Board. Mr. Long’s compensation as an NEO is reflected in the Summary Compensation Table above (Mr. Long resigned from his position as a member of the Board and as President and Chief Executive officer of the Partnership effective October 2, 2024). Officers, employees, paid consultants, or advisors of us or the General Partner or its affiliates who also serve as directors do not receive additional compensation for their service as directors. Our directors who are not officers, employees, paid consultants, or advisors of us or the General Partner or its affiliates receive cash and equity-based compensation for their services as directors. Our director compensation program is subject to revision by the Board from time to time.
The following table shows the total fees earned and other compensation paid in cash to each outside director during 2024.

Name	Fees Paid in Cash ($)	Unit Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
Glenn E. Joyce	130,000	99,980	43,014	272,994
William S. Waldheim	132,500	99,980	43,014	275,494
John L. Wortham	122,500	68,475	3,938	194,913
Clifford A. Harris	100,000	61,000	3,938	164,938
W. Brett Smith	—	99,980	34,104	134,084
________________________
(1)Represents the grant date fair value of our Phantom Units, calculated in accordance with ASC Topic 718. For a detailed discussion of the assumptions utilized in coming to these values, please see Note 15 in Part II, Item 8 “Financial Statements and Supplementary Data”. As of December 31, 2024, the outside members of the Board who receive equity awards held the following number of outstanding equity awards under the LTIP: Mr. Joyce: 14,727 Phantom Units; Mr. Waldheim: 14,727 Phantom Units; Mr. Wortham: 2,500 Phantom Units; and Mr. Harris 2,500 Phantom Units. Mr. Smith resigned from our Board in March 2024, but as of December 31, 2024 held 12,709 unvested Phantom Units. The Phantom Units granted in 2024 to Messrs. Joyce, Waldheim, Wortham, Harris and Smith vest incrementally, with 60% of the Phantom Units vesting on December 5, 2026, and the remaining 40% of the Phantom Units vesting on December 5, 2028. In the event of the director’s cessation of service due to death, Disability, or a Change in Control, 100% of his outstanding, unvested Phantom Units will vest immediately prior to such event.
(2)Amounts in this column reflect the value of DERs received by the directors with respect to their outstanding Phantom Unit awards.
On July 30, 2018, the Board adopted the Amended and Restated Outside Director Compensation Policy (the “Director Compensation Policy”), which provides for: (i) an annual cash retainer of $100,000; (ii) an annual cash retainer for acting as the Chairman of the Audit Committee and for acting as Chairman of the Compensation Committee; (iii) an annual cash retainer for membership on the Audit Committee and for membership on the Compensation Committee; (iv) an undetermined fixed sum for membership on a special or conflicts committee; (v) an annual equity grant with a value of $100,000; and (vi) a one-time director onboarding equity award of 2,500 Phantom Units. All Phantom Units granted pursuant to the Director Compensation Policy vest incrementally over five years and all outstanding, unvested Phantom Units vest in full in the event of the director’s death, Disability, or upon a Change in Control (each as defined in the LTIP). The Director Compensation Policy does not provide for per meeting attendance fees.
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
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth the beneficial ownership of the Partnership’s common units and Preferred Units as of February 6, 2025, held by:
•each person who beneficially owns 5% or more of the Partnership’s outstanding common units;
•all of the directors of the General Partner;
•each NEO of the General Partner; and
•all directors and current executive officers of the General Partner as a group.

As of February 6, 2025, there were 117,528,971 common units outstanding. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all common units shown as beneficially owned by them and their address is 8117 Preston Road, Suite 510A, Dallas, Texas 75225. Any fractional common units are rounded down to the nearest whole number.
The table also presents information with respect to Energy Transfer’s common units beneficially owned as of February 6, 2025, by each current director and named executive officer of the General Partner and by all directors and executive officers of the General Partner as a group. As of February 6, 2025, Energy Transfer had 3,431,214,964 common units outstanding. Any fractional common units are rounded down to the nearest whole number.

	USA Compression Partners, LP		Energy Transfer LP
Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units	Common Units Beneficially Owned	Percentage of Common Units
Energy Transfer LP (1) (2)	46,056,228	39.19%	N/A	N/A
EIG Veteran Equity Aggregator, L.P. (3)	7,567,601	6.05%	N/A	N/A
Invesco Ltd. (4)	12,167,393	10.35%	N/A	N/A
ALPS Advisors, Inc. (5)	12,534,262	10.66%	N/A	N/A
M. Clint Green	—	—	34,274	*
Eric D. Long (6)	668,615	*	10,144	*
Christopher M. Paulsen	—	—	—	—
G. Tracy Owens	29,803	*	—	—
Eric A. Scheller	104,529	*	—	—
Christopher W. Porter	63,448	*	3,400	*
Sean T. Kimble	68,380	*	—	—
Dylan A. Bramhall	—	—	177,591	*
Clifford A. Harris	—	*	1,380,896	*
Glenn E. Joyce	29,894	*	—	—
Thomas E. Long	—	—	1,555,831	*
Thomas P. Mason	—	—	1,052,674	*
William S. Waldheim	29,894	*	—	—
Bradford D. Whitehurst (7)	13,616	*	849,189	*
John L. Wortham	—	—	21,150	*
James M. Wright, Jr.	—	—	346,566	*
All directors and officers as a group (14 persons) (8)	271,184	*	5,421,571	*
________________________
*Less than 1%.
(1)Energy Transfer LP has shared voting and dispositive power over 46,056,228 common units based on a Schedule 13D/A filed on August 5, 2019 with the SEC. The Schedule 13D/A was filed jointly by Energy Transfer LP, LE GP, LLC, Kelcy L. Warren, USA Compression GP, LLC, Energy Transfer Partners, L.L.C., Energy Transfer Partners GP, L.P., and Energy Transfer Operating, L.P. (collectively, the “Energy Transfer Reporting Companies”). The principal business address of each of the Energy Transfer Reporting Companies, other than USA Compression GP, LLC, is 8111 Westchester Drive, Suite 600, Dallas, Texas 75225. The principal business address of USA Compression GP, LLC is 8117 Preston Road, Suite 510A, Dallas, Texas 75225.
(2)Includes 8,000,000 common units held by USA Compression GP, LLC.
(3)EIG owns approximately 151,439 Preferred Units, which are convertible into 7,567,601 common units at the election of the holder. Upon conversion of all 151,439 Preferred Units, EIG would have sole voting and dispositive power over 7,567,601 common units of the Partnership based on the Schedule 13D/A filed on June 26, 2024, with the SEC and our records. The principal business address of EIG Veteran Equity Aggregator, L.P. is 600 New Hampshire Ave NW, STE. 1200, Washington, DC 20037.
(4)Invesco Ltd. has the sole power to dispose or to direct the disposition of and sole power to vote or to direct the vote of 12,167,393 common units based on a Schedule 13G/A filed on November 11, 2024, with the SEC. Invesco Ltd., in its capacity as a parent holding company to its investment advisers, may be deemed to beneficially own these 12,167,393 common units which are held of record by clients of Invesco Ltd. Invesco Advisers, Inc. is a subsidiary of Invesco Ltd. and it advises the Invesco SteelPath MLP Income Fund which owns 7.71% of the security reported herein. However, no one individual has greater than 5% economic ownership. The shareholders of the Fund have the right to receive or the power to direct the receipt of dividends and proceeds from the sales of these securities. The principal business address of Invesco Ltd. is 1331 Spring Street NW, Suite 2500, Atlanta GA 30309.
(5)The Schedule 13G/A was filed jointly by ALPS Advisors, Inc., an investment adviser registered under Section 203 of the Investment Advisors Act of 1940 (“AAI”) and Alerian MLP ETF, an investment company registered under the Investment Company Act of 1940 (“Alerian”). AAI and Alerian have the shared power to dispose or to direct the disposition of and shared power to vote or to direct the vote of 12,534,262 common units based on a Schedule 13G filed on November 13, 2024, with the SEC. AAI furnishes investment advice to certain investment companies (collectively, the “Funds”). In its role as an investment advisor, AAI has voting and/or investment power over the common units owned by the Funds, and may be deemed to be the beneficial ownership of the common units held by the Funds. All 12,534,262 common units are owned by the Funds and AAI disclaims beneficial ownership. Alerian MLP ETF, one of the Funds to which AAI provides investment advice, has an interest of 12,534,262 common units, or 10.66% in us. The principal business address of AAI and Alerian is 1290 Broadway, Suite 1000, Denver, CO 80203.
(6)Includes 617,841 of our common units held directly by Mr. Long, 17,592 of our common units held by Aladdin Partners, L.P., a limited partnership affiliated with Mr. Long, and 33,182 of our common units held in a trust of which Mr. Long is the trustee. The Energy Transfer LP common units reported as owned by Mr. Long include 4,000 common units held by Aladdin Partners, L.P., and 6,144 common units held by certain trusts of which Mr. Long is the trustee. This amount does not include 203,990 phantom units which, pursuant to the terms of the Long Separation Agreement, are subject to delayed vesting in accordance with Section 409A of the Code.
(7)Mr. Whitehurst holds 387,983 of Energy Transfer LP’s common units and 10,000 of USAC’s common units in a margin account.
(8)Includes our directors and current executive officers.
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
The following table provides certain information with respect to the LTIP as of December 31, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	N/A	—
Equity compensation plans not approved by security holders	1,643,708	N/A	5,750,578	(1)
________________________
(1)As of December 31, 2024, we had 7,394,286 common units available under the LTIP before giving effect to the outstanding awards of 1,643,708 Phantom Units and RSUs. Pursuant to the terms of the LTIP, other than director Phantom Unit awards, awards of Phantom Units may be settled in cash or common units at the discretion of the Board or a committee thereof. Any Phantom Unit settled in cash will not result in the actual delivery of a common unit. Additionally, Phantom Units or RSUs withheld to satisfy the exercise price or tax withholdings of an award and Phantom Units and RSUs that are forfeited, cancelled, or otherwise terminate or expire without the actual delivery of common units will be available for delivery pursuant to other awards.
For more information about the LTIP, please see Note 15 in Part II, Item 8 “Financial Statements and Supplementary Data”.

ITEM 13.    Certain Relationships and Related Party Transactions, and Director Independence
Certain Relationships and Related Party Transactions
Services Agreement
We entered into that certain Services Agreement with USAC Management, a wholly owned subsidiary of the General Partner, effective on January 1, 2013 (the “Services Agreement”), pursuant to which USAC Management provides to us and the General Partner certain management, administrative and operating services, and certain personnel to manage and operate our business. We or one of our subsidiaries pays USAC Management for the allocable expenses it incurs in its performance under the Services Agreement. These expenses include, among other things, salary, bonus, cash incentive compensation, and other amounts paid to persons who perform services for us or on our behalf and other expenses allocated by USAC Management to us. USAC Management has substantial discretion to determine in good faith which expenses to incur on our behalf and what portion to allocate to us.
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
Transactions with Energy Transfer
We provide compression and related services to, and from time to time enter into other commercial transactions with, entities affiliated with Energy Transfer, which became a related party of ours on April 2, 2018. As of December 31, 2024, Energy Transfer has ownership and control of the General Partner and ownership of approximately 39% of our limited partner interests (including the 8,000,000 common units owned by the General Partner). Beginning in 2024, we also begin reimbursing Energy Transfer for certain employee and overhead costs allocated to us in connection with the shared services model. We may provide compression and related services to, or enter into other commercial transactions with entities affiliated with Energy Transfer in the future, and any significant transactions will be disclosed.
The following table summarizes payments and revenues between us and Energy Transfer during 2024.

Transaction	Explanation	Amount/Value
2024 quarterly distributions on limited partner interests	Represents the aggregate amount of distributions made to Energy Transfer in respect of the Partnership’s common units during 2024.	$96.7 million
Revenue for compression and related services	Represents the aggregate amount of revenue recognized for providing compression services to entities affiliated with Energy Transfer for the full year 2024.	$41.3 million
Reimbursement to Energy Transfer for certain allocated overhead and other expenses
Represents the aggregate amount of transactions for reimbursement of overhead and other expenses, including employee compensation costs related to employees supporting our operations, to Energy Transfer during 2024.
$0.2 million
Amount of purchases from entities affiliated with Energy Transfer	Represents the aggregate amount of purchases made from affiliates of Energy Transfer for certain other commercial purposes during 2024.	$2.2 million
Consulting Agreement
Eric Long, our former CEO, entered into a consulting agreement (the “Consulting Agreement”) with us for a period of one (1) year commencing on January 1, 2025. The Consulting Agreement provides that Mr. E. Long shall provide consulting and advisory duties to the Partnership as requested by the Co-CEO of Energy Transfer. Pursuant to the terms of the Consulting Agreement, in exchange for providing consulting and advisory services to the Partnership and complying with the terms of the

Consulting Agreement, including certain non-competition and non-solicitation covenants incorporated by reference in the Long Separation Agreement, Mr. E. Long will receive a total of $740,000, paid monthly in arrears.
Employee Arrangement
Mr. Eric Scheller’s son is a salaried employee of USAC, and received compensation of approximately $122,000 during the year ended December 31, 2024. He was also eligible to participate in the same benefit programs as all of our other employees.
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
Procedures for Review, Approval, and Ratification of Related Person Transactions
The Audit Committee reviews and considers related party transactions with affiliates of Energy Transfer. The Audit Committee has authorized the General Partner’s management to enter into transactions with entities affiliated with Energy Transfer on arms-length terms taking into account then-current market conditions applicable to the services to be provided, and any such transaction shall be deemed approved by the Audit Committee. If other conflicts or potential conflicts of interest arises between the General Partner and its affiliates, including Energy Transfer, on the one hand and the Partnership and its limited partners, on the other hand, the resolution of any such conflict or potential conflict is addressed as described under “Conflicts of Interest.”
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

ITEM 14.    Principal Accountant Fees and Services
The following table sets forth fees paid for professional services rendered by Grant Thornton LLP (“Grant Thornton”) during the years ended December 31, 2024 and 2023 (in millions):

	Year Ended December 31,
	2024	2023
Audit fees (1)	$1.2	$1.0
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$1.2	$1.0
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

4.2	Form of 6.875% Senior Note due 2027 (incorporated by reference to Exhibit 4.2 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on March 7, 2019)

4.3
Indenture, dated as of March 18, 2024 by and among USA Compression Partners, LP, USA Compression Finance Corp., the subsidiary guarantors party thereto and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on March 21, 2024)

4.4	Form of 7.125% Senior Note due 2029 (incorporated by reference to Exhibit 4.2 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on March 21, 2024)

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

4.8	Description of the USA Compression Partners, LP Common Units (incorporated by reference to Exhibit 4.9 to the Partnership’s Annual Report on Form 10-K (File No. 001-35779) filed on February 13, 2024)

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

10.6†*	Restrictive Covenant and Separation Agreement and Full Release of Claims dated January 1, 2025 between USA Compression GP, LLC and Eric D. Long
10.7†*	Consulting Agreement dated January 1, 2025 between USA Compression GP, LLC and Eric D. Long
10.8†*	Restrictive Covenant and Separation Agreement and Full Release of Claims dated December 19, 2024 between USA Compression GP, LLC and Sean Kimble
10.9
Services Agreement, dated effective January 1, 2013, by and among USA Compression Partners, LP, USA Compression GP, LLC and USA Compression Management Services, LLC (incorporated by reference to Exhibit 10.11 to Amendment No. 10 of the Partnership’s registration statement on Form S-1 (Registration No. 333-174803) filed on January 7, 2013)

10.10
Amendment No. 1 to Services Agreement, dated effective November 3, 2017, by and among USA Compression Partners, LP, USA Compression GP, LLC and USA Compression Management Services, LLC (incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q (File No. 001-35779) filed on November 7, 2017)

10.11
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

10.18†
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

10.20†*	USA Compression Partners, LP 2013 Long-Term Incentive Plan—Form of Time-Vested Restricted Unit Agreement

10.21†	Form of Termination Agreement and Mutual Release (incorporated by reference to Exhibit 10.3 to the Partnership’s Quarterly Report on Form 10-Q (File No. 001-35779) filed on November 6, 2018)

10.22†
USA Compression GP, LLC Amended and Restated Outside Director Compensation Policy (incorporated by reference to Exhibit 10.4 to the Partnership’s Quarterly Report on Form 10-Q (File No. 001-35779) filed on November 6, 2018)

10.23†*	USA Compression Partners, LP Long-Term Cash Restricted Unit Plan

10.24†*	USA Compression Partners, LP Long-Term Cash Restricted Unit Plan – Form of Time-Vested Cash Restricted Unit Agreement

10.25
Series A Preferred Unit and Warrant Purchase Agreement, dated January 15, 2018, among USA Compression Partners, LP and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on January 16, 2018)

19.1*	Insider Trading Policy of USA Compression Partners, LP

21.1*	List of subsidiaries of USA Compression Partners, LP

22.1*	List of Subsidiary Guarantors and Co-Issuer

23.1*	Consent of Grant Thornton LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1
USA Compression Partners, LP Executive Officer Incentive Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to the Partnership’s Annual Report on Form 10-K (File No. 001-35779) filed on February 13, 2024)

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Balance Sheets as of December 31, 2024 and 2023; (ii) our Consolidated Statements of Operations for the years ended December 31, 2024, 2023, and 2022; (iii) our Consolidated Statements of Changes in Partners’ Capital (Deficit) for the years ended December 31, 2024, 2023, and 2022; (iv) our Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022; and (v) the notes to our Consolidated Financial Statements

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

USA COMPRESSION PARTNERS, LP

		By:	USA Compression GP, LLC,
its General Partner

Date:	February 11, 2025	By:	/s/ M. Clint Green
M. Clint Green
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 11, 2025.

Name	Title

/s/ M. Clint Green	President and Chief Executive Officer
M. Clint Green	(Principal Executive Officer)

/s/ Christopher M. Paulsen	Vice President, Chief Financial Officer and Treasurer
Christopher M. Paulsen	(Principal Financial Officer)

/s/ G. Tracy Owens	Vice President of Finance and Chief Accounting Officer
G. Tracy Owens	(Principal Accounting Officer)

/s/ Dylan A. Bramhall	Director
Dylan A. Bramhall

/s/ Clifford A. Harris	Director
Clifford A. Harris

/s/ Glenn E. Joyce	Director
Glenn E. Joyce

/s/ Thomas E. Long	Director
Thomas E. Long

/s/ Thomas P. Mason	Director
Thomas P. Mason

/s/ William S. Waldheim	Director
William S. Waldheim

/s/ Bradford D. Whitehurst	Director
Bradford D. Whitehurst

/s/ John L. Wortham	Director
John L. Wortham

/s/ James M. Wright, Jr.	Director
James M. Wright, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors of USA Compression GP, LLC and
Unitholders of USA Compression Partners, LP
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of USA Compression Partners, LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in partners’ capital (deficit), and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 11, 2025 expressed an unqualified opinion.
Basis for opinion
These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Houston, Texas
February 11, 2025

USA COMPRESSION PARTNERS, LP
Consolidated Balance Sheets
(in thousands, except unit amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$14	$11
Accounts receivable, net of allowances for credit losses of $1,474 and $2,260, respectively	88,478	95,421
Related-party receivables	636	—
Inventories	133,901	114,728
Derivative instrument	—	5,670
Prepaid expenses and other assets	11,967	10,617
Total current assets	234,996	226,447
Property and equipment, net	2,273,376	2,237,625
Lease right-of-use assets	14,336	17,290
Identifiable intangible assets, net	216,273	245,652
Other assets	6,620	9,746
Total assets	$2,745,601	$2,736,760
Liabilities, Preferred Units, and Partners’ Deficit
Current liabilities:
Accounts payable	$27,245	$39,781
Related-party payables	105	—
Accrued liabilities	99,428	85,132
Deferred revenue	63,900	62,589
Total current liabilities	190,678	187,502
Long-term debt, net	2,502,557	2,336,088
Operating lease liabilities	11,678	14,731
Derivative instrument, long term	—	4,466
Other liabilities	12,930	10,924
Total liabilities	2,717,843	2,553,711
Commitments and contingencies
Preferred Units	168,809	476,334
Partners’ deficit:
Common units, 117,314,783 and 100,986,011 units issued and outstanding, respectively	(141,051)	(293,285)
Total liabilities, Preferred Units, and partners’ deficit	$2,745,601	$2,736,760
See accompanying notes to consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Consolidated Statements of Operations
(in thousands, except per unit amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Contract operations	$885,250	$802,562	$673,214
Parts and service	23,897	21,890	15,729
Related party	41,302	21,726	15,655
Total revenues	950,449	846,178	704,598
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	312,726	284,708	234,336
Depreciation and amortization	264,756	246,096	236,677
Selling, general, and administrative	72,666	72,714	61,278
Loss (gain) on disposition of assets	4,939	(1,667)	1,527
Impairment of assets	913	12,346	1,487
Total costs and expenses	656,000	614,197	535,305
Operating income	294,449	231,981	169,293
Other income (expense):
Interest expense, net	(193,471)	(169,924)	(138,050)
Loss on extinguishment of debt	(4,966)	—	—
Gain on derivative instrument	5,684	7,449	—
Other	110	127	91
Total other expense	(192,643)	(162,348)	(137,959)
Net income before income tax expense	101,806	69,633	31,334
Income tax expense	2,231	1,365	1,016
Net income	99,575	68,268	30,318
Less: distributions on Preferred Units	(17,550)	(47,775)	(48,750)
Net income (loss) attributable to common unitholders’ interests	$82,025	$20,493	$(18,432)

Weighted-average common units outstanding – basic	113,389	98,634	97,780

Weighted-average common units outstanding – diluted	114,501	100,675	97,780

Basic net income (loss) per common unit	$0.72	$0.21	$(0.19)

Diluted net income (loss) per common unit	$0.72	$0.20	$(0.19)

Distributions declared per common unit for respective periods	$2.10	$2.10	$2.10
See accompanying notes to consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Consolidated Statements of Changes in Partners’ Capital (Deficit)
(in thousands)

	Common Units	Warrants	Total
Partners’ capital ending balance, December 31, 2021	$87,129	$13,979	$101,108
Vesting of phantom units	3,860	—	3,860
Distributions and DERs, $2.10 per unit	(205,219)	—	(205,219)
Issuance of common units under the DRIP	2,132	—	2,132
Unit-based compensation for equity-classified awards	252	—	252
Exercise and conversion of warrants into common units	5,167	(5,167)	—
Net loss attributable to common unitholders’ interests	(18,432)	—	(18,432)
Partners’ capital (deficit) ending balance, December 31, 2022	(125,111)	8,812	(116,299)
Vesting of phantom units	6,878	—	6,878
Distributions and DERs, $2.10 per unit	(206,488)	—	(206,488)
Issuance of common units under the DRIP	1,860	—	1,860
Unit-based compensation for equity-classified awards	271	—	271
Exercise and conversion of warrants into common units	8,812	(8,812)	—
Net income attributable to common unitholders’ interests	20,493	—	20,493
Partners’ deficit ending balance, December 31, 2023	(293,285)	—	(293,285)
Vesting of phantom units	5,975	—	5,975
Distributions and DERs, $2.10 per unit	(238,483)	—	(238,483)
Issuance of common units under the DRIP	1,552	—	1,552
Unit-based compensation for equity-classified awards	465	—	465
Exercise and conversion of Preferred Units into common units	300,700	—	300,700
Net income attributable to common unitholders’ interests	82,025	—	82,025
Partners’ deficit ending balance, December 31, 2024	$(141,051)	$—	$(141,051)
See accompanying notes to consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$99,575	$68,268	$30,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	264,756	246,096	236,677
Provision for expected credit losses	630	1,500	(700)
Amortization of debt issuance costs	8,748	7,279	7,265
Unit-based compensation expense	16,552	22,169	15,894
Deferred income tax expense (benefit)	574	(52)	(151)
Loss (gain) on disposition of assets	4,939	(1,667)	1,527
Loss on extinguishment of debt	4,966	—	—
Change in fair value of derivative instrument	1,204	(1,204)	—
Impairment of assets	913	12,346	1,487
Changes in assets and liabilities:
Accounts receivable and related-party receivables, net	5,677	(13,047)	29,980
Inventories	(101,855)	(76,796)	(31,594)
Prepaid expenses and other current assets	(1,350)	(1,833)	(2,767)
Other assets	3,876	4,197	3,465
Accounts payable	(3,891)	523	7,547
Accrued liabilities and deferred revenue	35,610	4,106	(38,358)
Other liabilities	410	—	—
Net cash provided by operating activities	341,334	271,885	260,590
Cash flows from investing activities:
Capital expenditures, net	(204,852)	(238,522)	(134,224)
Proceeds from disposition of property and equipment	1,337	5,334	3,682
Proceeds from insurance recovery	1,501	535	597
Net cash used in investing activities	(202,014)	(232,653)	(129,945)
Cash flows from financing activities:
Proceeds from revolving credit facility	1,117,843	1,089,191	844,549
Proceeds from issuance of senior notes	1,000,000	—	—
Payments on revolving credit facility	(1,217,564)	(863,334)	(714,935)
Investments in government securities in connection with legal defeasance of the Senior Notes 2026	(748,764)	—	—
Cash paid related to net settlement of unit-based awards	(5,354)	(6,446)	(2,961)
Cash distributions on common units	(240,855)	(209,049)	(207,446)
Cash distributions on Preferred Units	(24,375)	(48,750)	(48,750)
Deferred financing costs	(18,603)	(379)	(549)
Other	(1,645)	(489)	(518)
Net cash used in financing activities	(139,317)	(39,256)	(130,610)
Increase (decrease) in cash and cash equivalents	3	(24)	35
Cash and cash equivalents, beginning of year	11	35	—
Cash and cash equivalents, end of year	$14	$11	$35

See accompanying notes to consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Consolidated Statements of Cash Flows (continued)
(in thousands)
	Year Ended December 31,
	2024	2023	2022
Supplemental cash flow information:
Cash paid for interest, net of capitalized amounts	$154,296	$163,589	$128,961
Cash paid for income taxes	1,461	1,146	887
Supplemental non-cash transactions:
Non-cash distributions to certain common unitholders (DRIP)	$1,552	$1,860	$2,132
Transfers from inventories to property and equipment, net	78,524	54,570	22,329
Changes in capital expenditures included in accounts payable and accrued liabilities	(9,031)	3,644	6,507
Changes in financing costs included in accounts payable and accrued liabilities	14	125	(265)
Exercise and conversion of warrants into common units	—	8,812	5,167
Exercise and conversion of Preferred Units into common units	300,700	—	—
Government securities transferred in connection with the legal defeasance of the Senior Notes 2026	748,764	—	—
Legal defeasance of Senior Notes 2026	725,000	—	—
See accompanying notes to consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements

(1)Organization and Description of Business
Unless otherwise indicated, the terms “our,” “we,” “us,” “the Partnership,” and similar language refer to USA Compression Partners, LP, collectively with its consolidated subsidiaries.
We are a Delaware limited partnership. Through our operating subsidiaries, we provide natural gas compression services to customers under fixed-term contracts in the natural gas and crude oil industries, using compression packages that we design, engineer, own, operate, and maintain. We also own and operate a fleet of equipment used to provide natural gas treating services, such as carbon dioxide and hydrogen sulfide removal, cooling, and dehydration. We provide compression services in unconventional resource plays throughout the U.S., including the Utica, Marcellus, Permian, Denver-Julesburg, Eagle Ford, Mississippi Lime, Granite Wash, Woodford, Barnett, and Haynesville.
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
USA Compression Management Services, LLC (“USAC Management”), a wholly owned subsidiary of the General Partner, performs certain management, administrative and operating services for us, and provides us with personnel to manage and operate our business. All of our employees, including our executive officers, are employees of USAC Management. As of December 31, 2024, USAC Management had 854 full-time employees. None of our employees are subject to collective bargaining agreements.
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

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
Our determination of the allowance for credit losses requires us to make estimates and judgments regarding our customers’ ability to pay amounts due. We continuously evaluate the financial strength of our customers and the overall business climate in which our customers operate, and make adjustments to the allowance for credit losses as necessary. We evaluate the financial strength of our customers by reviewing the aging of their receivables owed to us, our collection experiences with the customer, correspondence, financial information, and third-party credit ratings. We evaluate the business climate in which our customers operate by reviewing various publicly available materials regarding our customers’ industry, including the solvency of other companies within their industry.
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
Capitalized interest is calculated by multiplying our monthly effective interest rate on outstanding variable-rate indebtedness by the amount of qualifying costs, which include upfront payments to acquire certain compression units. Capitalized interest was $0.2 million, $0.9 million, and $0.9 million for the years ended December 31, 2024, 2023, and 2022, respectively.
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
Refer to Note 5 for more detailed information about impairment charges during the years ended December 31, 2024, 2023, and 2022.
Identifiable Intangible Assets
Identifiable intangible assets are recorded at cost and amortized using the straight-line method over their estimated useful lives, which is the period over which the assets are expected to contribute directly or indirectly to our future cash flows. The estimated useful lives of our intangible assets range from 15 to 25 years.
We assess identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We did not record any impairment of identifiable intangible assets for the years ended December 31, 2024, 2023, or 2022.

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
Revenue Recognition
Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally, this occurs with the provision of services or the transfer of goods. Revenue is measured at the amount of consideration we expect to receive in exchange for providing services or transferring goods. Incidental items, if any, that are immaterial in the context of the contract are recognized as expenses. Refer to Note 13 for more detailed information about revenue recognition for the years ended December 31, 2024, 2023, and 2022.
Unit-Based Compensation
Our unit-based compensation awards include phantom units, restricted units, and cash restricted units. The fair values of phantom units granted to employees and cash restricted units are estimated at the end of each reporting period and are accounted for as liabilities. The fair value of phantom units granted to directors and restricted units are determined at grant date and amortized using the straight-line method over the vesting period. Refer to Note 15 for more detailed information about our unit-based compensation awards.
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
Texas also imposes an entity-level income tax on partnerships that is based on Texas-sourced taxable margin (the “Texas Margin Tax”). Texas Margin Tax impacts are included within our consolidated financial statements. Our wholly owned finance subsidiary, USA Compression Finance Corp. (“Finance Corp”), is a corporation for U.S. federal and state income tax purposes and any resulting tax impacts attributable to Finance Corp are included within our consolidated financial statements. Refer to Note 9 for more detailed information about the Texas Margin Tax for the years ended December 31, 2024, 2023, and 2022.
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
As of December 31, 2024 and 2023, our financial instruments primarily consisted of cash and cash equivalents, trade accounts receivable, trade accounts payable, and long-term debt. As of December 31, 2023, our financial instruments also consisted of a derivative instrument. The book values of cash and cash equivalents, trade accounts receivable, and trade accounts payable are representative of fair value due to their short-term maturities. Our revolving credit facility applies floating interest rates to amounts drawn under the facility; therefore, the carrying amount of our revolving credit facility approximates its fair value.
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

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
The following table summarizes the aggregate principal amount and fair value of our Senior Notes 2026, Senior Notes 2027, and Senior Notes 2029 (in thousands):

	December 31,
	2024	2023
Senior Notes 2026, aggregate principal	$—	$725,000
Fair value of Senior Notes 2026	—	720,621
Senior Notes 2027, aggregate principal	750,000	750,000
Fair value of Senior Notes 2027	750,938	737,963
Senior Notes 2029, aggregate principal	1,000,000	—
Fair value of Senior Notes 2029	1,007,500	—
The fair value of our derivative instrument, which was an interest-rate swap and is no longer outstanding as of December 31, 2024, was estimated based on inputs from actively quoted public markets, including interest-rate forward curves, and is considered a Level 2 measurement. We consider counterparty credit risk and our own credit risk in the determination of the estimated fair value. The following table summarizes the gross fair value of our interest-rate swap (in thousands):

	December 31,
	2024	2023
Interest-rate swap	$—	$1,204
Refer to Note 8 for additional information on the interest-rate swap.
Operating Segment
We operate in a single business segment, the compression services business. Refer to Note 18 for more detailed information about our compression services segment.
(3)Trade Accounts Receivable
The allowance for credit losses, which was $1.5 million and $2.3 million at December 31, 2024 and 2023, respectively, represents our best estimate of the amount of probable credit losses included within our existing accounts receivable balance.
The following summarizes activity within our trade accounts receivable allowance for credit losses balance (in thousands):

Allowance for Credit Losses
Balance as of December 31, 2022	$1,164
Current-period provision for expected credit losses	1,500
Write-offs charged against the allowance	(487)
Recoveries collected	83
Balance as of December 31, 2023	2,260
Current-period provision for expected credit losses	630
Write-offs charged against the allowance	(1,416)
Balance as of December 31, 2024	$1,474
Unfavorable developments related to a customer was the primary factor supporting the recognized increase to the allowance for credit losses for the year ended December 31, 2024.
Unfavorable developments related to customers in bankruptcy was the primary factor supporting the recognized increase to the allowance for credit losses for the year ended December 31, 2023.
During the year ended December 31, 2022, we recognized a reversal of $0.7 million to the current-period provision for expected credit losses. Favorable market conditions for customers, attributable to sustained increases in commodity prices, was the primary factor supporting the recognized decrease to the allowance for credit losses for the year ended December 31, 2022.

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
(4)Inventories
Components of inventories are as follows (in thousands):

	December 31,
	2024	2023
Serialized parts	$66,631	$59,901
Non-serialized parts	67,270	54,827
Total inventories	$133,901	$114,728
(5)    Property and Equipment, Identifiable Intangible Assets, and Other Assets
Property and Equipment
Property and equipment consisted of the following (in thousands):

	December 31,
	2024	2023
Compression and treating equipment	$4,134,544	$3,902,115
Automobiles and vehicles	53,301	46,395
Computer equipment	38,614	33,456
Leasehold improvements	9,807	9,414
Buildings	3,935	3,464
Furniture and fixtures	963	868
Land	77	77
Total property and equipment, gross	4,241,241	3,995,789
Less: accumulated depreciation and amortization	(1,967,865)	(1,758,164)
Total property and equipment, net	$2,273,376	$2,237,625
Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Compression and treating equipment, acquired new	25 years
Compression and treating equipment, acquired used	5 - 25 years
Furniture and fixtures	3 - 10 years
Vehicles and computer equipment	1 - 10 years
Buildings	5 years
Leasehold improvements	5 years
Depreciation expense on property and equipment and loss (gain) on disposition of assets were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Depreciation expense	$235,377	$216,716	$207,297
Loss (gain) on disposition of assets	4,939	(1,667)	1,527
For the years ended December 31, 2024, 2023, and 2022, we evaluated the future deployment of our idle fleet assets under current market conditions and retired 2, 42, and 15 compression units, respectively, representing approximately 1,260, 37,700, and 3,200 of aggregate horsepower, respectively, that previously were used to provide compression services in our business. As a result, we recorded impairments of compression equipment of $0.3 million, $12.3 million, and $1.5 million for the years ended December 31, 2024, 2023, and 2022, respectively.
The primary circumstances supporting these impairments were: (i) unmarketability of certain compression units into the foreseeable future, (ii) excessive maintenance costs associated with certain fleet assets, and (iii) prohibitive retrofitting costs

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
that likely would prevent certain compression units from securing customer acceptance. These compression units were written down to their estimated salvage values, if any.
Identifiable Intangible Assets
Identifiable intangible assets, net consisted of the following (in thousands):

	Customer Relationships	Trade Names	Total
Gross balance as of December 31, 2023	$485,162	$65,500	$550,662
Accumulated amortization	(260,523)	(44,487)	(305,010)
Net balance as of December 31, 2023	$224,639	$21,013	$245,652

Gross balance as of December 31, 2024	$485,162	$65,500	$550,662
Accumulated amortization	(286,628)	(47,761)	(334,389)
Net balance as of December 31, 2024	$198,534	$17,739	$216,273
Amortization expense for the years ended December 31, 2024, 2023, and 2022, was $29.4 million, $29.4 million, and $29.4 million, respectively.
The expected amortization of the intangible assets for each of the five succeeding years is as follows:

Year Ending December 31,
2025	$29,380
2026	29,380
2027	14,486
2028	12,135
2029	12,135
Other Assets
For the year ended December 31, 2024, we recognized a $0.6 million impairment of assets related to capitalized software costs that are no longer expected to provide benefit.
(6)    Current Liabilities
Components of current liabilities included the following (in thousands):

	December 31,
	2024	2023
Accrued interest expense	$39,337	$31,960
Accrued unit-based compensation liability	22,766	21,896
Accrued payroll and benefits	10,656	7,055
Accrued capital expenditures	4,641	13,672
(7)    Lease Accounting
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

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
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
Supplemental balance sheet information related to leases consisted of the following (in thousands):

	December 31,
	2024	2023
Operating leases:
Lease right-of-use assets	$14,336	$17,290
Accrued liabilities	(4,013)	(4,066)
Operating lease liabilities	(11,678)	(14,731)
Finance leases:
Property and equipment, gross	$4,417	$3,661
Accumulated depreciation	(3,130)	(2,628)
Property and equipment, net	1,287	1,033
Accrued liabilities	(374)	(459)
Other liabilities	(1,127)	(722)
Components of lease expense consisted of the following (in thousands):

		Year Ended December 31,
	Income Statement Line Item	2024	2023	2022
Operating lease costs:
Operating lease cost	Cost of operations, exclusive of depreciation and amortization	$3,856	$3,586	$3,349
Operating lease cost	Selling, general, and administrative	1,442	1,490	1,490
Total operating lease costs		5,298	5,076	4,839
Finance lease costs:
Amortization of lease assets	Depreciation and amortization	502	351	376
Short-term lease costs:
Short-term lease cost	Cost of operations, exclusive of depreciation and amortization	76	135	165
Short-term lease cost	Selling, general, and administrative	—	39	10
Total short-term lease costs		76	174	175
Variable lease costs:
Variable lease cost	Cost of operations, exclusive of depreciation and amortization	65	10	129
Variable lease cost	Selling, general, and administrative	963	803	649
Total variable lease costs		1,028	813	778
Total lease costs		$6,904	$6,414	$6,168

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
The weighted-average remaining lease terms and weighted-average discount rates were as follows:

	Year Ended December 31,
	2024	2023	2022
Weighted-average remaining lease term:
Operating leases	4 years	5 years	6 years
Finance leases	4 years	4 years	4 years
Weighted-average discount rate:
Operating leases	5.4%	5.1%	4.9%
Finance leases	7.2%	6.3%	5.2%
Supplemental cash flow information related to leases consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(5,439)	$(5,034)	$(4,743)
Operating cash flows from finance leases	(157)	(174)	(124)
Financing cash flows from finance leases	(436)	(489)	(518)
ROU assets obtained in exchange for lease obligations:
Operating leases	$1,432	$3,105	$1,720
Finance leases	756	—	790
Maturities of lease liabilities as of December 31, 2024, consisted of the following (in thousands):

	Operating Leases	Finance Leases	Total
2025	$4,718	$477	$5,195
2026	3,851	481	4,332
2027	3,075	484	3,559
2028	3,039	154	3,193
2029	2,593	54	2,647
Thereafter	255	99	354
Total lease payments	17,531	1,749	19,280
Less: present-value discount	(1,840)	(248)	(2,088)
Present value of lease liabilities	$15,691	$1,501	$17,192
As of December 31, 2024, we have not entered into any additional leases that have not yet commenced that create significant rights and obligations.
(8)    Derivative Instrument
In August 2024, we elected to terminate an interest-rate swap we previously used to manage interest-rate risk associated with the floating-rate Credit Agreement. The interest-rate swap was outstanding as of December 31, 2023. The interest-rate swap’s notional principal amount was $700 million and had a termination date of December 31, 2025. Under the interest-rate swap, we paid a fixed interest rate of 3.9725% and received floating interest-rate payments that were indexed to the one-month SOFR.
We did not apply hedge accounting to our previously outstanding derivative. Our derivative was carried on the Consolidated Balance Sheets at fair value and was classified as current or long-term depending on the expected timing of settlement, and gains and losses associated with the derivative instrument were recognized currently in gain on derivative instrument within the Consolidated Statements of Operations. Cash flows related to cash settlements for the periods presented were classified as operating activities within the Consolidated Statements of Cash Flows.

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
The following table summarizes the location and fair value of our derivative instrument on our Consolidated Balance Sheets (in thousands):

	Assets		Liabilities
	December 31,		December 31,
Balance Sheet Classification	2024	2023	2024	2023
Derivative instrument	$—	$5,670	$—	$—
Derivative instrument, long term	—	—	—	4,466
The following table summarizes the location and amounts recognized related to our derivative instrument within our Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2024	2023	2022
Gain on derivative instrument	$5,684	$7,449	$—
(9)    Income Tax Expense
We are subject to the Texas Margin Tax, which applies a tax to our gross margin. We do not conduct business in any other state where a similar tax is applied. The Texas Margin Tax requires certain forms of legal entities, including limited partnerships, to pay a tax of 0.75% on its “margin,” as defined in the law, based on annual results. The tax base to which the tax is applied is the least of (i) 70% of total revenues for federal income tax purposes, (ii) total revenue less cost of goods sold, (iii) total revenue less compensation for federal income tax purposes, or (iv) total revenue less $1 million.
Components of our income tax expense are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current tax expense	$1,657	$1,417	$1,167
Deferred tax expense (benefit)	574	(52)	(151)
Total income tax expense	$2,231	$1,365	$1,016
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
The tax effects of temporary differences related to property and equipment, identifiable intangible assets, and goodwill that gives rise to deferred tax assets (liabilities), included net within other liabilities, are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Goodwill	$11	$12
Deferred tax liabilities:
Property and equipment	(4,763)	(4,189)
Identifiable intangible assets	(23)	(24)
Total deferred tax liabilities	(4,786)	(4,213)
Deferred tax liabilities, net	$(4,775)	$(4,201)
Accounting Standard Codification (“ASC”) Topic 740 Income Taxes (“Topic 740”) provides guidance on measurement and recognition in accounting for income tax uncertainties and provides related guidance on derecognition, classification, disclosure, interest, and penalties. As of December 31, 2024, we had no material unrecognized tax benefits (as defined in Topic 740). We do not expect to incur interest charges or penalties related to our tax positions, but if such charges or penalties are incurred, our policy is to account for interest charges and penalties as income tax expense within the Consolidated Statements of Operations. Our U.S. Federal income tax returns for years 2019 and 2020 currently are under examination by the Internal Revenue Service (“IRS”). Refer to Note 17 for more detailed information about our IRS examinations. Examinations of our

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
Texas Margin Tax returns for report years 2018 through 2021 were completed in 2023 by the Texas Comptroller of Public Accounts with no material adjustments. In general, USA Compression and its subsidiaries are no longer subject to examination by the IRS, and most state jurisdictions, for the 2018 and prior years.
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
(10) Debt Obligations
Our debt obligations, of which there is no current portion, consisted of the following (in thousands):

	December 31,
	2024	2023
Senior Notes 2026, aggregate principal	$—	$725,000
Senior Notes 2027, aggregate principal	750,000	750,000
Senior Notes 2029, aggregate principal	1,000,000	—
Less: deferred financing costs, net of amortization	(19,535)	(10,725)
Total senior notes, net	1,730,465	1,464,275
Revolving credit facility	772,092	871,813
Total long-term debt, net	$2,502,557	$2,336,088
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

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
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
As of December 31, 2024, we were in compliance with all of our covenants under the Credit Agreement.
As of December 31, 2024, we had outstanding borrowings under the Credit Agreement of $772.1 million and, after accounting for outstanding letters of credit in the amount of $0.8 million, $827.1 million of remaining unused availability of which, due to restrictions related to compliance with the applicable financial covenants, $782.5 million was available to be drawn. The borrowing base consists of eligible accounts receivable, inventory, and compression units. The largest component, representing 94% of the borrowing base as of December 31, 2024, was eligible compression units. Eligible compression units consist of compressor packages that are under service contracts, leased or rented, and carried in the financial statements as fixed assets.
Our weighted-average interest rate in effect for all borrowings under the Credit Agreement for the year ended December 31, 2024, was 7.81%, and our weighted-average interest rate under the Credit Agreement as of December 31, 2024, was 6.98%.
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
Issuance of Senior Notes 2029
On March 18, 2024, the Partnership and Finance Corp co-issued the Senior Notes 2029, a $1.0 billion aggregate principal amount of senior notes that will mature on March 15, 2029. The Senior Notes 2029 accrue interest from March 18, 2024 at the rate of 7.125% per year. Interest on the Senior Notes 2029 is payable semi-annually in arrears on each of March 15 and September 15, which commenced on September 15, 2024.
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
The indenture governing the Senior Notes 2029 (the “2029 Indenture”) contains certain financial covenants that we must comply with in order to make certain restricted payments as described in the 2029 Indenture. As of December 31, 2024, we were in compliance with such financial covenants under the 2029 Indenture.
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
The Defeasance required a cash outlay in the net amount of $748.8 million, which was used to purchase U.S. government securities. These securities generated sufficient cash upon maturity to fund interest payments on the Senior Notes 2026 occurring between the effective date of the Defeasance through April 4, 2024, when the Senior Notes 2026 were redeemed at par, as well as fund the redemption of the Senior Notes 2026 in full. As a result of the Defeasance, we recognized a loss on early extinguishment of debt of $5.0 million for the year ended December 31, 2024, which represents the write-off of deferred financing costs of $4.3 million and the difference between (i) the purchase price of U.S. government securities of $748.8 million and (ii) the aggregate outstanding principal balance and accrued interest of the Senior Notes 2026 of $748.1 million at the time of Defeasance.
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
The indenture governing the Senior Notes 2027 (the “2027 Indenture”) contains certain financial covenants that we must comply with in order to make certain restricted payments as described in the 2027 Indenture. As of December 31, 2024, we were in compliance with such financial covenants under the 2027 Indenture.
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
Maturities of long-term debt for each of the five succeeding years are as follows (in thousands):

Year Ending December 31,
2025	$—
2026	772,092
2027	750,000
2028	—
2029	1,000,000
(11)    Preferred Units
Preferred Unit and Warrant Private Placement
On April 2, 2018, we completed a private placement of $500 million in the aggregate of (i) newly authorized and established Preferred Units and (ii) two tranches of warrants to purchase common units with certain investment funds managed,

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
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
The change in Preferred Units outstanding was as follows:

Preferred Units Outstanding
Number of Preferred Units outstanding, December 31, 2023	500,000
Exercise and conversion of Preferred Units into common units	(320,000)
Number of Preferred Units outstanding, December 31, 2024	180,000
We have declared and paid per-unit quarterly cash distributions to the holders of the Preferred Units of record as follows:

Payment date	Distribution per Preferred Unit
February 4, 2022	$24.375
May 6, 2022	24.375
August 5, 2022	24.375
November 4, 2022	24.375
Total 2022 distributions	$97.50

February 3, 2023	$24.375
May 5, 2023	24.375
August 4, 2023	24.375
November 3, 2023	24.375
Total 2023 distributions	$97.50

February 2, 2024	$24.375
May 3, 2024	24.375
August 2, 2024	24.375
November 1, 2024	24.375
Total 2024 distributions	$97.50
Announced Quarterly Distribution
On January 16, 2025, we declared a cash distribution of $24.375 per unit on our Preferred Units. The distribution was paid on February 7, 2025, to the holders of the Preferred Units of record as of the close of business on January 27, 2025.
Redemption and Conversion Features
The Preferred Units are convertible, at the option of the holder, into common units in accordance with the terms of our Second Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”). The conversion rate for the Preferred Units is the quotient of (i) the sum of (a) $1,000, plus (b) any unpaid cash distributions on the applicable Preferred Unit, divided by (ii) $20.0115 for each Preferred Unit. As of December 31, 2024, the remaining Preferred Units outstanding are convertible into a maximum number of 8,994,827 common units, assuming there are no unpaid cash distributions on the Preferred Units.

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
We have the option to redeem all or any portion of the Preferred Units outstanding, subject to certain minimum redemption threshold amounts, for a redemption price set forth in the Partnership Agreement. On or after April 2, 2028, each holder of the Preferred Units will have the right to require us to redeem all or a portion of their Preferred Units, subject to certain minimum redemption threshold amounts, for a redemption price set forth in the Partnership Agreement, which we may elect to pay up to 50% in common units, subject to certain additional limits. The Preferred Units are presented as temporary equity within the mezzanine section of the Consolidated Balance Sheets because the redemption provisions on or after April 2, 2028 are outside the Partnership’s control.
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
Changes in the Preferred Units’ balance are as follows (in thousands):

Preferred Units
Balance as of December 31, 2021	$477,309
Net income allocated to Preferred Units	48,750
Cash distributions on Preferred Units	(48,750)
Balance as of December 31, 2022	477,309
Net income allocated to Preferred Units	47,775
Cash distributions on Preferred Units	(48,750)
Balance as of December 31, 2023	476,334
Net income allocated to Preferred Units	17,550
Cash distributions on Preferred Units	(24,375)
Exercise and conversion of Preferred Units into common units	(300,700)
Balance as of December 31, 2024	$168,809
Refer to Note 14 for information about the rights EIG Veteran Equity Aggregator, L.P. (along with its affiliated funds, “EIG”) has to designate one of the members of the board of directors of the General Partner (the “Board”).

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
(12)    Partners’ Deficit
Common Units
The change in common units outstanding were as follows:

Common Units Outstanding
Number of common units outstanding, December 31, 2021	97,344,707
Vesting of phantom units	224,386
Issuance of common units under the DRIP	124,255
Exercise and conversion of warrants into common units	534,308
Number of common units outstanding, December 31, 2022	98,227,656
Vesting of phantom units	310,059
Issuance of common units under the DRIP	87,808
Exercise and conversion of warrants into common units	2,360,488
Number of common units outstanding, December 31, 2023	100,986,011
Vesting of phantom units	272,616
Issuance of common units under the DRIP	65,352
Exercise and conversion of Preferred Units into common units	15,990,804
Number of common units outstanding, December 31, 2024	117,314,783
As of December 31, 2024, Energy Transfer held 46,056,228 common units, including 8,000,000 common units held by the General Partner and controlled by Energy Transfer.
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

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
Cash Distributions
We have declared and paid per-unit quarterly distributions to our limited partner unitholders of record, including holders of our common and phantom units, as follows (dollars in millions, except distribution per unit):

Payment Date	Distribution per Limited Partner Unit	Amount Paid to Common Unitholders	Amount Paid to Phantom Unitholders	Total Distribution
February 4, 2022	$0.525	$51.1	$1.2	$52.3
May 6, 2022	0.525	51.1	1.2	52.3
August 5, 2022	0.525	51.4	1.1	52.5
November 4, 2022	0.525	51.5	1.0	52.5
Total 2022 distributions	$2.10	$205.1	$4.5	$209.6

February 3, 2023	$0.525	$51.6	$1.1	$52.7
May 5, 2023	0.525	51.6	1.1	52.7
August 4, 2023	0.525	51.6	1.2	52.8
November 3, 2023	0.525	51.6	1.1	52.7
Total 2023 distributions	$2.10	$206.4	$4.5	$210.9

February 2, 2024	$0.525	$54.1	$1.0	$55.1
May 3, 2024	0.525	61.4	1.0	62.4
August 2, 2024	0.525	61.4	1.0	62.4
November 1, 2024	0.525	61.5	1.0	62.5
Total 2024 distributions	$2.10	$238.4	$4.0	$242.4
Announced Quarterly Distribution
On January 16, 2025, we announced a cash distribution of $0.525 per unit on our common units. The distribution was paid on February 7, 2025, to common unitholders of record as of the close of business on January 27, 2025.
DRIP
During the years ended December 31, 2024, 2023, and 2022, distributions of $1.6 million, $1.9 million, and $2.1 million, respectively, were reinvested under the DRIP resulting in the issuance of 65,352, 87,808, and 124,255 common units, respectively.
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
No warrants remained outstanding subsequent to the exercise on October 27, 2023.
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

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
undistributed earnings for the period. To the extent cash distributions exceed net income (loss) attributable to unitholders for the period, the excess distributions are allocated to all participating securities outstanding based on their respective ownership percentages.
Diluted income (loss) per unit is computed using the treasury stock method, which considers the potential issuance of limited partner units associated with our long-term incentive plan and warrants. Unvested phantom and restricted units, and unexercised warrants are not included in basic income (loss) per unit, as they are not considered to be participating securities, but are included in the calculation of diluted income (loss) per unit to the extent they are dilutive, and in the case of warrants to the extent they are considered “in the money.”
For the year ended December 31, 2024, approximately 1,112,000 incremental unvested phantom and restricted units represent the difference between our basic and diluted weighted-average common units outstanding.
For the year ended December 31, 2023, approximately 1,167,000 and 873,000 incremental unvested phantom units and “in the money” then-outstanding warrants, respectively, represent the difference between our basic and diluted weighted-average common units outstanding.
For the year ended December 31, 2022, approximately 980,000 and 42,000 incremental unvested phantom units and “in the money” then-outstanding warrants, respectively, were excluded from the calculation of diluted loss per unit because the impact was anti-dilutive.
(13)    Revenue Recognition
Disaggregation of Revenue
The following table disaggregates our revenue by type of service (in thousands):

	Year Ended December 31,
	2024	2023	2022
Contract operations revenue	$925,243	$823,661	$688,857
Retail parts and services revenue	25,206	22,517	15,741
Total revenues	$950,449	$846,178	$704,598
The following table disaggregates our revenue by timing of provision of services or transfer of goods (in thousands):

	Year Ended December 31,
	2024	2023	2022
Services provided over time:
Primary term	$799,161	$643,284	$489,091
Month-to-month	126,082	180,377	199,766
Total services provided over time	925,243	823,661	688,857
Services provided or goods transferred at a point in time	25,206	22,517	15,741
Total revenues	$950,449	$846,178	$704,598
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
Deferred Revenue
We record deferred revenue when cash payments are received or due in advance of our performance. Components of deferred revenue were as follows (in thousands):

		December 31,
	Balance sheet location	2024	2023
Current (1)	Deferred revenue	$63,900	$62,589
Noncurrent	Other liabilities	6,616	6,000
Total		$70,516	$68,589
________________________
(1)We recognized $61.9 million of revenue during the year ended December 31, 2024, related to our deferred revenue balance as of December 31, 2023.
Performance Obligations
As of December 31, 2024, the aggregate amount of transaction price allocated to unsatisfied performance obligations related to our contract operations revenue was $1.2 billion. We expect to recognize these remaining performance obligations as follows (in thousands):

	2025	2026	2027	2028	Thereafter	Total
Remaining performance obligations	$586,990	$338,327	$190,061	$74,600	$14,985	$1,204,963
(14) Transactions with Related Parties
We provide natural gas compression and treating services to entities affiliated with Energy Transfer, which as of December 31, 2024, owned approximately 39% of our limited partner interests and 100% of the General Partner.

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
Revenue recognized from those entities affiliated with Energy Transfer on our Consolidated Statement of Operations were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Related-party revenues	$41,302	$21,726	$15,655
We also made purchases of equipment from an entity affiliated with Energy Transfer of $2.2 million during the year ended December 31, 2024.
We had $0.6 million and $0 within related-party receivables on our Consolidated Balance Sheets as of December 31, 2024 and 2023, respectively, from those entities affiliated with Energy Transfer. We had $0.1 million and $0 within related-party payables on our Consolidated Balance Sheets as of December 31, 2024 and 2023, respectively, due to those entities affiliated with Energy Transfer.
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
(a)Phantom Units
Prior to December 2024, the General Partner’s executive officers, certain of its employees, and certain of its outside directors were granted phantom units to incentivize them to help drive our future success and to share in the economic benefits of that success. Our Compensation Committee has the ability to allow, and has historically granted, employees with phantom units the option to have a portion of their phantom unit settled in cash, above the statutory tax rate, with the remainder settled in common units upon vesting. ASC Topic 718 Compensation – Stock Compensation requires the entire amount of an award with such features to be accounted for as a liability. Under the liability method of accounting for unit-based compensation, we re-measure the fair value of the phantom unit award at each financial statement date until the award vests or is forfeited. The fair value is measured using the market price of the Partnership’s common units. During the requisite service period (the vesting period of the phantom unit awards), compensation cost is recognized using the proportionate amount of the award’s fair value that has been earned through service to date. Phantom unit awards granted to outside directors do not have a cash settlement option and as such, we account for these phantom unit awards as equity. Each phantom unit is granted in tandem with a corresponding DER, which entitles the recipient to receive an amount in cash on a quarterly basis equal to the product of (i) the number of the recipient’s outstanding, unvested phantom units on the record date for such quarter and (ii) the quarterly distribution declared by the Board for such quarter with respect to the Partnership’s common units.
During the years ended December 31, 2024, 2023, and 2022, an aggregate of 17,384, 476,959, and 603,365, respectively, phantom units (including the corresponding DERs) were granted under the LTIP to the General Partner’s executive officers, certain of its employees, and outside directors. The phantom units (including the corresponding DERs) awarded are subject to restrictions on transferability, customary forfeiture provisions, and time vesting provisions. These phantom unit awards vest incrementally, with 60% of the phantom units vesting on December 5 of the third year following the grant and the remaining 40% vesting on December 5 of the fifth year following the grant.
Phantom units vest in full upon a change in control. Phantom unit recipients do not have all the rights of a unitholder in the Partnership with respect to the phantom units until the units have vested.

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
As of December 31, 2024 and 2023, our total unit-based compensation liability related to these phantom units was $22.7 million and $21.9 million, respectively. During the years ended December 31, 2024, 2023, and 2022, we recognized $16.4 million, $22.2 million, and $15.9 million of compensation expense associated with these phantom unit awards, respectively, recorded in selling, general, and administrative expense. During the years ended December 31, 2024, 2023, and 2022, amounts paid related to the cash settlement of vested phantom units under the LTIP were $5.4 million, $6.4 million, and $3.0 million, respectively.
The total fair value and intrinsic value of the phantom units vested under the LTIP was $6.3 million, $7.3 million, and $4.1 million for the years ended December 31, 2024, 2023, and 2022, respectively.
The following table summarizes information regarding phantom unit awards for the periods presented:

	Number of Units	Weighted-Average Grant Date Fair Value per Unit
Phantom units outstanding at December 31, 2021	2,229,768	$13.57
Granted	603,365	18.31
Vested	(386,916)	15.89
Forfeited	(292,202)	14.10
Phantom units outstanding at December 31, 2022	2,154,015	$14.21
Granted	476,959	23.13
Vested	(585,055)	13.29
Forfeited	(122,887)	17.50
Phantom units outstanding at December 31, 2023	1,923,032	$17.08
Granted	17,384	24.70
Vested	(506,516)	15.40
Forfeited	(113,584)	18.09
Phantom units outstanding at December 31, 2024	1,320,316	$18.59
The unrecognized compensation cost associated with phantom unit awards was an aggregate $7.8 million as of December 31, 2024. We expect to recognize the unrecognized compensation cost for these phantom unit awards on a weighted-average basis over a period of approximately 2.0 years.
(b)Restricted Units
Beginning December 2024, the General Partner’s executive officers, certain of its employees, and its outside directors were granted restricted units to incentivize them to help drive our future success and to share in the economic benefits of that success. Each restricted unit is granted in tandem with a corresponding DER, which entitles the recipient to receive an amount in cash on a quarterly basis equal to the product of (i) the number of the recipient’s outstanding, unvested restricted units on the record date for such quarter and (ii) the quarterly distribution declared by the Board for such quarter with respect to the Partnership’s common units.
These restricted units vest incrementally, with 60% of the restricted units vesting on December 5 of the third year following the grant and the remaining 40% vesting on December 5 of the fifth year following the grant. Upon vesting, one Partnership common unit is issued for each restricted unit.
Restricted units vest in full upon a change in control. Restricted unit recipients do not have all the rights of a unitholder in the Partnership with respect to the restricted units until the units have vested.
During the year ended December 31, 2024, we recognized $0.1 million of compensation expense associated with these restricted units recorded in selling, general, and administrative expense.

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
The following table summarizes information regarding restricted units for the periods presented:

	Number of Units	Weighted-Average Grant Date Fair Value per Unit
Restricted units outstanding at December 31, 2023	—	$—
Granted	323,390	22.25
Restricted units outstanding at December 31, 2024	323,390	$22.25
The unrecognized compensation cost associated with restricted units was an aggregate $7.1 million as of December 31, 2024. We expect to recognize the unrecognized compensation cost for these restricted units on a weighted-average basis over a period of approximately 3.7 years.
Long-Term Cash Restricted Unit Plan
In December 2024, the Compensation Committee adopted the USA Compression Partners, LP Long-Term Cash Restricted Unit Plan (the “CRU Plan”) which is available for certain employees and directors of the General Partner and any of its affiliates who perform services for us. The CRU Plan provides for awards of cash restricted units which vest one-third on December 5, each of the first, second, and third anniversaries following the grant. A cash restricted unit entitles the award recipient to receive cash equal to the market value of one Partnership common unit upon vesting. ASC Topic 718 Compensation – Stock Compensation requires the entire amount of an award with such features to be accounted for as a liability. Under the liability method of accounting for unit-based compensation, we re-measure the fair value of the cash restricted unit at each financial statement date until the cash restricted unit vests or is forfeited. The fair value is measured using the market price of the Partnership’s common units. During the requisite service period (the vesting period of the cash restricted units), compensation cost is recognized using the proportionate amount of the cash restricted unit’s fair value that has been earned through service to date. Cash restricted units vest in full upon a change in control.
For the year ended December 31, 2024, the Partnership granted a total of 107,820 cash restricted units. As of December 31, 2024, a total of 107,820 cash restricted units were unvested. As of December 31, 2024, our total unit-based compensation liability related to these cash restricted units was $0.1 million.
(16)    Employee Benefit Plans
A 401(k) plan is available to all of our employees. In 2024, the plan permitted employees to contribute up to 20% of their salary, up to the statutory limits, which was $23,000 for 2024. The plan provides for discretionary matching contributions by us on an annual basis. Aggregate matching contributions made to employees’ 401(k) plans were $4.4 million, $3.8 million, and $3.2 million for the years ended December 31, 2024, 2023, and 2022, respectively.
(17)    Commitments and Contingencies
(a)Major Customers and Concentration of Credit Risk
One customer accounted for approximately 12% and 11% of total revenue for the years ended December 31, 2024 and 2023, respectively. No customer accounted for 10% or more of total revenues for the year ended December 31, 2022.
As of December 31, 2024, two customers accounted for 12% and 11% of our trade accounts receivable, net balance, respectively. As of December 31, 2023, one customer accounted for 17% of our trade accounts receivable, net balance.
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
(c)Tax Contingencies
Our compliance with federal, state, and local tax regulations is subject to audit by various taxing authorities. Certain taxing authorities have either claimed or issued an assessment that specific operational processes, which we and others in our industry regularly conduct, result in transactions that are subject to taxes. We and others in our industry have disputed these claims and assessments based on either existing tax statutes or published guidance by the taxing authorities.
We currently are protesting certain sales tax assessments made by the Oklahoma Tax Commission (“OTC”). In August 2024, the administrative law judge (“ALJ”) assigned by the OTC accepted our position that the transactions are not taxable. The OTC subsequently requested a motion for reconsideration, which was denied by the ALJ. The OTC then requested an “en banc” hearing from the OTC Commissioners, which the OTC Commissioners denied and adopted the conclusions of the ALJ, thereby effectively closing the matter.
Our U.S. federal income tax returns for the years 2019 and 2020 currently are under examination by the IRS. The IRS has issued preliminary partnership examination changes, along with imputed underpayment computations, for the 2019 and 2020 tax years. Under the Bipartisan Budget Act of 2015, there are several procedural steps, including an appeals process, to complete before a final imputed underpayment, if any, is determined. Based on discussions with the IRS, we estimate a potential range of loss from a final imputed underpayment of $0 to approximately $28.3 million, including interest, for potential adjustments resulting from the IRS examinations. Once a final partnership imputed underpayment, if any, is determined, our General Partner may elect to either pay the imputed underpayment (including any applicable penalties and interest) directly to the IRS or, if eligible, issue a revised information statement to each unitholder, and former unitholder, with respect to an audited and adjusted return.
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
(18) Reportable Segments
We manage our business through one operating and reportable segment: compression services. The compression services segment provides natural gas compression and treating services to customers, using a fleet of equipment that we design, engineer, own, operate, and maintain. Our services are primarily provided under fixed-fee contracts, and all revenue is derived from within the U.S.
The accounting policies of the compression services segment are the same as those described in the summary of significant accounting policies. We do not have intra-entity sales or transfers.
Our chief operating decision maker (“CODM”) is the Chief Executive Officer.
The CODM assesses segment performance and allocates resources based on consolidated net income. All expense categories on the Consolidated Statements of Operations are significant and there are no other significant segment expenses that would require disclosure. The CODM uses consolidated net income to assess operating performance as compared to historical results, budget and forecast amounts, expected return on capital investment, and our competitors. The CODM uses this information to allocate future operating and capital expenditures. The measure of segment assets is reported on the balance sheet as total consolidated assets.

USA COMPRESSION PARTNERS, LP
Notes to Consolidated Financial Statements
(19)    Recent Accounting Pronouncements
In November 2024, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 requires disclosure of specified information about certain costs and expenses in the notes to the consolidated financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 is to be applied on a prospective basis, with retrospective application permitted. We are currently evaluating the impact, if any, of ASU 2024-03 on our consolidated financial statements and related disclosures.
In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 improves and enhances income tax disclosure requirements, including new disclosures related to tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, and interim periods within annual periods beginning after December 15, 2025, with early adoption permitted. ASU 2023-09 is to be applied on a prospective basis, with retrospective application permitted. We are currently evaluating the impact, if any, of ASU 2023-09 on our consolidated financial statements and related disclosures.