Form 10-Q
period 2025-03-31
USA Compression Partners, LP
filed 2025-05-06
CIK 1522727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to               .
Commission File No. 001-35779
USA Compression Partners, LP
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2771546 (I.R.S. Employer Identification No.)

8117 Preston Road, Suite 510A Dallas, Texas (Address of principal executive offices)	75225 (Zip Code)
(512) 473-2662
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common units representing limited partner interests	USAC	New York Stock Exchange
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of May 1, 2025, there were 117,582,364 common units outstanding.

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

ii

PART I.  FINANCIAL INFORMATION
ITEM 1.    Financial Statements
USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except unit amounts)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$2	$14
Accounts receivable, net of allowances for credit losses of $1,474 and $1,474, respectively	95,275	88,478
Related-party receivables	2,092	636
Inventories	134,332	133,901
Prepaid expenses and other assets	11,557	11,967
Total current assets	243,258	234,996
Property and equipment, net	2,237,783	2,273,376
Lease right-of-use assets	13,708	14,336
Identifiable intangible assets, net	208,928	216,273
Other assets	9,443	6,620
Total assets	$2,713,120	$2,745,601
Liabilities, Preferred Units, and Partners’ Deficit
Current liabilities:
Accounts payable	$30,102	$27,245
Related party payables	4,155	105
Accrued liabilities	67,959	99,428
Deferred revenue	63,790	63,900
Total current liabilities	166,006	190,678
Long-term debt, net	2,536,147	2,502,557
Operating lease liabilities	10,904	11,678
Other liabilities	11,965	12,930
Total liabilities	2,725,022	2,717,843
Commitments and contingencies
Preferred Units	168,809	168,809
Partners’ deficit:
Common units, 117,540,788 and 117,314,783 units issued and outstanding, respectively	(180,711)	(141,051)
Total liabilities, Preferred Units, and partners’ deficit	$2,713,120	$2,745,601
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per unit amounts)

	Three Months Ended March 31,
	2025	2024
Revenues:
Contract operations	$224,975	$218,104
Parts and service	5,094	5,460
Related party	15,165	5,712
Total revenues	245,234	229,276
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	81,618	75,072
Depreciation and amortization	70,393	63,251
Selling, general, and administrative	18,862	22,827
Loss on disposition of assets	1,325	1,254
Impairment of assets	3,645	—
Total costs and expenses	175,843	162,404
Operating income	69,391	66,872
Other income (expense):
Interest expense, net	(47,369)	(46,666)
Loss on extinguishment of debt	—	(4,966)
Gain on derivative instrument	—	8,771
Other	25	34
Total other expense	(47,344)	(42,827)
Net income before income tax expense	22,047	24,045
Income tax expense	1,535	472
Net income	20,512	23,573
Less: distributions on Preferred Units	(4,388)	(4,388)
Net income attributable to common unitholders’ interests	$16,124	$19,185

Weighted average common units outstanding – basic	117,513	102,535

Weighted average common units outstanding – diluted	118,254	103,606

Basic and diluted net income per common unit	$0.14	$0.19

Distributions declared per common unit for respective periods	$0.525	$0.525
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Changes in Partners’ Deficit
(in thousands, except per unit amounts)

Common units
Partners’ deficit ending balance, December 31, 2024	$(141,051)
Vesting of phantom units	5,251
Distributions and DERs, $0.525 per unit	(61,737)
Issuance of common units under the DRIP	62
Unit-based compensation for equity-classified awards	640
Net income attributable to common unitholders’ interests	16,124
Partners’ deficit ending balance, March 31, 2025	$(180,711)

Common units
Partners’ deficit ending balance, December 31, 2023	$(293,285)
Distributions and DERs, $0.525 per unit	(54,098)
Issuance of common units under the DRIP	440
Unit-based compensation for equity-classified awards	78
Exercise and conversion of Preferred Units into common units	38,108
Net income attributable to common unitholders’ interests	19,185
Partners’ deficit ending balance, March 31, 2024	$(289,572)
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$20,512	$23,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,393	63,251
Amortization of debt issuance costs	2,241	1,995
Unit-based compensation expense	3,384	7,769
Deferred income tax expense	85	60
Loss on disposition of assets	1,325	1,254
Loss on extinguishment of debt	—	4,966
Change in fair value of derivative instrument	—	(6,349)
Impairment of assets	3,645	—
Changes in assets and liabilities:
Accounts receivable and related-party receivables, net	(8,253)	(6,257)
Inventories	(12,240)	(30,979)
Prepaid expenses and other current assets	410	8
Other assets	(2,377)	1,100
Accounts payable	4,113	94
Accrued liabilities and deferred revenue	(28,177)	3,792
Other liabilities	(410)	1,640
Net cash provided by operating activities	54,651	65,917
Cash flows from investing activities:
Capital expenditures, net	(18,368)	(98,613)
Proceeds from disposition of property and equipment	259	40
Proceeds from insurance recovery	68	—
Net cash used in investing activities	(18,041)	(98,573)
Cash flows from financing activities:
Proceeds from revolving credit facility	274,476	325,062
Proceeds from issuance of senior notes	—	1,000,000
Repayments of revolving credit facility	(242,002)	(460,770)
Investments in government securities in connection with legal defeasance of the Senior Notes 2026	—	(748,764)
Cash paid related to net settlement of unit-based awards	(2,227)	—
Cash distributions on common units	(62,386)	(54,644)
Cash distributions on Preferred Units	(4,388)	(11,212)
Deferred financing costs	(5)	(16,863)
Other	(90)	(156)
Net cash provided by (used in) financing activities	(36,622)	32,653
Decrease in cash and cash equivalents	(12)	(3)
Cash and cash equivalents, beginning of period	14	11
Cash and cash equivalents, end of period	$2	$8

See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Supplemental cash flow information:
Cash paid for interest, net of capitalized amounts	$75,136	$44,739
Supplemental non-cash transactions:
Non-cash distributions to certain common unitholders (DRIP)	$62	$440
Transfers from inventories to property and equipment, net	11,214	16,010
Changes in capital expenditures included in accounts payable and accrued liabilities	2,724	(4,740)
Changes in financing costs included in accounts payable and accrued liabilities	271	1,486
Exercise and conversion of Preferred Units into common units	—	38,108
Government securities transferred in connection with the legal defeasance of the Senior Notes 2026	—	748,764
Legal defeasance of Senior Notes 2026	—	725,000
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
In the opinion of our management, financial information presented herein reflects all normal recurring adjustments necessary for the fair presentation of these interim unaudited condensed consolidated financial statements in accordance with GAAP. Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with SEC rules and regulations. Therefore, these interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2024, filed on February 11, 2025 (our “2024 Annual Report”).
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
Capitalized interest is calculated by multiplying our monthly effective interest rate on outstanding variable-rate indebtedness by the amount of qualifying costs, which include upfront payments to acquire certain compression units. Capitalized interest was $39 thousand and $35 thousand for the three months ended March 31, 2025 and 2024, respectively.
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
Refer to Note 5 for more detailed information about impairment charges during the three months ended March 31, 2025 and 2024.
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
As of March 31, 2025 and December 31, 2024, our financial instruments primarily consisted of cash and cash equivalents, trade accounts receivable, trade accounts payable, and long-term debt. The book values of cash and cash equivalents, trade accounts receivable, and trade accounts payable are representative of fair value due to their short-term maturities. Our revolving credit facility applies floating interest rates to amounts drawn under the facility; therefore, the carrying amount of our revolving credit facility approximates its fair value.
The fair value of our Senior Notes 2027 and Senior Notes 2029 were estimated using quoted prices in inactive markets and are considered Level 2 measurements. The following table summarizes the aggregate principal amount and fair value of our Senior Notes 2027 and Senior Notes 2029 (in thousands):

	March 31, 2025	December 31, 2024
Senior Notes 2027, aggregate principal	$750,000	$750,000
Fair value of Senior Notes 2027	750,938	750,938
Senior Notes 2029, aggregate principal	1,000,000	1,000,000
Fair value of Senior Notes 2029	1,012,500	1,007,500
Operating Segment
We operate in a single business segment, the compression services business. Refer to Note 14 for more detailed information about our compression services segment.

(3) Trade Accounts Receivable
The allowance for credit losses, which was $1.5 million at both March 31, 2025 and December 31, 2024, represents our best estimate of the amount of probable credit losses included within our existing accounts receivable balance.
(4)  Inventories
Components of inventories are as follows (in thousands):

	March 31, 2025	December 31, 2024
Serialized parts	$65,135	$66,631
Non-serialized parts	69,197	67,270
Total inventories	$134,332	$133,901
(5)  Property and Equipment and Identifiable Intangible Assets
Property and Equipment
Property and equipment consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Compression and treating equipment	$4,151,063	$4,134,544
Automobiles and vehicles	57,811	53,301
Computer equipment	36,470	38,614
Leasehold improvements	10,071	9,807
Buildings	3,935	3,935
Furniture and fixtures	965	963
Land	77	77
Total property and equipment, gross	4,260,392	4,241,241
Less: accumulated depreciation and amortization	(2,022,609)	(1,967,865)
Total property and equipment, net	$2,237,783	$2,273,376
Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Compression and treating equipment, acquired new	25 years
Compression and treating equipment, acquired used	5 - 25 years
Furniture and fixtures	3 - 10 years
Vehicles and computer equipment	1 - 10 years
Buildings	5 years
Leasehold improvements	5 years
Depreciation expense on property and equipment and loss on disposition of assets were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Depreciation expense	$63,048	$55,906
Loss on disposition of assets	1,325	1,254
On a quarterly basis, we evaluate the future deployment of our idle fleet assets under current market conditions.
For the three months ended March 31, 2025, we retired 17 compression units representing approximately 10,200 of aggregate horsepower that previously were used to provide compression services in our business. As a result, we recorded an impairment of compression equipment of $3.6 million for the three months ended March 31, 2025.
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
Identifiable Intangible Assets
Identifiable intangible assets, net consisted of the following (in thousands):

	Customer Relationships	Trade Names	Total
Net balance as of December 31, 2024	$198,534	$17,739	$216,273
Amortization expense	(6,526)	(819)	(7,345)
Net balance as of March 31, 2025	$192,008	$16,920	$208,928
Accumulated amortization of intangible assets was $341.7 million and $334.4 million as of March 31, 2025 and December 31, 2024, respectively.
(6)  Current Liabilities
Components of other current liabilities included the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued interest expense	$9,349	$39,337
Accrued unit-based compensation liability	17,520	22,766
Accrued capital expenditures	7,365	4,641
Accrued payroll and benefits	12,801	10,656
(7) Derivative Instrument
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
We did not apply hedge accounting to our previously outstanding derivative. Our derivative was carried on the unaudited condensed consolidated balance sheets at fair value and was classified as current or long-term depending on the expected timing of settlement, and gains and losses associated with the derivative instrument were recognized currently in gain on derivative instrument within the unaudited condensed consolidated statements of operations. Cash flows related to cash settlements for the periods presented were classified as operating activities within the unaudited condensed consolidated statements of cash flows.
The following table summarizes the location and amounts recognized related to our derivative instrument within our unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
Income Statement Classification	2025	2024
Gain on derivative instrument	$—	$8,771

(8)  Debt Obligations
Our debt obligations, of which there is no current portion, consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Senior Notes 2027, aggregate principal	$750,000	$750,000
Senior Notes 2029, aggregate principal	1,000,000	1,000,000
Less: deferred financing costs, net of amortization	(18,419)	(19,535)
Total senior notes, net	1,731,581	1,730,465
Revolving credit facility	804,566	772,092
Total long-term debt, net	$2,536,147	$2,502,557
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
As of March 31, 2025, we had outstanding borrowings under the Credit Agreement of $804.6 million and, after accounting for outstanding letters of credit in the amount of $0.8 million, $794.6 million of remaining unused availability, of which, due to restrictions related to compliance with the applicable financial covenants, $739.8 million was available to be drawn. Our weighted-average interest rate in effect for all borrowings under the Credit Agreement for the three months ended March 31, 2025, was 6.97%, and our weighted-average interest rate under the Credit Agreement as of March 31, 2025, was 6.96%. We pay an annualized commitment fee of 0.375% on the unused portion of the aggregate commitment.
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
As of March 31, 2025, we were in compliance with all of our covenants under the Credit Agreement. For purposes of the above covenants, EBITDA is calculated as set forth in the Credit Agreement.
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

Senior Notes 2029
On March 18, 2024, the Partnership and Finance Corp co-issued the Senior Notes 2029, a $1.0 billion aggregate principal amount of senior notes that will mature on March 15, 2029. The Senior Notes 2029 accrue interest from March 18, 2024 at the rate of 7.125% per year. Interest on the Senior Notes 2029 is payable semi-annually in arrears on each of March 15 and September 15.
The indenture governing the Senior Notes 2029 (the “2029 Indenture”) contains certain financial covenants that we must comply with in order to make certain restricted payments as described in the 2029 Indenture. As of March 31, 2025, we were in compliance with such financial covenants under the 2029 Indenture.
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
The indenture governing the Senior Notes 2027 (the “2027 Indenture”) contains certain financial covenants that we must comply with in order to make certain restricted payments as described in the 2027 Indenture. As of March 31, 2025, we were in compliance with such financial covenants under the 2027 Indenture.
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
The change in Preferred Units outstanding was as follows:

Preferred Units Outstanding
Number of Preferred Units outstanding, December 31, 2024	180,000
Number of Preferred Units outstanding, March 31, 2025	180,000

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
Cash Distributions
We have declared and paid per-unit quarterly cash distributions to the holders of the Preferred Units of record as follows:

Payment Date	Distribution per Preferred Unit
February 2, 2024	$24.375
May 3, 2024	24.375
August 2, 2024	24.375
November 1, 2024	24.375
Total 2024 distributions	$97.50

February 7, 2025	$24.375
Announced Quarterly Distribution
On April 17, 2025, we declared a cash distribution of $24.375 per unit on our Preferred Units. The distribution will be paid on May 9, 2025, to the holders of the Preferred Units of record as of the close of business on April 28, 2025.
Changes in the Preferred Units’ balance are as follows (in thousands):

Preferred Units
Balance as of December 31, 2024	$168,809
Cash distributions on Preferred Units	(4,388)
Net income allocated to Preferred Units	4,388
Balance as of March 31, 2025	$168,809
(10) Partners’ Deficit
Common Units
The change in common units outstanding were as follows:

Common Units Outstanding
Number of common units outstanding, December 31, 2024	117,314,783
Vesting of phantom units	223,761
Issuance of common units under the DRIP	2,244
Number of common units outstanding, March 31, 2025	117,540,788
As of March 31, 2025, Energy Transfer held 46,056,228 common units, including 8,000,000 common units held by the General Partner and controlled by Energy Transfer.

Cash Distributions
We have declared and paid per-unit quarterly distributions to our limited partner unitholders of record, including holders of our common and phantom units, as follows (dollars in millions, except distribution per unit):

Payment Date	Distribution per Limited Partner Unit	Amount Paid to Common Unitholders	Amount Paid to Phantom Unitholders	Total Distribution
February 2, 2024	$0.525	$54.1	$1.0	$55.1
May 3, 2024	0.525	61.4	1.0	62.4
August 2, 2024	0.525	61.4	1.0	62.4
November 1, 2024	0.525	61.5	1.0	62.5
Total 2024 distributions	$2.10	$238.4	$4.0	$242.4

February 7, 2025	$0.525	$61.7	$0.7	$62.4
Announced Quarterly Distribution
On April 17, 2025, we announced a cash distribution of $0.525 per unit on our common units. The distribution will be paid on May 9, 2025, to common unitholders of record as of the close of business on April 28, 2025.
DRIP
During the three months ended March 31, 2025, distributions of $0.1 million were reinvested under the DRIP resulting in the issuance of 2,244 common units.
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
Diluted income per unit is computed using the treasury stock method, which considers the potential issuance of limited partner units associated with our long-term incentive plan. Unvested phantom and restricted units are not included in basic income per unit, as they are not considered to be participating securities, but are included in the calculation of diluted income per unit to the extent they are dilutive.
For the three months ended March 31, 2025, approximately 741,000 incremental unvested phantom and restricted units represent the difference between our basic and diluted weighted-average common units outstanding.
For the three months ended March 31, 2024, approximately 1,071,000 incremental unvested phantom units represent the difference between our basic and diluted weighted-average common units outstanding.
(11) Revenue Recognition
Disaggregation of Revenue
The following table disaggregates our revenue by type of service (in thousands):

	Three Months Ended March 31,
	2025	2024
Contract operations revenue	$239,667	$223,780
Retail parts and services revenue	5,567	5,496
Total revenues	$245,234	$229,276

The following table disaggregates our revenue by timing of provision of services or transfer of goods (in thousands):

	Three Months Ended March 31,
	2025	2024
Services provided over time:
Primary term	$194,533	$190,433
Month-to-month	45,134	33,347
Total services provided over time	239,667	223,780
Services provided or goods transferred at a point in time	5,567	5,496
Total revenues	$245,234	$229,276
Deferred Revenue
We record deferred revenue when cash payments are received or due in advance of our performance. Components of deferred revenue were as follows (in thousands):

	Balance sheet location	March 31, 2025	December 31, 2024
Current (1)	Deferred revenue	$63,790	$63,900
Noncurrent	Other liabilities	6,075	6,616
Total		$69,865	$70,516
________________________________
(1)We recognized $60.7 million of revenue during the three months ended March 31, 2025 related to our deferred revenue balance as of December 31, 2024.
Performance Obligations
As of March 31, 2025, the aggregate amount of transaction price allocated to unsatisfied performance obligations related to our contract operations revenue was $1.2 billion. We expect to recognize these remaining performance obligations as follows (in thousands):

	2025 (remainder)	2026	2027	2028	Thereafter	Total
Remaining performance obligations	$473,478	$396,154	$212,149	$82,367	$19,463	$1,183,611
(12) Transactions with Related Parties
We provide natural gas compression and treating services to entities affiliated with Energy Transfer, which as of March 31, 2025, owned approximately 39% of our limited partner interests and 100% of the General Partner.
Transactions with related parties from those entities affiliated with Energy Transfer on our unaudited condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Related-party revenues	$15,165	$5,712
Additionally, under our partnership agreement, our General Partner does not receive a management fee or other compensation for its role as our general partner. However, our General Partner is reimbursed for expenses incurred on our behalf. These expenses include costs allocable to us under the shared services model with Energy Transfer, as well as all other expenses necessary or appropriate to the conduct of our business that are allocable to us, as provided for in our partnership agreement. There is no cap on the amount that may be paid or reimbursed to our General Partner.
For the three months ended March 31, 2025, we recognized shared service costs of $0.3 million within selling, general, and administrative expense and capitalized shared service costs of $0.5 million to other assets related to cloud computing arrangement ERP implementation costs.

During the three months ended March 31, 2025, we recognized a $0.6 million loss on disposition of assets related to the exchange of compression units with an entity affiliated with Energy Transfer.
Balances on our unaudited condensed consolidated balance sheets with those entities affiliated with Energy Transfer were as follows:
•Related-party receivables of $2.1 million and $0.6 million as of March 31, 2025 and December 31, 2024, respectively.
•Related-party payables of $4.2 million and $0.1 million as of March 31, 2025 and December 31, 2024, respectively.
We have binding commitments under purchase orders for new compression units ordered but not received with an entity affiliated with Energy Transfer. The commitments as of March 31, 2025, were $44.7 million.
(13) Commitments and Contingencies
(a)Major Customers
One customer accounted for approximately 11% and 13% of total revenues for the three months ended March 31, 2025 and 2024, respectively.
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
Our U.S. federal income tax returns for the years 2019 and 2020 currently are under examination by the Internal Revenue Service (“IRS”). The IRS has issued preliminary partnership examination changes, resulting in imputed underpayment computations of approximately $28.8 million, including interest, for the 2019 and 2020 tax years. Under the Bipartisan Budget Act of 2015, there are several procedural steps to complete before a final imputed underpayment, if any, is determined. Based on discussions with the IRS, we recognized a charge of $1.0 million, which we believe is a reasonable estimate of the potential loss from the aggregate final imputed underpayment for the years 2019 and 2020. This $1.0 million estimated amount was recognized within income tax expense for the three months ended March 31, 2025. However, the final partnership imputed underpayment, if any, has not been determined. Once determined, our General Partner may elect to either pay the imputed underpayment, if any, (including any applicable penalties and interest) directly to the IRS or, if eligible, issue a revised information statement to each unitholder, and former unitholder, with respect to an audited and adjusted return.
(d)Equipment Purchase Commitments
Our future capital commitments are comprised of binding commitments under purchase orders for new compression units ordered but not received. The commitments as of March 31, 2025, were $44.7 million, all of which is expected to be settled within the next 12 months.
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

(14) Reportable Segments
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
The CODM assesses segment performance and allocates resources based on consolidated net income, a U.S. GAAP measure, and Adjusted EBITDA, a non-GAAP measure. Although we use Adjusted EBITDA to assess segment performance and allocate resources, our primary measure is consolidated net income. All expense categories on the Consolidated Statements of Operations are significant and there are no other significant segment expenses that would require disclosure. The CODM uses consolidated net income to assess operating performance as compared to historical results, budget and forecast amounts, expected return on capital investment, and our competitors. The CODM uses this information to allocate future operating and capital expenditures. The measure of segment assets is reported on the balance sheet as total consolidated assets.
(15) Recent Accounting Pronouncements
In November 2024, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 requires disclosure of specified information about certain costs and expenses in the notes to the consolidated financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 is to be applied on a prospective basis, with retrospective application permitted. We are currently evaluating the impact of ASU 2024-03 on our consolidated financial statements and related disclosures.
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
Known material factors that could cause our actual results to differ from those represented within these forward-looking statements are described in Part I, Item 1A “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2024, filed on February 11, 2025 (our “2024 Annual Report”), as well as our subsequent filings with the SEC, and those described in Part II, Item 1A “Risk Factors” and elsewhere in this report. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:
•changes in economic conditions of the crude oil and natural gas industries, including any impact from the ongoing military conflict involving Russia and Ukraine or the conflict in the Middle East;
•changes in general economic conditions, including inflation, supply chain disruptions, or tariff impacts;
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

	Three Months Ended March 31,		Increase
	2025	2024	(Decrease)
Fleet horsepower (at period end) (1)	3,859,920	3,833,715	0.7%
Total available horsepower (at period end) (2)	3,885,560	3,858,500	0.7%
Revenue-generating horsepower (at period end) (3)	3,559,624	3,497,457	1.8%
Average revenue-generating horsepower (4)	3,557,164	3,473,007	2.4%
Average revenue per revenue-generating horsepower per month (5)	$21.06	$19.96	5.5%
Revenue-generating compression units (at period end)	4,213	4,249	(0.8)%
Average horsepower per revenue-generating compression unit (6)	841	819	2.7%
Horsepower utilization (7):
At period end	94.4%	94.8%	(0.4)%
Average for the period (8)	94.4%	94.8%	(0.4)%
________________________________
(1)Fleet horsepower is horsepower for compression units that have been delivered to us and excludes 13,210 and 21,690 of non-marketable horsepower as of March 31, 2025 and 2024, respectively. As of March 31, 2025, we had 39,800 large horsepower on order for delivery, all of which is expected to be delivered within the next 12 months.
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
(7)Horsepower utilization is calculated as (i) the sum of (a) revenue-generating horsepower, (b) horsepower in our fleet that is under contract but is not yet generating revenue, and (c) horsepower not yet in our fleet that is under contract but not yet generating revenue and that is expected to be delivered, divided by (ii) total available horsepower less idle horsepower that is under repair. Horsepower utilization based on revenue-generating horsepower and fleet horsepower as of March 31, 2025 and 2024, was 92.2% and 91.2%, respectively.
(8)Calculated as the average utilization for the months in the period based on utilization at the end of each month in the period. Average horsepower utilization based on revenue-generating horsepower and fleet horsepower for the three months ended March 31, 2025 and 2024, was 91.9% and 91.0%, respectively.
The increases in revenue-generating horsepower and horsepower utilization based on revenue-generating horsepower and fleet horsepower as of and for the three months ended March 31, 2025, compared to March 31, 2024, primarily were driven by the addition and deployment of new, and redeployment of existing, large-horsepower compression units due to increased demand for our services commensurate with an overall increase in crude oil and natural gas production in the onshore U.S.
The 5.5% increase in average revenue per revenue-generating horsepower per month for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily was due to higher market-based rates on newly deployed and redeployed compression units, and CPI-based and other market-based price increases on existing customer contracts that occur as market conditions permit.
The 2.7% increase in average horsepower per revenue-generating compression unit for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily was due to an increase in large-horsepower compression units deployed.

Horsepower utilization decreased to 94.4% as of March 31, 2025, compared to 94.8% as of March 31, 2024. The decrease was primarily due to a decrease in horsepower that is on-contract but not yet active or pending-contract, partially offset by an increase in revenue-generating horsepower. The above-stated factors also drove the decrease in average horsepower utilization for the three months ended March 31, 2025, compared to the three months ended March 31, 2024.
Financial Results of Operations
Three months ended March 31, 2025, compared to the three months ended March 31, 2024
The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Three Months Ended March 31,		Increase
	2025	2024	(Decrease)
Revenues:
Contract operations	$224,975	$218,104	3.2%
Parts and service	5,094	5,460	(6.7)%
Related party	15,165	5,712	165.5%
Total revenues	245,234	229,276	7.0%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	81,618	75,072	8.7%
Depreciation and amortization	70,393	63,251	11.3%
Selling, general, and administrative	18,862	22,827	(17.4)%
Loss on disposition of assets	1,325	1,254	*
Impairment of assets	3,645	—	*
Total costs and expenses	175,843	162,404	8.3%
Operating income	69,391	66,872	3.8%
Other income (expense):
Interest expense, net	(47,369)	(46,666)	1.5%
Loss on extinguishment of debt	—	(4,966)	*
Gain on derivative instrument	—	8,771	*
Other	25	34	(26.5)%
Total other expense	(47,344)	(42,827)	10.5%
Net income before income tax expense	22,047	24,045	(8.3)%
Income tax expense	1,535	472	225.2%
Net income	$20,512	$23,573	(13.0)%
________________________________
*Not meaningful
Contract operations revenue. The $6.9 million increase in contract operations revenue for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily was due to (i) a 5.5% increase in average revenue per revenue-generating horsepower per month, as a result of higher market-based rates on newly deployed and redeployed compression units, and CPI-based and other market-based price increases on existing customer contracts that occur as market conditions permit and (ii) a 2.4% increase in average revenue-generating horsepower as a result of increased demand for our services, commensurate with an overall increase in crude oil and natural gas production in the onshore U.S., partially offset by (iii) an $8.0 million decrease in contract operations revenue from existing customers acquired by Energy Transfer since the previous period that are now classified as related-party revenue in the current period and (iv) a $2.7 million decrease in revenue attributable to natural gas treating services.
Average revenue per revenue-generating horsepower per month associated with our compression services provided on a month-to-month basis did not differ significantly from the average revenue per revenue-generating horsepower per month associated with our compression services provided under contracts in their primary term during the period.
Parts and service revenue. The $0.4 million decrease in parts and service revenue for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily was due to a decrease in maintenance work performed on units at customer locations that are outside the scope of our core maintenance activities and that are offered as a convenience, and in directly reimbursable freight and crane charges that are the financial responsibility of the customers. Demand for retail parts and services fluctuates from period to period based on varying customer needs.
Related-party revenue. Related-party revenue was earned through related-party transactions that occur in the ordinary course of business with various affiliated entities of Energy Transfer. The $9.5 million increase in related-party revenue for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily was due to revenue recognized from existing customers acquired by Energy Transfer since the previous period that are now classified as related-party revenue in the current period.
Cost of operations, exclusive of depreciation and amortization. The $6.5 million increase in cost of operations, exclusive of depreciation and amortization, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily was due to (i) a $3.2 million increase in direct labor costs due to increased headcount associated with increased revenue-generating horsepower and higher employee costs, (ii) a $2.5 million increase in direct expenses, primarily driven by increased spending on parts resulting from higher costs and increased usage associated with increased revenue-generating horsepower, and (iii) a $0.6 million increase in retail parts and service expenses.
Depreciation and amortization expense. The $7.1 million increase in depreciation and amortization expense for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily was due to overhauls and major improvements to compression units.
Selling, general, and administrative expense. The $4.0 million decrease in selling, general, and administrative expense for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily was due to (i) a $4.2 million decrease in unit-based compensation expense, primarily attributable to mark-to-market changes to our unit-based compensation liability that occurred as a result of changes to our per-unit trading price as of March 31, 2025 and (ii) a $1.2 million decrease in professional fees primarily driven by a decrease in expenses related to our initiative to improve business performance, partially offset by (iii) a $1.4 million increase in severance charges and other employee costs primarily related to the departure of certain executives as well as retention and relocation payments related to the shared services integration during the current period and (iv) a $0.7 million increase in insurance and other administrative expenses.
Impairment of assets. The $3.6 million impairment of assets for the three months ended March 31, 2025 primarily resulted from our evaluation of the future deployment of our idle fleet under current market conditions. The primary circumstances supporting this impairment were: (i) unmarketability of certain compression units into the foreseeable future, (ii) excessive maintenance costs associated with certain fleet assets, and (iii) prohibitive retrofitting costs that likely would prevent certain compression units from securing customer acceptance. These compression units were written down to their estimated salvage values, if any.
As a result of our evaluation during the three months ended March 31, 2025, we retired 17 compression units representing approximately 10,200 of aggregate horsepower that previously were used to provide compression services in our business.
No impairment of assets was recorded for the three months ended March 31, 2024.
Interest expense, net. The $0.7 million increase in interest expense, net for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily was due to increased aggregate borrowings, partially offset by lower weighted-average interest rates under the Credit Agreement.
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
Gain on derivative instrument. The $8.8 million gain on derivative instrument for the three months ended March 31, 2024, resulted from the change in fair value of the interest-rate swap due to changes in the interest-rate forward curve and cash received during the period. This interest-rate swap was terminated in August 2024; see Note 7 to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this report for additional information on this interest-rate swap and termination.
Income tax expense. The $1.1 million increase in income tax expense for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily was related to a charge of $1.0 million which we believe is a reasonable estimate of the potential loss from the aggregate final imputed underpayment for the years 2019 and 2020 with the

Internal Revenue Service. For additional information regarding this charge, see Note 13 to our unaudited condensed consolidated financial statements under Part I, Item 1 “Financial Statements” of this report.
Other Financial Data
The following table summarizes other financial data for the periods presented (dollars in thousands):

Other Financial Data: (1)	Three Months Ended March 31,				Increase
	2025		2024		(Decrease)
Gross margin	$93,223		$90,953		2.5%
Adjusted gross margin	$163,616		$154,204		6.1%
Adjusted gross margin percentage (2)	66.7%		67.3%		(0.6)%
Adjusted EBITDA	$149,514		$139,395		7.3%
Adjusted EBITDA percentage (2)	61.0%		60.8%		0.2%
DCF	$88,695		$86,589		2.4%
DCF Coverage Ratio	1.44	x	1.41	x	2.1%
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
Gross margin. The $2.3 million increase in gross margin for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was due to (i) a $16.0 million increase in revenues, offset by (ii) a $6.5 million increase in cost of operations, exclusive of depreciation and amortization, and (iii) a $7.1 million increase in depreciation and amortization.
Adjusted gross margin. The $9.4 million increase in Adjusted gross margin for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was due to a $16.0 million increase in revenues, offset by a $6.5 million increase in cost of operations, exclusive of depreciation and amortization.
Adjusted EBITDA. The $10.1 million increase in Adjusted EBITDA for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily was due to (i) a $9.4 million increase in Adjusted gross margin and a $0.8 million decrease in selling, general, and administrative expenses, excluding unit-based compensation expense, transaction expenses, and severance charges and other employee costs.
DCF. The $2.1 million increase in DCF for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily was due to (i) a $9.4 million increase in Adjusted gross margin and (ii) a $0.8 million decrease in selling, general, and administrative expenses, excluding unit-based compensation expense, transaction expenses, and severance charges and other employee costs, partially offset by (iii) a $5.1 million increase in maintenance capital expenditures, (iv) a $2.4 million decrease in cash received on derivative instrument, and (v) a $0.5 million increase in cash interest expense, net.
DCF Coverage Ratio. The increase in DCF Coverage Ratio for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was due to the increase in DCF for the period, partially offset by increased distributions due to an increase in the number of common units.
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
We classify capital expenditures as maintenance or expansion on an individual-asset basis. Over the long term, we expect that our maintenance capital expenditure requirements will continue to increase as the overall size and age of our fleet increases. Our aggregate maintenance capital expenditures for the three months ended March 31, 2025 and 2024, were $10.9 million and $5.8 million, respectively. We currently plan to spend between $38.0 million and $42.0 million in maintenance capital expenditures for the year 2025, including parts consumed from inventory.
Without giving effect to any equipment that we may acquire pursuant to any future acquisitions, we currently plan to spend between $120.0 million and $140.0 million in expansion capital expenditures for the year 2025. Our expansion capital expenditures for the three months ended March 31, 2025 and 2024, were $22.2 million and $104.8 million, respectively.
As of March 31, 2025, we had binding commitments to purchase $44.7 million worth of additional compression units and serialized parts, all of which is expected to be settled within the next 12 months.
Cash Flows
The following table summarizes our sources and uses of cash for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$54,651	$65,917
Net cash used in investing activities	(18,041)	(98,573)
Net cash provided by (used in) financing activities	(36,622)	32,653
Net cash provided by operating activities. The $11.3 million decrease in net cash provided by operating activities for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily was due to (i) a $32.0 million decrease in accrued liabilities, driven by the timing of interest payments on our senior notes and the Defeasance of the Senior Notes 2026 in the prior period, partially offset by (ii) an $18.7 million decrease in inventory purchases and (iii) an increase in cash flows from a $9.4 million increase in Adjusted gross margin.
Net cash used in investing activities. The $80.5 million decrease in net cash used in investing activities for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily due to an $80.2 million decrease in capital expenditures, for purchases of new compression units, overhauls and major improvements, and purchases of other equipment.
Net cash used in financing activities. The $69.3 million increase in net cash used in financing activities for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily was due to (i) a $1.0 billion decrease in proceeds from the issuance of the Senior Notes 2029 and (ii) a $7.7 million increase in common unit distributions, partially offset by (iii) a $748.8 million decrease in investments in government securities purchased in connection with the Defeasance of the Senior Notes 2026, (iv) a $168.2 million increase in net borrowings under the Credit Agreement, (v) a $16.9 million decrease in deferred financing costs driven by the issuance of the Senior Notes 2029 in the prior period, and (vi) a $6.8 million decrease in Preferred Unit distributions.

Revolving Credit Facility
As of March 31, 2025, we had outstanding borrowings under the Credit Agreement of $804.6 million and, after accounting for outstanding letters of credit in the amount of $0.8 million, $794.6 million of remaining unused availability, of which, due to restrictions related to compliance with the applicable financial covenants, $739.8 million was available to be drawn. As of March 31, 2025, we were in compliance with all of our covenants under the Credit Agreement.
As of May 1, 2025, we had outstanding borrowings under the Credit Agreement of $774.9 million and outstanding letters of credit of $0.8 million.
For a more detailed description of the Credit Agreement, see Note 8 to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this report and Note 10 to the consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” included in our 2024 Annual Report.
Senior Notes
As of March 31, 2025, we had $750.0 million and $1.0 billion aggregate principal amount outstanding on our Senior Notes 2027 and Senior Notes 2029, respectively.
The Senior Notes 2027 are due on September 1, 2027, and accrue interest at the rate of 6.875% per year. Interest on the Senior Notes 2027 is payable semi-annually in arrears on each of March 1 and September 1.
The Senior Notes 2029 are due on March 15, 2029, and accrue interest at the rate of 7.125% per year. Interest on the Senior Notes 2029 is payable semi-annually in arrears on each of March 15 and September 15.
For more detailed descriptions of the Senior Notes 2027 and Senior Notes 2029, see Note 8 to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this report and Note 10 to the consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” included in our 2024 Annual Report.
DRIP
During the three months ended March 31, 2025, distributions of $0.1 million were reinvested under the DRIP resulting in the issuance of 2,244 common units. Such distributions are treated as non-cash transactions in the accompanying unaudited condensed consolidated statements of cash flows included under Part I, Item 1 “Financial Statements” of this report.
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

The following table reconciles Adjusted gross margin to gross margin, its most directly comparable GAAP financial measure, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Total revenues	$245,234	$229,276
Cost of operations, exclusive of depreciation and amortization	(81,618)	(75,072)
Depreciation and amortization	(70,393)	(63,251)
Gross margin	$93,223	$90,953
Depreciation and amortization	70,393	63,251
Adjusted gross margin	$163,616	$154,204
Adjusted EBITDA
We define EBITDA as net income (loss) before net interest expense, depreciation and amortization expense, and income tax expense (benefit). We define Adjusted EBITDA as EBITDA plus impairment of assets, impairment of goodwill, interest income on capital leases, unit-based compensation expense (benefit), severance charges and other employee costs, certain transaction expenses, loss (gain) on disposition of assets, loss on extinguishment of debt, loss (gain) on derivative instrument, and other. We view Adjusted EBITDA as one of management’s primary tools for evaluating our results of operations, and we track this item on a monthly basis as an absolute amount and as a percentage of revenue compared to the prior month, year-to-date, prior year, and budget. Adjusted EBITDA is used as a supplemental financial measure by our management and external users of our financial statements, such as investors and commercial banks, to assess:
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

The following table reconciles Adjusted EBITDA to net income and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Net income	$20,512	$23,573
Interest expense, net	47,369	46,666
Depreciation and amortization	70,393	63,251
Income tax expense	1,535	472
EBITDA	$139,809	$133,962
Unit-based compensation expense (1)	3,384	7,769
Transaction expenses (2)	—	108
Severance charges and other employee costs (3)	1,351	107
Loss on disposition of assets	1,325	1,254
Loss on extinguishment of debt (4)	—	4,966
Gain on derivative instrument	—	(8,771)
Impairment of assets (5)	3,645	—
Adjusted EBITDA	$149,514	$139,395
Interest expense, net	(47,369)	(46,666)
Non-cash interest expense	2,241	1,995
Income tax expense	(1,535)	(472)
Transaction expenses	—	(108)
Severance charges and other employee costs	(1,351)	(107)
Cash received on derivative instrument	—	2,422
Other	85	60
Changes in operating assets and liabilities	(46,934)	(30,602)
Net cash provided by operating activities	$54,651	$65,917
________________________________
(1)For the three months ended March 31, 2025 and 2024, unit-based compensation expense included $0.7 million and $1.0 million, respectively, of cash payments related to quarterly payments of DERs on outstanding phantom unit awards. For the three months ended March 31, 2025, unit-based compensation included $2.2 million related to the cash portion of the settlement of phantom unit awards upon vesting. The remainder of unit-based compensation expense for all periods was related to non-cash adjustments to the unit-based compensation liability and other non-cash unit-based compensation expense.
(2)Represents certain expenses related to potential and completed transactions and other items. We believe it is useful to investors to exclude these expenses.
(3)Severance charges and other employee costs includes (i) severance payments to former employees of the Partnership, (ii) retention payments to employees of the Partnership that have executed agreements to maintain operations during the shared services integration but do not intend to remain employed with the Partnership after their retention period, and (iii) relocation payments to employees of the Partnership for relocation resulting from the shared services integration and the change in location of the Partnership’s headquarters to Dallas, Texas. These retention payments are incremental to the affected employees’ base pay. For the three months ended March 31, 2025, severance charges and other employee costs included $0.4 million and $0.1 million related to retention payments and relocation payments, respectively.
(4)This loss on extinguishment of debt is a result of the Defeasance of the Senior Notes 2026. This amount represents the write-off of deferred financing costs of $4.3 million and the difference between (i) the purchase price of U.S. government securities of $748.8 million and (ii) the aggregate outstanding principal balance and accrued interest of the Senior Notes 2026 of $748.1 million at the time of the Defeasance.
(5)Represents non-cash charges incurred to decrease the carrying value of long-lived assets with recorded values that are not expected to be recovered through future cash flows.

Distributable Cash Flow
We define DCF as net income (loss) plus non-cash interest expense, non-cash income tax expense (benefit), depreciation and amortization expense, unit-based compensation expense (benefit), impairment of assets, impairment of goodwill, certain transaction expenses, severance charges and other employee costs, loss (gain) on disposition of assets, loss on extinguishment of debt, change in fair value of derivative instrument, proceeds from insurance recovery, and other, less distributions on Preferred Units and maintenance capital expenditures.
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

The following table reconciles DCF to net income and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Net income	$20,512	$23,573
Non-cash interest expense	2,241	1,995
Depreciation and amortization	70,393	63,251
Non-cash income tax expense	85	60
Unit-based compensation expense (1)	3,384	7,769
Transaction expenses (2)	—	108
Severance charges and other employee costs (3)	1,351	107
Other (4)	1,000	—
Loss on disposition of assets	1,325	1,254
Loss on extinguishment of debt (5)	—	4,966
Change in fair value of derivative instrument	—	(6,349)
Impairment of assets (6)	3,645	—
Distributions on Preferred Units	(4,388)	(4,388)
Maintenance capital expenditures (7)	(10,853)	(5,757)
DCF	$88,695	$86,589
Maintenance capital expenditures	10,853	5,757
Transaction expenses	—	(108)
Severance charges and other employee costs	(1,351)	(107)
Distributions on Preferred Units	4,388	4,388
Other	(1,000)	—
Changes in operating assets and liabilities	(46,934)	(30,602)
Net cash provided by operating activities	$54,651	$65,917
________________________________
(1)For the three months ended March 31, 2025 and 2024, unit-based compensation expense included $0.7 million and $1.0 million, respectively, of cash payments related to quarterly payments of DERs on outstanding phantom unit awards. For the three months ended March 31, 2025, unit-based compensation included $2.2 million related to the cash portion of the settlement of phantom unit awards upon vesting. The remainder of unit-based compensation expense for all periods was related to non-cash adjustments to the unit-based compensation liability and other non-cash unit-based compensation expense.
(2)Represents certain expenses related to potential and completed transactions and other items. We believe it is useful to investors to exclude these expenses.
(3)Severance charges and other employee costs includes (i) severance payments to former employees of the Partnership, (ii) retention payments to employees of the Partnership that have executed agreements to maintain operations during the shared services integration but do not intend to remain employed with the Partnership after their retention period, and (iii) relocation payments to employees of the Partnership for relocation resulting from the shared services integration and the change in location of the Partnership’s headquarters to Dallas, Texas. These retention payments are incremental to the affected employees’ base pay. For the three months ended March 31, 2025, severance charges and other employee costs included $0.4 million and $0.1 million related to retention payments and relocation payments, respectively.
(4)Represents cash income tax expense accrued for the three months ended March 31, 2025, which we believe is a reasonable estimate of the potential loss from the aggregate final imputed underpayment for the federal tax years 2019 and 2020.
(5)This loss on extinguishment of debt is a result of the Defeasance of the Senior Notes 2026. This amount represents the write-off of deferred financing costs of $4.3 million and the difference between (i) the purchase price of U.S. government securities of $748.8 million and (ii) the aggregate outstanding principal balance and accrued interest of the Senior Notes 2026 of $748.1 million at the time of the Defeasance.
(6)Represents non-cash charges incurred to decrease the carrying value of long-lived assets with recorded values that are not expected to be recovered through future cash flows.

(7)Reflects actual maintenance capital expenditures for the period presented. Maintenance capital expenditures are capital expenditures made to maintain the operating capacity of our assets and extend their useful lives, replace partially or fully depreciated assets, or other capital expenditures that are incurred in maintaining our existing business and related cash flow.
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
The following table summarizes our DCF Coverage Ratio for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2025		2024
DCF	$88,695		$86,589

Distributions for DCF Coverage Ratio (1)	$61,731		$61,422

DCF Coverage Ratio	1.44	x	1.41	x
________________________________
(1)Represents distributions to the holders of our common units as of the record date.
Critical Accounting Estimates
The Partnership’s critical accounting estimates are described in Part II, Item 7 “Critical Accounting Estimates” of our 2024 Annual Report. There have been no material changes to our critical accounting estimates since the date of our 2024 Annual Report.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to any natural gas or crude oil in connection with our rendered services, and accordingly, we do not bear direct exposure to fluctuating commodity prices. However, the demand for our compression services depends on the continued demand for, and production of, natural gas and crude oil. Sustained low natural gas or crude oil prices over the long term could result in a decline in the production of natural gas or crude oil, which could result in reduced demand for our compression services. We do not intend to hedge our indirect exposure to fluctuating commodity prices. A one percent decrease in average revenue-generating horsepower during the three months ended March 31, 2025 would result in an annual decrease of approximately $9.0 million and $6.0 million in our revenue and Adjusted gross margin, respectively. Adjusted gross margin is a non-GAAP financial measure. For a reconciliation of Adjusted gross margin to gross margin, its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” of this report.
Interest Rate Risk
We are exposed to market risk due to variable interest rates under the Credit Agreement.
As of March 31, 2025, we had $804.6 million of variable-rate indebtedness outstanding at a weighted-average interest rate of 6.96%. Based on our March 31, 2025 variable-rate indebtedness outstanding, a one percent increase or decrease, respectively, in the effective interest rate would result in an annual increase or decrease, respectively, in our interest expense of approximately $8.0 million.
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

ITEM 4.    Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025, at the reasonable assurance level.
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
ITEM 1A.    Risk Factors
Security holders and potential investors in our securities should carefully consider the risk factors set forth in Part I, Item 1A “Risk Factors” of our 2024 Annual Report, and in subsequent filings we make with the SEC. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf. Except as set forth below, there have been no material changes to the risk factors disclosed in our 2024 Annual Report.
Changes in U.S. trade policy and the impact of tariffs, including any resulting market volatility, may have a material adverse effect on our business and results of operations.
Our business and results of operations may be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments. For example, on March 12, 2025, the U.S. government imposed a 25% tariff on steel imports, and on April 2, 2025, the U.S. government announced a 10% tariff on product imports from almost all foreign countries and individualized higher tariffs on certain other countries. Several tariff announcements have been followed by announcements of limited exemptions and temporary pauses. These actions have caused uncertainty and volatility in financial markets and may result in retaliatory measures on U.S. goods. Steel is a necessary component to build our compression units, and we require various other materials and equipment to operate and maintain our compression units. Any imposition of or increase in tariffs on imports of steel or other materials or equipment utilized in our business, as well as corresponding price increases for such materials available domestically, could increase the costs to purchase new compression units and to maintain our operations. We may not be able to fully pass along the cost increases to our customers, which could materially and adversely affect our business and results of operations.
Additionally, our customers may be also affected by tariffs and the resulting volatility in pricing and demand, which could in turn affect demand for our services. Similarly, declines in consumer confidence and/or consumer spending, changes in unemployment, significant inflationary or deflationary changes or disruptive regulatory or geopolitical events could contribute to increased volatility and diminished expectations for the economy, including the market for our services, and lead to demand or cost pressures that could negatively and adversely impact our business. Volatility in the capital markets could also limit our ability to access capital on favorable terms, which could have an adverse impact on our ability to grow our business.
The nature of these types of risks, which are often unpredictable, makes them difficult to plan for, or otherwise mitigate, and they are generally uninsurable—which compounds their potential impact on our business and results of operations.

ITEM 6.    Exhibits
The following documents are filed, furnished, or incorporated by reference as part of this report:

Exhibit Number	Description
3.1
Certificate of Limited Partnership of USA Compression Partners, LP (incorporated by reference to Exhibit 3.1 to Amendment No. 3 of the Partnership’s registration statement on Form S-1 (Registration No. 333-174803) filed on December 21, 2011)

3.2
Second Amended and Restated Agreement of Limited Partnership of USA Compression Partners, LP (incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on April 6, 2018)

10.1†
Restrictive Covenant and Separation Agreement and Full Release of Claims dated January 1, 2025 between USA Compression GP, LLC and Eric D. Long (incorporated by reference to Exhibit 10.6 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-35779) filed on February 11, 2025)

10.2†
Consulting Agreement dated January 1, 2025 between USA Compression GP, LLC and Eric D. Long (incorporated by reference to Exhibit 10.7 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-35779) filed on February 11, 2025)

10.3†*	Restrictive Covenant and Separation Agreement and Full Release of Claims dated March 3, 2025 between USA Compression GP, LLC and G. Tracy Owens
10.4†*	USA Compression Partners, LP Second Amended and Restated Annual Cash Incentive Plan
22.1	List of Subsidiary Guarantors and Co-Issuer (incorporated by reference to Exhibit 22.1 to the Partnership's Quarterly Report on Form 10-Q (File No. 001-35779) filed on May 7, 2024)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*
The following materials from USA Compression Partners, LP’s Quarterly Report on Form 10-Q for the three months ended March 31, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) our unaudited condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, (ii) our unaudited condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024, (iii) our unaudited condensed consolidated statements of changes in partners’ deficit for the three months ended March 31, 2025 and 2024, (iv) our unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024, and (v) the related notes to our unaudited condensed consolidated financial statements.

104*	The cover page from this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, formatted in Inline XBRL (included with Exhibit 101.1)
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

USA COMPRESSION PARTNERS, LP

		By:	USA Compression GP, LLC its General Partner

Date:	May 6, 2025	By:	/s/ Christopher M. Paulsen
Christopher M. Paulsen
Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

		By:	/s/ Julie A. McEwen
Julie A. McEwen
Vice President and Controller (Principal Accounting Officer)