Form 10-Q
period 2025-06-30
USA Compression Partners, LP
filed 2025-08-06
CIK 1522727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of August 1, 2025, there were 122,683,947 common units outstanding.

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
ii

PART I.  FINANCIAL INFORMATION
ITEM 1.    Financial Statements
USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except unit amounts)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$2	$14
Accounts receivable, net of allowances for credit losses of $1,474 and $1,474, respectively	91,777	88,478
Related-party receivables	6,752	636
Inventories	135,569	133,901
Prepaid expenses and other assets	10,945	11,967
Total current assets	245,045	234,996
Property and equipment, net	2,200,423	2,273,376
Lease right-of-use assets	14,517	14,336
Identifiable intangible assets, net	201,583	216,273
Other assets	9,749	6,620
Total assets	$2,671,317	$2,745,601
Liabilities, Preferred Units, and Partners’ Deficit
Current liabilities:
Accounts payable	$27,370	$27,245
Related-party payables	8,638	105
Accrued liabilities	92,445	99,428
Deferred revenue	64,469	63,900
Total current liabilities	192,922	190,678
Long-term debt, net	2,503,566	2,502,557
Operating lease liabilities	11,645	11,678
Other liabilities	11,198	12,930
Total liabilities	2,719,331	2,717,843
Commitments and contingencies
Preferred Units	73,401	168,809
Partners’ deficit:
Common units, 122,581,952 and 117,314,783 units issued and outstanding, respectively	(121,415)	(141,051)
Total liabilities, Preferred Units, and partners’ deficit	$2,671,317	$2,745,601
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Contract operations	$227,277	$223,643	$452,252	$441,747
Parts and service	6,507	5,827	11,601	11,287
Related party	16,341	5,843	31,506	11,555
Total revenues	250,125	235,313	495,359	464,589
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	86,499	78,162	168,117	153,234
Depreciation and amortization	70,841	65,313	141,234	128,564
Selling, general, and administrative	12,896	14,173	31,758	37,000
Loss (gain) on disposition of assets	39	(18)	1,364	1,236
Impairment of assets	3,242	311	6,887	311
Total costs and expenses	173,517	157,941	349,360	320,345
Operating income	76,608	77,372	145,999	144,244
Other income (expense):
Interest expense, net	(47,674)	(48,828)	(95,043)	(95,494)
Loss on extinguishment of debt	—	—	—	(4,966)
Gain on derivative instrument	—	3,131	—	11,902
Other	16	26	41	60
Total other expense	(47,658)	(45,671)	(95,002)	(88,498)
Net income before income tax expense	28,950	31,701	50,997	55,746
Income tax expense	391	463	1,926	935
Net income	28,559	31,238	49,071	54,811
Less: distributions on Preferred Units	(1,950)	(4,387)	(6,338)	(8,775)
Net income attributable to common unitholders’ interests	$26,609	$26,851	$42,733	$46,036

Weighted average common units outstanding – basic	119,003	116,849	118,258	109,692

Weighted average common units outstanding – diluted	119,503	117,972	118,879	110,789

Basic and diluted net income per common unit	$0.22	$0.23	$0.36	$0.42

Distributions declared per common unit for respective periods	$0.525	$0.525	$1.05	$1.05
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Changes in Partners’ Deficit
(in thousands, except per unit amounts)

Common units
Partners’ deficit ending balance, December 31, 2024	$(141,051)
Vesting of phantom units	5,251
Distributions and DERs, $0.525 per unit	(61,737)
Issuance of common units under the DRIP	62
Unit-based compensation for equity-classified awards	640
Net income attributable to common unitholders’ interests	16,124
Partners’ deficit ending balance, March 31, 2025	(180,711)
Vesting of phantom units	986
Distributions and DERs, $0.525 per unit	(61,765)
Issuance of common units under the DRIP	58
Unit-based compensation for equity-classified awards	437
Exercise and conversion of Preferred Units into common units	92,971
Net income attributable to common unitholders’ interests	26,609
Partners’ deficit ending balance, June 30, 2025	$(121,415)

Common units
Partners’ deficit ending balance, December 31, 2023	$(293,285)
Distributions and DERs, $0.525 per unit	(54,098)
Issuance of common units under the DRIP	440
Unit-based compensation for equity-classified awards	78
Exercise and conversion of Preferred Units into common units	38,108
Net income attributable to common unitholders’ interests	19,185
Partners’ deficit ending balance, March 31, 2024	(289,572)
Distributions and DERs, $0.525 per unit	(61,453)
Issuance of common units under the DRIP	331
Unit-based compensation for equity-classified awards	83
Exercise and conversion of Preferred Units into common units	262,592
Net income attributable to common unitholders’ interests	26,851
Partners’ deficit ending balance, June 30, 2024	$(61,168)
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$49,071	$54,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	141,234	128,564
Amortization of debt issuance costs	4,472	4,252
Unit-based compensation expense	1,648	8,331
Deferred income tax expense	46	97
Loss on disposition of assets	1,364	1,236
Loss on extinguishment of debt	—	4,966
Change in fair value of derivative instrument	—	(7,014)
Impairment of assets	6,887	311
Changes in assets and liabilities:
Accounts receivable and related-party receivables, net	(9,415)	(10,764)
Inventories	(24,128)	(59,941)
Prepaid expenses and other current assets	1,023	(503)
Other assets	(2,219)	1,503
Accounts payable and related-party payables	9,051	557
Accrued liabilities and deferred revenue	271	35,022
Other liabilities	(410)	1,230
Net cash provided by operating activities	178,895	162,658
Cash flows from investing activities:
Capital expenditures, net	(41,537)	(147,150)
Proceeds from disposition of property and equipment	1,074	435
Proceeds from insurance recovery	68	—
Net cash used in investing activities	(40,395)	(146,715)
Cash flows from financing activities:
Proceeds from revolving credit facility	494,118	582,530
Proceeds from issuance of senior notes	—	1,000,000
Repayments of revolving credit facility	(495,614)	(698,102)
Investments in government securities in connection with legal defeasance of the Senior Notes 2026	—	(748,764)
Cash paid related to net settlement of unit-based awards	(3,213)	—
Cash distributions on common units	(124,619)	(116,748)
Cash distributions on Preferred Units	(8,775)	(15,600)
Deferred financing costs	(226)	(18,579)
Other	(183)	(682)
Net cash used in financing activities	(138,512)	(15,945)
Decrease in cash and cash equivalents	(12)	(2)
Cash and cash equivalents, beginning of period	14	11
Cash and cash equivalents, end of period	$2	$9

See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Supplemental cash flow information:
Cash paid for interest, net of capitalized amounts	$90,238	$60,860
Cash paid for income taxes	1,500	1,152
Supplemental non-cash transactions:
Non-cash distributions to certain common unitholders (DRIP)	$120	$771
Transfers from inventories to property and equipment, net	21,339	43,012
Changes in capital expenditures included in accounts payable and accrued liabilities	(1,078)	(4,189)
Lease assets obtained in exchange for lease obligations	2,608	1,640
Changes in financing costs included in accounts payable and accrued liabilities	225	(96)
Exercise and conversion of Preferred Units into common units	92,971	300,700
Government securities transferred in connection with the legal defeasance of the Senior Notes 2026	—	748,764
Legal defeasance of Senior Notes 2026	—	725,000
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
In the opinion of our management, financial information presented herein reflects all normal recurring adjustments necessary for the fair presentation of these interim unaudited condensed consolidated financial statements in accordance with GAAP. Operating results for the three and six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with SEC rules and regulations. Therefore, these interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2024, filed on February 11, 2025 (our “2024 Annual Report”).
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
Capitalized interest is calculated by multiplying our monthly effective interest rate on outstanding variable-rate indebtedness by the amount of qualifying costs, which include upfront payments to acquire certain compression units. Capitalized interest was $8 thousand and $47 thousand for the three and six months ended June 30, 2025, respectively, and $21 thousand and $56 thousand for the three and six months ended June 30, 2024, respectively.
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
Refer to Note 5 for more detailed information about impairment charges during the three and six months ended June 30, 2025 and 2024.
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
Unit-Based Compensation
Our unit-based compensation awards include phantom units, restricted units, and cash restricted units. The fair values of phantom and cash restricted units granted to employees are estimated at the end of each reporting period and are accounted for as liabilities. The fair value of phantom units granted to directors and restricted units are determined at grant date and amortized using the straight-line method over the vesting period.
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
As of June 30, 2025 and December 31, 2024, our financial instruments primarily consisted of cash and cash equivalents, trade accounts receivable, trade accounts payable, and long-term debt. The book values of cash and cash equivalents, trade accounts receivable, and trade accounts payable are representative of fair value due to their short-term maturities. Our revolving credit facility applies floating interest rates to amounts drawn under the facility; therefore, the carrying amount of our revolving credit facility approximates its fair value.
The fair value of our Senior Notes 2027 and Senior Notes 2029 were estimated using quoted prices in inactive markets and are considered Level 2 measurements. The following table summarizes the aggregate principal amount and fair value of our Senior Notes 2027 and Senior Notes 2029 (in thousands):

	June 30, 2025	December 31, 2024
Senior Notes 2027, aggregate principal	$750,000	$750,000
Fair value of Senior Notes 2027	750,000	750,938
Senior Notes 2029, aggregate principal	1,000,000	1,000,000
Fair value of Senior Notes 2029	1,022,500	1,007,500

Operating Segment
We operate in a single business segment, the compression services business. Refer to Note 14 for more detailed information about our compression services segment.
(3) Trade Accounts Receivable
The allowance for credit losses, which was $1.5 million at both June 30, 2025 and December 31, 2024, represents our best estimate of the amount of probable credit losses included within our existing accounts receivable balance.
(4)  Inventories
Components of inventories consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Serialized parts	$65,247	$66,631
Non-serialized parts	70,322	67,270
Total inventories	$135,569	$133,901
(5)  Property and Equipment and Identifiable Intangible Assets
Property and Equipment
Property and equipment consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Compression and treating equipment	$4,168,616	$4,134,544
Automobiles and vehicles	58,965	53,301
Computer equipment	37,592	38,614
Leasehold improvements	10,071	9,807
Buildings	3,935	3,935
Furniture and fixtures	977	963
Land	77	77
Total property and equipment, gross	4,280,233	4,241,241
Less: accumulated depreciation and amortization	(2,079,810)	(1,967,865)
Total property and equipment, net	$2,200,423	$2,273,376
Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Compression and treating equipment, acquired new	25 years
Compression and treating equipment, acquired used	5 - 25 years
Furniture and fixtures	3 - 10 years
Vehicles and computer equipment	1 - 10 years
Buildings	5 years
Leasehold improvements	5 years
Depreciation expense on property and equipment and loss (gain) on disposition of assets were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation expense	$63,496	$57,968	$126,544	$113,874
Loss (gain) on disposition of assets	39	(18)	1,364	1,236

On a quarterly basis, we evaluate the future deployment of our idle fleet assets under current market conditions.
For the three and six months ended June 30, 2025, we retired four and 21 compression units representing approximately 5,900 and 16,100 of aggregate horsepower, respectively, that previously were used to provide compression services in our business. As a result, we recorded an impairment of compression equipment of $3.0 million and $6.8 million for the three and six months ended June 30, 2025, respectively.
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
Identifiable Intangible Assets
Identifiable intangible assets, net consisted of the following (in thousands):

	Customer Relationships	Trade Names	Total
Net balance as of December 31, 2024	$198,534	$17,739	$216,273
Amortization expense	(13,052)	(1,638)	(14,690)
Net balance as of June 30, 2025	$185,482	$16,101	$201,583
Accumulated amortization of intangible assets was $349.1 million and $334.4 million as of June 30, 2025 and December 31, 2024, respectively.
(6)  Current Liabilities
Components of other current liabilities included the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued interest expense	$39,695	$39,337
Accrued unit-based compensation liability	12,652	22,766
Accrued payroll and benefits	12,369	10,656
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
The following table summarizes the location and amounts recognized related to our derivative instrument within our unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Classification	2025	2024	2025	2024
Gain on derivative instrument	$—	$3,131	$—	$11,902

(8)  Debt Obligations
Our debt obligations, of which there is no current portion, consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Senior Notes 2027, aggregate principal	$750,000	$750,000
Senior Notes 2029, aggregate principal	1,000,000	1,000,000
Less: deferred financing costs, net of amortization	(17,030)	(19,535)
Total senior notes, net	1,732,970	1,730,465
Revolving credit facility	770,596	772,092
Total long-term debt, net	$2,503,566	$2,502,557
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
As of June 30, 2025, we had outstanding borrowings under the Credit Agreement of $770.6 million and, after accounting for outstanding letters of credit in the amount of $0.8 million, $828.6 million of remaining unused availability, of which, due to restrictions related to compliance with the applicable financial covenants, $735.1 million was available to be drawn. Our weighted-average interest rate in effect for all borrowings under the Credit Agreement for the six months ended June 30, 2025, was 6.98%, and our weighted-average interest rate under the Credit Agreement as of June 30, 2025, was 6.98%. We pay an annualized commitment fee of 0.375% on the unused portion of the aggregate commitment.
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
As of June 30, 2025, we were in compliance with all of our covenants under the Credit Agreement. For purposes of the above covenants, EBITDA is calculated as set forth in the Credit Agreement.
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
The indenture governing the Senior Notes 2029 (the “2029 Indenture”) contains certain financial covenants that we must comply with in order to make certain restricted payments as described in the 2029 Indenture. As of June 30, 2025, we were in compliance with such financial covenants under the 2029 Indenture.
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
The indenture governing the Senior Notes 2027 (the “2027 Indenture”) contains certain financial covenants that we must comply with in order to make certain restricted payments as described in the 2027 Indenture. As of June 30, 2025, we were in compliance with such financial covenants under the 2027 Indenture.
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
The change in Preferred Units outstanding was as follows:

Preferred Units Outstanding
Number of Preferred Units outstanding, December 31, 2024	180,000
Exercise and conversion of Preferred Units into common units	(100,000)
Number of Preferred Units outstanding, June 30, 2025	80,000

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
June 2025 Conversion
On June 3, 2025, the holders of the Preferred Units elected to convert 100,000 Preferred Units into 4,997,126 common units. These Preferred Units were converted into common units and, for our second-quarter 2025 distribution, the holders will receive the common unit distribution of $0.525 on the 4,997,126 common units in lieu of the Preferred Unit distribution of $24.375 on the converted 100,000 Preferred Units.
Cash Distributions
We have declared and paid per-unit quarterly cash distributions to the holders of the Preferred Units of record as follows:

Payment Date	Distribution per Preferred Unit
February 2, 2024	$24.375
May 3, 2024	24.375
August 2, 2024	24.375
November 1, 2024	24.375
Total 2024 distributions	$97.50

February 7, 2025	$24.375
May 9, 2025	24.375
Total 2025 distributions	$48.75
Announced Quarterly Distribution
On July 17, 2025, we declared a cash distribution of $24.375 per unit on our Preferred Units. The distribution will be paid on August 8, 2025, to the holders of the Preferred Units of record as of the close of business on July 28, 2025.
The changes in the Preferred Units’ balance were as follows (in thousands):

Preferred Units
Balance as of December 31, 2024	$168,809
Cash distributions on Preferred Units	(8,775)
Exercise and conversion of Preferred Units into common units	(92,971)
Net income allocated to Preferred Units	6,338
Balance as of June 30, 2025	$73,401

(10) Partners’ Deficit
Common Units
The changes in common units outstanding were as follows:

Common Units Outstanding
Number of common units outstanding, December 31, 2024	117,314,783
Vesting of phantom units	265,337
Issuance of common units under the DRIP	4,706
Exercise and conversion of Preferred Units into common units	4,997,126
Number of common units outstanding, June 30, 2025	122,581,952
As of June 30, 2025, Energy Transfer held 46,056,228 common units, including 8,000,000 common units held by the General Partner and controlled by Energy Transfer.
Cash Distributions
We have declared and paid per-unit quarterly distributions to our limited partner unitholders of record, including holders of our common, phantom, and restricted units, as follows (dollars in millions, except distribution per unit):

Payment Date	Distribution per Limited Partner Unit	Amount Paid to Common Unitholders	Amount Paid to Phantom and Restricted Unitholders	Total Distribution
February 2, 2024	$0.525	$54.1	$1.0	$55.1
May 3, 2024	0.525	61.4	1.0	62.4
August 2, 2024	0.525	61.4	1.0	62.4
November 1, 2024	0.525	61.5	1.0	62.5
Total 2024 distributions	$2.100	$238.4	$4.0	$242.4

February 7, 2025	$0.525	$61.7	$0.7	$62.4
May 9, 2025	0.525	61.7	0.6	62.3
Total 2025 distributions	$1.050	$123.4	$1.3	$124.7
Announced Quarterly Distribution
On July 17, 2025, we announced a cash distribution of $0.525 per unit on our common units. The distribution will be paid on August 8, 2025, to common unitholders of record as of the close of business on July 28, 2025.
DRIP
During the six months ended June 30, 2025, distributions of $0.1 million were reinvested under the DRIP resulting in the issuance of 4,706 common units.
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
For the three and six months ended June 30, 2025, approximately 500,000 and 621,000 incremental unvested phantom and restricted units, respectively, represent the difference between our basic and diluted weighted-average common units outstanding.
For the three and six months ended June 30, 2024, approximately 1,123,000 and 1,097,000 incremental unvested phantom units, respectively, represent the difference between our basic and diluted weighted-average common units outstanding.
(11) Revenue Recognition
Disaggregation of Revenue
The following table disaggregates our revenue by type of service (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Contract operations revenue	$242,155	$229,091	$481,822	$452,871
Retail parts and services revenue	7,970	6,222	13,537	11,718
Total revenues	$250,125	$235,313	$495,359	$464,589
The following table disaggregates our revenue by timing of provision of services or transfer of goods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Services provided over time:
Primary term	$201,995	$198,755	$396,528	$389,188
Month-to-month	40,160	30,336	85,294	63,683
Total services provided over time	242,155	229,091	481,822	452,871
Services provided or goods transferred at a point in time	7,970	6,222	13,537	11,718
Total revenues	$250,125	$235,313	$495,359	$464,589
Deferred Revenue
We record deferred revenue when cash payments are received or due in advance of our performance. Components of deferred revenue were as follows (in thousands):

	Balance sheet location	June 30, 2025	December 31, 2024
Current (1)	Deferred revenue	$64,469	$63,900
Noncurrent	Other liabilities	5,447	6,616
Total		$69,916	$70,516
________________________________
(1)We recognized $0.9 million and $61.6 million of revenue during the three and six months ended June 30, 2025, respectively, related to our deferred revenue balance as of December 31, 2024.
Performance Obligations
As of June 30, 2025, the aggregate amount of transaction price allocated to unsatisfied performance obligations related to our contract operations revenue was $1.2 billion. We expect to recognize these remaining performance obligations as follows (in thousands):

	2025 (remainder)	2026	2027	2028	Thereafter	Total
Remaining performance obligations	$352,646	$473,037	$241,610	$92,795	$24,719	$1,184,807

(12) Related Party Transactions
We provide natural gas compression and treating services to entities affiliated with Energy Transfer, which as of June 30, 2025, owned approximately 38% of our limited partner interests and 100% of the General Partner.
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
Related party transactions from those entities affiliated with Energy Transfer on our unaudited condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Related-party revenues	$16,341	$5,843	$31,506	$11,555
Expense reimbursement	701	—	1,007	—
Losses on disposition of assets	—	—	621	—
Balances with related parties from those entities affiliated with Energy Transfer on our unaudited condensed consolidated balance sheets were as follows (in thousands):

	June 30, 2025	December 31, 2024
Related-party receivables	$6,752	$636
Related-party payables	8,638	105
Additionally, for the three and six months ended June 30, 2025, we recognized capitalized expense reimbursement of $0.2 million and $0.4 million, respectively, to other assets related to cloud computing arrangement ERP implementation costs.
We have binding commitments under purchase orders for new compression units ordered but not received with an entity affiliated with Energy Transfer. The commitments as of June 30, 2025, were $44.9 million.
(13) Commitments and Contingencies
(a)Major Customers
One customer accounted for approximately 11% and 12% of total revenues for the three and six months ended June 30, 2025 and 2024, respectively.
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
Our U.S. federal income tax returns for the years 2019 and 2020 currently are under examination by the Internal Revenue Service (“IRS”). The IRS has issued preliminary partnership examination changes, resulting in imputed underpayment computations of approximately $29.2 million, including interest, for the 2019 and 2020 tax years. Under the Bipartisan Budget Act of 2015, there are several procedural steps to complete before a final imputed underpayment, if any, is determined. Based on discussions with the IRS, we recognized a charge of $1.0 million, which we believe is a reasonable estimate of the potential loss from the aggregate final imputed underpayment for the years 2019 and 2020. This $1.0 million estimated amount was recognized within income tax expense for the six months ended June 30, 2025. However, the final partnership imputed underpayment, if any, has not been determined. Once determined, our General Partner may elect to either pay the imputed underpayment, if any, (including any applicable penalties and interest) directly to the IRS or, if eligible, issue a revised information statement to each unitholder, or former unitholder as applicable, with respect to an audited and adjusted return.
(d)Equipment Purchase Commitments
Our future capital commitments are comprised of binding commitments under purchase orders for new compression units ordered but not received. The commitments as of June 30, 2025, were $44.9 million, all of which is expected to be settled within the next 12 months.
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
The CODM assesses segment performance and allocates resources based on consolidated net income, a GAAP measure, and Adjusted EBITDA, a non-GAAP measure. Although we use Adjusted EBITDA to assess segment performance and allocate resources, our primary measure is consolidated net income. All expense categories on the unaudited condensed consolidated statements of operations are significant and there are no other significant segment expenses that would require disclosure. The CODM uses consolidated net income to assess operating performance as compared to historical results, budget and forecast amounts, expected return on capital investment, and our competitors. The CODM uses this information to allocate future operating and capital expenditures. The measure of segment assets is reported on the unaudited condensed consolidated balance sheets as total consolidated assets.
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
Known material factors that could cause our actual results to differ from those represented within these forward-looking statements are described in Part I, Item 1A “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2024, filed on February 11, 2025 (our “2024 Annual Report”), Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, as well as our subsequent filings with the SEC. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:
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

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2025	2024		2025	2024
Fleet horsepower (at period end) (1)	3,858,508	3,851,970	0.2%	3,858,508	3,851,970	0.2%
Total available horsepower (at period end) (2)	3,885,808	3,866,312	0.5%	3,885,808	3,866,312	0.5%
Revenue-generating horsepower (at period end) (3)	3,538,668	3,538,683	0.0%	3,538,668	3,538,683	0.0%
Average revenue-generating horsepower (4)	3,551,446	3,515,483	1.0%	3,554,305	3,494,245	1.7%
Average revenue per revenue-generating horsepower per month (5)	$21.31	$20.29	5.0%	$21.19	$20.13	5.3%
Revenue-generating compression units (at period end)	4,190	4,251	(1.4)%	4,190	4,251	(1.4)%
Average horsepower per revenue-generating compression unit (6)	845	828	2.1%	843	823	2.4%
Horsepower utilization (7):
At period end	94.2%	95.0%	(0.8)%	94.2%	95.0%	(0.8)%
Average for the period (8)	94.4%	94.7%	(0.3)%	94.4%	94.7%	(0.3)%
________________________________
(1)Fleet horsepower is horsepower for compression units that have been delivered to us and excludes 14,985 and 19,915 of non-marketable horsepower as of June 30, 2025 and 2024, respectively. As of June 30, 2025, we had 39,800 large horsepower on order for delivery, all of which is expected to be delivered within the next 12 months.
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
(7)Horsepower utilization is calculated as (i) the sum of (a) revenue-generating horsepower, (b) horsepower in our fleet that is under contract but is not yet generating revenue, and (c) horsepower not yet in our fleet that is under contract but not yet generating revenue and that is expected to be delivered, divided by (ii) total available horsepower less idle horsepower that is under repair. Horsepower utilization based on revenue-generating horsepower and fleet horsepower as of June 30, 2025 and 2024, was 91.7% and 91.9%, respectively.
(8)Calculated as the average utilization for the months in the period based on utilization at the end of each month in the period. Average horsepower utilization based on revenue-generating horsepower and fleet horsepower for the three months ended June 30, 2025 and 2024, was 91.9% and 91.2%, respectively. Average horsepower utilization based on revenue-generating horsepower and fleet horsepower for the six months ended June 30, 2025 and 2024, was 91.9% and 91.1%, respectively.
The 5.0% and 5.3% increases in average revenue per revenue-generating horsepower per month for the three and six months ended June 30, 2025, respectively, compared to the three and six months ended June 30, 2024, primarily was due to higher market-based rates on newly deployed and redeployed compression units, and CPI-based and other market-based price increases on existing customer contracts that occur as market conditions permit.
The 2.1% and 2.4% increases in average horsepower per revenue-generating compression unit for the three and six months ended June 30, 2025, respectively, compared to the three and six months ended June 30, 2024, primarily was due to an increase in large-horsepower compression units deployed.

Financial Results of Operations
Three months ended June 30, 2025, compared to the three months ended June 30, 2024
The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2025	2024
Revenues:
Contract operations	$227,277	$223,643	1.6%
Parts and service	6,507	5,827	11.7%
Related party	16,341	5,843	179.7%
Total revenues	250,125	235,313	6.3%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	86,499	78,162	10.7%
Depreciation and amortization	70,841	65,313	8.5%
Selling, general, and administrative	12,896	14,173	(9.0)%
Loss (gain) on disposition of assets	39	(18)	*
Impairment of assets	3,242	311	*
Total costs and expenses	173,517	157,941	9.9%
Operating income	76,608	77,372	(1.0)%
Other income (expense):
Interest expense, net	(47,674)	(48,828)	(2.4)%
Gain on derivative instrument	—	3,131	*
Other	16	26	(38.5)%
Total other expense	(47,658)	(45,671)	4.4%
Net income before income tax expense	28,950	31,701	(8.7)%
Income tax expense	391	463	(15.6)%
Net income	$28,559	$31,238	(8.6)%
________________________________
*Not meaningful
Contract operations revenue. The $3.6 million increase in contract operations revenue for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily was due to (i) a 5.0% increase in average revenue per revenue-generating horsepower per month as a result of higher market-based rates on newly deployed and redeployed compression units, and CPI-based and other market-based price increases on existing customer contracts that occur as market conditions permit and (ii) a 1.0% increase in average revenue-generating horsepower as a result of increased demand for our services, commensurate with an overall increase in crude oil and natural gas production in the onshore U.S., partially offset by (iii) a $9.1 million decrease in contract operations revenue from existing customers acquired by Energy Transfer since the previous period that are now classified as related-party revenue in the current period and (iv) a $2.5 million decrease in revenue attributable to natural gas treating services.
Average revenue per revenue-generating horsepower per month associated with our compression services provided on a month-to-month basis did not differ significantly from the average revenue per revenue-generating horsepower per month associated with our compression services provided under contracts in their primary term during the period.
Parts and service revenue. The $0.7 million increase in parts and service revenue for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily was due to an increase in maintenance work performed on units outside the scope of our core maintenance activities and in directly reimbursable freight and crane charges that are the financial responsibility of the customers. Demand for retail parts and services fluctuates from period to period based on varying customer needs.
Related-party revenue. Related-party revenue was earned through related-party transactions that occur in the ordinary course of business with various affiliated entities of Energy Transfer. The $10.5 million increase in related-party revenue for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily was due to revenue recognized from existing customers acquired by Energy Transfer since the previous period that are now classified as related-party revenue in the current period.
Cost of operations, exclusive of depreciation and amortization. The $8.3 million increase in cost of operations, exclusive of depreciation and amortization, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily was due to (i) a $3.5 million increase in direct expenses, primarily driven by increased spending on parts resulting from higher costs and increased usage associated with increased average revenue-generating horsepower, (ii) a $3.2 million increase in direct labor costs due to increased operating headcount associated with increased average revenue-generating horsepower and higher employee costs, and (iii) a $0.9 million increase in retail parts and service expenses.
Depreciation and amortization expense. The $5.5 million increase in depreciation and amortization expense for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily was due to overhauls and major improvements to compression units.
Selling, general, and administrative expense. The $1.3 million decrease in selling, general, and administrative expense for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily was due to (i) a $2.2 million decrease in unit-based compensation expense attributable to a reversal of unit-based compensation expense resulting from the forfeiture of certain awards by certain former senior management and to mark-to-market changes to our unit-based compensation liability that occurred as a result of changes to our per-unit trading price as of June 30, 2025 and (ii) a $0.8 million decrease in employee related expenses due to decreased administrative headcount and lower employee costs, partially offset by (iii) a $0.9 million increase in insurance and other administrative expenses, (iv) a $0.4 million increase in severance charges and other employee costs primarily related to the departure of certain senior management as well as retention and relocation payments related to the shared services integration during the current period, and (v) a $0.2 million increase in outside services and professional fees.
Impairment of assets. The $3.2 million and $0.3 million impairments of assets for the three months ended June 30, 2025 and 2024, respectively, primarily resulted from our evaluation of the future deployment of our idle fleet under current market conditions. The primary circumstances supporting this impairment were: (i) unmarketability of certain compression units into the foreseeable future, (ii) excessive maintenance costs associated with certain fleet assets, and (iii) prohibitive retrofitting costs that likely would prevent certain compression units from securing customer acceptance. These compression units were written down to their estimated salvage values, if any.
As a result of our evaluation during the three months ended June 30, 2025 and 2024, we retired four and two compression units, respectively, with approximately 5,900 and 1,300 of aggregate horsepower, respectively, that previously were used to provide compression services in our business.
Interest expense, net. The $1.2 million decrease in interest expense, net for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily was due to lower weighted-average interest rates under the Credit Agreement, partially offset by increased aggregate borrowings.
Gain on derivative instrument. The $3.1 million gain on derivative instrument for the three months ended June 30, 2024, resulted from the change in fair value of the interest-rate swap due to changes in the interest-rate forward curve and cash received during the period. This interest-rate swap was terminated in August 2024; see Note 7 to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this report for additional information on this interest-rate swap and termination.

Six months ended June 30, 2025, compared to the six months ended June 30, 2024
The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2025	2024
Revenues:
Contract operations	$452,252	$441,747	2.4%
Parts and service	11,601	11,287	2.8%
Related party	31,506	11,555	172.7%
Total revenues	495,359	464,589	6.6%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	168,117	153,234	9.7%
Depreciation and amortization	141,234	128,564	9.9%
Selling, general, and administrative	31,758	37,000	(14.2)%
Loss on disposition of assets	1,364	1,236	*
Impairment of assets	6,887	311	*
Total costs and expenses	349,360	320,345	9.1%
Operating income	145,999	144,244	1.2%
Other income (expense):
Interest expense, net	(95,043)	(95,494)	(0.5)%
Loss on debt extinguishment	—	(4,966)	*
Gain on derivative instrument	—	11,902	*
Other	41	60	(31.7)%
Total other expense	(95,002)	(88,498)	7.3%
Net income before income tax expense	50,997	55,746	(8.5)%
Income tax expense	1,926	935	106.0%
Net income	$49,071	$54,811	(10.5)%
________________________________
*Not meaningful
Contract operations revenue. The $10.5 million increase in contract operations revenue for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily was due to (i) a 5.3% increase in average revenue per revenue-generating horsepower per month, as a result of higher market-based rates on newly deployed and redeployed compression units, and CPI-based and other market-based price increases on existing customer contracts that occur as market conditions permit and (ii) a 1.7% increase in average revenue-generating horsepower as a result of increased demand for our services, commensurate with an overall increase in crude oil and natural gas produced within the U.S., partially offset by (iii) a $17.1 million decrease in contract operations revenue from existing customers acquired by Energy Transfer since the previous period that are now classified as related-party revenue in the current period and (iv) a $5.2 million decrease in revenue attributable to natural gas treating services.
Average revenue per revenue-generating horsepower per month associated with our compression services provided on a month-to-month basis did not differ significantly from the average revenue per revenue-generating horsepower per month associated with our compression services provided under contracts in their primary term during the period.
Parts and service revenue. The $0.3 million increase in parts and service revenue for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily was due to an increase in maintenance work performed on units outside the scope of our core maintenance activities and in directly reimbursable freight and crane charges that are the financial responsibility of the customers. Demand for retail parts and services fluctuates from period to period based on varying customer needs.
Related-party revenue. Related-party revenue was earned through related-party transactions that occur in the ordinary course of business with various affiliated entities of Energy Transfer. The $20.0 million increase in related-party revenue for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily was due to revenue recognized from existing customers acquired by Energy Transfer since the previous period that are now classified as related-party revenue in the current period.
Cost of operations, exclusive of depreciation and amortization. The $14.9 million increase in cost of operations, exclusive of depreciation and amortization, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily was due to (i) a $6.5 million increase in direct labor costs due to increased operating headcount associated with increased average revenue-generating horsepower and higher employee costs, (ii) a $6.0 million increase in direct expenses, primarily driven by increased spending on parts resulting from higher costs and increased usage associated with increased average revenue-generating horsepower, (iii) a $1.5 million increase in retail parts and service expenses, for which a corresponding increase in parts and service revenue also occurred, and (iv) a $0.4 million increase in outside maintenance costs due to increased use of third-party labor during the current period.
Depreciation and amortization expense. The $12.7 million increase in depreciation and amortization expense for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily was due to overhauls and major improvements to compression units.
Selling, general, and administrative expense. The $5.2 million decrease in selling, general, and administrative expense for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily was due to (i) a $6.3 million decrease in unit-based compensation expense attributable to a reversal of unit-based compensation expense resulting from the forfeiture of certain awards by certain former senior management and to mark-to-market changes to our unit-based compensation liability that occurred as a result of changes to our per-unit trading price as of June 30, 2025, (ii) a $1.4 million decrease in employee related expenses due to decreased administrative headcount and lower employee costs, and (iii) a $0.9 million decrease in professional fees primarily related to an initiative to improve business performance, partially offset by (iv) a $1.8 million increase in severance charges and other employee costs primarily related to the departure of certain senior management as well as retention and relocation payments related to the shared services integration during the current period and (v) a $1.7 million increase in insurance and other administrative expenses.
Impairment of assets. The $6.9 million and $0.3 million impairments of assets for the six months ended June 30, 2025 and 2024, respectively, primarily resulted from our evaluation of the future deployment of idle fleet under current market conditions. The primary circumstances supporting these impairments were: (i) unmarketability of certain compression units into the foreseeable future, (ii) excessive maintenance costs associated with certain fleet assets, and (iii) prohibitive retrofitting costs that likely would prevent certain compression units from securing customer acceptance. These compression units were written down to their estimated salvage values, if any.
As a result of our evaluations during the six months ended June 30, 2025 and 2024, we retired 21 and two compression units, respectively, with approximately 16,100 and 1,300 aggregate horsepower, respectively, that previously were used to provide compression services in our business.
Interest expense, net. The $0.5 million decrease in interest expense, net for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily was due to lower weighted-average interest rates under the Credit Agreement, partially offset by increased aggregate borrowings.
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
Gain on derivative instrument. The $11.9 million gain on derivative instrument for the six months ended June 30, 2024 resulted from the change in fair value of the interest-rate swap due to changes in the interest-rate forward curve and cash received during the period. This interest-rate swap was terminated in August 2024; see Note 7 to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this report for additional information on this interest-rate swap and termination.
Income tax expense. The $1.0 million increase in income tax expense for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily was related to a charge of $1.0 million which we believe is a reasonable estimate of the potential loss from the aggregate final imputed underpayment for the years 2019 and 2020 with the IRS, see Note 13 to our unaudited condensed consolidated financial statements under Part I, Item 1 “Financial Statements” of this report.

Other Financial Data
The following table summarizes other financial data for the periods presented (dollars in thousands):

Other Financial Data: (1)	Three Months Ended June 30,				Increase (Decrease)	Six Months Ended June 30,				Increase (Decrease)
	2025		2024			2025		2024
Gross margin	$92,785		$91,838		1.0%	$186,008		$182,791		1.8%
Adjusted gross margin	$163,626		$157,151		4.1%	$327,242		$311,355		5.1%
Adjusted gross margin percentage (2)	65.4%		66.8%		(1.4)%	66.1%		67.0%		(0.9)%
Adjusted EBITDA	$149,482		$143,673		4.0%	$298,996		$283,068		5.6%
Adjusted EBITDA percentage (2)	59.8%		61.1%		(1.3)%	60.4%		60.9%		(0.5)%
DCF	$89,926		$85,863		4.7%	$178,621		$172,452		3.6%
DCF Coverage Ratio	1.40	x	1.40	x	0.0%	1.42	x	1.40	x	1.4%
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
Gross margin. The $0.9 million increase in gross margin for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was due to (i) a $14.8 million increase in revenues, offset by (ii) an $8.3 million increase in cost of operations, exclusive of depreciation and amortization, and (iii) a $5.5 million increase in depreciation and amortization.
The $3.2 million increase in gross margin for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was due to (i) a $30.8 million increase in revenues, offset by (ii) a $14.9 million increase in cost of operations, exclusive of depreciation and amortization, and (iii) a $12.7 million increase in depreciation and amortization.
Adjusted gross margin. The $6.5 million increase in Adjusted gross margin for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was due to a $14.8 million increase in revenues, offset by an $8.3 million increase in cost of operations, exclusive of depreciation and amortization.
The $15.9 million increase in Adjusted gross margin for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was due to a $30.8 million increase in revenues, offset by a $14.9 million increase in cost of operations, exclusive of depreciation and amortization.
Adjusted EBITDA. The $5.8 million increase in Adjusted EBITDA for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily was due to a $6.5 million increase in Adjusted gross margin, offset by a $0.7 million increase in selling, general, and administrative expenses, excluding unit-based compensation expense, transaction expenses, and severance charges and other employee costs.
The $15.9 million increase in Adjusted EBITDA for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily was due to a $15.9 million increase in Adjusted gross margin.
DCF. The $4.1 million increase in DCF for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily was due to (i) a $6.5 million increase in Adjusted gross margin, (ii) a $2.4 million decrease in distributions on Preferred Units due to the conversion of 100,000 Preferred Units to 4,997,126 common units, and (iii) a $1.1 million decrease in cash interest expense, net, offset by (iv) a $2.8 million increase in maintenance capital expenditures, (v) a $2.5 million decrease in cash received on derivative instrument, and (vi) a $0.7 million increase in selling, general, and administrative expenses, excluding unit-based compensation expense, transaction expenses, and severance charges and other employee costs.
The $6.2 million increase in DCF for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily was due to (i) a $15.9 million increase in Adjusted gross margin, (ii) a $2.4 million decrease in distributions on Preferred Units due to the conversion of 100,000 preferred units to 4,997,126 common units, and (iii) a $0.7 million decrease in cash interest expense, net, offset by (iv) a $7.9 million increase in maintenance capital expenditures and (v) a $4.9 million decrease in cash received on derivative instrument.
DCF Coverage Ratio. The DCF Coverage Ratio for the three months ended June 30, 2025 equaled the DCF Coverage Ratio for the three months ended June 30, 2024, as the increase in DCF for the period was offset by increased distributions due to an increase in the number of common units. The increase in DCF Coverage Ratio for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was due to the increase in DCF for the period, partially offset by increased distributions due to an increase in the number of common units.
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
We classify capital expenditures as maintenance or expansion on an individual-asset basis. Over the long term, we expect that our maintenance capital expenditure requirements will continue to increase as the overall size and age of our fleet increases. Our aggregate maintenance capital expenditures for the six months ended June 30, 2025 and 2024, were $22.6 million and $14.6 million, respectively. We currently plan to spend between $38.0 million and $42.0 million in maintenance capital expenditures for the year 2025, including parts consumed from inventory.
Without giving effect to any equipment that we may acquire pursuant to any future acquisitions, we currently plan to spend between $120.0 million and $140.0 million in expansion capital expenditures for the year 2025. Our expansion capital expenditures for the six months ended June 30, 2025 and 2024, were $40.3 million and $171.8 million, respectively.
As of June 30, 2025, we had binding commitments to purchase $44.9 million worth of additional compression units and serialized parts, all of which is expected to be settled within the next 12 months.
Cash Flows
The following table summarizes our sources and uses of cash for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$178,895	$162,658
Net cash used in investing activities	(40,395)	(146,715)
Net cash used in financing activities	(138,512)	(15,945)

Net cash provided by operating activities. The $16.2 million increase in net cash provided by operating activities for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily was due to (i) a $35.8 million decrease in inventory purchases and (ii) a $9.2 million increase in net income excluding non-cash charges, partially offset by (iii) a $29.4 million increase in interest payments due to the timing of payments related to our refinance of our Senior Notes 2026.
Net cash used in investing activities. The $106.3 million decrease in net cash used in investing activities for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was primarily due to a $105.6 million decrease in capital expenditures for purchases of new compression units, overhauls and major improvements, and purchases of other equipment.
Net cash used in financing activities. The $122.6 million increase in net cash used in financing activities for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily was due to (i) a $1.0 billion decrease in proceeds from the issuance of the Senior Notes 2029 and (ii) a $7.9 million increase in common unit distributions, partially offset by (iii) a $748.8 million decrease in investments in government securities purchased in connection with the Defeasance of the Senior Notes 2026, (iv) a $114.1 million increase in net borrowings under the Credit Agreement, (v) an $18.4 million decrease in deferred financing costs driven by the issuance of the Senior Notes 2029 in the prior period, and (vi) a $6.8 million decrease in Preferred Unit distributions.
Revolving Credit Facility
As of June 30, 2025, we had outstanding borrowings under the Credit Agreement of $770.6 million and, after accounting for outstanding letters of credit in the amount of $0.8 million, $828.6 million of remaining unused availability, of which, due to restrictions related to compliance with the applicable financial covenants, $735.1 million was available to be drawn. As of June 30, 2025, we were in compliance with all of our covenants under the Credit Agreement.
As of August 1, 2025, we had outstanding borrowings under the Credit Agreement of $730.7 million and outstanding letters of credit of $0.8 million.
For a more detailed description of the Credit Agreement, see Note 8 to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this report and Note 10 to the consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” included in our 2024 Annual Report.
Senior Notes
As of June 30, 2025, we had $750.0 million and $1.0 billion aggregate principal amount outstanding on our Senior Notes 2027 and Senior Notes 2029, respectively.
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
DRIP
During the six months ended June 30, 2025, distributions of $0.1 million were reinvested under the DRIP resulting in the issuance of 4,706 common units. Such distributions are treated as non-cash transactions in the accompanying unaudited condensed consolidated statements of cash flows included under Part I, Item 1 “Financial Statements” of this report.
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
The following table reconciles Adjusted gross margin to gross margin, its most directly comparable GAAP financial measure, for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenues	$250,125	$235,313	$495,359	$464,589
Cost of operations, exclusive of depreciation and amortization	(86,499)	(78,162)	(168,117)	(153,234)
Depreciation and amortization	(70,841)	(65,313)	(141,234)	(128,564)
Gross margin	$92,785	$91,838	$186,008	$182,791
Depreciation and amortization	70,841	65,313	141,234	128,564
Adjusted gross margin	$163,626	$157,151	$327,242	$311,355
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
The following table reconciles Adjusted EBITDA to net income and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$28,559	$31,238	$49,071	$54,811
Interest expense, net	47,674	48,828	95,043	95,494
Depreciation and amortization	70,841	65,313	141,234	128,564
Income tax expense	391	463	1,926	935
EBITDA	$147,465	$145,842	$287,274	$279,804
Unit-based compensation expense (benefit) (1)	(1,736)	562	1,648	8,331
Transaction expenses (2)	—	63	—	171
Severance charges and other employee costs (3)	472	44	1,823	151
Loss (gain) on disposition of assets	39	(18)	1,364	1,236
Loss on extinguishment of debt (4)	—	—	—	4,966
Gain on derivative instrument	—	(3,131)	—	(11,902)
Impairment of assets (5)	3,242	311	6,887	311
Adjusted EBITDA	$149,482	$143,673	$298,996	$283,068
Interest expense, net	(47,674)	(48,828)	(95,043)	(95,494)
Non-cash interest expense	2,231	2,257	4,472	4,252
Income tax expense	(391)	(463)	(1,926)	(935)
Transaction expenses	—	(63)	—	(171)
Severance charges and other employee costs	(472)	(44)	(1,823)	(151)
Cash received on derivative instrument	—	2,466	—	4,888
Other	(39)	37	46	97
Changes in operating assets and liabilities	21,107	(2,294)	(25,827)	(32,896)
Net cash provided by operating activities	$124,244	$96,741	$178,895	$162,658
________________________________
(1)For the three and six months ended June 30, 2025, unit-based compensation expense (benefit) included $0.5 million and $1.2 million, respectively, of cash payments related to quarterly payments of DERs on outstanding phantom and restricted unit awards. For the three and six months ended June 30, 2024, unit-based compensation expense (benefit) included $1.0 million and $2.0 million, respectively, of cash payments related to quarterly payments of DERs on outstanding phantom unit awards. The three and six months ended June 30, 2025 also reflected a $2.1 million reversal of unit-based compensation expense resulting from the forfeiture of certain awards by certain former senior management.
For the three and six months ended June 30, 2025, unit-based compensation included $1.0 million and $3.2 million, respectively, related to the cash portion of the settlement of phantom unit awards upon vesting. The remainder of unit-based compensation expense for all periods was related to non-cash adjustments to the unit-based compensation liability and other non-cash unit-based compensation expense.
(2)Represents certain expenses related to potential and completed transactions and other items. We believe it is useful to investors to exclude these expenses.
(3)Severance charges and other employee costs includes (i) severance payments to former employees of the Partnership, (ii) retention payments to employees of the Partnership that have executed agreements to maintain operations during the shared services integration but do not intend to remain employed with the Partnership after their retention period, and (iii) relocation payments to employees of the Partnership for relocation resulting from the shared services integration and the relocation of the Partnership’s headquarters to Dallas, Texas. These retention payments are incremental to the affected employees’ base pay. For the three and six months ended June 30, 2025, severance charges and other employee costs included $0.0 million and $0.4 million related to retention payments, respectively, and $0.2 million and $0.3 million related to relocation payments, respectively.

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

The following table reconciles DCF to net income and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$28,559	$31,238	$49,071	$54,811
Non-cash interest expense	2,231	2,257	4,472	4,252
Depreciation and amortization	70,841	65,313	141,234	128,564
Non-cash income tax expense (benefit)	(39)	37	46	97
Unit-based compensation expense (benefit) (1)	(1,736)	562	1,648	8,331
Transaction expenses (2)	—	63	—	171
Severance charges and other employee costs (3)	472	44	1,823	151
Other (4)	—	—	1,000	—
Loss (gain) on disposition of assets	39	(18)	1,364	1,236
Loss on extinguishment of debt (5)	—	—	—	4,966
Change in fair value of derivative instrument	—	(665)	—	(7,014)
Impairment of assets (6)	3,242	311	6,887	311
Distributions on Preferred Units	(1,950)	(4,387)	(6,338)	(8,775)
Maintenance capital expenditures (7)	(11,733)	(8,892)	(22,586)	(14,649)
DCF	$89,926	$85,863	$178,621	$172,452
Maintenance capital expenditures	11,733	8,892	22,586	14,649
Transaction expenses	—	(63)	—	(171)
Severance charges and other employee costs	(472)	(44)	(1,823)	(151)
Distributions on Preferred Units	1,950	4,387	6,338	8,775
Other	—	—	(1,000)	—
Changes in operating assets and liabilities	21,107	(2,294)	(25,827)	(32,896)
Net cash provided by operating activities	$124,244	$96,741	$178,895	$162,658
________________________________
(1)For the three and six months ended June 30, 2025, unit-based compensation expense (benefit) included $0.5 million and $1.2 million, respectively, of cash payments related to quarterly payments of DERs on outstanding phantom and restricted unit awards. For the three and six months ended June 30, 2024, unit-based compensation expense (benefit) included $1.0 million and $2.0 million, respectively, of cash payments related to quarterly payments of DERs on outstanding phantom unit awards. The three and six months ended June 30, 2025 also reflected a $2.1 million reversal of unit-based compensation expense resulting from the forfeiture of certain awards by certain former senior management.
For the three and six months ended June 30, 2025, unit-based compensation included $1.0 million and $3.2 million, respectively, related to the cash portion of the settlement of phantom unit awards upon vesting. The remainder of unit-based compensation expense for all periods was related to non-cash adjustments to the unit-based compensation liability and other non-cash unit-based compensation expense.
(2)Represents certain expenses related to potential and completed transactions and other items. We believe it is useful to investors to exclude these expenses.
(3)Severance charges and other employee costs includes (i) severance payments to former employees of the Partnership, (ii) retention payments to employees of the Partnership that have executed agreements to maintain operations during the shared services integration but do not intend to remain employed with the Partnership after their retention period, and (iii) relocation payments to employees of the Partnership for relocation resulting from the shared services integration and the relocation of the Partnership’s headquarters to Dallas, Texas. These retention payments are incremental to the affected employees’ base pay. For the three and six months ended June 30, 2025, severance charges and other employee costs included $0.0 million and $0.4 million related to retention payments, respectively, and $0.2 million and $0.3 million related to relocation payments, respectively.
(4)Represents cash income tax expense accrued for the six months ended June 30, 2025, which we believe is a reasonable estimate of the potential loss from the aggregate final imputed underpayment for the federal tax years 2019 and 2020.

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
The following table summarizes our DCF Coverage Ratio for the periods presented (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
DCF	$89,926		$85,863		$178,621		$172,452

Distributions for DCF Coverage Ratio (1)	$64,409		$61,429		$126,140		$122,851

DCF Coverage Ratio	1.40	x	1.40	x	1.42	x	1.40	x
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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to any natural gas or crude oil in connection with our rendered services, and accordingly, we do not bear direct exposure to fluctuating commodity prices. However, the demand for our compression services depends on the continued demand for, and production of, natural gas and crude oil. Sustained low natural gas or crude oil prices over the long term could result in a decline in the production of natural gas or crude oil, which could result in reduced demand for our compression services. We do not intend to hedge our indirect exposure to fluctuating commodity prices. A one percent decrease in average revenue-generating horsepower during the six months ended June 30, 2025 would result in an annual decrease of approximately $9.0 million and $6.0 million in our revenue and Adjusted gross margin, respectively. Adjusted gross margin is a non-GAAP financial measure. For a reconciliation of Adjusted gross margin to gross margin, its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” of this report.
Interest Rate Risk
We are exposed to market risk due to variable interest rates under the Credit Agreement.
As of June 30, 2025, we had $770.6 million of variable-rate indebtedness outstanding at a weighted-average interest rate of 6.98%. Based on our June 30, 2025 variable-rate indebtedness outstanding, a one percent increase or decrease, respectively, in the effective interest rate would result in an annual increase or decrease, respectively, in our interest expense of approximately $7.7 million.
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

ITEM 4.    Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025, at the reasonable assurance level.
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
ITEM 1A.    Risk Factors
Security holders and potential investors in our securities should carefully consider the risk factors set forth in Part I, Item 1A “Risk Factors” of our 2024 Annual Report, in Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, and in subsequent filings we make with the SEC. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.
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

10.1†*	Restrictive Covenant and Separation Agreement and Full Release of Claims dated April 4, 2025 between USA Compression GP, LLC and Eric Scheller
22.1	List of Subsidiary Guarantors and Co-Issuer (incorporated by reference to Exhibit 22.1 to the Partnership's Quarterly Report on Form 10-Q (File No. 001-35779) filed on May 7, 2024)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*
The following materials from USA Compression Partners, LP’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) our unaudited condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, (ii) our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024, (iii) our unaudited condensed consolidated statements of changes in partners’ deficit for the six months ended June 30, 2025 and 2024, (iv) our unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024, and (v) the related notes to our unaudited condensed consolidated financial statements.

104*	The cover page from this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, formatted in Inline XBRL (included with Exhibit 101.1)
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

USA COMPRESSION PARTNERS, LP

		By:	USA Compression GP, LLC its General Partner

Date:	August 6, 2025	By:	/s/ Christopher M. Paulsen
Christopher M. Paulsen
Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

		By:	/s/ Julie A. McEwen
Julie A. McEwen
Vice President and Controller (Principal Accounting Officer)