Form 10-Q
period 2025-09-30
USA Compression Partners, LP
filed 2025-11-05
CIK 1522727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
(214) 545-0440
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of October 31, 2025, there were 122,685,471 common units outstanding.

i

GLOSSARY
The abbreviations, acronyms and industry terminology used in this Quarterly Report on Form 10-Q are defined as follows:

Credit Agreement	Eighth Amended and Restated Credit Agreement, dated as of August 27, 2025, by and among USA Compression Partners, LP, as the borrower, the guarantors party thereto from time to time, the lenders party thereto from time to time, as may be amended from time to time, and any predecessor thereto if the context so dictates
CPI	Consumer Price Index for all Urban Consumers
DERs	distribution equivalent rights
DRIP	distribution reinvestment plan
Energy Transfer	Energy Transfer LP
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	generally accepted accounting principles of the United States of America
Preferred Units	Series A Preferred Units representing limited partner interests in USA Compression Partners, LP
SEC	United States Securities and Exchange Commission
Senior Notes 2026	$725.0 million aggregate principal amount of senior notes due on April 1, 2026
Senior Notes 2027	$750.0 million aggregate principal amount of senior notes due on September 1, 2027
Senior Notes 2029	$1.0 billion aggregate principal amount of senior notes due on March 15, 2029
Senior Notes 2033	$750.0 million aggregate principal amount of senior notes due on October 1, 2033
SOFR	Secured Overnight Financing Rate
U.S.	United States of America
ii

PART I.  FINANCIAL INFORMATION
ITEM 1.    Financial Statements
USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except unit amounts)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$—	$14
Accounts receivable, net of allowances for credit losses of $1,475 and $1,474, respectively	100,883	88,478
Related-party receivables	2,982	636
Inventories	137,416	133,901
Prepaid expenses and other assets	10,293	11,967
Total current assets	251,574	234,996
Property and equipment, net	2,180,728	2,273,376
Lease right-of-use assets	14,501	14,336
Identifiable intangible assets, net	194,238	216,273
Other assets	18,173	6,620
Total assets	$2,659,214	$2,745,601
Liabilities, Preferred Units, and Partners’ Deficit
Current liabilities:
Accounts payable	$24,677	$27,245
Related-party payables	16,815	105
Accrued liabilities	78,394	99,428
Deferred revenue	64,894	63,900
Total current liabilities	184,780	190,678
Long-term debt, net	2,529,382	2,502,557
Operating lease liabilities	11,402	11,678
Other liabilities	10,462	12,930
Total liabilities	2,736,026	2,717,843
Commitments and contingencies
Preferred Units	73,402	168,809
Partners’ deficit:
Common units, 122,685,471 and 117,314,783 units issued and outstanding, respectively	(150,214)	(141,051)
Total liabilities, Preferred Units, and partners’ deficit	$2,659,214	$2,745,601
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Contract operations	$227,990	$220,518	$680,242	$662,265
Parts and service	5,370	5,756	16,971	17,043
Related party	16,896	13,694	48,402	25,249
Total revenues	250,256	239,968	745,615	704,557
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	76,951	81,814	245,068	235,048
Depreciation and amortization	71,222	67,237	212,456	195,801
Selling, general, and administrative	16,694	15,364	48,452	52,364
Loss (gain) on disposition of assets	830	(123)	2,194	1,113
Impairment of assets	622	—	7,509	311
Total costs and expenses	166,319	164,292	515,679	484,637
Operating income	83,937	75,676	229,936	219,920
Other income (expense):
Interest expense, net	(47,066)	(49,361)	(142,109)	(144,855)
Loss on extinguishment of debt	—	—	—	(4,966)
Gain (loss) on derivative instrument	—	(6,218)	—	5,684
Other	24	23	65	83
Total other expense	(47,042)	(55,556)	(142,044)	(144,054)
Net income before income tax expense	36,895	20,120	87,892	75,866
Income tax expense	2,407	793	4,333	1,728
Net income	34,488	19,327	83,559	74,138
Less: distributions on Preferred Units	(1,950)	(4,388)	(8,288)	(13,163)
Net income attributable to common unitholders’ interests	$32,538	$14,939	$75,271	$60,975

Weighted average common units outstanding – basic	122,678	117,017	119,742	112,151

Weighted average common units outstanding – diluted	123,086	118,256	120,292	113,296

Basic net income per common unit	$0.27	$0.13	$0.63	$0.54

Diluted net income per common unit	$0.26	$0.13	$0.63	$0.54

Distributions declared per common unit for respective periods	$0.525	$0.525	$1.575	$1.575
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Changes in Partners’ Deficit
(in thousands, except per unit amounts)

Common units
Partners’ deficit ending balance, December 31, 2024	$(141,051)
Vesting of phantom units	5,251
Distributions and DERs, $0.525 per unit	(61,737)
Issuance of common units under the DRIP	62
Unit-based compensation for equity-classified awards	640
Net income attributable to common unitholders’ interests	16,124
Partners’ deficit ending balance, March 31, 2025	(180,711)
Vesting of phantom units	986
Distributions and DERs, $0.525 per unit	(61,765)
Issuance of common units under the DRIP	58
Unit-based compensation for equity-classified awards	437
Exercise and conversion of Preferred Units into common units	92,971
Net income attributable to common unitholders’ interests	26,609
Partners’ deficit ending balance, June 30, 2025	(121,415)
Vesting of phantom units	2,529
Distributions and DERs, $0.525 per unit	(64,443)
Issuance of common units under the DRIP	36
Unit-based compensation for equity classified awards	541
Net income attributable to common unitholders’ interests	32,538
Partners’ deficit ending balance, September 30, 2025	(150,214)

Common units
Partners’ deficit ending balance, December 31, 2023	$(293,285)
Distributions and DERs, $0.525 per unit	(54,098)
Issuance of common units under the DRIP	440
Unit-based compensation for equity-classified awards	78
Exercise and conversion of Preferred Units into common units	38,108
Net income attributable to common unitholders’ interests	19,185
Partners’ deficit ending balance, March 31, 2024	(289,572)
Distributions and DERs, $0.525 per unit	(61,453)
Issuance of common units under the DRIP	331
Unit-based compensation for equity-classified awards	83
Exercise and conversion of Preferred Units into common units	262,592
Net income attributable to common unitholders’ interests	26,851
Partners’ deficit ending balance, June 30, 2024	(61,168)
Distributions and DERs, $0.525 per unit	(61,462)
Issuance of common units under the DRIP	354
Unit-based compensation for equity classified awards	83
Net income attributable to common unitholders’ interests	14,939
Partners’ deficit ending balance, September 30, 2024	$(107,254)
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$83,559	$74,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	212,456	195,801
Amortization of debt issuance costs	6,605	6,503
Unit-based compensation expense	2,815	11,000
Deferred income tax expense	30	427
Loss on disposition of assets	2,194	1,113
Loss on extinguishment of debt	—	4,966
Change in fair value of derivative instrument	—	1,204
Impairment of assets	7,509	311
Changes in assets and liabilities:
Accounts receivable and related-party receivables, net	(14,751)	(10,837)
Inventories	(35,384)	(90,912)
Prepaid expenses and other current assets	1,674	1,356
Other assets	(2,581)	487
Accounts payable and related-party payables	4,474	(1,947)
Accrued liabilities and deferred revenue	(13,416)	16,709
Other liabilities	(410)	820
Net cash provided by operating activities	254,774	211,139
Cash flows from investing activities:
Capital expenditures, net	(65,528)	(175,836)
Proceeds from disposition of property and equipment	1,684	742
Proceeds from insurance recovery	68	—
Net cash used in investing activities	(63,776)	(175,094)
Cash flows from financing activities:
Proceeds from issuance of senior notes	750,000	1,000,000
Proceeds from revolving credit facility	776,980	879,613
Repayments of revolving credit facility	(1,494,338)	(948,215)
Investments in government securities in connection with legal defeasance of the Senior Notes 2026	—	(748,764)
Cash paid related to net settlement of unit-based awards	(5,852)	—
Cash distributions on common units	(189,418)	(178,837)
Cash distributions on Preferred Units	(10,724)	(19,988)
Deferred financing costs	(17,381)	(18,603)
Other	(279)	(1,183)
Net cash used in financing activities	(191,012)	(35,977)
Increase (decrease) in cash and cash equivalents	(14)	68
Cash and cash equivalents, beginning of period	14	11
Cash and cash equivalents, end of period	$—	$79

See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Supplemental cash flow information:
Cash paid for interest, net of capitalized amounts	$162,051	$138,107
Cash paid for income taxes	1,700	1,461
Supplemental non-cash transactions:
Non-cash distributions to certain common unitholders (DRIP)	$156	$1,125
Transfers from inventories to property and equipment, net	30,556	58,499
Changes in capital expenditures included in accounts payable and accrued liabilities	11,765	(5,193)
Lease assets obtained in exchange for lease obligations	3,730	1,394
Changes in financing costs included in accounts payable and accrued liabilities	427	(96)
Exercise and conversion of Preferred Units into common units	92,971	300,700
Government securities transferred in connection with the legal defeasance of the Senior Notes 2026	—	748,764
Legal defeasance of Senior Notes 2026	—	725,000
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
In the opinion of our management, financial information presented herein reflects all normal recurring adjustments necessary for the fair presentation of these interim unaudited condensed consolidated financial statements in accordance with GAAP. Operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with SEC rules and regulations. Therefore, these interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2024, filed on February 11, 2025 (our “2024 Annual Report”).
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
Capitalized interest is calculated by multiplying our monthly effective interest rate on outstanding variable-rate indebtedness by the amount of qualifying costs, which include upfront payments to acquire certain compression units. Capitalized interest was $0 and $47 thousand for the three and nine months ended September 30, 2025, respectively, and $0.1 million and $0.1 million for the three and nine months ended September 30, 2024, respectively.
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
Refer to Note 5 for more detailed information about impairment charges during the three and nine months ended September 30, 2025 and 2024.
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
As of September 30, 2025 and December 31, 2024, our financial instruments primarily consisted of cash and cash equivalents, trade accounts receivable, trade accounts payable, and long-term debt. The book values of cash and cash equivalents, trade accounts receivable, and trade accounts payable are representative of fair value due to their short-term maturities. Our revolving credit facility applies floating interest rates to amounts drawn under the facility; therefore, the carrying amount of our revolving credit facility approximates its fair value.
The fair value of our Senior Notes 2027, Senior Notes 2029, and Senior Notes 2033 were estimated using quoted prices in inactive markets and are considered Level 2 measurements. The following table summarizes the aggregate principal amount and fair value of our Senior Notes 2027, Senior Notes 2029, and Senior Notes 2033 (in thousands):

	September 30, 2025	December 31, 2024
Senior Notes 2027, aggregate principal	$750,000	$750,000
Fair value of Senior Notes 2027	750,000	750,938
Senior Notes 2029, aggregate principal	1,000,000	1,000,000
Fair value of Senior Notes 2029	1,028,800	1,007,500
Senior Notes 2033, aggregate principal	750,000	—
Fair Value of Senior Notes 2033	751,875	—

Operating Segment
We operate in a single business segment, the compression services business. Refer to Note 14 for more detailed information about our compression services segment.
(3) Trade Accounts Receivable
The allowance for credit losses, which was $1.5 million at both September 30, 2025 and December 31, 2024, represents our best estimate of the amount of probable credit losses included within our existing accounts receivable balance.
(4) Inventories
Components of inventories consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Serialized parts	$66,438	$66,631
Non-serialized parts	70,978	67,270
Total inventories	$137,416	$133,901
(5) Property and Equipment and Identifiable Intangible Assets
Property and Equipment
Property and equipment consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Compression and treating equipment	$4,205,350	$4,134,544
Automobiles and vehicles	58,714	53,301
Computer equipment	39,485	38,614
Leasehold improvements	10,716	9,807
Buildings	3,935	3,935
Furniture and fixtures	1,141	963
Land	77	77
Total property and equipment, gross	4,319,418	4,241,241
Less: accumulated depreciation and amortization	(2,138,690)	(1,967,865)
Total property and equipment, net	$2,180,728	$2,273,376
Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Compression and treating equipment, acquired new	25 years
Compression and treating equipment, acquired used	5 - 25 years
Furniture and fixtures	3 - 10 years
Vehicles and computer equipment	1 - 10 years
Buildings	5 years
Leasehold improvements	5 years
Depreciation expense on property and equipment and loss (gain) on disposition of assets were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation expense	$63,877	$59,893	$190,421	$173,767
Loss (gain) on disposition of assets	830	(123)	2,194	1,113

On a quarterly basis, we evaluate the future deployment of our idle fleet assets under current market conditions.
For the three and nine months ended September 30, 2025, we retired 5 and 26 compression units representing approximately 2,900 and 19,000 of aggregate horsepower, respectively, that previously were used to provide compression services in our business. As a result, we recorded an impairment of compression equipment of $0.6 million and $7.4 million for the three and nine months ended September 30, 2025, respectively.
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
Identifiable Intangible Assets
Identifiable intangible assets, net consisted of the following (in thousands):

	Customer Relationships	Trade Names	Total
Net balance as of December 31, 2024	$198,534	$17,739	$216,273
Amortization expense	(19,578)	(2,457)	(22,035)
Net balance as of September 30, 2025	$178,956	$15,282	$194,238
Accumulated amortization of intangible assets was $356.4 million and $334.4 million as of September 30, 2025 and December 31, 2024, respectively.
(6) Current Liabilities
Components of other current liabilities included the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued interest expense	$12,851	$39,337
Accrued unit-based compensation liability	8,282	22,766
Accrued payroll and benefits	19,818	10,656
Accrued property taxes	9,319	4,727
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

The following table summarizes the location and amounts recognized related to our derivative instrument within our unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Classification	2025	2024	2025	2024
Gain (loss) on derivative instrument	$—	$(6,218)	$—	$5,684
(8) Debt Obligations
Our debt obligations, of which there is no current portion, consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Senior Notes 2027, aggregate principal	$750,000	$750,000
Senior Notes 2029, aggregate principal	1,000,000	1,000,000
Senior Notes 2033, aggregate principal	750,000	—
Less: deferred financing costs, net of amortization	(25,351)	(19,535)
Total senior notes, net	2,474,649	1,730,465
Revolving credit facility	54,733	772,092
Total long-term debt, net	$2,529,382	$2,502,557
Revolving Credit Facility
On August 27, 2025, the Partnership, amended and restated its existing credit agreement by entering into the Credit Agreement. The Credit Agreement matures on August 27, 2030, except that (1) if more than $50.0 million of the Senior Notes 2027 are outstanding on June 2, 2027, the Credit Agreement will mature on June 2, 2027 and (2) if more than $50.0 million of the Senior Notes 2029 are outstanding on December 14, 2028, the Credit Agreement will mature on December 14, 2028.
The Credit Agreement provides for an asset-based revolving credit facility to be made available for the Partnership in an aggregate amount of up to $1.75 billion (subject to availability under our borrowing base), with a further potential increase of up to an additional $300 million. The Partnership’s obligations under the Credit Agreement are guaranteed by the guarantors party to the Credit Agreement, which currently consist of all the Partnership’s existing subsidiaries. In addition, under the Credit Agreement the Partnership’s Secured Obligations (as defined therein) are secured by: (1) substantially all of the Partnership’s assets and substantially all of the assets of the guarantors party to the Credit Agreement, excluding real property and other customary exclusions; and (2) all of the equity interests of the Partnership’s U.S. restricted subsidiaries (subject to customary exceptions).
Borrowings under the Credit Agreement will bear interest at a per annum interest rate equal to, at the Partnership’s option, either the Alternate Base Rate, one-month SOFR (which shall only be available for swingline loans made under the Credit Agreement), Daily Simple SOFR or SOFR plus, in each case, the applicable margin. “Alternate Base Rate” means the greatest of (1) the prime rate, (2) the federal funds effective rate plus 0.50% and (3) one-month SOFR rate plus 1.00%. The applicable margin for borrowings varies (a) in the case of Daily Simple SOFR and SOFR loans, from 1.75% to 2.50% per annum and (b) in the case of Alternate Base Rate loans and one-month SOFR loans, from 0.75% to 1.50% per annum, and will be determined based on a total leverage ratio pricing grid. In addition, the Partnership is required to pay commitment fees based on the daily unused amount under the facility in an amount per annum equal to 0.25%. Amounts borrowed and repaid under the Credit Agreement may be re-borrowed, subject to borrowing base availability.
The Credit Agreement permits us to make distributions of available cash to unitholders so long as (i) no default under the Credit Agreement has occurred, is continuing, or would result from the distribution; (ii) immediately prior to and after giving effect to such distribution, we are in compliance with the Credit Agreement’s financial covenants; and (iii) immediately prior to and after giving effect to such distribution, we have availability under the facility of at least $100 million. In addition, the Credit Agreement contains various covenants that may limit, among other things, our ability to (subject to exceptions):
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
•a ratio of total secured indebtedness to EBITDA not greater than 3.00 to 1.00 or less than 0.00 to 1.00, determined as of the last day of each fiscal quarter, with EBITDA annualized for the most-recent fiscal quarter; and
•a funded debt-to-EBITDA ratio, defined in the Credit Agreement as the Total Leverage Ratio, determined as of the last day of each fiscal quarter with EBITDA annualized for the most-recent fiscal quarter, of not greater than 5.50 to 1.00 or less than 0.00 to 1.00.
If a default exists under the Credit Agreement, the lenders will be able to accelerate the maturity on the amount then outstanding and exercise other rights and remedies. For purposes of the above covenants, EBITDA is calculated as set forth in the Credit Agreement. As of September 30, 2025, we were in compliance with all of our covenants under the Credit Agreement.
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
In connection with entering into the Credit Agreement, we paid certain upfront fees and arrangement fees to the arrangers, syndication agents and senior managing agents of the Credit Agreement in the amount of $7.9 million during the quarter ended September 30, 2025. These fees were capitalized to loan costs and included in other assets, and are amortized over the remaining term of the Credit Agreement.
As of September 30, 2025, we had outstanding borrowings under the Credit Agreement of $54.7 million and, after accounting for outstanding letters of credit in the amount of $0.8 million, $1.69 billion of remaining unused availability, of which, due to restrictions related to compliance with the applicable financial covenants, $1.02 billion was available to be drawn. Our weighted-average interest rate in effect for all borrowings under the Credit Agreement for the nine months ended September 30, 2025, was 6.94%, and our weighted-average interest rate under the Credit Agreement as of September 30, 2025, was 7.35%. We pay an annualized commitment fee of 0.25% on the unused portion of the aggregate commitment.
Senior Notes 2033
On September 24, 2025, the Partnership and Finance Corp co-issued the Senior Notes 2033, a $750.0 million aggregate principal amount of senior notes that will mature on October 1, 2033. The Senior Notes 2033 accrue interest at the rate of 6.250% per year. Interest on the Senior Notes 2033 is payable semi-annually in arrears on each of April 1 and October 1, commencing on April 1, 2026.
At any time prior to October 1, 2028, we may redeem up to 40% of the aggregate principal amount of the Senior Notes 2033 at a redemption price equal to 106.250% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, in an amount not greater than the net cash proceeds from one or more equity offerings, provided that at least 60% of the aggregate principal amount of the Senior Notes 2033 remain outstanding immediately after the occurrence of such redemption (excluding Senior Notes 2033 held by us and our subsidiaries) and the redemption occurs within 180 days of the date of the closing of such equity offering. Prior to October 1, 2028, we may also redeem all or a part of the Senior Notes 2033 at a redemption price equal to the sum of (i) the principal amount thereof, plus (ii) a make-whole premium at the redemption date and accrued and unpaid interest, if any, to the redemption date.

On or after October 1, 2028, we may redeem all or a part of the Senior Notes 2033 at redemption prices (expressed as percentages of the principal amount) set forth below, plus accrued and unpaid interest, if any, to the applicable redemption date, if redeemed during the twelve-month period beginning on October 1 of the years indicated below:

Year	Percentages
2028	103.125%
2029	101.563%
2030 and thereafter	100.000%
If we experience a change of control followed by a ratings decline, which ratings decline is caused by the applicable change of control event, unless we have previously exercised, or concurrently exercise, our right to redeem the Senior Notes 2033 (as described above), we may be required to offer to repurchase the Senior Notes 2033 at a purchase price equal to 101% of the principal amount repurchased, plus accrued and unpaid interest, if any, to the repurchase date.
In connection with issuing the Senior Notes 2033, we incurred certain issuance costs in the amount of $9.7 million, which are amortized over the expected term of the Senior Notes 2033.
The indenture governing the Senior Notes 2033 (the “2033 Indenture”) contains certain financial covenants that we must comply with in order to make certain restricted payments as described in the 2033 Indenture. As of September 30, 2025, we were in compliance with such financial covenants under the 2033 Indenture.
The Senior Notes 2033 are fully and unconditionally guaranteed (the “2033 Guarantees”), jointly and severally, on a senior unsecured basis by all of our existing subsidiaries (other than Finance Corp), and will be fully and unconditionally guaranteed, jointly and severally, by each of our future restricted subsidiaries that either borrows under, or guarantees, the Credit Agreement or borrows under any other credit facility or guarantees certain of our indebtedness (collectively, the “Guarantors”). The Senior Notes 2033 and the 2033 Guarantees are general unsecured obligations and rank equally in right of payment with all of the Guarantors’, Finance Corp’s, and our existing and future senior indebtedness and senior to the Guarantors’, Finance Corp’s, and our future subordinated indebtedness, if any. The Senior Notes 2033 and the 2033 Guarantees effectively are subordinated in right of payment to all of the Guarantors’, Finance Corp’s, and our existing and future secured debt, including debt under the Credit Agreement and guarantees thereof, to the extent of the value of the assets securing such debt, and are structurally subordinate to all indebtedness of any of our subsidiaries that do not guarantee the Senior Notes 2033.
Senior Notes 2029
On March 18, 2024, the Partnership and Finance Corp co-issued the Senior Notes 2029, a $1.00 billion aggregate principal amount of senior notes that will mature on March 15, 2029. The Senior Notes 2029 accrue interest at the rate of 7.125% per year. Interest on the Senior Notes 2029 is payable semi-annually in arrears on each of March 15 and September 15.
The indenture governing the Senior Notes 2029 (the “2029 Indenture”) contains certain financial covenants that we must comply with in order to make certain restricted payments as described in the 2029 Indenture. As of September 30, 2025, we were in compliance with such financial covenants under the 2029 Indenture.
The Senior Notes 2029 are fully and unconditionally guaranteed (the “2029 Guarantees”), jointly and severally, on a senior unsecured basis by the Guarantors. The Senior Notes 2029 and the 2029 Guarantees are general unsecured obligations and rank equally in right of payment with all of the Guarantors’, Finance Corp’s, and our existing and future senior indebtedness and senior to the Guarantors’, Finance Corp’s, and our future subordinated indebtedness, if any. The Senior Notes 2029 and the 2029 Guarantees effectively are subordinated in right of payment to all of the Guarantors’, Finance Corp’s, and our existing and future secured debt, including debt under the Credit Agreement and guarantees thereof, to the extent of the value of the assets securing such debt, and are structurally subordinate to all indebtedness of any of our subsidiaries that do not guarantee the Senior Notes 2029.
Senior Notes 2027
On March 7, 2019, the Partnership and Finance Corp co-issued the Senior Notes 2027. The Senior Notes 2027 mature on September 1, 2027, and accrued interest at the rate of 6.875% per year. Interest on the Senior Notes 2027 was payable semi-annually in arrears on each of March 1 and September 1.
The indenture governing the Senior Notes 2027 (the “2027 Indenture”) contained certain financial covenants that we had to comply with in order to make certain restricted payments as described in the 2027 Indenture. As of September 30, 2025, we were in compliance with such financial covenants under the 2027 Indenture.

The Senior Notes 2027 were fully and unconditionally guaranteed (the “2027 Guarantees”), jointly and severally, on a senior unsecured basis by the Guarantors. The Senior Notes 2027 and the 2027 Guarantees were general unsecured obligations and ranked equally in right of payment with all of the Guarantors’, Finance Corp’s, and our existing and future senior indebtedness and senior to the Guarantors’, Finance Corp’s, and our future subordinated indebtedness, if any. The Senior Notes 2027 and the 2027 Guarantees effectively were subordinated in right of payment to all of the Guarantors’, Finance Corp’s, and our existing and future secured debt, including debt under the Credit Agreement and guarantees thereof, to the extent of the value of the assets securing such debt, and were structurally subordinate to all indebtedness of any of our subsidiaries that did not guarantee the Senior Notes 2027. The Senior Notes 2027 were redeemed in full on October 15, 2025. See Note 16 of these unaudited condensed consolidated financial statements for additional information regarding this redemption.
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
The change in Preferred Units outstanding was as follows:

Preferred Units Outstanding
Number of Preferred Units outstanding, December 31, 2024	180,000
Exercise and conversion of Preferred Units into common units	(100,000)
Number of Preferred Units outstanding, September 30, 2025	80,000
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
June 2025 Conversion
On June 3, 2025, the holders of the Preferred Units elected to convert 100,000 Preferred Units into 4,997,126 common units. These Preferred Units were converted into common units and, for our second-quarter 2025 distribution, the holders received the common unit distribution of $0.525 on the 4,997,126 common units in lieu of the Preferred Unit distribution of $24.375 on the converted 100,000 Preferred Units.

Cash Distributions
We have declared and paid per-unit quarterly cash distributions to the holders of the Preferred Units of record as follows:

Payment Date	Distribution per Preferred Unit
February 2, 2024	$24.375
May 3, 2024	24.375
August 2, 2024	24.375
November 1, 2024	24.375
Total 2024 distributions	$97.50

February 7, 2025	$24.375
May 9, 2025	24.375
August 8, 2025	24.375
Total 2025 distributions	$73.125
Announced Quarterly Distribution
On October 16, 2025, we declared a cash distribution of $24.375 per unit on our Preferred Units. The distribution will be paid on November 7, 2025, to the holders of the Preferred Units of record as of the close of business on October 27, 2025.
The changes in the Preferred Units’ balance were as follows (in thousands):

Preferred Units
Balance as of December 31, 2024	$168,809
Cash distributions on Preferred Units	(10,724)
Exercise and conversion of Preferred Units into common units	(92,971)
Net income allocated to Preferred Units	8,288
Balance as of September 30, 2025	$73,402
(10) Partners’ Deficit
Common Units
The changes in common units outstanding were as follows:

Common Units Outstanding
Number of common units outstanding, December 31, 2024	117,314,783
Vesting of phantom units	367,332
Issuance of common units under the DRIP	6,230
Exercise and conversion of Preferred Units into common units	4,997,126
Number of common units outstanding, September 30, 2025	122,685,471
As of September 30, 2025, Energy Transfer held 46,056,228 common units, including 8,000,000 common units held by the General Partner and controlled by Energy Transfer.

Cash Distributions
We have declared and paid per-unit quarterly distributions to our limited partner unitholders of record, including holders of our common, phantom, and restricted units, as follows (dollars in millions, except distribution per unit):

Payment Date	Distribution per Limited Partner Unit	Amount Paid to Common Unitholders	Amount Paid to Phantom and Restricted Unitholders	Total Distribution
February 2, 2024	$0.525	$54.1	$1.0	$55.1
May 3, 2024	0.525	61.4	1.0	62.4
August 2, 2024	0.525	61.4	1.0	62.4
November 1, 2024	0.525	61.5	1.0	62.5
Total 2024 distributions	$2.100	$238.4	$4.0	$242.4

February 7, 2025	$0.525	$61.7	$0.7	$62.4
May 9, 2025	0.525	61.7	0.6	62.3
August 8, 2025	0.525	64.4	0.4	64.8
Total 2025 distributions	$1.575	$187.8	$1.7	$189.5
Announced Quarterly Distribution
On October 16, 2025, we announced a cash distribution of $0.525 per unit on our common units. The distribution will be paid on November 7, 2025, to common unitholders of record as of the close of business on October 27, 2025.
DRIP
During the nine months ended September 30, 2025, distributions of $0.2 million were reinvested under the DRIP resulting in the issuance of 6,230 common units.
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
For the three and nine months ended September 30, 2025, approximately 408,000 and 550,000 incremental unvested phantom and restricted units, respectively, represent the difference between our basic and diluted weighted-average common units outstanding.
For the three and nine months ended September 30, 2024, approximately 1,239,000 and 1,145,000 incremental unvested phantom units, respectively, represent the difference between our basic and diluted weighted-average common units outstanding.

(11) Revenue Recognition
Disaggregation of Revenue
The following table disaggregates our revenue by type of service (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Contract operations revenue	$242,743	$233,919	$724,565	$686,790
Retail parts and services revenue	7,513	6,049	21,050	17,767
Total revenues	$250,256	$239,968	$745,615	$704,557
The following table disaggregates our revenue by timing of provision of services or transfer of goods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Services provided over time:
Primary term	$192,349	$203,887	$588,877	$593,075
Month-to-month	50,394	30,032	135,688	93,715
Total services provided over time	242,743	233,919	724,565	686,790
Services provided or goods transferred at a point in time	7,513	6,049	21,050	17,767
Total revenues	$250,256	$239,968	$745,615	$704,557
Deferred Revenue
We record deferred revenue when cash payments are received or due in advance of our performance. Components of deferred revenue were as follows (in thousands):

	Balance sheet location	September 30, 2025	December 31, 2024
Current (1)	Deferred revenue	$64,894	$63,900
Noncurrent	Other liabilities	4,832	6,616
Total		$69,726	$70,516
________________________________
(1)We recognized $0.7 million and $62.3 million of revenue during the three and nine months ended September 30, 2025, respectively, related to our deferred revenue balance as of December 31, 2024.
Performance Obligations
As of September 30, 2025, the aggregate amount of transaction price allocated to unsatisfied performance obligations related to our contract operations revenue was $1.2 billion. We expect to recognize these remaining performance obligations as follows (in thousands):

	2025 (remainder)	2026	2027	2028	Thereafter	Total
Remaining performance obligations	$189,710	$547,743	$278,596	$109,645	$38,308	$1,164,002
(12) Related Party Transactions
We provide natural gas compression and treating services to entities affiliated with Energy Transfer, which as of September 30, 2025, owned approximately 38% of our limited partner interests and 100% of the General Partner.
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
Related party transactions from those entities affiliated with Energy Transfer on our unaudited condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Related-party revenues	$16,896	$13,694	$48,402	$25,249
Expense reimbursement	717	—	1,723	—
Losses on disposition of assets	—	—	621	—
Balances with related parties from those entities affiliated with Energy Transfer on our unaudited condensed consolidated balance sheets were as follows (in thousands):

	September 30, 2025	December 31, 2024
Related-party receivables	$2,982	$636
Related-party payables	16,815	105
For the three and nine months ended September 30, 2025, we recognized capitalized expense reimbursement of $0.4 million and $0.8 million, respectively, to other assets related to cloud computing arrangement ERP implementation costs. For each of the three and nine months ended September 30, 2025, we recognized capitalized expenditures of $21.0 million to property and equipment, net.
We have binding commitments under purchase orders for new compression units ordered but not received with an entity affiliated with Energy Transfer. The commitments as of September 30, 2025, were $33.7 million.
(13) Commitments and Contingencies
(a)Major Customers
One customer accounted for approximately 11% of total revenues for the three and nine months ended September 30, 2025, respectively, and 12% of total revenues for the three and nine months ended September 30, 2024, respectively.
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
Our U.S. federal income tax returns for the years 2019 and 2020 currently are under examination by the Internal Revenue Service (“IRS”). The IRS has issued preliminary partnership examination changes, resulting in imputed underpayment computations of approximately $29.7 million, including interest, for the 2019 and 2020 tax years. Under the Bipartisan Budget Act of 2015, there are several procedural steps to complete before a final imputed underpayment, if any, is determined. Based on discussions with the IRS, we have accrued $2.9 million, which we believe is a reasonable estimate of the potential loss from the aggregate final imputed underpayment for the years 2019 and 2020. However, the final partnership imputed underpayment, if any, has not been determined. Once determined, our General Partner may elect to either pay the imputed underpayment, if any, (including any applicable penalties and interest) directly to the IRS or, if eligible, issue a revised information statement to each unitholder, or former unitholder as applicable, with respect to an audited and adjusted return.

(d)Equipment Purchase Commitments
Our future capital commitments are comprised of binding commitments under purchase orders for new compression units ordered but not received. The commitments as of September 30, 2025, were $33.7 million, all of which is expected to be settled within the next 12 months.
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
(15) Recent Accounting Pronouncements
In November 2024, FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 requires disclosure of specified information about certain costs and expenses in the notes to the consolidated financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 is to be applied on a prospective basis, with retrospective application permitted. We are currently evaluating the impact of ASU 2024-03 on our consolidated financial statements and related disclosures.
In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 improves and enhances income tax disclosure requirements, including new disclosures related to tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, and interim periods within annual periods beginning after December 15, 2025, with early adoption permitted. ASU 2023-09 is to be applied on a prospective basis, with retrospective application permitted. We expect to include additional disclosures beginning with the annual financial statements for the period ending December 31, 2025, to comply with the requirements of ASU 2023-09.
(16) Subsequent Event
Redemption of Senior Notes 2027
On September 15, 2025, we provided notice to the holders of our Senior Notes 2027 that, contingent on receipt of the proceeds from the Senior Notes 2033, the Senior Notes 2027 would be redeemed in full at par, plus accrued and unpaid interest, on October 15, 2025 (the “Redemption”). The net proceeds from the issuance and sale of the Senior Notes 2033, together with borrowings under our Credit Agreement, were used to fund the Redemption. Prior to the completion of the Redemption, we applied the net proceeds from the Senior Notes 2033 to repay outstanding borrowings under our Credit Agreement. The Redemption was completed on October 15, 2025.

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
•changes in general economic conditions, including inflation, supply chain disruptions, trade tensions or tariff impacts;
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
•the macroeconomic, regulatory or other potential effects of a prolonged government shutdown;
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

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2025	2024		2025	2024
Fleet horsepower (at period end) (1)	3,872,918	3,862,445	0.3%	3,872,918	3,862,445	0.3%
Total available horsepower (at period end) (2)	3,879,218	3,867,621	0.3%	3,879,218	3,867,621	0.3%
Revenue-generating horsepower (at period end) (3)	3,562,472	3,570,508	(0.2)%	3,562,472	3,570,508	(0.2)%
Average revenue-generating horsepower (4)	3,549,412	3,560,891	(0.3)%	3,552,674	3,516,460	1.0%
Average revenue per revenue-generating horsepower per month (5)	$21.46	$20.60	4.2%	$21.28	$20.28	4.9%
Revenue-generating compression units (at period end)	4,154	4,270	(2.7)%	4,154	4,270	(2.7)%
Average horsepower per revenue-generating compression unit (6)	853	834	2.3%	846	827	2.3%
Horsepower utilization (7):
At period end	94.0%	94.4%	(0.4)%	94.0%	94.4%	(0.4)%
Average for the period (8)	94.0%	94.6%	(0.6)%	94.3%	94.7%	(0.4)%
________________________________
(1)Fleet horsepower is horsepower for compression units that have been delivered to us and excludes 14,985 and 23,030 of non-marketable horsepower as of September 30, 2025 and 2024, respectively. As of September 30, 2025, we had 28,900 large horsepower on order for delivery, all of which is expected to be delivered within the next 12 months.
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
(7)Horsepower utilization is calculated as (i) the sum of (a) revenue-generating horsepower, (b) horsepower in our fleet that is under contract but is not yet generating revenue, and (c) horsepower not yet in our fleet that is under contract but not yet generating revenue and that is expected to be delivered, divided by (ii) total available horsepower less idle horsepower that is under repair. Horsepower utilization based on revenue-generating horsepower and fleet horsepower as of September 30, 2025 and 2024, was 92.0% and 92.4%, respectively.
(8)Calculated as the average utilization for the months in the period based on utilization at the end of each month in the period. Average horsepower utilization based on revenue-generating horsepower and fleet horsepower for the three months ended September 30, 2025 and 2024, was 91.8% and 92.3%, respectively. Average horsepower utilization based on revenue-generating horsepower and fleet horsepower for the nine months ended September 30, 2025 and 2024, was 91.9% and 91.5%, respectively.
The 4.2% and 4.9% increases in average revenue per revenue-generating horsepower per month for the three and nine months ended September 30, 2025, respectively, compared to the three and nine months ended September 30, 2024, primarily was due to higher market-based rates on newly deployed and redeployed compression units, and CPI-based and other market-based price increases on existing customer contracts that occur as market conditions permit.
The 2.7% decreases in revenue-generating compression units for both the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, primarily were due to (i) small-horsepower units coming off contract, offset by (ii) deployment of new and redeployment of previously idle large-horsepower units.

The 2.3% increases in average horsepower per revenue-generating compression unit for both the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, primarily was due to an increase in large-horsepower compression units deployed.
Financial Results of Operations
Three months ended September 30, 2025, compared to the three months ended September 30, 2024
The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2025	2024
Revenues:
Contract operations	$227,990	$220,518	3.4%
Parts and service	5,370	5,756	(6.7)%
Related party	16,896	13,694	23.4%
Total revenues	250,256	239,968	4.3%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	76,951	81,814	(5.9)%
Depreciation and amortization	71,222	67,237	5.9%
Selling, general, and administrative	16,694	15,364	8.7%
Loss (gain) on disposition of assets	830	(123)	*
Impairment of assets	622	—	*
Total costs and expenses	166,319	164,292	1.2%
Operating income	83,937	75,676	10.9%
Other income (expense):
Interest expense, net	(47,066)	(49,361)	(4.6)%
Loss on derivative instrument	—	(6,218)	*
Other	24	23	4.3%
Total other expense	(47,042)	(55,556)	(15.3)%
Net income before income tax expense	36,895	20,120	83.4%
Income tax expense	2,407	793	203.5%
Net income	$34,488	$19,327	78.4%
________________________________
*Not meaningful
Contract operations revenue. The $7.5 million increase in contract operations revenue for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily was due to (i) a 4.2% increase in average revenue per revenue-generating horsepower per month as a result of higher market-based rates on newly deployed and redeployed compression units, and CPI-based and other market-based price increases on existing customer contracts that occur as market conditions permit, partially offset by (ii) a $1.7 million decrease in contract operations revenue from existing customers acquired by Energy Transfer since the previous period that are now classified as related-party revenue in the current period and (iii) a $1.4 million decrease in revenue attributable to natural gas treating services.
Average revenue per revenue-generating horsepower per month associated with our compression services provided on a month-to-month basis did not differ significantly from the average revenue per revenue-generating horsepower per month associated with our compression services provided under contracts in their primary term during the period.
Parts and service revenue. The $0.4 million decrease in parts and service revenue for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily was due to a decrease in maintenance work performed on units outside the scope of our core maintenance activities and in directly reimbursable freight and crane charges that are the financial responsibility of the customers. Demand for retail parts and services fluctuates from period to period based on varying customer needs.

Related-party revenue. Related-party revenue was earned through related-party transactions that occur in the ordinary course of business with various affiliated entities of Energy Transfer. The $3.2 million increase in related-party revenue for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily was due to revenue recognized from existing customers acquired by Energy Transfer since the previous period that are now classified as related-party revenue in the current period and an overall increase in compression services and parts and service revenue from entities affiliated with Energy Transfer.
Cost of operations, exclusive of depreciation and amortization. The $4.9 million decrease in cost of operations, exclusive of depreciation and amortization, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily was due to (i) a $4.7 million decrease in fluids expense driven by decreased pricing, (ii) a $2.9 million decrease in non-income taxes resulting from a prior year sales tax refund receipt, offset by (iii) a $1.9 million increase in direct labor costs due to increased operating headcount and higher employee costs, (iv) a $1.0 million increase in parts expense associated with higher cost and usage, and (v) a $0.7 million increase in retail parts and service expenses.
Depreciation and amortization expense. The $4.0 million increase in depreciation and amortization expense for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily was due to overhauls and major improvements to compression units.
Selling, general, and administrative expense. The $1.3 million increase in selling, general, and administrative expense for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily was due to (i) a $2.4 million increase in severance charges and other employee costs primarily related to the departure of certain senior management as well as retention and relocation payments related to the shared services integration during the current period, (ii) a $0.4 million increase in insurance and other administrative expenses and (iii) a $0.3 million increase in outside services and professional fees, partially offset by (iv) a $1.4 million decrease in unit-based compensation expense attributable to lower unit-based compensation expense resulting from the forfeiture and vesting of certain awards by certain former senior management and mark-to-market changes to our unit-based compensation liability that occurred as a result of changes to our per-unit trading price as of September 30, 2025 and (v) a $0.7 million decrease in employee related expenses due to decreased administrative headcount and lower employee costs.
Impairment of assets. The $0.6 million impairment of assets for the three months ended September 30, 2025 primarily resulted from our evaluation of the future deployment of our idle fleet under current market conditions. The primary circumstances supporting this impairment were: (i) unmarketability of certain compression units into the foreseeable future, (ii) excessive maintenance costs associated with certain fleet assets, and (iii) prohibitive retrofitting costs that likely would prevent certain compression units from securing customer acceptance. These compression units were written down to their estimated salvage values, if any.
As a result of our evaluation during the three months ended September 30, 2025, we retired five compression units, with approximately 2,900 of aggregate horsepower, that previously were used to provide compression services in our business.
Interest expense, net. The $2.3 million decrease in interest expense, net for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily was due to lower weighted-average interest rates under the Credit Agreement and lower aggregate borrowings.
Loss on derivative instrument. The $6.2 million loss on derivative instrument for the three months ended September 30, 2024, resulted from the change in fair value of the interest-rate swap due to changes in the interest-rate forward curve and cash received during the period. This interest-rate swap was terminated in August 2024; see Note 7 to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this report for additional information on this interest-rate swap and termination.
Income tax expense. The $1.6 million increase in income tax expense for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily was related to a charge of $1.9 million. We believe that this amount, together with amounts previously accrued, is a reasonable estimate of the potential loss from the aggregate final imputed underpayment for the years 2019 and 2020 with the IRS. See Note 13 to our unaudited condensed consolidated financial statements under Part I, Item 1 “Financial Statements” of this report for additional information regarding our IRS audit for the years 2019 and 2020.

Nine months ended September 30, 2025, compared to the nine months ended September 30, 2024
The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2025	2024
Revenues:
Contract operations	$680,242	$662,265	2.7%
Parts and service	16,971	17,043	(0.4)%
Related party	48,402	25,249	91.7%
Total revenues	745,615	704,557	5.8%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	245,068	235,048	4.3%
Depreciation and amortization	212,456	195,801	8.5%
Selling, general, and administrative	48,452	52,364	(7.5)%
Loss on disposition of assets	2,194	1,113	*
Impairment of assets	7,509	311	*
Total costs and expenses	515,679	484,637	6.4%
Operating income	229,936	219,920	4.6%
Other income (expense):
Interest expense, net	(142,109)	(144,855)	(1.9)%
Loss on debt extinguishment	—	(4,966)	*
Gain on derivative instrument	—	5,684	*
Other	65	83	(21.7)%
Total other expense	(142,044)	(144,054)	(1.4)%
Net income before income tax expense	87,892	75,866	15.9%
Income tax expense	4,333	1,728	150.8%
Net income	$83,559	$74,138	12.7%
________________________________
*Not meaningful
Contract operations revenue. The $18.0 million increase in contract operations revenue for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily was due to (i) a 4.9% increase in average revenue per revenue-generating horsepower per month, as a result of higher market-based rates on newly deployed and redeployed compression units, and CPI-based and other market-based price increases on existing customer contracts that occur as market conditions permit, (ii) a 1.0% increase in average revenue-generating horsepower as a result of increased demand for our services, commensurate with an overall increase in crude oil and natural gas produced within the U.S., partially offset by (iii) a $18.7 million decrease in contract operations revenue from existing customers acquired by Energy Transfer since the previous period that are now classified as related-party revenue in the current period and (iv) a $6.7 million decrease in revenue attributable to natural gas treating services.
Average revenue per revenue-generating horsepower per month associated with our compression services provided on a month-to-month basis did not differ significantly from the average revenue per revenue-generating horsepower per month associated with our compression services provided under contracts in their primary term during the period.
Parts and service revenue. The $0.1 million decrease in parts and service revenue for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily was due to a decrease in maintenance work performed on units outside the scope of our core maintenance activities and in directly reimbursable freight and crane charges that are the financial responsibility of the customers. Demand for retail parts and services fluctuates from period to period based on varying customer needs.
Related-party revenue. Related-party revenue was earned through related-party transactions that occur in the ordinary course of business with various affiliated entities of Energy Transfer. The $23.2 million increase in related-party revenue for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily was due to revenue recognized from existing customers acquired by Energy Transfer since the previous period that are now classified as related-party revenue in the current period.
Cost of operations, exclusive of depreciation and amortization. The $10.0 million increase in cost of operations, exclusive of depreciation and amortization, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily was due to (i) a $8.4 million increase in direct labor costs due to increased operating headcount associated with increased average revenue-generating horsepower and higher employee costs, (ii) a $6.2 million increase in parts expense resulting from higher costs and increased usage associated with increased average revenue-generating horsepower, (iii) a $2.2 million increase in retail parts and service expenses, for which a corresponding increase in parts and service revenue also occurred, offset by (iv) a $5.3 million decrease in fluids expense driven by decreased pricing and (v) a $2.8 million decrease in non-income taxes due to a prior year sales tax refund receipt.
Depreciation and amortization expense. The $16.7 million increase in depreciation and amortization expense for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily was due to overhauls and major improvements to compression units.
Selling, general, and administrative expense. The $3.9 million decrease in selling, general, and administrative expense for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily was due to (i) a $7.7 million decrease in unit-based compensation expense attributable to lower unit-based compensation expense resulting from the forfeiture and vesting of certain awards by certain former senior management and mark-to-market changes to our unit-based compensation liability that occurred as a result of changes to our per-unit trading price as of September 30, 2025, (ii) a $2.1 million decrease in employee related expenses due to decreased administrative headcount and lower employee costs, and (iii) a $0.6 million decrease in professional fees primarily related to an initiative to improve business performance, partially offset by (iv) a $4.2 million increase in severance charges and other employee costs primarily related to the departure of certain senior management as well as retention and relocation payments related to the shared services integration during the current period and (v) a $2.0 million increase in insurance and other administrative expenses.
Impairment of assets. The $7.5 million and $0.3 million impairments of assets for the nine months ended September 30, 2025 and 2024, respectively, primarily resulted from our evaluation of the future deployment of idle fleet under current market conditions. The primary circumstances supporting these impairments were: (i) unmarketability of certain compression units into the foreseeable future, (ii) excessive maintenance costs associated with certain fleet assets, and (iii) prohibitive retrofitting costs that likely would prevent certain compression units from securing customer acceptance. These compression units were written down to their estimated salvage values, if any.
As a result of our evaluations during the nine months ended September 30, 2025 and 2024, we retired 26 and two compression units, respectively, with approximately 19,000 and 1,300 aggregate horsepower, respectively, that previously were used to provide compression services in our business.
Interest expense, net. The $2.7 million decrease in interest expense, net for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily was due to lower weighted-average interest rates under the Credit Agreement and decreased aggregate borrowings.
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
Gain on derivative instrument. The $5.7 million gain on derivative instrument for the nine months ended September 30, 2024 resulted from the change in fair value of the interest-rate swap due to changes in the interest-rate forward curve and cash received during the period. This interest-rate swap was terminated in August 2024; see Note 7 to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this report for additional information on this interest-rate swap and termination.
Income tax expense. The $2.6 million increase in income tax expense for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily was related to a charge of $2.9 million. We believe that this amount is a reasonable estimate of the potential loss from the aggregate final imputed underpayment for the years 2019 and 2020 with the IRS. See Note 13 to our unaudited condensed consolidated financial statements under Part I, Item 1 “Financial Statements” of this report for additional information regarding our IRS audit for the years 2019 and 2020.

Other Financial Data
The following table summarizes other financial data for the periods presented (dollars in thousands):

Other Financial Data: (1)	Three Months Ended September 30,				Increase (Decrease)	Nine Months Ended September 30,				Increase (Decrease)
	2025		2024			2025		2024
Gross margin	$102,083		$90,917		12.3%	$288,091		$273,708		5.3%
Adjusted gross margin	$173,305		$158,154		9.6%	$500,547		$469,509		6.6%
Adjusted gross margin percentage (2)	69.3%		65.9%		3.4%	67.1%		66.6%		0.5%
Adjusted EBITDA	$160,265		$145,690		10.0%	$459,261		$428,758		7.1%
Adjusted EBITDA percentage (2)	64.0%		60.7%		3.3%	61.6%		60.9%		0.7%
DCF	$103,845		$86,606		19.9%	$282,466		$259,058		9.0%
DCF Coverage Ratio	1.61	x	1.41	x	14.2%	1.48	x	1.41	x	5.0%
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
Gross margin. The $11.2 million increase in gross margin for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, was due to (i) a $10.3 million increase in revenues and (ii) a $4.9 million decrease in cost of operations, exclusive of depreciation and amortization, offset by (iii) a $4.0 million increase in depreciation and amortization.
The $14.4 million increase in gross margin for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was due to (i) a $41.1 million increase in revenues, offset by (ii) a $10.0 million increase in cost of operations, exclusive of depreciation and amortization, and (iii) a $16.7 million increase in depreciation and amortization.
Adjusted gross margin. The $15.2 million increase in Adjusted gross margin for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, was due to a $10.3 million increase in revenues and a $4.9 million decrease in cost of operations, exclusive of depreciation and amortization.
The $31.0 million increase in Adjusted gross margin for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was due to a $41.1 million increase in revenues, offset by a $10.0 million increase in cost of operations, exclusive of depreciation and amortization.
Adjusted EBITDA. The $14.6 million increase in Adjusted EBITDA for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily was due to a $15.2 million increase in Adjusted gross margin, offset by a $0.4 million increase in selling, general, and administrative expenses, excluding unit-based compensation expense, transaction expenses, and severance charges and other employee costs.
The $30.5 million increase in Adjusted EBITDA for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily was due to a $31.0 million increase in Adjusted gross margin.
DCF. The $17.2 million increase in DCF for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily was due to (i) a $14.6 million increase in Adjusted EBITDA, (ii) a $2.4 million decrease in distributions on Preferred Units due to the conversion of 100,000 Preferred Units to 4,997,126 common units, and (iii) a $2.2 million decrease in cash interest expense, net, offset by (iv) a $2.0 million decrease in cash received on derivative instrument.
The $23.4 million increase in DCF for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily was due to (i) a $30.5 million increase in Adjusted EBITDA, (ii) a $4.9 million decrease in distributions on Preferred Units due to the conversion of 100,000 Preferred Units to 4,997,126 common units, and (iii) a $2.8 million decrease in cash interest expense, net, offset by (iv) a $7.8 million increase in maintenance capital expenditures and (v) a $6.9 million decrease in cash received on derivative instrument.

DCF Coverage Ratio. The increase in DCF Coverage Ratio for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, was due to the increase in DCF for the period, partially offset by increased distributions due to an increase in the number of common units.
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
We classify capital expenditures as maintenance or expansion on an individual-asset basis. Over the long term, we expect that our maintenance capital expenditure requirements will continue to increase as the overall size and age of our fleet increases. Our aggregate maintenance capital expenditures for the nine months ended September 30, 2025 and 2024, were $31.6 million and $23.8 million, respectively. We currently plan to spend between $38.0 million and $42.0 million in maintenance capital expenditures for the year 2025, including parts consumed from inventory.
Without giving effect to any equipment that we may acquire pursuant to any future acquisitions, we currently plan to spend between $115.0 million and $125.0 million in expansion capital expenditures for the year 2025. Our expansion capital expenditures for the nine months ended September 30, 2025 and 2024, were $77.6 million and $205.9 million, respectively.
As of September 30, 2025, we had binding commitments to purchase $33.7 million worth of additional compression units and serialized parts, all of which is expected to be settled within the next 12 months.
Cash Flows
The following table summarizes our sources and uses of cash for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$254,774	$211,139
Net cash used in investing activities	(63,776)	(175,094)
Net cash used in financing activities	(191,012)	(35,977)

Net cash provided by operating activities. The $43.6 million increase in net cash provided by operating activities for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily was due to (i) a $55.5 million decrease in inventory purchases and (ii) a $19.7 million increase in net income excluding non-cash charges, partially offset by (iii) a $23.9 million increase in interest payments due to the timing of payments related to our refinance of our Senior Notes 2026 and (iv) a $7.7 million increase in other working capital.
Net cash used in investing activities. The $111.3 million decrease in net cash used in investing activities for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was primarily due to a $110.3 million decrease in capital expenditures for purchases of new compression units, overhauls and major improvements, and purchases of other equipment.
Net cash used in financing activities. The $155.0 million increase in net cash used in financing activities for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily was due to (i) a $250.0 million decrease in proceeds from the issuances of senior notes, (ii) a $648.8 million decrease in net borrowings under the Credit Agreement, (iii) a $10.6 million increase in common unit distributions, (iv) a $5.9 million increase in cash paid related to the net settlement of unit-based awards, partially offset by (v) a $748.8 million decrease in investments in government securities purchased in connection with the Defeasance of the Senior Notes 2026, (vi) a $9.3 million decrease in Preferred Unit distributions, and (vii) a $1.2 million decrease in deferred financing costs.
Revolving Credit Facility
As of September 30, 2025, we had outstanding borrowings under the Credit Agreement of $54.7 million and, after accounting for outstanding letters of credit in the amount of $0.8 million, $1.69 billion of remaining unused availability, of which, due to restrictions related to compliance with the applicable financial covenants, $1.02 billion was available to be drawn. As of September 30, 2025, we were in compliance with all of our covenants under the Credit Agreement.
As of October 31, 2025, we had outstanding borrowings under the Credit Agreement of $790 million and outstanding letters of credit of $0.8 million, which includes borrowings used to pay the redemption price of our Senior Notes 2027 as discussed below.
On August 27, 2025, the Partnership amended and restated its existing credit agreement by entering into the Credit Agreement. The Credit Agreement matures on August 27, 2030, except that (1) if more than $50.0 million of the Senior Notes 2027 are outstanding on June 2, 2027, the Credit Agreement will mature on June 2, 2027 and (2) if more than $50.0 million of the Senior Notes 2029 are outstanding on December 14, 2028, the Credit Agreement will mature on December 14, 2028.
The Credit Agreement provides for an asset-based revolving credit facility to be made available to the Partnership in an aggregate amount of up to $1.75 billion (subject to availability under our borrowing base), with further potential increase of up to $300 million. Borrowings under the Credit Agreement will bear interest at a per annum interest rate equal to, at the Partnership’s option, either the Alternate Base Rate, one-month SOFR (which shall only be available for swingline loans made under the Credit Agreement), Daily Simple SOFR or SOFR plus, in each case, the applicable margin. “Alternate Base Rate” means the greatest of (1) the prime rate, (2) the federal funds effective rate plus 0.50% and (3) one-month SOFR rate plus 1.00%. The applicable margin for borrowings varies (a) in the case of Daily Simple SOFR and SOFR loans, from 1.75% to 2.50% per annum and (b) in the case of Alternate Base Rate loans and one-month SOFR loans, from 0.75% to 1.50% per annum, and will be determined based on a total leverage ratio pricing grid. In addition, the Partnership is required to pay commitment fees based on the daily unused amount of the Credit Agreement in an amount per annum equal to 0.25%. Amounts borrowed and repaid under the Credit Agreement may be re-borrowed. The Partnership must also maintain, on a consolidated basis, as of the last day of each fiscal quarter a Total Leverage Ratio (as defined in the Credit Agreement) of not greater than 5.50 to 1.00 or less than 0.00 to 1.00, an Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 2.50 to 1.00 and a Secured Leverage Ratio (as defined in the Credit Agreement) of not greater than 3.00 to 1.00 or less than 0.00 to 1.00. The Credit Agreement also contains various customary representations and warranties, affirmative covenants and events of default.
For a more detailed description of the Credit Agreement, see Note 8 to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this report. For a more detailed description of our previous credit agreement, which was in place until August 27, 2025, please see Note 10 to the consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” included in our 2024 Annual Report.
Senior Notes
As of September 30, 2025, we had $750.0 million, $1.0 billion, and $750.0 million aggregate principal amount outstanding on our Senior Notes 2027, Senior Notes 2029, and Senior Notes 2033, respectively.

The Senior Notes 2027 accrued interest at the rate of 6.875% per year. Interest on the Senior Notes 2027 was payable semi-annually in arrears on each of March 1 and September 1. On September 15, 2025, we provided notice to the holders of our Senior Notes 2027 that, contingent on receipt of the proceeds from the Senior Notes 2033, the Senior Notes 2027 would be redeemed in full at par, plus accrued and unpaid interest, on October 15, 2025 (the “Redemption”). The Redemption was completed on October 15, 2025. For additional information on the Redemption, see Note 16 to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this report.
The Senior Notes 2029 are due on March 15, 2029, and accrue interest at the rate of 7.125% per year. Interest on the Senior Notes 2029 is payable semi-annually in arrears on each of March 15 and September 15.
The Senior Notes 2033 are due on October 1, 2033, and accrue interest at the rate of 6.250% per year. Interest on the Senior Notes 2033 is payable semi-annually in arrears on each of April 1 and October 1, commencing on April 1, 2026.
For more detailed descriptions of the Senior Notes 2027, Senior Notes 2029, and Senior Notes 2033, see Note 8 to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this report and Note 10 to the consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” included in our 2024 Annual Report.
DRIP
During the nine months ended September 30, 2025, distributions of $0.2 million were reinvested under the DRIP resulting in the issuance of 6,230 common units. Such distributions are treated as non-cash transactions in the accompanying unaudited condensed consolidated statements of cash flows included under Part I, Item 1 “Financial Statements” of this report.
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
The following table reconciles Adjusted gross margin to gross margin, its most directly comparable GAAP financial measure, for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenues	$250,256	$239,968	$745,615	$704,557
Cost of operations, exclusive of depreciation and amortization	(76,951)	(81,814)	(245,068)	(235,048)
Depreciation and amortization	(71,222)	(67,237)	(212,456)	(195,801)
Gross margin	$102,083	$90,917	$288,091	$273,708
Depreciation and amortization	71,222	67,237	212,456	195,801
Adjusted gross margin	$173,305	$158,154	$500,547	$469,509
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

The following table reconciles Adjusted EBITDA to net income and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$34,488	$19,327	$83,559	$74,138
Interest expense, net	47,066	49,361	142,109	144,855
Depreciation and amortization	71,222	67,237	212,456	195,801
Income tax expense	2,407	793	4,333	1,728
EBITDA	$155,183	$136,718	$442,457	$416,522
Unit-based compensation expense (1)	1,167	2,669	2,815	11,000
Transaction expenses (2)	—	(15)	—	156
Severance charges and other employee costs (3)	2,463	223	4,286	374
Loss (gain) on disposition of assets	830	(123)	2,194	1,113
Loss on extinguishment of debt (4)	—	—	—	4,966
Gain (loss) on derivative instrument	—	6,218	—	(5,684)
Impairment of assets (5)	622	—	7,509	311
Adjusted EBITDA	$160,265	$145,690	$459,261	$428,758
Interest expense, net	(47,066)	(49,361)	(142,109)	(144,855)
Non-cash interest expense	2,133	2,251	6,605	6,503
Income tax expense	(2,407)	(793)	(4,333)	(1,728)
Transaction expenses	—	15	—	(156)
Severance charges and other employee costs	(2,463)	(223)	(4,286)	(374)
Cash received on derivative instrument	—	2,000	—	6,888
Other	(16)	330	30	427
Changes in operating assets and liabilities	(34,567)	(51,428)	(60,394)	(84,324)
Net cash provided by operating activities	$75,879	$48,481	$254,774	$211,139
________________________________
(1)For the three and nine months ended September 30, 2025, unit-based compensation expense included $0.4 million and $1.6 million, respectively, of cash payments related to quarterly payments of DERs on outstanding phantom and restricted unit awards. For the three and nine months ended September 30, 2024, unit-based compensation expense included $1.0 million and $3.0 million, respectively, of cash payments related to quarterly payments of DERs on outstanding phantom unit awards. The nine months ended September 30, 2025 also reflected a $2.1 million reversal of unit-based compensation expense resulting from the forfeiture of certain awards by certain former senior management.
For the three and nine months ended September 30, 2025, unit-based compensation included $2.5 million and $5.7 million, respectively, related to the cash portion of the settlement of phantom unit awards upon vesting. The remainder of unit-based compensation expense for all periods was related to non-cash adjustments to the unit-based compensation liability and other non-cash unit-based compensation expense.
(2)Represents certain expenses related to potential and completed transactions and other items. We believe it is useful to investors to exclude these expenses.
(3)Severance charges and other employee costs includes (i) severance payments to former employees of the Partnership, (ii) retention payments to employees of the Partnership that have executed agreements to maintain operations during the shared services integration but do not intend to remain employed with the Partnership after their retention period, and (iii) relocation payments to employees of the Partnership for relocation resulting from the shared services integration and the relocation of the Partnership’s headquarters to Dallas, Texas. These retention payments are incremental to the affected employees’ base pay. For the three and nine months ended September 30, 2025, severance charges and other employee costs included $0.1 million and $0.4 million related to retention payments, respectively, and $0.3 million and $0.6 million related to relocation payments, respectively.
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

The following table reconciles DCF to net income and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$34,488	$19,327	$83,559	$74,138
Non-cash interest expense	2,133	2,251	6,605	6,503
Depreciation and amortization	71,222	67,237	212,456	195,801
Non-cash income tax expense (benefit)	(16)	330	30	427
Unit-based compensation expense (1)	1,167	2,669	2,815	11,000
Transaction expenses (2)	—	(15)	—	156
Severance charges and other employee costs (3)	2,463	223	4,286	374
Other (4)	1,876	—	2,876	—
Loss (gain) on disposition of assets	830	(123)	2,194	1,113
Loss on extinguishment of debt (5)	—	—	—	4,966
Change in fair value of derivative instrument	—	8,218	—	1,204
Impairment of assets (6)	622	—	7,509	311
Distributions on Preferred Units	(1,950)	(4,388)	(8,288)	(13,163)
Maintenance capital expenditures (7)	(8,990)	(9,123)	(31,576)	(23,772)
DCF	$103,845	$86,606	$282,466	$259,058
Maintenance capital expenditures	8,990	9,123	31,576	23,772
Transaction expenses	—	15	—	(156)
Severance charges and other employee costs	(2,463)	(223)	(4,286)	(374)
Distributions on Preferred Units	1,950	4,388	8,288	13,163
Other	(1,876)	—	(2,876)	—
Changes in operating assets and liabilities	(34,567)	(51,428)	(60,394)	(84,324)
Net cash provided by operating activities	$75,879	$48,481	$254,774	$211,139
________________________________
(1)For the three and nine months ended September 30, 2025, unit-based compensation expense included $0.4 million and $1.6 million, respectively, of cash payments related to quarterly payments of DERs on outstanding phantom and restricted unit awards. For the three and nine months ended September 30, 2024, unit-based compensation expense included $1.0 million and $3.0 million, respectively, of cash payments related to quarterly payments of DERs on outstanding phantom unit awards. The nine months ended September 30, 2025 also reflected a $2.1 million reversal of unit-based compensation expense resulting from the forfeiture of certain awards by certain former senior management.
For the three and nine months ended September 30, 2025, unit-based compensation included $2.5 million and $5.7 million, respectively, related to the cash portion of the settlement of phantom unit awards upon vesting. The remainder of unit-based compensation expense for all periods was related to non-cash adjustments to the unit-based compensation liability and other non-cash unit-based compensation expense.
(2)Represents certain expenses related to potential and completed transactions and other items. We believe it is useful to investors to exclude these expenses.
(3)Severance charges and other employee costs includes (i) severance payments to former employees of the Partnership, (ii) retention payments to employees of the Partnership that have executed agreements to maintain operations during the shared services integration but do not intend to remain employed with the Partnership after their retention period, and (iii) relocation payments to employees of the Partnership for relocation resulting from the shared services integration and the relocation of the Partnership’s headquarters to Dallas, Texas. These retention payments are incremental to the affected employees’ base pay. For the three and nine months ended September 30, 2025, severance charges and other employee costs included $0.1 million and $0.4 million related to retention payments, respectively, and $0.3 million and $0.6 million related to relocation payments, respectively.
(4)Represents incremental cash income tax expense accrued for the three and nine months ended September 30, 2025. We believe that the amount accrued as of September 30, 2025 is a reasonable estimate of the potential loss from the aggregate final imputed underpayment for the federal tax years 2019 and 2020.

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
The following table summarizes our DCF Coverage Ratio for the periods presented (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
DCF	$103,845		$86,606		$282,466		$259,058

Distributions for DCF Coverage Ratio (1)	$64,410		$61,437		$190,550		$184,288

DCF Coverage Ratio	1.61	x	1.41	x	1.48	x	1.41	x
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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to any natural gas or crude oil in connection with our rendered services, and accordingly, we do not bear direct exposure to fluctuating commodity prices. However, the demand for our compression services depends on the continued demand for, and production of, natural gas and crude oil. Sustained low natural gas or crude oil prices over the long term could result in a decline in the production of natural gas or crude oil, which could result in reduced demand for our compression services. We do not intend to hedge our indirect exposure to fluctuating commodity prices. A one percent decrease in average revenue-generating horsepower during the nine months ended September 30, 2025 would result in an annual decrease of approximately $9.1 million and $6.1 million in our revenue and Adjusted gross margin, respectively. Adjusted gross margin is a non-GAAP financial measure. For a reconciliation of Adjusted gross margin to gross margin, its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” of this report.
Interest Rate Risk
We are exposed to market risk due to variable interest rates under the Credit Agreement.
As of September 30, 2025, we had $54.7 million of variable-rate indebtedness outstanding at a weighted-average interest rate of 7.35%. Based on our September 30, 2025 variable-rate indebtedness outstanding, a one percent increase or decrease, respectively, in the effective interest rate would result in an annual increase or decrease, respectively, in our interest expense of approximately $0.5 million. Assuming the Redemption took place on September 30, 2025, we would have had $811.0 million of variable-rate indebtedness outstanding as of such date. Based on this amount of variable-rate indebtedness outstanding and the September 30, 2025 weighted-average interest rate of 7.35%, a one percent increase or decrease, respectively, in the effective interest rate would result in an annual increase or decrease, respectively, in our interest expense of approximately $8.1 million.
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

ITEM 4.    Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025, at the reasonable assurance level.
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
3.1
Certificate of Limited Partnership of USA Compression Partners, LP (incorporated by reference to Exhibit 3.1 to Amendment No. 3 of the Partnership’s registration statement on Form S-1 (Registration No. 333-174803) filed on December 21, 2011)

3.2
Second Amended and Restated Agreement of Limited Partnership of USA Compression Partners, LP (incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on April 6, 2018)

4.1
Indenture, dated as of September 24, 2025 by and among USA Compression Partners, LP, USA Compression Finance Corp., the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on September 26, 2025)

4.2	Form of 6.250% Senior Note due 2033 (incorporated by reference to Exhibit 4.2 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on September 26, 2025)
10.1
Eighth Amended and Restated Credit Agreement, dated as of August 27, 2025, among USA Compression Partners, LP, as borrower, the guarantors party thereto from time to time, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent and issuing bank (incorporated by reference to Exhibit 10.1 to the Partnership's Current Report on Form 8-K (File No. 001-35779) filed on August 27, 2025)

10.2†*	Amendment to Employment Agreement, dated July 3, 2025, between USA Compression GP, LLC and Christopher W. Porter
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*
The following materials from USA Compression Partners, LP’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) our unaudited condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, (ii) our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024, (iii) our unaudited condensed consolidated statements of changes in partners’ deficit for the nine months ended September 30, 2025 and 2024, (iv) our unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024, and (v) the related notes to our unaudited condensed consolidated financial statements.

104*	The cover page from this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, formatted in Inline XBRL (included with Exhibit 101.1)
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

USA COMPRESSION PARTNERS, LP

		By:	USA Compression GP, LLC its General Partner

Date:	November 5, 2025	By:	/s/ Christopher M. Paulsen
Christopher M. Paulsen
Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

		By:	/s/ Julie A. McEwen
Julie A. McEwen
Vice President and Controller (Principal Accounting Officer)