Form 10-K
period 2025-12-31
USA Compression Partners, LP
filed 2026-02-17
CIK 1522727

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 001-35779
USA Compression Partners, LP
(Exact name of registrant as Specified in its charter)

Delaware	75-2771546
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8115 Preston Road, Suite 700
Dallas, Texas 75225
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (214) 545-0440
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of common units held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter was $1.9 billion. This calculation does not reflect a determination that such persons are affiliates for any other purpose.
As of February 12, 2026, there were 144,972,358 common units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: NONE

i

Glossary
The abbreviations, acronyms, and industry terminology used in this Annual Report are defined as follows:

Credit Agreement	Eighth Amended and Restated Credit Agreement, dated as of August 27, 2025, by and among USA Compression Partners, LP, as borrower, the guarantors party thereto from time to time, the lenders party thereto from time to time, as may be amended from time to time, and any predecessor thereto if the context so dictates
CPI	Consumer Price Index for all Urban Consumers
DERs	distribution equivalent rights
DRIP	distribution reinvestment plan
EBITDA	earnings before interest, taxes, depreciation, and amortization
EIA	United States Energy Information Agency
Energy Transfer	Energy Transfer LP
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	generally accepted accounting principles of the United States of America
LNG	Liquefied natural gas
NYSE	New York Stock Exchange
Partnership Agreement	Second Amended and Restated Agreement of Limited Partnership of USA Compression Partners, LP
Preferred Units	Series A Preferred Units representing limited partner interests in USA Compression Partners, LP
SEC	United States Securities and Exchange Commission
Senior Notes 2026	$725.0 million aggregate principal amount of senior notes due on April 1, 2026
Senior Notes 2027	$750.0 million aggregate principal amount of senior notes due on September 1, 2027
Senior Notes 2029	$1.0 billion aggregate principal amount of senior notes due on March 15, 2029
Senior Notes 2033	$750.0 million aggregate principal amount of senior notes due on October 1, 2033
SOFR	Secured Overnight Financing Rate
U.S.	United States of America
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
•our ability to realize the anticipated benefits of the J-W Power Acquisition (as defined below) and to integrate the acquired assets with our existing fleet and operations;
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

Overview
We believe that we are one of the largest independent providers of natural gas compression services in the U.S. in terms of total compression fleet horsepower. We have been providing compression services since 1998 and completed our initial public offering in January 2013. As of December 31, 2025, we had 3.9 million horsepower in our fleet. On January 12, 2026, we acquired all of the equity interests in J-W Energy Company (“J-W Energy”) and its subsidiary, J-W Power Company (“J-W Power”), which acquisition we refer to as the J-W Power Acquisition. An additional 1.0 million horsepower was added to our fleet through the J-W Power Acquisition. Please see “Recent Developments” below for additional information on the J-W Power Acquisition.
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
We have focused our compression services in unconventional resource plays throughout the U.S., including the Utica, Marcellus, Permian, Denver-Julesburg, Eagle Ford, Mississippi Lime, Granite Wash, Woodford, Barnett, and Haynesville, and following the J-W Power Acquisition, the Bakken. According to studies promulgated by the EIA, the production and transportation volumes in these unconventional plays, namely tight oil and gas shale plays, are expected to collectively increase over the long term. Furthermore, changes in production volumes and pressures of shale plays over time require a wider range of compression service levels than in conventional basins. We believe we are well-positioned to meet these changing operating conditions due to the operational design flexibility inherit within our compression-unit fleets.
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
We operate a fleet of compression units with an average age of approximately 13 years as of December 31, 2025 and a useful life that could potentially extend decades when properly maintained. We acquire our compression units primarily from third-party fabricators who build the units to our specifications, utilizing specific components from original equipment manufacturers and assembling the units in a manner that provides us the ability to meet certain operating condition thresholds. Our standard new-build compression units generally are configured for multiple compression stages, which allows us to operate our units across a broad range of operating conditions. The design flexibility of our units, particularly in midstream applications, allows us to enter into longer-term contracts and reduces the redeployment risk of our horsepower in the field. Our modern and standardized fleet, decentralized field level operating structure and technical proficiency in predictive and preventive maintenance and overhaul operations have enabled us to achieve average service run times consistently at or above the levels required by our customers and maintain high overall utilization rates for our fleet.
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
We provide compression services to our customers under fixed-fee contracts with initial contract terms that, as of December 31, 2025, typically range from six months to five years, depending on the application and location of the compression unit. We typically continue to provide compression services at a specific location beyond the initial contract term, either through contract renewal or on a month-to-month or longer basis. We primarily enter into fixed-fee contracts whereby our customers are required to pay our monthly fee even during periods of limited or disrupted throughput, which enhances the stability and predictability of our cash flows. We bill most of our customers in advance of the service date and also typically utilize annual inflation adjustments in our term contracts. We are not directly exposed to commodity price risk because we do not take title to the natural gas or crude oil involved in our services and because the natural gas used as fuel by our compression units is supplied by our customers without cost to us.
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
We also own and operate a fleet of equipment used to provide natural gas treating services, such as carbon dioxide and hydrogen sulfide removal and natural gas cooling and dehydration, to natural gas producers and midstream companies. Additionally, as a result of the J-W Power Acquisition, we also own and operate specialized manufacturing facilities for the manufacture of compression units.
Our assets and operations are organized into a single reportable segment and all are located and operated within the U.S. See our consolidated financial statements, and the notes thereto, in Part II, Item 8 “Financial Statements and Supplementary Data” for financial information on our operations and assets; such information is incorporated herein by reference.
Recent Developments
On January 12, 2026, the Partnership and USA Compression Partners, LLC, a wholly owned subsidiary of the Partnership, completed the J-W Power Acquisition, pursuant to which USA Compression Partners, LLC purchased all of the issued and outstanding capital stock of J-W Energy from Westerman, Ltd. for aggregate consideration of approximately $860.0 million, subject to customary purchase price adjustments, consisting of (i) 18,175,323 common units representing limited partner interests in the Partnership and (ii) approximately $430.0 million in cash. Upon consummation of the J-W Power Acquisition, J-W Power and J-W Energy became wholly owned indirect subsidiaries of the Partnership.
The J-W Power Acquisition added approximately 0.8 million active horsepower and 1.0 million total horsepower to our fleet across key regions including the Northeast, Mid-Con, Rockies, Gulf Coast, Bakken and Permian Basin. J-W Power also owns and operates specialized manufacturing facilities that support its internal compression requirements and those of third-party customers.
Our Relationship with Energy Transfer LP
We share certain services with the owner of our General Partner, Energy Transfer. Under this shared service model, we share personnel and resources in certain departments, including information technology, accounting, and human resources, which increases efficiencies and support across our organization.
As of February 12, 2026, Energy Transfer owned 100% of the membership interest in our General Partner and 46,056,228 of our common units, which constituted a 32% limited partner interest in us. Given the significant ownership, we believe Energy Transfer will be motivated to promote and support the successful execution of the shared services model, as well as our overall business strategy.
For additional information on our related party transactions with entities affiliated with Energy Transfer, see Note 14 to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data”.
Our Operations
Compression Services
We provide compression services for a fixed monthly service fee. As part of our services, we engineer, design, operate, service, and repair our fleet of compression units and maintain related support inventory and equipment. In certain instances, we also engineer, design, install, operate, service, and repair certain ancillary equipment used in conjunction with our compression services. We consistently have provided average service run times at or above the levels required by our customers. In general, our team of field technicians services only our compression fleet and ancillary equipment. In certain circumstances we service third-party owned equipment. As a result of the J-W Power Acquisition, we also own two compression fabrication facilities.
Our Compression Fleet
The fleet of compression units that we own and use to provide compression services consists of specially engineered compression units that utilize standardized components, principally engines manufactured by Caterpillar Inc. and compressor frames and cylinders manufactured by Ariel Corporation. Our units can be rapidly and cost effectively modified for specific customer applications. As of December 31, 2025, the average age of our compression units was approximately 13 years. Our modern, standardized compression unit fleet as of December 31, 2025 is powered primarily by the Caterpillar 3400, 3500, and 3600 engine classes, which range from 400 to 5,000 horsepower per unit. These larger-horsepower units, which we define as 400 horsepower per unit or greater, represented 87.6% of our total fleet horsepower (including compression units on order) as of December 31, 2025. The remainder of our fleet as of December 31, 2025 consists of smaller-horsepower units ranging from 40 horsepower to 399 horsepower that are used primarily in gas lift applications. The unit fleet we acquired as a result of the J-W Power Acquisition consists of primarily of Caterpillar 3300, 3400 and 3500 engine classes. We believe the average age and overall composition of our compressor fleet result in fewer mechanical failures, lower fuel usage, and reduced environmental emissions.
The following table provides a summary of our compression units by horsepower as of December 31, 2025:

Unit Horsepower	Fleet Horsepower (1)	Number of Units	Horsepower on Order	Number of Units on Order	Total Horsepower (1)	Number of Units	Percent of Total Horsepower	Percent of Units
Small horsepower
<400	488,813	2,878	—	—	488,813	2,878	12.4%	53.4%
Large horsepower
≥400 and <1,000	422,920	722	—	—	422,920	722	10.6%	13.4%
≥1,000	2,982,599	1,764	63,250	28	3,045,849	1,792	77.0%	33.2%
Total large horsepower	3,405,519	2,486	63,250	28	3,468,769	2,514	87.6%	46.6%
Total horsepower	3,894,332	5,364	63,250	28	3,957,582	5,392	100.0%	100.0%
________________________
(1)As a result of the J-W Power Acquisition, in January 2026 we added approximately 0.8 million active horsepower and 1.0 million total horsepower.
Many of our compression units contain devices that enable us to monitor the units remotely through cellular and satellite networks to supplement our technicians’ on-site monitoring visits. We intend to continue to selectively add remote monitoring systems to our new and existing fleet during 2026 where beneficial from an operational and financial standpoint. All of our compression units are designed to automatically shut down if operating conditions deviate from a pre-determined range.
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
Customers
As of December 31, 2025, our customers consisted of approximately 260 companies in the energy industry, including major integrated oil companies, public and private independent exploration and production companies, and midstream companies. Our ten largest customers accounted for approximately 46%, 41%, and 39% of our total revenues for the years ended December 31, 2025, 2024, and 2023, respectively.

Suppliers and Service Providers
The principal manufacturers of components for our natural gas compression equipment include Caterpillar Inc., Cummins Inc., INNIO Waukesha, and TECO-Westinghouse for engines; Air-X-Changers, Alfa Laval (US), AXH air-coolers, EADS Cooling Solutions, LLC, and R&R Engineering Co. for coolers; and Ariel Corporation, Cooper Machinery Services Gemini products, and Arrow Engine Company for compressor frames and cylinders. We also rely on several vendors, including Standard Equipment Company, a subsidiary of Energy Transfer, to package and assemble our compression units. Additionally, J-W Power owns specialized manufacturing facilities that support its internal compression requirements and those of third-party customers. Although we primarily rely on these suppliers, we believe alternative sources for natural gas compression equipment generally are available if needed. However, relying on alternative sources may increase our costs and change the standardized nature of our fleet. We have not experienced any material supply problems to date. Lead-times for new Caterpillar engines and new Ariel compressor frames have in the recent past varied between six months to over one year due to changes in demand and supply allocations, and as of December 31, 2025, lead-times for such engines and frames have extended beyond one year, and in some cases with certain engine classes, are in excess of two years. Please read Part I, Item 1A “Risk Factors – Risks Related to Our Business – We depend on a limited number of suppliers and are vulnerable to product shortages and price increases, which could have a negative impact on our results of operations”.
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
Climate change. Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas, are examples of greenhouse gases (“GHGs”). The U.S. Congress, from time to time, has considered legislation to reduce GHG emissions. The Inflation Reduction Act of 2022 (the “IRA 2022”) imposed a methane emissions charge on certain oil and gas facilities, including onshore petroleum and natural gas production facilities, that emit 25,000 metric tons or more of carbon dioxide equivalent gas per year and exceed certain emissions thresholds. The One Big Beautiful Bill Act, signed by President Trump on July 4, 2025, delays the imposition of the methane emissions charge until calendar year 2034. We do not believe that this methane fee will have a material adverse effect on our business, financial position, results of operations, or cash flows. Other energy legislation and initiatives could include a carbon tax or cap-and-trade program. At the state level, many states, including the states in which we or our customers conduct operations, have adopted legal requirements that have imposed new or more stringent permitting, disclosure, or well construction requirements on oil and gas activities. In addition, almost half of the states have begun to address GHG emissions, primarily through the planned development of emissions inventories or regional GHG cap-and-trade programs. Depending on the particular program, we could be required to control GHG emissions or to purchase and surrender allowances for GHG emissions resulting from our operations.
Independent of the U.S. Congress, the EPA undertook to adopt regulations controlling GHG emissions under its existing CAA authority. For example, in 2009, the EPA officially published its findings that emissions of carbon dioxide, methane, and other GHGs endanger human health and the environment (the “Endangerment Finding”), allowing the agency to proceed with the adoption of regulations that restrict emissions of GHG under existing provisions of the CAA. In 2009 and 2010, the EPA adopted rules regarding regulation of GHG emissions from motor vehicles and required the reporting of GHG emissions in the U.S. from specified large GHG emissions sources, including petroleum and natural gas facilities such as natural gas transmission compression facilities that emit 25,000 metric tons or more of carbon dioxide equivalent per year. On August 1, 2025, the EPA proposed rescinding the Endangerment Finding. It remains uncertain how EPA’s rescindment of the Endangerment Finding, once final, will impact future regulation of GHG emissions.
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
We recognize the need to decrease emissions and integrate alternative energy sources into our operations, and we actively pursue economically beneficial opportunities to reduce our environmental footprint. To that end, we have dual-drive technology as a product offering in our natural gas compression services. Dual-drive technology offers the ability to switch compression drivers between an electric motor and a natural gas engine, to reduce our emissions of nitrogen oxide, carbon monoxide, carbon dioxide, and VOCs.
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
Human Capital Management
USA Compression Management Services, LLC (“USAC Management”), a wholly owned subsidiary of the General Partner, performs certain management, administrative and operating services for us, and provides us with personnel to manage and operate our business. All of our employees, including our executive officers, are employees of USAC Management. As of December 31, 2025, USAC Management had 885 full-time employees. An additional 594 employees were added as a result of the J-W Power Acquisition. In addition, under our shared services model with Energy Transfer we utilize the services of Energy Transfer employees in certain departments such as information technology, accounting, and human resources. None of our employees are subject to collective bargaining agreements. We consider our employee relations to be good.
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
•A reduction in the demand for, or production of, natural gas or crude oil could adversely affect the demand for our services or the prices we charge for our services, which could result in a decrease in our revenues and cash available for distribution to unitholders.
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
•Integration of assets acquired in past acquisitions or future acquisitions with our existing business can be complex, time-consuming, and costly, particularly in the case of material acquisitions such as the J-W Power Acquisition, which increased our size and expanded the geographic areas in which we operate. A failure to successfully integrate acquired assets with our existing business in a timely manner may have a material adverse effect on our business, financial condition, results of operations, or cash available for distribution to our unitholders.
•Changes in U.S. trade policy and the impact of tariffs, including any resulting market volatility or trade tensions, may have a material adverse effect on our business and results of operations.
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
•We may issue additional limited partner interests without the approval of unitholders which would dilute unitholders’ existing ownership interests and may increase the risk that we will not have sufficient available cash to maintain or increase our per-common-unit distribution level.
•Energy Transfer and Westerman, Ltd. may sell our common units in the public or private markets, and such sales could have an adverse impact on the trading price of our common units.
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
•If the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced.
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
•We may have subsidiaries that will be treated as corporations for federal income tax purposes and subject to corporate-level income taxes.
Risks Related to Our Business
We may not generate sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to the General Partner, to enable us to make cash distributions on our common units at the current level.
To make cash distributions at our current distribution rate of $0.525 per common unit per quarter, or $2.10 per common unit per year, we will require available cash of $76.1 million per quarter, or $304.4 million per year, based on the number of common units outstanding as of February 12, 2026.
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
•the ability to effectively integrate any assets or businesses we acquire, including the J-W Power Acquisition;
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
•restrictions contained in the Credit Agreement or the Indentures (the “Indentures”) governing the Senior Notes 2029 and Senior Notes 2033 (collectively, the “Senior Notes”);
•the cost of acquisitions;
•fluctuations in interest rates;
•the financial condition of our customers;
•our ability to borrow funds and access the capital markets; and
•the amount of cash reserves established by the General Partner.

A reduction in the demand for, or production of, natural gas or crude oil could adversely affect the demand for our services or the prices we charge for our services, which could result in a decrease in our revenues and cash available for distribution to unitholders.
The demand for our compression services depends on the continued demand for, and production of, natural gas and crude oil. Demand may be affected by, among other factors, natural gas prices, crude oil prices, weather, availability of alternative energy sources, governmental regulation, geopolitical events, global health pandemics, and the overall demand for energy. Any extended reduction in the demand for natural gas or crude oil could depress the level of production activity and result in a decline in the demand for our compression services, which has in the past and in the future could result in a reduction in our revenues and our cash available for distribution. Additionally, as a result of the J-W Power Acquisition, we own and operate specialized manufacturing facilities for the manufacture of compression units. The demand for these products is similarly affected by the production levels of natural gas and crude oil, and may be negatively affected even by a short-term decline in production. Our customers could seek to preserve capital or reduce expenses by using lower-cost providers of compression services, not renewing month-to-month contracts, determining not to enter into any new compression service contracts, seeking lower contract prices for our services, or delaying or eliminating orders for the manufacture of compression units.
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
We provide compression services under contracts with several key customers. The loss of one of these key customers may have a greater effect on our financial results than for a company with a more diverse customer base. Our ten largest customers accounted for approximately 46%, 41%, and 39% of our total revenues for the years ended December 31, 2025, 2024, and 2023, respectively. The loss of all or even a portion of the compression services we provide to our key customers, as a result of competition or otherwise, could have a material adverse effect on our business, results of operations, financial condition, and cash available for distribution.
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
Our contracts typically have initial terms between six months to five years, depending on the application and location of the compression unit. After the expiration of the initial term, the contract continues on a month-to-month or longer basis until terminated by us or our customers upon notice as provided for in the applicable contract. For the year ended December 31, 2025, approximately 19% of our compression services on a revenue basis were provided on a month-to-month basis to customers who continue to utilize our services following expiration of the primary term of their contracts. These customers can generally terminate their month-to-month compression services contracts on 30 days’ written notice. If a significant number of these customers were to terminate their month-to-month services, or attempt to renegotiate their month-to-month contracts at substantially lower rates, it could have a material adverse effect on our business, results of operations, financial condition, and cash available for distribution.
Our debt level, including any increases in interest rates, may limit our flexibility in obtaining additional financing, pursuing other business opportunities, and paying distributions.
As of December 31, 2025, we had $2.5 billion of total debt, net of amortized deferred financing costs, outstanding under our Credit Agreement and Senior Notes.
The Credit Agreement has an aggregate commitment of up to $1.75 billion (subject to availability under our borrowing base), with a further potential increase of up to an additional $300 million. The Credit Agreement matures on August 27, 2030, except that if more than $50.0 million of the Senior Notes 2029 are outstanding on December 14, 2028, the Credit Agreement will mature on December 14, 2028. As of December 31, 2025, we had outstanding borrowings under the Credit Agreement of $795.0 million and, after accounting for outstanding letters of credit in the amount of $0.8 million, $954.2 million of remaining unused availability, all of which was available to be drawn, inclusive of restrictions related to compliance with applicable financial covenants. As of February 12, 2026, we had outstanding borrowings under the Credit Agreement of $1.3 billion and outstanding letters of credit of $2.0 million.
As of December 31, 2025, we had $1.0 billion and $750.0 million aggregate principal amount outstanding on our Senior Notes 2029 and Senior Notes 2033, respectively. The Senior Notes 2029 and Senior Notes 2033 accrue interest at the rate of 7.125% and 6.250% per year, respectively.
Our ability to incur additional debt also is subject to limitations in the Credit Agreement, including certain financial covenants. As of December 31, 2025, our leverage ratio under the Credit Agreement was 4.00x. Financial covenants in the Credit Agreement require us to maintain a leverage ratio of not greater than 5.50 to 1.00 or less than 0.00 to 1.00; an Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 2.50 to 1.00; and a Secured Leverage Ratio (as defined in the Credit Agreement) of not greater than 3.00 to 1.00 or less than 0.00 to 1.00.
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
Our ability to service our debt will depend on, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory, and other factors, some of which are beyond our control. In addition, our ability to service our debt under the Credit Agreement could be impacted by market interest rates, as all of our outstanding borrowings under the Credit Agreement are subject to variable interest rates that fluctuate with changes in market interest rates. While the U.S. Federal Reserve has lowered interest rates recently, macroeconomic circumstances may change, resulting in delays or reversal of such actions, which may result in a prolonged high-interest rate environment. Any substantial increase in the interest rates applicable to our variable-rate indebtedness outstanding could have a material negative impact on our cash available for distribution. Based on our December 31, 2025, variable-rate indebtedness outstanding, a one percent increase in the effective interest rate would result in an annual increase in our interest expense of approximately $8.0 million. If our operating results are not sufficient to service our current or future indebtedness, we could be forced to take actions such as reducing the level of distributions on our common units, curtailing or delaying our business activities, acquisitions, investments or capital expenditures, selling assets, restructuring or refinancing our debt, or seeking additional equity capital. We may be unable to affect any of these actions on terms satisfactory to us or at all.
We depend on a limited number of suppliers and are vulnerable to product shortages and price increases, which could have a negative impact on our results of operations.
The substantial majority of the components for our natural gas compression equipment are supplied by Caterpillar Inc., Cummins Inc., INNIO Waukesha, and TECO-Westinghouse for engines; Air-X-Changers, Alfa Laval (US), AXH air-coolers, EADS Cooling Solutions, LLC, and R&R Engineering Co. for coolers; and Ariel Corporation, Cooper Machinery Services Gemini products, and Arrow Engine Company for compressor frames and cylinders. Our reliance on these suppliers involves several risks, including price increases and a potential inability to obtain an adequate supply of required components in a timely manner. In addition, supply chain disruptions (including those caused by geopolitical events) may harm our suppliers and further complicate existing supply chain constraints. We also rely on a limited number of vendors, including Standard Equipment Company, a subsidiary of Energy Transfer, to package and assemble our compression units. We do not have long-term contracts with these suppliers or packagers, and a partial or complete loss of any of these sources could have a negative impact on our results of operations and could damage our customer relationships. Some of these suppliers manufacture the components we purchase in a single facility, and any damage to that facility or slowdown or closure of that facility for any reason, including labor shortages or labor disputes, could lead to significant delays in delivery of completed compression units to us.
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
There are no limitations in the Partnership Agreement on our ability to issue additional equity securities, including securities ranking senior to the common units. To the extent we issue additional equity securities, including common units and preferred units, the payment of distributions on those additional securities may increase the risk that we will be unable to maintain or increase our per-common-unit distribution level. Similarly, our incurrence of borrowings or other debt to finance our growth strategy would increase our interest expense, which in turn would decrease our cash available for distribution.
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
Integration of assets acquired in past acquisitions or future acquisitions with our existing business can be complex, time-consuming, and costly, particularly in the case of material acquisitions such as the J-W Power Acquisition, which increased our size and expanded the geographic areas in which we operate. A failure to successfully integrate acquired assets with our existing business in a timely manner may have a material adverse effect on our business, financial condition, results of operations, or cash available for distribution to our unitholders.
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
We may not be successful in integrating acquisitions, including the J-W Power Acquisition, into our existing operations within our anticipated time frame, which may result in unforeseen operational difficulties, diminished financial performance, or require a disproportionate amount of our management’s attention. In addition, acquired assets may perform at levels below the forecasts used to evaluate their acquisition value, due to factors beyond our control. If the acquired assets perform at levels below the forecasts, then our future results of operations could be negatively impacted.
The J-W Power Acquisition could expose us to additional unknown and contingent liabilities.
The J-W Power Acquisition could expose us to additional unknown and contingent liabilities. We performed due diligence in connection with the J-W Power Acquisition and attempted to verify the representations made by J-W Power, J-W Energy, and Westerman, Ltd. in connection therewith, but there may be unknown and contingent liabilities of which we are currently unaware. Westerman, Ltd. has agreed to indemnify us for losses or claims relating to the operation of the business or otherwise only to a limited extent and for a limited period of time. There is a risk that we could ultimately be liable for obligations relating to the J-W Power Acquisition for which indemnification is not available, which could materially adversely affect our business, results of operations and cash flow.
We may be unable to grow successfully through acquisitions, which may negatively impact our operations and limit our ability to maintain or increase the level of distributions on our common units.
From time to time, we may choose to make business acquisitions, such as the J-W Power Acquisition, to pursue market opportunities, increase our existing capabilities, and expand into new geographic areas of operations. While we have reviewed acquisition opportunities in the past and will continue to do so in the future, we may not be able to identify attractive acquisition opportunities or successfully acquire identified targets.
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
Weak economic conditions and widespread financial distress, have in the past and could again reduce the liquidity of our customers, suppliers, or vendors, making it more difficult for them to meet their obligations to us. We therefore are subject to heightened risks of loss resulting from nonpayment or nonperformance by our customers, suppliers, and vendors. Severe financial problems encountered by our customers, suppliers, and vendors could limit our ability to collect amounts owed to us, or to enforce the performance of obligations owed to us under contractual arrangements. In the event that any of our customers was to enter into bankruptcy, we could lose all or a portion of the amounts owed to us by such customer, and we may be forced to cancel all or a portion of our service contracts with such customer at significant expense to us. For example, as of December 31, 2025 and 2024, one customer accounted for 12% and 11% of our trade accounts receivable, net balance, respectively. If this customer were to enter bankruptcy or failed to pay us, it could adversely affect our business, results of operations, financial condition, and cash flows.
In addition, nonperformance by suppliers or vendors who have committed to provide us with critical products or services could raise our costs or interfere with our ability to successfully conduct our business.
A prolonged or severe sudden downturn in the economic environment could cause an impairment of identifiable intangible assets and reduce our earnings.
We have recorded $186.9 million of identifiable intangible assets, net, as of December 31, 2025. Any event that causes a reduction in demand for our services could result in a reduction of our estimates of future cash flows and growth rates in our business. These events could cause us to record impairments of identifiable intangible assets.
If we determine that any of our identifiable intangible assets are impaired, we will be required to take an immediate charge to earnings with a corresponding reduction of partners’ capital resulting in an increase in balance sheet leverage as measured by debt to total capitalization.
Impairment to the carrying value of long-lived assets could reduce our earnings.
We have a significant number of long-lived assets on our Consolidated Balance Sheets. Under GAAP, we are required to review our long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be recoverable or such assets will no longer be utilized in the operating fleet. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If business conditions or other factors cause the expected undiscounted cash flows to decline, we may be required to record non-cash impairment charges. Events and conditions that could result in impairment in the value of our long-lived assets include changes in the industry in which we operate, competition, advances in technology, adverse changes in the regulatory environment, or other factors leading to a reduction in our expected long-term profitability. For example, for the years ended December 31, 2025, 2024, and 2023, we evaluated the future deployment of our idle fleet assets under current market conditions and retired 28, 2, and 42 compression and treating units, respectively, representing approximately 19,005, 1,260, and 37,700 of aggregate horsepower, respectively, that previously were used to provide compression and treating services in our business. As a result, we recorded impairments of compression and treating equipment of $7.8 million, $0.3 million, and $12.3 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Changes in U.S. trade policy and the impact of tariffs, including any resulting market volatility or trade tensions, may have a material adverse effect on our business and results of operations.
Our business and results of operations may be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments. For example, on March 12, 2025, the U.S. government imposed a 25% tariff on steel imports, which was increased to 50% on June 4, 2025, and on April 2, 2025, the U.S. government announced a 10% tariff on product imports from almost all foreign countries and individualized higher tariffs on certain other countries. Several tariff announcements have been followed by announcements of limited exemptions and temporary pauses. These actions have caused uncertainty and volatility in financial markets and may result in retaliatory measures on U.S. goods. Steel is a necessary component to build our compression units, and we require various other materials and equipment to operate and maintain our compression units. Any imposition of or increase in tariffs on imports of steel or other materials or equipment utilized in our business, as well as corresponding price increases for such materials available domestically, could increase the costs to purchase new compression units, manufacture compression units, and to maintain our operations. Additionally, any escalation of trade tensions, retaliatory measures by foreign governments, or shifts in U.S. or international trade policies could adversely impact our supply chain and increase costs. We may not be able to fully pass along the cost increases to our customers, which could materially and adversely affect our business and results of operations.
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

The nature of these types of risks, which are often unpredictable, makes them difficult to plan for, or otherwise mitigate, and they are generally uninsurable, which compounds their potential impact on our business and results of operations.
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
Implementing the shared services model with Energy Transfer has been and will continue to be a complex and time-consuming process. Disruptions to our systems or operations caused by the implementation may have a material adverse impact on us.
We continue to implement a shared services model with Energy Transfer whereby we share personnel and resources with Energy Transfer in certain departments, including information technology, accounting, and human resources. Integrating these functions with Energy Transfer has required, and will continue to require, substantial time, resources, and coordination. This could result in significant disruptions or require a disproportionate amount of our management’s attention, and may result in unforeseen operational or administrative difficulties or costs. We may encounter significant delays to this integration, which would further exacerbate these effects.
Additionally, as part of the shared services integration, many of our information systems have migrated to Energy Transfer’s enterprise resource planning (“ERP”) systems. This migration may result in significant disruptions to our accounting or other internal systems, including our ability maintain effective systems of internal control over financial reporting and disclosure controls.
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
We may be subject to product liability claims if people or property are harmed by the compression units we package.
As a result of the J-W Power Acquisition, we own and operate specialized manufacturing facilities for the manufacture of compression units that support our internal operations and those of third-party customers. We face an inherent risk of product liability exposure related to the sale of these compression units. We may be sued if any of these compression units allegedly causes injury. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. If we cannot successfully defend ourselves against claims that our product caused injuries, we may incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in injury to our reputation, significant costs to defend the related litigation, distraction to our management team, substantial monetary awards to plaintiffs, and loss of revenue. We cannot be certain that our insurance coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on commercially reasonable terms, or at all.
As a result of these factors, a product liability claim, even if successfully defended, could have a material adverse effect on our business or results of operations.
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
Climate change continues to attract considerable public and scientific attention. Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas, are examples of greenhouse gases (“GHGs”). The U.S. Congress, from time to time, has considered legislation to reduce GHG emissions. In August 2022, the IRA 2022 was passed, which imposed a methane emissions charge on certain oil and gas facilities, including onshore petroleum and natural gas production facilities, that emit 25,000 metric tons or more of carbon dioxide equivalent gas per year and exceed certain emissions thresholds. The One Big Beautiful Bill Act, signed by President Trump on July 4, 2025, delays the imposition of the methane emissions charge until calendar year 2034. In addition, federal or state governmental agencies could seek to pursue legislative, regulatory, or executive initiatives that restrict GHG emissions. Other energy legislation and initiatives could include a carbon tax or cap-and-trade program. Independent of the U.S. Congress, and as discussed in detail in Item 1 “Business – Our Operations – Governmental Regulations”, the EPA has taken steps to adopt regulations controlling GHG emissions under its existing CAA authority. Further, although Congress has not passed such legislation, many states have begun to address GHG emissions, primarily through the planned development of emissions inventories or regional GHG cap-and-trade programs. Depending on the particular program, we could be required to control GHG emissions or to purchase and surrender allowances for GHG emissions resulting from our operations.
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
Although it is not currently possible to predict with specificity how any proposed or future GHG legislation, regulation, agreements, or initiatives will impact our business, any legislation or regulation of GHG emissions that may be imposed in areas in which we conduct business or on the assets we operate, including a carbon tax or cap-and-trade program, could result in increased compliance or operating costs, additional operating restrictions, or reduced demand for our services, and could have a material adverse effect on our business, financial condition, and results of operations.

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
Supply and demand for crude oil and natural gas is dependent on a variety of factors, many of which are beyond our control. These factors include, among others, the potential adoption of new government regulations, including those related to fuel conservation measures and climate change regulations, technological advances in fuel economy, and energy generation devices. For example, legislative, regulatory, or executive actions intended to reduce emissions of GHGs could increase the cost of consuming crude oil and natural gas, or provide incentives to encourage alternative forms of energy, thereby potentially causing a reduction in the demand for crude oil and natural gas. A broader transition to alternative fuels or energy sources, whether resulting from potential new government regulation, carbon taxes, or consumer preferences, could result in decreased demand for crude oil, natural gas, and NGLs. Any decrease in demand for these products could consequently reduce demand for our services and could have a negative effect on our business.
Also, recent activism directed at shifting funding away from companies with energy-related assets could result in a reduction of funding for the energy sector overall, which could have an adverse effect on our ability to obtain external financing as well as negatively affect the cost of, and terms for, financing to fund capital expenditures or other aspects of our business.
Focus on ESG matters and conservation measures may adversely impact our business.
Focus on companies to address, climate change and other environmental and social impacts, investor and societal expectations regarding environmental, social, and governance (“ESG”) disclosures, and consumer demand for alternative forms of energy may result in increased costs, reduced demand for fossil fuels and consequently demand for our services, reduced profits, increased risk of investigations and litigation, and negative impacts on the value of our assets and access to capital. Increasing attention to climate change and environmental conservation, for example, may result in demand shifts for crude oil and natural gas products, and additional governmental investigations and private litigation against us or our customers. To the extent that societal pressures, political, or other factors are involved, it is possible that such liability could be imposed without regard to our causation of or contribution to the asserted damage, or to other mitigating factors.
In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Unfavorable ESG ratings and activism directed at shifting funding away from companies with energy-related assets could lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our access to and costs of capital. Additionally, to the extent ESG matters negatively impact our reputation, we may not be able to compete as effectively to recruit or retain employees, which may adversely affect our operations.
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
State and federal regulatory agencies also have focused on a possible connection between the operation of injection wells used for oil and gas waste disposal and seismic activity. Similar concerns have been raised that hydraulic fracturing also may contribute to seismic activity. When caused by human activity, such events are called induced seismicity. In light of these concerns, some state regulatory agencies have modified their regulations or issued orders to address induced seismicity. Increased regulation and attention given to induced seismicity could lead to greater opposition to, and litigation concerning, oil and gas activities utilizing hydraulic fracturing or injection wells for waste disposal, which could indirectly impact our business, financial condition, and results of operations. In addition, these concerns may give rise to private tort suits against our customers from individuals who claim they are adversely impacted by seismic activity they allege was induced. Such claims or actions could result in liability to our customers for property damage, exposure to waste and other hazardous materials, nuisance, or personal injuries, and require our customers to expend additional resources or incur substantial costs or losses. This could in turn adversely affect the demand for our services.
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
Unlike the holders of common stock in a corporation, our common unitholders only have limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Common unitholders have no right to elect the General Partner or the board of directors of the General Partner (the “Board”). Energy Transfer is the sole member of the General Partner and has the right to appoint all of the members of the Board, including all of its independent directors.
If our common unitholders are dissatisfied with the General Partner’s performance, they have little ability to remove the General Partner. The vote of the holders of at least 66 2/3% of all outstanding common units is required to remove the General Partner, and Energy Transfer currently owns approximately 32% of our outstanding common units, making any effort to remove the General Partner difficult. As a result of these limitations, the price of our common units may decline because of the absence or reduction of a takeover premium in the trading price.
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
Energy Transfer owns and controls the General Partner and appoints all of the officers and directors of the General Partner, some of whom also are officers and directors of Energy Transfer. Although the General Partner has a fiduciary duty to manage us in a manner that is beneficial to us and our unitholders, the directors and officers of the General Partner also have a fiduciary duty to manage the General Partner in a manner that is beneficial to its owner. Conflicts of interest will arise between the General Partner and its owner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, the General Partner may favor its own interests and the interests of its owner over our interests and the interests of our unitholders. These conflicts include the following situations, among others:
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

The general partner interest or the control of the General Partner may be transferred to a third-party without unitholder consent.
The General Partner may transfer its general partner interest to a third-party in a merger or in a sale of all or substantially all of its assets without the consent of the common unitholders. Furthermore, the Partnership Agreement does not restrict the ability of Energy Transfer to transfer all or a portion of its ownership interest in the General Partner to a third-party. The new owner of the General Partner would then be in a position to replace the majority of the Board, and all of the officers, of the General Partner with its own designees and thereby exert significant control over the decisions made by the Board and the officers of the General Partner.
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
We may issue additional limited partner interests without the approval of unitholders, which would dilute unitholders’ existing ownership interests and may increase the risk that we will not have sufficient available cash to maintain or increase our per-common-unit distribution level.
The Partnership Agreement does not limit the number or timing of additional limited partner interests that we may issue, including limited partner interests that are convertible into or senior to our common units, without the approval of our common unitholders.
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
Energy Transfer and Westerman, Ltd. may sell our common units in the public or private markets, and such sales could have an adverse impact on the trading price of our common units.
As of February 12, 2026, Energy Transfer beneficially owns an aggregate of 46,056,228 common units and Westerman, Ltd. owns an aggregate of 18,175,323 of our common units. We have granted certain registration rights to Energy Transfer and its affiliates with respect to any common units they own, and have an obligation to file a registration statement with the SEC for the benefit of Westerman, Ltd. with respect to the common units they received as a result of the J-W Power Acquisition. Energy Transfer may, and Westerman, Ltd. may, subject to certain lock-up restrictions agreed to in the J-W Power Acquisition, sell our common units. Any sales of these common units in the public or private markets could have an adverse impact on the price of our common units.
The General Partner has a call right that may require holders of our common units to sell their common units at an undesirable time or price.
If at any time the General Partner and its affiliates own more than 80% of our outstanding common units, the General Partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of our common units held by unaffiliated persons at a price that is not less than their then-current market price, as calculated pursuant to the terms of the Partnership Agreement. As a result, holders of our common units may be required to sell their common units at an undesirable time or price. These holders also may incur a tax liability on a sale of their common units. As of December 31, 2025, the General Partner and its affiliates (including Energy Transfer), beneficially own an aggregate of approximately 36% of our outstanding common units.
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
Our “business interest” has been subject to limitation under these rules in prior tax years, and may be subject to limitations in the future. As a result, our unitholders may be subject to limitation on their ability to deduct interest expense incurred by us and allocated to them. In certain circumstances, a unitholder may be able to utilize a portion of a business interest deduction subject to this limitation in future taxable years. Unitholders should consult their tax advisors regarding the impact of this business interest deduction limitation on an investment in our units.
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
Moreover, upon the sale, exchange, or other disposition of a unit by a non-U.S. unitholder, the transferee generally is required to withhold 10% of the amount realized on such transfer if any portion of the gain on such transfer would be treated as effectively connected income. Treasury regulations provide that the “amount realized” on a transfer of an interest in a publicly traded partnership generally will be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor. For a transfer of an interest in a publicly traded partnership that is effected through a broker, the obligation to withhold is imposed on the transferor’s broker. Non-U.S. unitholders should consult their tax advisors regarding the impact of these rules on an investment in our units.
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
We may have subsidiaries that will be treated as corporations for federal income tax purposes and subject to corporate-level income taxes.
Even though we (as a partnership for federal income tax purposes) are not subject to federal income tax, following the J-W Power Acquisition, we will conduct some of our operations through subsidiaries that are organized as corporations for federal income tax purposes. The taxable income, if any, of subsidiaries that are treated as corporations for federal income tax purposes, is subject to corporate-level federal income taxes, which may reduce the cash available for distribution to us and, in turn, to our unitholders. If the IRS or other state or local jurisdictions were to successfully assert that these corporations have more tax liability than we anticipate or legislation was enacted that increased the corporate tax rate, the cash available for distribution could be further reduced.

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
Cybersecurity breaches and other disruptions of our information systems, or those of our service providers, could compromise our information and operations and expose us to liability, which would cause our business and reputation to suffer.
We rely on our information technology infrastructure to process, transmit, and store electronic information critical to our business activities. In recent years, there has been a rise in the number of cyberattacks on other companies’ network and information systems by state-sponsored and other criminal organizations, as well as data security incidents caused by human error, vulnerabilities in software and other technologies, or vendor and supply chain incidents. As a result, the risks associated with such an event continue to increase and we frequently detect, respond to and mitigate security incidents. We also engage third parties, such as service providers and vendors, who provide a broad array of software, technologies, tools, and other products, services and functions (e.g., human resources, finance, data transmission, communications, risk, compliance, among others) that enable us to conduct, monitor and/or protect our business, operations, systems and data assets. If these third parties fail to adequately safeguard our data or their systems, or if they experience security breaches, our operations and reputation may be adversely affected. A significant failure, compromise, breach, or interruption of our information systems or inadequacies in our incident response processes could result in loss of confidential information, a disruption of our operations, customer dissatisfaction, damage to our reputation, a loss of customers or revenues, privacy or cybersecurity related litigation, and potential regulatory fines. If any such failure, interruption, or similar event results in improper disclosure of information maintained in our information systems and networks or those of our customers, suppliers, or vendors, including personnel, customer, pricing, and other sensitive information, we also could be subject to liability under relevant contractual obligations and laws and regulations protecting personal data and privacy. Our financial results also could be adversely affected if our or our vendors’ information systems are breached or an employee causes our information systems to fail, either as a result of inadvertent error or by deliberately tampering with or manipulating such systems.
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
We are part of Energy Transfer’s shared services cybersecurity program for assessing, identifying and managing material risks from cybersecurity threats. This program includes processes that are modeled after the National Institute of Standards and Technology’s Cybersecurity Framework and focuses on using business drivers to guide cybersecurity activities. This program is managed by Energy Transfer’s Chief Information Officer, who is supported by a team of full-time employees tasked with conducting day-to-day information technology (“IT”) operations (collectively, the “IT team”). Furthermore, we consider cybersecurity risks as part of, and have incorporated the shared services cybersecurity program into, our overall risk management processes. Through engagement with the guidance of the Federal Bureau of Investigation (FBI), Cybersecurity and Infrastructure Security Agency (CISA), Transportation Security Administration (TSA) and the U.S. Coast Guard (USCG), the shared services cybersecurity program seeks to follow industry cybersecurity standards and protect our infrastructure against cyber attacks from domestic and international threats. The shared services cybersecurity program seeks to use a defense-in-depth approach for cybersecurity management, layers of technology, policies and training at all levels of the enterprise designed to keep our assets secure and operational. Through this cybersecurity program, we use various processes as part of our efforts to maintain the confidentiality, integrity and availability of our systems, including security threat intelligence, incident response, identity and access management, supply-chain security assessments, endpoint extended detection and response protection, network segmentation, data encryption, event monitoring and a Security Operations Center (SOC). In an effort to validate the effectiveness of our cybersecurity program and assess such program’s compliance with legal and regulatory requirements, we and the IT team engage third-party service providers to perform audits, assessments, and penetration tests.
Cybersecurity awareness among our employees is promoted with regular training and awareness programs. All employees who have access to our systems are required to undergo annual cybersecurity training and, each year, our employees must review and acknowledge our cybersecurity policies. Further, the IT team is trained to understand how to manage, use and protect personally identifiable information. User access controls have been implemented to limit unauthorized access to sensitive information and critical systems. Employees are required to use multifactor authentication and keep their passwords confidential, among other measures.
We recognize that third-party service providers may introduce cybersecurity risks. In an effort to mitigate these risks, before contracting with certain technology service providers, when possible, we conduct due diligence to evaluate their cybersecurity capabilities. Additionally, the IT team endeavors to include cybersecurity requirements in contracts with technology service providers under the shared services model and endeavors to require them to adhere to security standards and protocols. Further, the IT team also endeavors to engage with any third-party service providers under the shared services model with access to personally identifiable employee information to evaluate their security controls. Finally, Energy Transfer maintains cybersecurity insurance coverage, which coverage extends to us.
Impact of Risks from Cybersecurity Threats
The energy industry’s increasing dependence on information technology and operational technology to support critical functions has heightened its vulnerability to cybersecurity incidents. Consequently, the global surge in cybersecurity incidents, whether caused by intentional attacks or accidental events, presents a significant challenge to our sector. As cybersecurity threats grow in complexity and scale, preventing, detecting, mitigating and remediating these incidents remains a continuous and increasingly demanding task for the industry. Compliance with evolving cybersecurity reporting requirements presents significant challenges. These regulations necessitate timely and detailed reporting of cyber incidents, demanding substantial resources and robust internal processes to ensure adherence. Failure to comply could result in legal penalties, increased regulatory scrutiny and reputational damage. Moreover, the dynamic nature of these requirements may lead to overlapping or inconsistent obligations, further complicating compliance efforts. Monitoring these developments and integrating them into our cybersecurity and compliance frameworks is essential to mitigate potential risks.
As of the date of this Annual Report on Form 10-K, though the Partnership and our service providers have experienced certain cybersecurity incidents, we are not aware of any cybersecurity threats that have materially affected, or are reasonably likely to materially affect, the Partnership, either financially or operationally. Cybersecurity incident response is a component of both the Partnership’s cybersecurity program and the Partnership’s business continuity plans, which are designed to limit service interruptions and provide for continued business operation in the event of disaster, whether physical, environmental or cyber in nature. However, we recognize that cybersecurity threats are continually evolving, and there remains a risk that a cybersecurity incident could potentially negatively impact the Partnership. Despite the implementation of our cybersecurity processes, we cannot guarantee that a significant cybersecurity attack will not occur. A successful attack on our information system or operational technology system could have significant consequences to our business, including the interruption of key services that our customers depend on. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. Additionally, we are in the process of integrating the assets and operations we acquired in the J-W Power Acquisition, and until these assets and operations are fully integrated into our information systems, they may have incomplete cybersecurity controls applied. For additional information on cybersecurity risks, see Part I, Item 1A “Risk Factors – General Risk Factors –Cybersecurity breaches and other disruptions of our information systems, or those of our service providers, could compromise our information and operations and expose us to liability, which would cause our business and reputation to suffer.”
Board of Directors’ Oversight and Management’s Role
Under the shared services cybersecurity program, Energy Transfer’s Chief Information Officer is responsible for assessing and managing our material risks from cybersecurity threats, including cybersecurity threat prevention, detection, mitigation and remediation, and oversees the functions of IT, cybersecurity, infrastructure and IT governance (including the IT team). Energy Transfer’s Chief Information Officer has more than 35 years of experience leading business technology functions. The IT team supports the Chief Information Officer in our efforts to comply with applicable cybersecurity standards, establish effective cybersecurity protocols and protect the integrity, confidentiality and availability of our IT infrastructure. The members of the IT team have over 50 years of combined experience in the field of IT, including 20 years dedicated to cybersecurity, and hold various certifications, including Global Industrial Cyber Security Professional (GICSP), Certified Information Systems Security Professional (CISSP) and Certified Ethical Hacker (CEH) certifications.
Our cyber incident response plan requires IT team members who detect suspicious activity in our IT environment to escalate that activity to a supervisor who then evaluates the threat. If necessary, the suspicious activity is reported to Energy Transfer’s Chief Information Officer. Management (including representatives from the legal, human resources, IT and, as appropriate, ET’s corporate security department) is notified by the IT team whenever a discovered cybersecurity incident may potentially have a significant impact on our business operations.
Our Audit Committee is responsible for the oversight of cybersecurity risks. The IT team provides periodic cybersecurity program updates to senior management and to the Audit Committee. Management also updates the Audit Committee as new risks are identified and regarding the steps taken to mitigate such risks. The Audit Committee reviews periodic reporting and updates regarding our cybersecurity risk management.
ITEM 2.    Properties
As of December 31, 2025, we did not own or lease any material facilities or properties for storage or maintenance of our compression units. Our headquarters consists of leased office space located at 8115 Preston Road, Suite 700, Dallas, Texas 75225. As a result of the J-W Power Acquisition, we acquired two manufacturing facilities for the fabrication of compression units located in Longview, Texas and Kilgore, Texas.
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
ITEM 4.    Mine Safety Disclosures
None.

PART II
ITEM 5.    Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Partnership Interests
As of February 12, 2026, we had 144,972,358 common units outstanding. Energy Transfer owns 100% of the membership interests in the General Partner and, as of February 12, 2026, beneficially owns approximately 32% of our outstanding common units.
Our common units, which represent limited partner interests in us, are listed on the NYSE under the symbol “USAC.”
Holders
At the close of business on February 12, 2026, based on information received from the transfer agent of the common units, we had 65 holders of record of our common units. The number of record holders does not include holders of common units held in “street name” or persons, partnerships, associations, corporations, or other entities identified in security position listings maintained by depositories.
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
Discussion and analysis of our operating highlights and financial results of operations for the year ended December 31, 2024, compared to the year ended December 31, 2023, is included under the headings in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Operating Highlights, Financial Results of Operations, Liquidity and Capital Resources, and Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 11, 2025.

Overview
We have focused our compression services in unconventional resource plays throughout the U.S., including the Utica, Marcellus, Permian, Denver-Julesburg, Eagle Ford, Mississippi Lime, Granite Wash, Woodford, Barnett, and Haynesville, and following the J-W Power Acquisition, the Bakken. According to studies promulgated by the EIA, the production and transportation volumes in these unconventional plays, namely tight oil and gas shale plays, are expected to collectively increase over the long term. Furthermore, changes in production volumes and pressures of shale plays over time require a wider range of compression service levels than in conventional basins. We believe we are well-positioned to meet these changing operating conditions due to the operational design flexibility inherit within our compression-unit fleets.
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
J-W Power Acquisition
On January 12, 2026, the Partnership and USA Compression Partners, LLC, a wholly owned subsidiary of the Partnership, completed the J-W Power Acquisition, pursuant to which USA Compression Partners, LLC purchased all of the issued and outstanding capital stock of J-W Energy from Westerman, Ltd. for aggregate consideration of approximately $860.0 million, subject to customary purchase price adjustments, consisting of (i) 18,175,323 common units and (ii) approximately $430.0 million in cash. Upon consummation of the J-W Power Acquisition, J-W Power and J-W Energy became wholly owned subsidiaries of the Partnership.
The J-W Power Acquisition added approximately 0.8 million active horsepower and 1.0 million total horsepower to our fleet across key regions including the Northeast, Mid-Con, Rockies, Gulf Coast, Bakken and Permian Basin. J‑W Power also owns and operates specialized manufacturing facilities that support its internal compression requirements and those of third‑party customers.
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
We deliver natural gas compression services in connection with domestic natural gas production that primarily occurs in natural gas basins, such as the Marcellus, Utica, and Haynesville Shales, and in crude oil basins where “associated” natural gas is produced alongside crude oil, such as in the Permian and Denver-Julesburg Basins, Eagle Ford, Bakken and the Mid-Continent. Relative stability in commodity prices over much of the past decade encouraged investment in domestic exploration and production and midstream infrastructure across the energy industry, particularly in low-cost U.S. onshore shale basins that feature crude oil and associated gas production. The development of these basins has created additional incremental demand for natural gas compression as it is a critical method to transport associated gas volumes or enhance crude oil production through gas lift.
Although our business is focused on providing compression services that do not bear direct exposure to commodity prices, our business exhibits indirect exposure to commodity prices as overall levels of drilling activity and production are influenced by prevailing commodity prices. With average natural gas prices up year-over-year and average oil prices down, we experienced improvements to pricing and maintained fleet utilization for our compression services in 2025, largely tied to associated gas growth from oil plays.
Looking ahead, global consumption of petroleum and liquids fuels according to the EIA’s January 2026 Short Term Energy Outlook (“EIA Outlook”) increased in 2025 and is expected to increase over 1.1 million barrels per day (“bpd”) in 2026 and 0.3 million bpd in 2027. The EIA Outlook estimates that annual U.S. crude oil production set a record of 13.6 million bpd in 2025, due to production growth in the Permian. In 2026 and 2027, the EIA Outlook expects U.S. crude oil production to stay flat in 2026 and decline by 2% in 2027 tied to a slowdown in drilling activity linked to WTI prices forecasted in the low $50 mark. The U.S. crude oil production growth in 2025 came almost entirely from the Permian, which grew by 4% despite flattening over the last two quarters of the year. In contrast, associated, wet natural gas growth from the Permian grew by over 10% and sequentially each quarter, owing to increased gas-to-oil ratios. We expect that anticipated flat crude oil production will continue to yield an increase in associated natural gas production volumes throughout 2026, thereby increasing demand for our compression services.
Unlike crude oil, natural gas production and prices have been influenced by different factors, including the nonexistence of an OPEC+ equivalent for the global natural gas market, which makes natural gas price discovery dependent on market supply and demand dynamics rather than by a centralized market coordinator. Over the past several years, increased natural gas production in the U.S., driven by large volumes of associated gas produced from shale sources, has been a major driver in natural gas prices. The EIA Outlook expects dry natural gas production to increase by 1.4 billion cubic feet per day (“bcf/d”) in 2026 and by 0.9 bcf/d in 2027, resulting in record dry natural gas production each year.
Significant demand for natural gas is driven by domestic power generation which has benefited from a lower-price environment. These low prices, combined with a general shift away from coal-fired power plants due to emissions concerns, has resulted in power generation becoming, and remaining, the largest use of natural gas in the U.S., and has created a relatively resilient baseload demand for natural gas. Growth in power demands from the development of artificial intelligence is also expected to increase demand. Finally, the demand for domestic natural gas also continues to benefit from the construction of LNG export infrastructure, which enables industry participants to benefit from attractive global natural gas prices. According to the EIA Outlook, the U.S. witnessed record LNG exports of 15.0 bcf/d during 2025 and expects LNG exports to set new records of 16.4 bcf/d and 18.1 bcf/d in 2026 and 2027, respectively, as new LNG export capacity continues to ramp up creating incremental baseload global demand.
Overall, the EIA Outlook expects the increase in U.S. natural gas demand to trail production by 0.9 bcf/d in 2026, primarily reflecting the aforementioned increase in dry natural gas production compared to the expected demand from increased exports, both by LNG and pipeline, and stable baseload demand. Looking further ahead, the EIA Outlook expects U.S natural gas net demand to increase by 0.5 bcf/d in 2027, again driven primarily by LNG and pipeline exports, and stable baseload with slower rate of growth in natural gas. Natural gas prices averaged $3.53 per million British thermal units (“MMBtu”) in 2025 and the EIA Outlook expects natural gas prices to average $3.46/MMBtu and $4.59/MMBtu in 2026 and 2027, respectively, driven by the expectation that domestic natural gas inventories remain at or below previous five-year averages. We expect the baseload natural gas demand and increase in LNG and pipeline exports described above, along with growth in data center demand tied to the development of artificial intelligence which we believe is not fully considered in the EIA Outlook’s numbers, to continue to support long-term domestic natural gas production.
The longer-term outlook for commodity prices remains constructive and we are increasing our new, large-horsepower compression unit order in 2026 to meet our customer needs. We expect total capital to be between $290.0 million and $320.0 million in 2026 and are beginning to evaluate new, large-horsepower compression unit orders for 2027. As we look forward over the next year, active geopolitical situations like those in the Middle East and Ukraine, global trade policies, inflationary pressures and slowing global GDP growth, might temper our longer-term outlook.
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

	Year Ended December 31,		Increase
	2025	2024	(Decrease)
Fleet horsepower (at period end) (1)	3,894,332	3,862,102	0.8%
Total available horsepower (at period end) (2)	3,901,932	3,862,942	1.0%
Revenue-generating horsepower (at period end) (3)	3,585,452	3,567,842	0.5%
Average revenue-generating horsepower (4)	3,559,300	3,528,172	0.9%
Average revenue per revenue-generating horsepower per month (5)	$21.38	$20.43	4.7%
Revenue-generating compression units (at period end)	4,256	4,269	(0.3%)
Average horsepower per revenue-generating compression unit (6)	847	829	2.2%
Horsepower utilization (7):
At period end	94.7%	94.6%	0.1%
Average for the period (8)	94.3%	94.6%	(0.3%)
________________________
(1)Fleet horsepower is horsepower for compression units that have been delivered to us and excludes 14,985 and 20,310 of non-marketable horsepower as of December 31, 2025, and 2024, respectively. As of December 31, 2025, we had 63,250 horsepower on order. Additionally, as a result of the J-W Power Acquisition in January 2026, we added approximately 0.8 million in active horsepower and 1.0 million total horsepower.
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
(7)Horsepower utilization is calculated as (i) the sum of (a) revenue-generating horsepower, (b) horsepower in our fleet that is under contract, but is not yet generating revenue, and (c) horsepower not yet in our fleet that is under contract but not yet generating revenue and that is expected to be delivered, divided by (ii) total available horsepower less idle horsepower that is under repair. Horsepower utilization based on revenue-generating horsepower and fleet horsepower was 92.1% and 92.4% as of December 31, 2025, and 2024, respectively.
(8)Calculated as the average utilization for the months in the period based on utilization at the end of each month in the period. Average horsepower utilization based on revenue-generating horsepower and fleet horsepower was 92.0% and 91.7% for the years ended December 31, 2025, and 2024, respectively.
The 0.8% increase in fleet horsepower as of December 31, 2025, compared to December 31, 2024, primarily was driven by new compression units added to our fleet to meet incremental demand from customers for our compression services.
The increases in revenue-generating horsepower, average horsepower per revenue-generating compression unit, and average horsepower utilization based on revenue-generating horsepower and fleet horsepower as of and for the year ended December 31, 2025, compared to December 31, 2024, primarily were driven by the addition and deployment of new, and redeployment of existing, large-horsepower compression units due to increased demand for our services consistent with an overall increase in crude oil and natural gas produced within the U.S.
The 4.7% increase in average revenue per revenue-generating horsepower per month for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily was due to higher market-based rates on newly deployed and redeployed compression units, and CPI-based and other market-based price increases on existing customer contracts that occur as market conditions permit.

Financial Results of Operations
Year ended December 31, 2025, compared to the year ended December 31, 2024
The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Year Ended December 31,		Increase
	2025	2024	(Decrease)
Revenues:
Contract operations	$911,955	$885,250	3.0%
Parts and service	21,136	23,897	(11.6)%
Related party	65,008	41,302	57.4%
Total revenues	998,099	950,449	5.0%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	328,804	312,726	5.1%
Depreciation and amortization	284,816	264,756	7.6%
Selling, general, and administrative	66,343	72,666	(8.7)%
Loss on disposition of assets	3,820	4,939	*
Impairment of assets	7,811	913	*
Total costs and expenses	691,594	656,000	5.4%
Operating income	306,505	294,449	4.1%
Other income (expense):
Interest expense, net	(187,408)	(193,471)	(3.1)%
Loss on extinguishment of debt	(3,006)	(4,966)	*
Gain on derivative instrument	—	5,684	*
Other	97	110	(11.8)%
Total other expense	(190,317)	(192,643)	(1.2)%
Income before income tax expense	116,188	101,806	14.1%
Income tax expense	4,869	2,231	118.2%
Net income	$111,319	$99,575	11.8%
________________________
*Not meaningful.
Contract operations revenue. The $26.7 million increase in contract operations revenue for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily was due to (i) a 4.7% increase in average revenue per revenue-generating horsepower per month, as a result of higher market-based rates on newly deployed and redeployed compression units, and CPI-based and other market-based price increases on existing customer contracts that occur as market conditions permit, (ii) a 0.9% increase in average revenue-generating horsepower as a result of increased demand for our services, consistent with an overall increase in crude oil and natural gas produced within the U.S., partially offset by (iii) a $7.8 million decrease in revenue attributable to natural gas treating services activity.
Average revenue per revenue-generating horsepower per month associated with our compression services provided on a month-to-month basis did not differ significantly from the average revenue per revenue-generating horsepower per month associated with our compression services provided under contracts in their primary term during the period.
Parts and service revenue. The $2.8 million decrease in parts and service revenue for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily was due to a decrease in maintenance work performed on units outside the scope of our core maintenance activities, and in directly reimbursable freight and crane charges that are the financial responsibility of the customers. Demand for retail parts and services fluctuates from period to period based on varying customer needs.
Related-party revenue. Related-party revenue was earned through related-party transactions that occur in the ordinary course of business with various affiliated entities of Energy Transfer. The $23.7 million increase in related-party revenue for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily was due to revenue recognized from existing customers acquired by Energy Transfer that are classified as related-party revenue for a full year, as opposed to a partial year in the previous period.
Cost of operations, exclusive of depreciation and amortization. The $16.1 million increase in cost of operations for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily was due to (i) a $12.3 million increase in direct labor costs due to increased headcount associated with increased revenue-generating horsepower and higher employee costs, (ii) a $7.9 million increase in direct expenses, primarily driven by increased spending on parts resulting from higher costs and increased usage associated with increased revenue-generating horsepower, (iii) a $1.4 million increase in other indirect expenses due to increased usage associated with increased revenue-generating horsepower, and (iv) a $2.0 million increase in retail parts and service expenses, partially offset by (v) a $5.8 million decrease in fluids expense driven by decreased pricing, (vi) a $1.1 million decrease in vehicle expense due to lower maintenance and repair during the current period, and (vii) a $0.4 million decrease in non-income taxes.
Depreciation and amortization expense. The $20.1 million increase in depreciation and amortization expense for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily was due to overhauls and major improvements to compression units.
Selling, general, and administrative expense. The $6.3 million decrease in selling, general, and administrative expense for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily was due to (i) an $11.5 million decrease in unit-based compensation expense attributable to lower unit-based compensation expense resulting from the forfeiture and vesting of certain awards by certain former senior management and mark-to-market changes to our unit-based compensation liability that occurred as a result of changes to our per-unit trading price as of December 31, 2025, (ii) a $0.6 million decrease in provision for expected credit losses, (iii) a $0.5 million decrease in employee-related expenses due to decreased administrative headcount and lower employee costs, and (iv) a $0.4 million decrease to professional fees primarily related to an initiative to improve business performance, partially offset by (v) a $2.4 million increase in severance charges and other employee costs primarily related to the departure of certain senior management as well as retention and relocation payments related to the shared services integration during the current year, (vi) a $2.2 million increase in insurance and other administrative expenses, and (vii) a $1.9 million increase in transaction expenses related to the J-W Power Acquisition.
Impairment of assets. The $7.8 million and $0.9 million impairments of assets during the years ended December 31, 2025 and 2024, respectively, primarily resulted from our evaluation of the future deployment of our idle fleet assets under then-current market conditions. The primary circumstances supporting these impairments were: (i) unmarketability of certain compression units into the foreseeable future, (ii) excessive maintenance costs associated with certain fleet assets, and (iii) prohibitive retrofitting costs that likely would prevent certain compression units from securing customer acceptance. These compression and treating units were written down to their estimated salvage values, if any.
As a result of our evaluations during the years ended December 31, 2025 and 2024, we retired 28 and 2 compression units, respectively, with approximately 19,005 and 1,260 aggregate horsepower, respectively, that previously were used to provide compression services in our business.
Interest expense, net. The $6.1 million decrease in interest expense, net for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily was due to lower aggregate weighted-average interest rates under the Credit Agreement and refinanced senior notes.
Loss on extinguishment of debt. The $3.0 million loss on extinguishment of debt for the year ended December 31, 2025 resulted from the redemption of our Senior Notes 2027.
The $5.0 million loss on extinguishment of debt for the year ended December 31, 2024 resulted from the satisfaction and discharge of the Senior Notes 2026, which constituted a legal defeasance under GAAP (the “Defeasance”). This loss consists of the write-off of deferred financing costs of $4.3 million and the difference between (i) the purchase price of U.S. government securities of $748.8 million, which were used for the Defeasance and (ii) the aggregate outstanding principal balance and accrued interest of the Senior Notes 2026 of $748.1 million at the time of Defeasance. For additional information regarding the Defeasance of the Senior Notes 2026, see Note 10 to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data”.
Gain on derivative instrument. The $5.7 million gain on derivative instrument for the year ended December 31, 2024 resulted from the change in fair value of an interest-rate swap due to changes in the interest-rate forward curve and cash received during the period. This interest-rate swap was terminated in August 2024; see Note 8 to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” for additional information.

Income tax expense. The $2.6 million increase in income tax expense for the year ended December 31, 2025, compared to the year ended December 31, 2024, is primarily related to a charge of $2.9 million related to an IRS audit of our 2019 and 2020 tax returns. We believe that this amount is a reasonable estimate of the potential loss from the aggregate final imputed underpayment for the years 2019 and 2020 with the IRS. For additional information regarding our IRS audit for the years 2019 and 2020, see Note 17 to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data”.
The following table summarizes other financial data for the periods presented (dollars in thousands):

	Year Ended December 31,				Increase
Other Financial Data: (1)	2025		2024		(Decrease)
Gross margin	$384,479		$372,967		3.1%
Adjusted gross margin	$669,295		$637,723		5.0%
Adjusted gross margin percentage (2)	67.1%		67.1%		—%
Adjusted EBITDA	$613,760		$584,282		5.0%
Adjusted EBITDA percentage (2)	61.5%		61.5%		—%
DCF	$385,677		$355,317		8.5%
DCF Coverage Ratio	1.45	x	1.44	x	0.7%
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
Gross margin. The $11.5 million increase in gross margin for the year ended December 31, 2025, compared to the year ended December 31, 2024, was due to (i) a $47.7 million increase in revenues, offset by (ii) a $16.1 million increase in cost of operations, exclusive of depreciation and amortization and (iii) an $20.1 million increase in depreciation and amortization.
Adjusted gross margin. The $31.6 million increase in Adjusted gross margin for the year ended December 31, 2025, compared to the year ended December 31, 2024, was due to a $47.7 million increase in revenues, offset by a $16.1 million increase in cost of operations, exclusive of depreciation and amortization.
Adjusted EBITDA. The $29.5 million increase in Adjusted EBITDA for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily was due to a $31.6 million increase in Adjusted gross margin, partially offset by a $1.1 million increase in selling, general, and administrative expenses, excluding unit-based compensation expense, transaction expenses, and severance charges and other employee costs.
DCF. The $30.4 million increase in DCF for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily was due to (i) a $31.6 million increase in Adjusted gross margin, (ii) a $9.3 million decrease in distributions on Preferred Units following the conversion of 180,000 Preferred Units into 8,994,826 common units, and (iii) a $5.9 million decrease in cash interest expense, net, partially offset by (iv) a $7.5 million increase in maintenance capital expenditures, (v) a $6.9 million decrease in cash received on derivative instrument, and (vi) $1.1 million increase in selling, general, and administrative expenses, excluding unit-based compensation expense, transaction expenses, severance charges and other employee costs.
For additional information regarding the conversion of the Preferred Units, see Note 11 to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data”.
DCF Coverage Ratio. The slight increase in DCF Coverage Ratio for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily was due to the increase in DCF, offset by an increase in distributions from an increase in the number of common units, largely attributable to the conversion of 180,000 Preferred Units into 8,994,826 common units during 2025 and the issuance of 18,175,323 common units in January 2026 related to the J-W Acquisition.
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
We believe cash generated by operating activities and, where necessary, borrowings under the Credit Agreement will be sufficient to service our debt, fund working capital, fund our estimated expansion capital expenditures, fund our maintenance capital expenditures, and pay distributions to our unitholders through 2026.
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
We classify capital expenditures as maintenance or expansion on an individual-asset basis. Over the long term, we expect that our maintenance capital expenditure requirements will continue to increase as the overall size and age of our fleet increases. Our aggregate maintenance capital expenditures for the years ended December 31, 2025 and 2024, were $39.4 million and $31.9 million, respectively. We currently have budgeted between $60.0 million and $70.0 million in maintenance capital expenditures during 2026, including parts consumed from inventory. This includes a budgeted increase in maintenance capital expenditures as a result of the J-W Power Acquisition.
Without giving effect to any equipment that we may acquire pursuant to any future acquisitions, we currently have budgeted between $230.0 million and $250.0 million in expansion capital expenditures for 2026. This includes a budgeted increase in expansion capital expenditures as a result of the J-W Power Acquisition. Our expansion capital expenditures for the years ended December 31, 2025 and 2024, were $117.6 million and $243.5 million, respectively.
As of December 31, 2025, we had binding commitments to purchase $78.4 million of additional compression units, all of which is expected to be delivered within the next twelve months. We have not ordered any compression units subsequent to December 31, 2025.
Other Commitments
As of December 31, 2025, other commitments include operating and finance lease payments totaling $18.4 million, of which we expect to make payments of $5.6 million to be settled in the next twelve months. For a more detailed description of our lease obligations, please refer to Note 7 to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data”. Additionally, as of December 31, 2025, we had entered into a definitive agreement with respect to the J-W Power Acquisition, which closed on January 12, 2026. See “See Part I, Item 1 “Recent Developments” for additional information regarding the J-W Power Acquisition.

Cash Flows
The following table summarizes our sources and uses of cash for the years ended December 31, 2025 and 2024, (in thousands):

	Year Ended December 31,
	2025	2024
Net cash provided by operating activities	$394,262	$341,334
Net cash used in investing activities	(114,957)	(202,014)
Net cash used in financing activities	(270,755)	(139,317)
Net cash provided by operating activities. The $52.9 million increase in net cash provided by operating activities for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily was due to (i) a $60.8 million decrease in inventory purchases and (ii) a $21.3 million increase in net income excluding non-cash charges, partially offset by (iii) a $27.0 million increase in interest payments due to the timing of payments related to our refinance of our Senior Notes 2026 and (iv) a $2.1 million increase in other working capital.
Net cash used in investing activities. The $87.1 million decrease in net cash used in investing activities for the year ended December 31, 2025, compared to the year ended December 31, 2024, was due to (i) an $87.6 million decrease in capital expenditures, for purchases of new compression units, overhauls and major improvements, and purchases of other equipment, and (ii) a $0.9 million increase in proceeds from disposition of property and equipment, partially offset by (iii) a $1.4 million decrease in proceeds from insurance recovery.
Net cash used in financing activities. The $131.4 million increase in net cash used in financing activities for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily was due to (i) an increase of $750 million in payments on senior notes, (ii) a $250 million decrease in proceeds from issuance of senior notes, (iii) a $13.4 million increase in common unit distributions, and (iv) a $3.2 million increase in payments related to net settlement of unit-based awards, partially offset by (v) a $748.8 million decrease in investments in government securities purchased in connection with the Defeasance of the Senior Notes 2026, (vi) a $122.7 million increase in net borrowings under the Credit Agreement, and (vii) $11.7 million decrease in Preferred Unit distributions.
Revolving Credit Facility
As of December 31, 2025, we had outstanding borrowings under the Credit Agreement of $795.0 million and, after accounting for outstanding letters of credit in the amount of $0.8 million, $954.2 million of remaining unused availability all of which was available to be drawn, inclusive of restrictions related to compliance with applicable financial covenants. As of December 31, 2025, we were in compliance with all of our covenants under the Credit Agreement.
As of February 12, 2026, we had outstanding borrowings under the Credit Agreement of $1.3 billion and outstanding letters of credit of $2.0 million, which includes borrowings used to pay the cash consideration of the J-W Power Acquisition.
On August 27, 2025, the Partnership amended and restated its existing credit agreement by entering into the Credit Agreement. The Credit Agreement matures on August 27, 2030, except that if more than $50.0 million of the Senior Notes 2029 are outstanding on December 14, 2028, the Credit Agreement will mature on December 14, 2028.
The Credit Agreement provides for an asset-based revolving credit facility to be made available for the Partnership in an aggregate amount of up to $1.75 billion (subject to availability under our borrowing base), with a further potential increase of up to an additional $300 million.
Borrowings under the Credit Agreement bear interest at a per-annum interest rate equal to, at the Partnership’s option, either the Alternate Base Rate, one-month SOFR (which shall only be available for swingline loans made under the Credit Agreement), Daily Simple SOFR, or SOFR plus, in each case, the applicable margin. “Alternate Base Rate” means the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, and (iii) one-month SOFR rate plus 1.00%. The applicable margin for borrowings varies (a) in the case of Daily Simple SOFR and SOFR loans, from 1.75% to 2.50% per annum, and (b) in the case of Alternate Base Rate loans and one-month SOFR loans, from 0.75% to 1.50% per annum, and will be determined based on a total leverage ratio pricing grid. In addition, the Partnership is required to pay commitment fees based on the daily unused amount under the facility in an amount per annum equal to 0.25%. Amounts borrowed and repaid under the Credit Agreement may be re-borrowed, subject to borrowing base availability.

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
We expect to remain in compliance with our covenants under the Credit Agreement throughout 2026. If our current cash flow projections prove to be inaccurate, we expect to be able to remain in compliance with such financial covenants by taking one or more of the following actions: issue equity in a public or private offering; request a modification of our covenants from our bank group; reduce distributions from our current distribution rate or suspend distributions altogether; delay discretionary capital spending and reduce operating expenses; or obtain an equity infusion pursuant to the terms of the Credit Agreement.
For a more detailed description of the Credit Agreement, including the covenants and restrictions contained therein, see Note 10 to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data”.
Senior Notes
As of December 31, 2025, we had $1.0 billion and $750.0 million aggregate principal amount outstanding on our Senior Notes 2029 and Senior Notes 2033, respectively.
The Senior Notes 2027 were due on September 1, 2027, and accrued interest at the rate of 6.875% per year. Interest on the Senior Notes 2027 was payable semi-annually in arrears on each of March 1 and September 1. On October 15, 2025 the Senior Notes 2027 were redeemed in full at par, plus accrued and unpaid interest, with the net proceeds from the issuance and sale of the Senior Notes 2033, together with borrowings under our Credit Agreement.
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
For more detailed descriptions of the Senior Notes 2027, Senior Notes 2029, and Senior Notes 2033, see Note 10 to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data”.
DRIP
During the years ended December 31, 2025 and 2024, distributions of $0.2 million and $1.6 million, respectively, were reinvested under the DRIP resulting in the issuance of 7,832 and 65,352 common units, respectively.
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
The following table reconciles Adjusted gross margin to gross margin, its most directly comparable GAAP financial measure, for each of the periods presented (in thousands):

	Year Ended December 31,
	2025	2024
Total revenues	$998,099	$950,449
Cost of operations, exclusive of depreciation and amortization	(328,804)	(312,726)
Depreciation and amortization	(284,816)	(264,756)
Gross margin	$384,479	$372,967
Depreciation and amortization	284,816	264,756
Adjusted gross margin	$669,295	$637,723
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

The following table reconciles Adjusted EBITDA to net income and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Year Ended December 31,
	2025	2024
Net income	$111,319	$99,575
Interest expense, net	187,408	193,471
Depreciation and amortization	284,816	264,756
Income tax expense	4,869	2,231
EBITDA	$588,412	$560,033
Unit-based compensation expense (1)	4,342	16,552
Transaction expenses (2)	1,914	133
Severance charges and other employee costs (3)	4,455	2,430
Loss on disposition of assets	3,820	4,939
Loss on extinguishment of debt (4)	3,006	4,966
Gain on derivative instrument	—	(5,684)
Impairment of assets (5)	7,811	913
Adjusted EBITDA	$613,760	$584,282
Interest expense, net	(187,408)	(193,471)
Non-cash interest expense	8,554	8,748
Income tax expense	(4,869)	(2,231)
Transaction expenses	(1,914)	(133)
Severance charges and other employee costs	(4,455)	(2,430)
Cash received on derivative instrument	—	6,888
Other	466	1,204
Changes in operating assets and liabilities	(29,872)	(61,523)
Net cash provided by operating activities	$394,262	$341,334
________________________
(1)For the years ended December 31, 2025 and 2024, unit-based compensation expense included $2.0 million and $3.9 million, respectively, of cash payments related to quarterly payments of DERs on outstanding unit awards. Additionally, for the years ended December 31, 2025 and 2024, we paid $7.7 million and $5.4 million, respectively, for the cash portion of the settlement of phantom unit awards upon vesting, a portion of which is included in the unit-based compensation expense for these periods. The remainder of unit-based compensation expense for all periods was related to non-cash adjustments to the unit-based compensation liability.
(2)Represents certain expenses related to potential and completed transactions and other items. We believe it is useful to investors to exclude these expenses.
(3)Severance charges and other employee costs includes (i) severance payments to former employees of the Partnership, (ii) retention payments to employees of the Partnership that have executed agreements to maintain operations during the shared services integration but do not intend to remain employed with the Partnership after their retention period, and (iii) relocation payments to employees of the Partnership for relocation resulting from the shared services integration and the relocation of the Partnership’s headquarters to Dallas, Texas. These retention payments are incremental to the affected employees’ base pay. For the year ended December 31, 2025, severance charges and other employee costs included $0.6 million related to each of retention payments and relocation payments.
(4)For the year ended December 31, 2025, the loss on extinguishment of debt of $3.0 million is a result of the redemption of our Senior Notes 2027.
For the year ended December 31, 2024, the loss on extinguishment of debt is a result of the Defeasance of the Senior Notes 2026. This amount represents the write-off of deferred financing costs of $4.3 million and the difference between (i) the purchase price of U.S. government securities of $748.8 million and (ii) the aggregate outstanding principal balance and accrued interest of the Senior Notes 2026 of $748.1 million at the time of Defeasance.
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

The following table reconciles DCF to net income and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Year Ended December 31,
	2025	2024
Net income	$111,319	$99,575
Non-cash interest expense	8,554	8,748
Depreciation and amortization	284,816	264,756
Non-cash income tax expense	466	574
Unit-based compensation expense (1)	4,342	16,552
Transaction expenses (2)	1,914	133
Severance charges and other employee costs (3)	4,455	2,430
Other	2,876	—
Loss on disposition of assets	3,820	4,939
Loss on extinguishment of debt (4)	3,006	4,966
Change in fair value of derivative instrument	—	1,204
Impairment of assets (5)	7,811	913
Distributions on Preferred Units	(8,288)	(17,550)
Maintenance capital expenditures (6)	(39,414)	(31,923)
DCF	$385,677	$355,317
Maintenance capital expenditures	39,414	31,923
Transaction expenses	(1,914)	(133)
Severance charges and other employee costs	(4,455)	(2,430)
Distributions on Preferred Units	8,288	17,550
Other	(2,876)	630
Changes in operating assets and liabilities	(29,872)	(61,523)
Net cash provided by operating activities	$394,262	$341,334
________________________
(1)For the years ended December 31, 2025 and 2024, unit-based compensation expense included $2.0 million and $3.9 million, respectively, of cash payments related to quarterly payments of DERs on outstanding unit awards. Additionally, for the years ended December 31, 2025 and 2024, we paid $7.7 million and $5.4 million, respectively, for the cash portion of the settlement of phantom unit awards upon vesting, a portion of which is included in the unit-based compensation expense for these periods. The remainder of unit-based compensation expense for all periods was related to non-cash adjustments to the unit-based compensation liability.
(2)Represents certain expenses related to potential and completed transactions and other items. We believe it is useful to investors to exclude these expenses.
(3)Severance charges and other employee costs includes (i) severance payments to former employees of the Partnership, (ii) retention payments to employees of the Partnership that have executed agreements to maintain operations during the shared services integration but do not intend to remain employed with the Partnership after their retention period, and (iii) relocation payments to employees of the Partnership for relocation resulting from the shared services integration and the relocation of the Partnership’s headquarters to Dallas, Texas. These retention payments are incremental to the affected employees’ base pay. For the year ended December 31, 2025, severance charges and other employee costs included $0.6 million related to each of retention payments and relocation payments.
(4)For the year ended December 31, 2025, the loss on extinguishment of debt of $3.0 million is a result of the redemption of our Senior Notes 2027.
For the year ended December 31, 2024, the loss on extinguishment of debt is a result of the Defeasance of the Senior Notes 2026. This amount represents the write-off of deferred financing costs of $4.3 million and the difference between (i) the purchase price of U.S. government securities of $748.8 million and (ii) the aggregate outstanding principal balance and accrued interest of the Senior Notes 2026 of $748.1 million at the time of Defeasance.
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
The following table summarizes our DCF Coverage Ratio for the periods presented (dollars in thousands):

	Year Ended December 31,
	2025		2024
DCF	$385,677		$355,317

Distributions for DCF Coverage Ratio (1)	$266,659		$245,990

DCF Coverage Ratio	1.45	x	1.44	x
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
For the years ended December 31, 2025 and 2024, we evaluated the future deployment of our idle fleet assets under current market conditions and retired 28 and 2 compression and treating units, respectively, representing approximately 19,005 and 1,260 of aggregate horsepower, respectively, that previously were used to provide compression and treating services in our business. As a result, we recorded impairments of compression and treating equipment of $7.8 million and $0.3 million for the years ended December 31, 2025, and 2024, respectively. The primary circumstances supporting these impairments were: (i) unmarketability of certain compression units into the foreseeable future, (ii) excessive maintenance costs associated with certain fleet assets, and (iii) prohibitive retrofitting costs that likely would prevent certain compression units from securing customer acceptance. These compression and treating units were written down to their estimated salvage values, if any.
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
Our U.S. federal income tax returns for the years 2019 and 2020 currently are under examination by the IRS. The IRS has issued preliminary partnership examination changes, resulted in imputed underpayment computations of approximately $30.3 million, including interest, for the 2019 and 2020 tax years. Under the Bipartisan Budget Act of 2015, there are several procedural steps to complete before a final imputed underpayment, if any, is determined. Based on discussions with the IRS, we have accrued $2.9 million, which we believe is a reasonable estimate of the potential loss from the aggregate final imputed underpayment for the years 2019 and 2020. However, the final partnership imputed underpayment, if any, has not been determined. Once determined, our General Partner may elect to either pay the imputed underpayment, if any, (including any applicable penalties and interest) directly to the IRS or, if eligible, issue a revised information statement to each unitholder, or former unitholder as applicable, with respect to an audited and adjusted return.
Recent Accounting Pronouncements
See Part II, Item 8 “Financial Statements and Supplementary Data”, Note 19 for recent accounting pronouncements affecting us.
ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to any natural gas or crude oil in connection with our rendered services, and accordingly, we do not bear direct exposure to fluctuating commodity prices. However, the demand for our compression services depends on the continued demand for, and production of, natural gas and crude oil. Sustained low natural gas or crude oil prices over the long term could result in a decline in the production of natural gas or crude oil, which could result in reduced demand for our compression services. We do not intend to hedge our indirect exposure to fluctuating commodity prices. A one percent decrease in average revenue-generating horsepower during the year ended December 31, 2025 would result in an annual decrease of approximately $9.1 million and $6.1 million in our revenue and Adjusted gross margin, respectively. Adjusted gross margin is a non-GAAP financial measure. For a reconciliation of Adjusted gross margin to gross margin, its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures”. Please also read Part I, Item 1A “Risk Factors – Risks Related to Our Business – A reduction in the demand for, or production of, natural gas or crude oil could adversely affect the demand for our services or the prices we charge for our services, which could result in a decrease in our revenues and cash available for distribution to unitholders.”

Interest Rate Risk
We are exposed to market risk due to variable interest rates under the Credit Agreement.
As of December 31, 2025, we had $795.0 million of variable-rate indebtedness outstanding at a weighted-average interest rate of 5.74%. Based on our December 31, 2025 variable-rate indebtedness outstanding, a one percent increase or decrease, respectively, in the effective interest rate would result in an annual increase or decrease in our interest expense of approximately $8.0 million.
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
ITEM 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.    Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025, at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, our management believes that, as of December 31, 2025, our internal control over financial reporting was effective. Grant Thornton LLP, an independent registered public accounting firm that audited our consolidated financial statements included herein, also has audited the effectiveness of our internal control over financial reporting as of December 31, 2025, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors of USA Compression GP, LLC and
Unitholders of USA Compression Partners, LP
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of USA Compression Partners, LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2025, and our report dated February 17, 2026 expressed an unqualified opinion on those financial statements.
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
February 17, 2026

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    Other Information
In February 2026, the Compensation Committee approved a one-time special incentive retention bonus for Christopher J. Wauson in the amount of $500,000 (the “Special Bonus”). The Special Bonus was approved by the Compensation Committee based on the recommendation of senior management in recognition of, among other things, (i) Mr. Wauson’s recent appointment as the Senior Vice President and Chief Operating Officer of the Company and prompt relocation to Dallas to assume the role; (ii) his 2025 calendar year performance; and (iii) the anticipation of his role in several key current and future initiatives.
The approval of the Special Bonus by the Compensation Committee was conditioned upon entry by Mr. Wauson into a Special Bonus Retention Agreement with the General Partner (the “Retention Agreement”) which provides (i) if, prior to the second (2nd) anniversary of the effective date of the Retention Agreement, Mr. Wauson’s employment with the Partnership terminates (other than as a result of (x) a termination without cause by the Partnership; (y) his death; or (z) his permanent disability as determined by the Partnership), he will be obligated to remit and repay one-hundred percent (100%) of the Special Bonus to the Partnership; and (ii) if, after the second (2nd) anniversary but prior to March 1, 2029, Mr. Wauson’s employment with the Partnership terminates (other than as a result of (x) a termination without cause by the Partnership; (y) his death; or (z) his permanent disability as determined by the Partnership), he will be obligated to remit and repay fifty percent (50%) of the Special Bonus to the Partnership. Mr. Wauson and the General Partner entered into the Retention Agreement on February 12, 2026.
The foregoing summary of the Retention Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Retention Agreement, which is filed as Exhibit 10.22 hereto, and is incorporated herein by reference.
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed the Company of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.
ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
ITEM 10.    Directors, Executive Officers, and Corporate Governance
Board of Directors
Our general partner, USA Compression GP, LLC (the “General Partner”), manages our operations and activities. The General Partner is wholly owned by Energy Transfer LP (“Energy Transfer”). The General Partner has a board of directors (the “Board”) that manages our business, and the Board has appointed executive officers of the General Partner. References to “our officers” and “our directors” in this section refers to the officers and directors of the General Partner. The Board is not elected by our unitholders and is not subject to re-election on a regular basis in the future. As the sole member of the General Partner, Energy Transfer is entitled under the limited liability company agreement of the General Partner (the “GP LLC Agreement”) to appoint all directors of the General Partner, subject to any rights and restrictions that may be contained in other agreements. The GP LLC Agreement provides that the Board shall consist of between two and eleven persons.
The Board is comprised of nine members, all of whom were designated by Energy Transfer. Three members of the Board are independent as defined under the independence standards established by the NYSE and the SEC. Although the NYSE does not require a publicly traded limited partnership like us to have a majority of independent directors on the Board or to establish a compensation committee or a nominating committee, the Board has elected to have a standing compensation committee (the “Compensation Committee”). We do not have a nominating committee in light of the fact that Energy Transfer currently has the right to appoint all of the members of the Board.
The non-management members of the Board meet in executive session without any members of management present at least twice a year. Mr. William S. Waldheim presides at such meetings. Interested parties can communicate directly with non-management members of the Board by mail in care of the General Counsel and Secretary at USA Compression Partners, LP, 8115 Preston Road, Suite 700, Dallas, Texas 75225. Such communications should specify the intended recipient or recipients. Commercial solicitations or similar communications will not be forwarded to the Board.
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
The charter of the Audit Committee (the “Audit Committee Charter”) is available under the Investor Relations tab on our website at usacompression.com. We will provide a copy of the Audit Committee Charter to any of our unitholders without charge upon written request to Investor Relations, 8115 Preston Road, Suite 700, Dallas, Texas 75225.
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
Under the charter of the Compensation Committee (the “Compensation Committee Charter”), a director serving as a member of the Compensation Committee may not be an officer of, or employed by, the General Partner, us, or our subsidiaries. During 2025, none of Mr. Joyce, Mr. Waldheim, or Mr. Wortham was an officer or employee of Energy Transfer or any of its affiliates, or served as an officer of any company with respect to which any of our executive officers served on such company’s board of directors.
The Compensation Committee Charter is available under the Investor Relations tab on our website at usacompression.com. We will provide a copy of the Compensation Committee Charter to any of our unitholders without charge upon written request to Investor Relations, 8115 Preston Road, Suite 700, Dallas, Texas 75225.
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
Corporate Governance Guidelines and Code of Ethics
The Board has adopted Corporate Governance Guidelines (the “Guidelines”) that outline important policies and practices regarding our governance and provide a framework for the function of the Board and its committees. The Board also has adopted a Code of Business Conduct and Ethics (the “Code”) that applies to the General Partner and its subsidiaries and affiliates, including us, and to all of its and their directors, employees, and officers, including its principal executive officer, principal financial officer, and principal accounting officer. We intend to post any amendments to the Code, or waivers of its provisions applicable to our directors or executive officers, including our principal executive officer and principal financial officer, or our principal accounting officer, on our website. The Guidelines and the Code are available under the Investor Relations tab on our website at usacompression.com. We will provide copies of the Guidelines and the Code to any of our unitholders without charge upon written request to Investor Relations, 8115 Preston Road, Suite 700, Dallas, Texas 75225.
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
Directors and Executive Officers
The following table shows information as of February 12, 2026 regarding the current directors and executive officers of USA Compression GP, LLC.

Name	Age	Position with USA Compression GP, LLC
M. Clint Green	48	President and Chief Executive Officer
Christopher M. Paulsen	48	Senior Vice President, Chief Financial Officer and Treasurer
Christopher J. Wauson	45	Senior Vice President and Chief Operating Officer
Christopher W. Porter	42	Senior Vice President, General Counsel and Secretary
Dylan A. Bramhall	49	Director
Clifford A. Harris	77	Director
Glenn E. Joyce	68	Director
Thomas E. Long	69	Director
Thomas P. Mason	69	Director
William S. Waldheim	69	Director
Bradford D. Whitehurst	51	Director
John L. Wortham	74	Director
James M. Wright, Jr.	57	Director
The directors of the General Partner hold office until the earlier of their death, resignation, removal, or disqualification or until their successors have been elected and qualified. Officers serve at the discretion of the Board. There are no family relationships among any of the directors or executive officers of the General Partner.
M. Clint Green has served as our President and Chief Executive Officer since October 2024. Prior to this position, Mr. Green served as Group Senior Vice President, Construction and Project Execution for Energy Transfer beginning in August 2024, Senior Vice President, Construction and Project Execution for Energy Transfer from April 2022 to August 2024, and as Vice President of Operations for Energy Transfer’s Western Division from August 2018 to April 2022. Mr. Green has more than 25 years of industry experience, having served in leadership positions at Energy Transfer since 2015, when he joined as a Senior Director through its merger with Regency Energy Partners. Prior to Energy Transfer, he held positions at Regency Energy Partners, Hanover Compression, CDM Compression and SEC Energy.
Christopher M. Paulsen has served as our Senior Vice President, Chief Financial Officer and Treasurer since January 2026 and prior to that was our Vice President, Chief Financial Officer and Treasurer since November 2024. Prior to joining us, Mr. Paulsen was the Senior Vice President of Business Development and Strategy for Pioneer Natural Resources Company (“Pioneer”), a large independent oil and gas exploration and production company, from March 2023 through Pioneer’s merger with ExxonMobil in May 2024. Prior to that, he was the Vice President of Business Development and Strategy at Pioneer beginning in January 2013. Mr. Paulsen joined Pioneer in 2002 and served in various areas including investor relations, mergers and acquisitions, and operations and subsurface. In 2011, Mr. Paulsen took over leadership of the business development team responsible for shale technology, divestitures, and mergers and acquisitions. Transactions generally concentrated on upstream, midstream, oilfield service, and renewable sectors in the Permian Basin, Mid-Continent, Gulf Coast, Alaska, and Rockies. Additionally, his team was responsible for corporate strategy, scenario planning, and energy transition investments transactions. Prior to joining Pioneer, Mr. Paulsen worked for SBC Communications in planning as well as treasury. Mr. Paulsen received his BBA from Baylor University and his MBA from the McCombs School of Business at the University of Texas. Mr. Paulsen is a board member of Ralph Lowe Energy Institute at Texas Christian University. He also serves as a board member of the

Maguire Energy Institute at Southern Methodist University, focusing his efforts with the student-directed Spindletop Energy Investment Fund.
Christopher J. Wauson has served as our Senior Vice President and Chief Operating Officer since January 2026 and prior to that was our Vice President and Chief Operating Officer since April 2025. Prior to that, he served as the company’s Regional Vice President of Operations, a position he held since USA Compression acquired CDM Resource Management in 2018. From 2011 to 2018, Mr. Wauson held roles of increasing responsibility at CDM Resource Management, where he advanced to Senior Vice President of Operations. Prior to CDM Resource Management, Mr. Wauson held various positions in the energy and natural gas compression industries beginning in 1999 at companies including Hanover, Alcoa and Valerus Compression. Mr. Wauson holds an associate’s degree in Instrumentation/ Electrical Technology from the University of Houston.
Christopher W. Porter has served as our Senior Vice President, General Counsel and Secretary since January 2026 and prior to that was our Vice President, General Counsel and Secretary since January 2017. Mr. Porter joined us in October 2015 as our Associate General Counsel and Assistant Secretary. From January 2010 through October 2015, Mr. Porter practiced corporate and securities law at Hunton Andrews Kurth LLP, representing public and private companies, including master limited partnerships, in capital markets offerings, mergers and acquisitions, and corporate governance. Mr. Porter holds a B.B.A. degree in accounting from Texas A&M University, a M.S. degree in finance from Texas A&M University, and a J.D. degree from George Washington University.
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
Clifford A. Harris has served on the Board since February 2024. Until February 2024, Mr. Harris held the position of Director – Sales with the general partner of Energy Transfer. Prior to that, Mr. Harris was Director – Sales of Dual Drive Technologies, Ltd., a company that developed technology which enables a gas compressor to switch from a natural gas engine to an electric driver, which was acquired by Energy Transfer in 2017. Mr. Harris held various positions with Dual Drive Technologies, Ltd. and its predecessors beginning in 1995. Before entering the energy industry, Mr. Harris played professional football with the Dallas Cowboys, and was inducted into the Pro Football Hall of Fame in 2020. Mr. Harris has also served on the board of the Juvenile Diabetes Research Foundation, and holds a bachelor’s degree in mathematics and a minor in physics from Ouachita Baptist University.
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
Thomas E. Long has served on the Board since April 2018. Mr. Long was appointed as Co-Chief Executive Officer of the general partner of Energy Transfer effective January 2021. Since May 2022, Mr. Long also has served as a director of Texas Capital Bancshares, Inc., and was appointed to the board of directors of TXSE Group Inc., the parent company of the Texas Stock Exchange, in July 2024. Mr. Long previously served as the Chief Financial Officer of the general partner of Energy Transfer from February 2016 until January 2021. Mr. Long also has served as a director of the general partner of Energy Transfer since April 2019. Mr. Long served as Co-Chief Executive Officer of ETO’s general partner from January 2021 until its merger into Energy Transfer in April 2021 and was previously its Chief Financial Officer. He also served on the board of directors of the general partner of Sunoco LP from May 2016 until May 2021. Mr. Long also served as the Chief Financial Officer and as a director of PennTex Midstream Partners, LP’s general partner from November 2016 to July 2017. Mr. Long also served as Executive Vice President and Chief Financial Officer of Regency GP LLC from November 2010 to April 2015.
Mr. Long was selected to serve on the Board because of his understanding of energy-related corporate finance gained through his extensive experience in the energy industry.
Thomas P. Mason has served on the Board since April 2018. Since December 2022, Mr. Mason has served as the Executive Vice President and President – LNG of the general partner of Energy Transfer. Mr. Mason became the Executive Vice President and General Counsel of the general partner of Energy Transfer in December 2015, and served as the Executive Vice President, General Counsel and President – LNG from October 2018 following the merger of Energy Transfer Equity, L.P. and Energy Transfer Partners, L.P. until December 2022 when he resigned from his role as General Counsel. In February 2021, Mr. Mason assumed leadership responsibility over Energy Transfer’s newly created Alternative Energy Group, which focuses on the development of alternative energy infrastructure projects. Mr. Mason previously served as Senior Vice President, General Counsel and Secretary of ETO’s general partner from April 2012 to December 2015, as Vice President, General Counsel and Secretary from June 2008 and as General Counsel and Secretary from February 2007. Prior to joining ETO, he was a partner in the Houston office of Vinson & Elkins L.L.P. Mr. Mason also previously served on the Board of Directors of the general partner of Sunoco Logistics Partners L.P. from October 2012 to April 2017.
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
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires that the members of the Board, our executive officers, and persons who own more than 10 percent of a registered class of our equity securities file initial reports of ownership and reports of changes in ownership of our common units and other equity securities with the SEC and any exchange or other system on which such securities are traded or quoted. To our knowledge and based solely on a review of Section 16(a) forms filed electronically with the SEC, we believe that all reporting obligations of the members of the Board, our executive officers and greater than 10 percent unitholders under Section 16(a) were satisfied during the year ended December 31, 2025.
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
Compensation Discussion & Analysis
Named Executive Officers
The following disclosure describes the executive compensation program for the named executive officers identified below (the “NEOs”). For the year ended December 31, 2025, the NEOs were:
•M. Clint Green, President and CEO;
•Christopher M. Paulsen, Vice President, Chief Financial Officer and Treasurer;
•Christopher J. Wauson, Vice President and Chief Operating Officer;*
•Christopher W. Porter, Vice President, General Counsel and Secretary; and
•Eric A. Scheller, Former Vice President and Chief Operating Officer*
*Mr. Scheller resigned from his position as Vice President and Chief Operating Officer effective April 4, 2025. Effective April 5, 2025, Mr. Wauson was appointed by the Board as the Vice President and Chief Operating Officer.

Each of Messrs. Paulsen, Wauson and Porter began serving in a Senior Vice President position with the Partnership beginning in January 2026 (i.e. as Senior Vice President, Chief Financial Officer and Treasurer; Senior Vice President and Chief Operating Officer, and Senior Vice President, General Counsel and Secretary, respectively).
Compensation Philosophy and Objectives
We have consistently based our compensation philosophy and objectives on the premise that a significant portion of each NEO’s total compensation should be incentive-based or “at-risk” compensation. We share Energy Transfer’s philosophy that the NEOs’ total compensation levels should be competitive in the marketplace for executive talent and abilities. The Compensation Committee seeks a total compensation program for the NEOs that provides for a slightly below the median market annual base compensation (i.e., approximately the 30th to 40th percentile of market) but incentive-based compensation composed of a combination of compensation vehicles to reward both short- and long-term performance that are both targeted to pay out at approximately the top-quartile of market. The Compensation Committee believes that a desirable balance of incentive-based compensation is achieved by: (i) the payment of annual discretionary cash bonuses that consider (a) the achievement of the financial and operational performance objectives for a fiscal year set towards the beginning of such fiscal year and (b) the individual contributions of each NEO to our level of success in achieving the annual financial and operational performance objectives and (ii) the annual grant of time-based phantom unit, restricted unit, or cash restricted unit awards under our equity incentive plan(s). These time-based awards are intended to incentivize and retain our key employees for the long-term and motivate them to focus their efforts on increasing the market price of our common units and the level of cash distributions we pay to our common unitholders.
Historically, we have granted phantom unit awards (“Phantom Units”) that vested, based generally upon continued employment, at a rate of 60% after the third year of service and the remaining 40% after the fifth year of service. Since December 2024, however, we have granted time-based awards through a combination of restricted unit awards (“RSUs”) and cash restricted units (“CRSUs”), with 75% awarded as RSUs and the remaining 25% awarded as CRSUs. The RSUs vest, based generally upon continued employment, at a rate of 60% after the third year of service and the remaining 40% after the fifth year of service and the CRSUs vest, based generally upon continued employment, at a rate of 1/3 annually over a three-year period.
While we utilize time-based forms of equity-based awards, beginning with the awards approved in December 2025 consistent with the practices used by the Energy Transfer Group (as that term is defined below), the grant date valuation was set using a modified total unitholder return (“TUR”) performance metric as measured against the average return of Alerian MLP index (AMZ) over defined periods of time. The modified TUR is designed to create a recognition of a performance adjustment to the equity-based awards based on the prior periods measured to add an element of performance impact in setting grant date value even though the RSUs and CRSUs themselves are time-vested vehicles.
The following charts illustrate the level of at-risk incentive compensation we awarded in 2025 to our CEO and, on an averaged basis, the other NEOs who were serving as executive officers as of December 31, 2025. “Variable/at-risk” compensation is comprised of time-based incentive awards, including RSUs and CRSUs, and annual discretionary cash bonuses, and “fixed” compensation is comprised of base salary.
Our compensation program is structured to achieve the following:
•reward executive officers with an industry-competitive total compensation package of competitive base salaries and significant incentive opportunities yielding a total compensation package approaching the top-quartile of the market;

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
Methodology to Setting Compensation Packages
Our executive compensation program is administered by the Compensation Committee. The Compensation Committee considers relevant data available to it to assess our competitive position with respect to base salary, annual short-term incentives and long-term incentive compensation, and the alignment of the compensation program with the Partnership’s compensation philosophy described above. Specifically, for the NEOs, the Compensation Committee:
•establishes and approves target compensation levels for each NEO;
•approves Partnership performance measures and goals;
•determines the mix between cash and equity compensation, short-term, and long-term incentives and benefits;
•verifies the achievement of previously established performance goals; and
•approves the resulting cash or equity-based awards to the NEOs.
The Compensation Committee also considers other factors such as the role, contribution, skills, experience, and performance of an individual relative to his or her peers at the Partnership, and internal compensation levels within Energy Transfer and its affiliates (the “Energy Transfer Group”). The Compensation Committee does not assign a specific weight to these factors, but rather makes a subjective judgment taking all of these factors into account. The Compensation Committee consults with and takes into account guidance and input, as appropriate, from our CEO, Energy Transfer’s Co-CEO, and Energy Transfer’s Group Senior Vice President of Human Resources to ensure compensation decisions are undertaken consistent with the relevant compensation philosophy and objectives of the Energy Transfer Group.
The Compensation Committee reviews and approves all compensation for the NEOs. In determining the compensation for the NEOs, the Compensation Committee takes into account input and recommendations from the CEO, Energy Transfer’s Co-CEO, and Energy Transfer’s Group Senior Vice President of Human Resources. The CEO’s compensation is reviewed and approved by the Compensation Committee based on comparative compensation data, including within the Energy Transfer Group, and the Compensation Committee’s independent evaluation of the CEO’s actual or expected contributions to the Partnership’s performance.
Periodically, we engage a third-party consultant to provide the Compensation Committee with market information regarding compensation levels at peer companies to assist in evaluating compensation levels for our executives, including the NEOs. In 2025, we engaged Meridian Compensation Partners, LLC (“Meridian”), the independent compensation advisor to Energy Transfer, to conduct a report on market information and compensation levels of our peer companies (the “2025 Meridian Report”), which report updated and replaced the most recent report prepared by Meridian in 2023 (the “2023 Meridian Report”).
In conducting its review, Meridian assisted in the development of the final “peer group” of companies in the oil and gas space that most closely reflect our profile after considering factors like revenue, total assets, enterprise value and market cap. The final “peer group” represented an expanded reference of companies composed of a broader group of oil and gas companies, including a large focus on equipment and services companies but also including certain marketing companies, transportation and storage and upstream comparators whose data provided additional market context. For 2025, the core group of peer companies was updated from the 2023 Meridian Report to reflect changes assessed by Meridian from the prior market review. The core identified companies were:

Company	Ticker
1. Antero Midstream Corporation	AM
2. Archrock, Inc.	AROC
3. Atlas Energy Solutions Inc.	AESI
4. Cactus, Inc.	WHD
5. DT Midstream, Inc	DTM
6. Enerflex Ltd.	EFX.TO
7. Expro Group Holdings N.V.	XPRO
8. Genesis Energy, L.P.	GEL
9. Helmerich & Payne, Inc.	HP
10. Kodiak Gas Services, Inc	KGS
11. Kinetic Holdings, Inc.	KNTK
12. Oil States International, Inc	OIS
13. Patterson-UTI Energy	PTEN
14. Pro Petro Holding Corp.	PUMP
15. RPC, Inc.	RES
16. Select Water Solutions, Inc.	WTTR
17. Summit Midstream Partners, LP	SMLP
18. TETRA Technologies, Inc.	TTI
Elements of the Compensation Program
Compensation for the NEOs primarily consists of the following elements and corresponding objectives:

Compensation Element	Primary Objective
Base salary	To recognize performance of job responsibilities and to attract and retain individuals with superior talent.

Annual incentive compensation	To promote near-term performance objectives and reward individual contributions to the achievement of those objectives.

Long-term equity incentive awards (RSUs and in previous years, Phantom Units)	To emphasize long-term performance objectives, encourage the maximization of unitholder value, and retain key executives by providing an opportunity to participate in the ownership of the Partnership.

Long-term equity incentive awards (CRSUs)	To emphasize long-term performance objectives, encourage the maximization of unitholder value, and retain key executives by providing an opportunity to benefit from strong unitholder value.

Retirement savings (401(k)) plan	To provide an opportunity for tax-efficient savings.

Other elements of compensation and perquisites	To attract and retain talented executives in a cost-efficient manner by providing benefits comparable to those offered by similarly situated companies.
Base Salary for 2025
Base salaries for the NEOs generally have been set at a level deemed appropriate by the Compensation Committee to attract and retain individuals with superior talent. Generally, base salary increases are determined on an annual basis based on the job responsibilities, demonstrated proficiency and performance of the NEO, and market conditions. Initial base salaries for 2025 for Messrs. Green, Paulsen, and Wauson were determined when they were appointed in October 2024, November 2024, and April 2025, respectively. In connection with determining initial base salaries for Messrs. Porter and Scheller for 2025, the Compensation Committee and CEO considered cost of living increases, internal compensation levels within the Energy Transfer Group, and comparable salaries for certain executive roles within our peer group contained in the 2023 Meridian Report, and determined to provide an increase to base salary for Messrs. Porter and Scheller for 2025.
The initial 2025 base salaries, and 2024 base salaries for certain NEOs, are set forth in the following table:

Name and Principal Position	2025 Base Salary ($)(1)		2024 Base Salary ($)
M. Clint Green, President and Chief Executive Officer	500,000		500,000	(2)
Christopher M. Paulsen, Vice President, Chief Financial Officer and Treasurer	425,000		425,000	(2)
Christopher J. Wauson, Vice President and Chief Operating Officer	375,000		—
Christopher W. Porter, Vice President, General Counsel and Secretary	422,300		410,000
Eric A. Scheller, Former Vice President and Chief Operating Officer*	432,600	(3)	420,000
________________________
(1)The 2025 base salaries reflected in the table are annualized amounts as of January 1, 2025, other than the amount for Mr. Wauson, which is his annualized base salary following his appointment on April 5, 2025. See “– Summary Compensation Table” below for the base salary actually paid to each NEO in 2025.
(2)The 2024 base salaries for Messrs. Green and Paulsen reflect such officer’s annualized base salary rate for 2024. Messrs. Green and Paulsen were actually paid $124,923 and $52,308 in base salary, respectively, in 2024, based on their time with Partnership during 2024.
(3)Mr. Scheller left the Partnership effective April 4, 2025.
In August 2025, after completion of the 2025 Meridian report and in order to align our compensation cycle with the Energy Transfer Group’s compensation cycle, the Compensation Committee performed a compensation merit review of the NEOs, other than Mr. Porter. Following this review, the Compensation Committee increased the base salaries for these NEOs. In July 2025, the Compensation Committee performed a compensation merit review of Mr. Porter in connection with the amendment to his Employment Agreement (as defined below), and increased Mr. Porter’s base salary. See “– Employment Agreement” below for more details on Mr. Porter’s Employment Agreement. The base salaries following these increases are set forth in the following table:

Name and Principal Position (2)	2025 Base Salary ($)(1)
M. Clint Green, President and Chief Executive Officer	525,000
Christopher M. Paulsen, Vice President, Chief Financial Officer and Treasurer	450,000
Christopher J. Wauson, Vice President and Chief Operating Officer	425,000
Christopher W. Porter, Vice President, General Counsel and Secretary	435,000
________________________
(1)The 2025 base salaries reflected in the table are annualized amounts following the increases. These increases took effect for the payroll on August 22, 2025 for Messrs. Green, Paulsen and Wauson, and for the payroll on July 11, 2025 for Mr. Porter. See “– Summary Compensation Table” below for the base salary actually paid to each NEO in 2025.
(2)Mr. Scheller left the Partnership effective April 4, 2025, prior to the compensation increases.
Annual Cash Incentive Compensation for 2025
In March 2025, the Compensation Committee approved the USA Compression Partners, LP Second Amended and Restated Annual Cash Incentive Plan (the “Bonus Plan”), which was effective as of January 2025. Each NEO’s potential bonus is governed by the Bonus Plan and, for Mr. Porter, also governed by his Employment Agreement. The Compensation Committee acts as the administrator of the Bonus Plan under the supervision of the full Board, and has the discretion to amend, modify, or terminate the Bonus Plan at any time.
In February 2026, the Compensation Committee made the determination to pay annual cash bonus awards to our NEOs, under the Bonus Plan attributable to the year ended December 31, 2025. Although the funding of the Bonus Plan generally is based on our satisfaction of certain performance measures that were previously established for the 2025 year, the Compensation Committee retains the authority to use its business judgment to make decisions or adjustments to the Bonus Plan’s funding pool or the individual bonus awards resulting from the guidelines set forth below. The Bonus Plan contains four payout factors and corresponding percentages that comprise the total annual target bonus for all eligible employees, including the NEOs (the “Annual Target Bonus Pool”), as shown in the following chart.

Bonus Plan Payout Factors
Payout Factor	% of Total Annual Target Bonus
Adjusted EBITDA Budget Target Payout Factor	50%
Distributable Cash Flow Budget Target Payout Factor	30%
Departmental Budget Target Payout Factor	10%
Safety Budget Target Payout Factor	10%
Each of the Adjusted EBITDA Budget Target Payout Factor (the “Adjusted EBITDA Factor”) and the Distributable Cash Flow, or DCF, Budget Target Payout Factor (the “DCF Factor”) assign payout factors from 0% to 135% based on the percentage of the Partnership’s budgeted Adjusted EBITDA and DCF, respectively, achieved for the year, as shown in the following chart. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” for definitions of these non-GAAP measures as well as reconciliations of each measure to its most directly comparable financial measure(s) calculated and presented in accordance with GAAP.

Adjusted EBITDA and DCF Factors
% of Budget Target	Bonus Pool Payout Factor
Greater than 110	1.35x
107 – 110	1.30x
105 – 107	1.25x
103 – 105	1.20x
101 – 103	1.10x
95.0 – 101	1.00x
90.0 – 94.9	0.90x
85.0 – 89.9	0.85x
80 – 84.9	0.75x
< 80.0	0.0x
For the 2025 year, the Compensation Committee set the Adjusted EBITDA Budget Target at $600.0 million and the DCF Budget Target at $360.0 million.
The Departmental Budget Target Payout Factor (the “Departmental Budget Factor”) assigns payout factors based on the specific dollar amount of general and administrative expenses or operating and maintenance expenses set for each department of the Partnership.

Departmental Budget Ratio Factor
% of Budget Target	Bonus Pool Payout Factor
0.0 – 100.9	1.00x
101.0 – 105.9	0.90x
106.0 – 110.9	0.70x
111.0 – 114.9	0.50x
>115	0.0x
For the 2025 year, the Compensation Committee set the Departmental Budget Target (as defined in the Bonus Plan) at $60.5 million.

The Safety Budget Target Payout Factor (the “Safety Factor”) assigns payout factors based on the Partnership’s Total Recordable Incident Rate, or TRIR (as calculated by the U.S. Occupational Safety and Health Administration), against the Partnership’s TRIR target, as shown in the following chart.

Safety Factor
% of Target	Bonus Pool Payout Factor
Less than 100	1.00x
100 – 105	0.90x
105.1 – 110	0.80x
110.1 – 115	0.70x
115.1 – 125	0.60x
Greater than 125	0.00x
For the 2025 year, the Compensation Committee set the Safety Budget Target (as defined in the Bonus Plan) at 0.90.
The establishment and amount of the bonus pool is 100% discretionary and subject to approval and/or adjustment by the Compensation Committee. In determining bonuses for the NEOs, the Compensation Committee takes into account whether the Partnership achieved or exceeded its targeted performance objectives. Further, under the Bonus Plan no other targets are considered unless the Adjusted EBITDA Budget Target result is at least 80% of its Budget Target. In the case of the NEOs, their bonus pool targets for the 2025 year range from 65% to 135% of their respective annual base salaries.
For the 2025 year, the Compensation Committee set a target bonus amount (the “Target Bonus”) for each NEO as follows: (i) for Mr. Wauson, upon his appointment in April 2025, which the Compensation Committee reaffirmed in connection with its compensation merit review in August 2025, (ii) for Mr. Porter, in connection with his compensation merit review in July 2025, and (iii) for Messrs. Green and Paulsen, in connection with their compensation merit reviews in August 2025. These Target Bonuses were set as a percentage of the NEO’s base salary. For the bonus applicable to the 2025 year, the Target Bonus, as a percentage of base salary and as a dollar amount, is reflected in the table below.

Name (1)	Percentage of Base Salary	Target Amount ($)
M. Clint Green, President and Chief Executive Officer	135%	708,750
Christopher M. Paulsen, Vice President, Chief Financial Officer and Treasurer	105%	472,500
Christopher J. Wauson, Vice President and Chief Operating Officer	105%	446,250
Christopher W. Porter, Vice President, General Counsel and Secretary	105%	456,750
________________________
(1)Mr. Scheller left the Partnership effective April 4, 2025 and, as such, was ineligible to participate in the Bonus Plan for 2025.
The annual cash bonus pool targets for 2025 were based on the determination of the Compensation Committee and in consideration of the available compensation data and the role, contribution, skills, experience, and performance of an individual relative to his or her peers at the Partnership.
For the year ended December 31, 2025, we achieved (i) Adjusted EBITDA of $613.76 million or 102.3% of target resulting in an Adjusted EBITDA Bonus Pool Payout Factor of 1.10; (ii) DCF of $385.68 million or 104.4% of target, resulting in a DCF Bonus Pool Payout Factor of 1.20; (iii) Departmental Budget of $60.089 million or 99.3% of target, resulting in a Departmental Budget Bonus Pool Payout Factor of 1.00; and (iv) a TRIR of 0.39 or 55.7% of target resulting in a Safety Budget Bonus Pool Payout Factor of 1.00. Based on these achieved results, the Compensation Committee approved a total bonus pool of 111% of Bonus Plan target. The awards made to each of the NEOs pursuant to the Bonus Plan with respect to the year ended December 31, 2025 were as follows:

Name (1)	Bonus ($)
M. Clint Green, President and Chief Executive Officer	765,000
Christopher M. Paulsen, Vice President, Chief Financial Officer and Treasurer	507,000
Christopher J. Wauson, Vice President and Chief Operating Officer	450,500
Christopher W. Porter, Vice President, General Counsel and Secretary	507,000
________________________
(1)Mr. Scheller left the Partnership effective April 4, 2025, and as such, was ineligible to participate in the Bonus Plan for 2025.

Amounts received by the NEOs pursuant to the Bonus Plan are subject to certain clawback policies, and may be subject to repayment in part or in full if the Partnership is required to prepare an accounting restatement.
Long-Term Equity Incentive Awards
While the Partnership has historically granted Phantom Units awards under its long-term incentive award program, beginning in December 2024, the Partnership began granting awards of RSUs together with awards of CRSUs. The vesting terms of these awards and the target award levels for the 2025 RSUs and CRSUs are described below.
Long-Term Restricted Unit Awards
The LTIP is designed to promote our interests, as well as the interests of our unitholders, by rewarding our officers, directors, and certain of our employees for delivering desired performance results, as well as by strengthening our ability to attract, retain, and motivate qualified individuals to serve as officers, directors, and employees. The Compensation Committee acts as the administrator of the LTIP, which provides for the grant, from time to time at the discretion of the Compensation Committee, of unit awards, restricted units, phantom units, unit options, unit appreciation rights, DERs, and other common unit-based awards. However, since our initial public offering in 2013, the Compensation Committee has only granted awards of Phantom Units and RSUs with DERs under the LTIP. Each Phantom Unit and RSU represents the right to receive a common unit or, in the case of Phantom Units, an amount of cash equal to the fair market value of a common unit (or a combination thereof), upon the vesting of such Phantom Unit or RSU pursuant to the LTIP, the applicable award agreement thereunder (“Phantom Unit Agreement” or “Restricted Unit Agreement”, respectively), and as determined by the Compensation Committee in its discretion. The outstanding, unvested Phantom Units and RSUs granted under the LTIP and held by the NEOs are reflected below in “– Outstanding Equity Awards as of December 31, 2025.”
Under our Phantom Unit Agreement and Restricted Unit Agreement that are currently in effect, vesting occurs as follows:
•60% vesting on the third December 5 following the grant;
•40% vesting on the fifth December 5 following the grant;
•accelerated vesting of 100% of the outstanding unvested award(s) in the event of a Change in Control (as defined under the LTIP and set forth below under “Potential Payments upon Termination or Change in Control”); and
•accelerated vesting of 100% of the outstanding unvested award(s) in the event of the NEO’s death or Disability (as defined under the LTIP and set forth below under “Potential Payments upon Termination or Change in Control”).
Additionally, as discussed below under “Potential Payments Upon a Termination or Change of Control”, the Phantom Unit Agreements and Restricted Unit Agreements provide that outstanding unvested Phantom Units and RSUs would automatically accelerate upon a change in control event, which means vesting automatically accelerates upon a change of control irrespective of whether the executive is terminated. In addition, the award agreements also include certain acceleration provisions upon retirement with the ability to accelerate 40% of outstanding unvested awards at age 65 and 50% at age 68. These acceleration provisions require that the participant have not less than (i) ten (10) years in respect of Phantom Unit awards or (ii) five (5) years in respect of RSU awards of employment service to the Partnership or an affiliate and are subject to the applicable provisions of IRC Section 409(A), which may include a six (6) month delay in the vesting after retirement. The retirement provision also requires that, in the case of RSUs, the award be held for at least one year after the grant date in order to be eligible for acceleration. The vesting of the Phantom Units and RSUs are subject, in each case described above, to the NEO’s continued employment with us or our affiliates until the relevant vesting date.
CRU Plan Awards
Under the CRU Plan, our Compensation Committee, in its discretion, may grant awards of CRSUs, upon such terms and conditions as it may determine appropriate and in accordance with general guidelines as defined by the CRU Plan. Each CRSU represents the right to receive an amount of cash equal to the fair market value of a common unit upon the vesting of such CRSU, pursuant to the applicable award agreement thereunder (“Cash Restricted Unit Agreement”). The CRSUs do not include rights to DER cash payments. Awards from the CRU Plan are used to incentivize and reward eligible employees over a long-term basis.
Under our Cash Restricted Unit Agreements that are currently in effect, vesting occurs as follows:
•1/3 vesting of the award on each December 5 following the grant;
•accelerated vesting of 100% of the outstanding unvested award(s) in the event of a Change in Control (as defined under the CRU Plan and set forth below under “Potential Payments upon Termination or Change in Control”); and

•accelerated vesting of 100% of the outstanding unvested award(s) in the event of the NEO’s death or Disability (as defined under the CRU Plan and set forth below under “Potential Payments upon Termination or Change in Control”)
Additionally, as discussed below under “Potential Payments Upon a Termination or Change of Control”, the CRSU Agreements provide that outstanding unvested CRSUs would automatically accelerate upon a change in control event, which means vesting automatically accelerates upon a change of control irrespective of whether the executive is terminated. In addition, the CRSU award agreements also include certain acceleration provisions upon retirement with the ability to accelerate 40% of outstanding unvested awards at age 65 and 50% at age 68. These acceleration provisions require that the participant have not less than five (5) years of employment service to the Partnership or an affiliate and are subject to the applicable provisions of IRC Section 409(A), which may include a six (6) month delay in the vesting after retirement. The retirement provision also requires that the award be held for at least one year after the grant date in order to be eligible for acceleration.
The vesting of the CRSUs are subject, in each case described above, to the NEO’s continued employment with us or our affiliates until the relevant vesting date.
The target level of annual long-term incentive awards granted in 2025 for each of the NEOs is expressed below as a percentage of the NEO’s base salary. As described above, these awards were split based on 75% RSUs and 25% CRSUs. In determining the level of the 2025 grants of long-term incentive awards to the NEOs, the Compensation Committee, taking into account the role, contribution, skills, experience, and performance of an NEO relative to his or her peers at the Partnership, award levels within the Energy Transfer Group, and market and other relevant data, determined each of the NEO’s long-term incentive targets. The base salaries used for these calculations were the base salaries for the 2025 calendar year following the mid-year increases described above. The long-term incentive targets are used as the basis to determine the target number of units to be awarded to the eligible participant, including the NEOs. For 2025, the Partnership utilized a 60 trading-day trailing weighted average price of the Partnership’s common units prior to November 1, 2025 to determine the target number of units to be awarded.
The annual long-term incentive targets are used as the basis to determine the target number of units to be awarded to the eligible participants, including the NEOs. A multiple of base salary is used to set the pool target, that number is then divided by a weighted average price determined by considering our modified TUR performance as measured against the average return of Alerian MLP index (AMZ) over defined time periods. The decision to use the AMZ for the TUR analysis was a recognition of the challenge of matching our business with an adequate set of peer companies for performance evaluation. It was determined that the AMZ would provide the most adequate basis for analysis. We will continue to evaluate the best and most adequate tool to appropriately measure an appropriate modified TUR analysis and will make changes as appropriate in future years. The modified TUR is designed to create a recognition of performance adjustment based on the prior periods measured to an element of performance impact in setting grant date value even though the RSUs and CRSUs themselves are a time-vested vehicle. For purposes of establishing an initial price, we utilized a 60 trading-day trailing weighted average price of our common units prior to November 1 of 2025. This average trading price is then subject to adjustment when our TUR is more than 10% greater or less than that of companies within the AMZ. If the TUR analysis yields a result that is within 10% of the AMZ, the Compensation Committee will simply use the 60 trading day trailing weighted average price divided by the applicable salary multiple to establish a target pool for each eligible participant, including the NEOs. If our TUR is outside of the 10% deviation, the 60 trading day trailing weighted average will be adjusted. For purposes of the adjustment to the trailing average we will consider deviations from 10% to 30% up or down, which number will then be divided by two to establish a maximum of 15% either way from the trailing weighted average price based on our performance as compared to the AMZ.
For 2025, our TUR performed within 10% of the AMZ for the applicable measurement period. As such, the 60 day trailing weighted average price was used to establish the total available pool without adjustment.

Long-Term Incentive Target Amounts Awarded December 5, 2025
Name (1)	Percentage of Base Salary		Grant Date Amount ($)
M. Clint Green, President and Chief Executive Officer	600%		3,317,709
Christopher M. Paulsen, Vice President, Chief Financial Officer and Treasurer	250%		1,184,376
Christopher J. Wauson, Vice President and Chief Operating Officer	250%	(2)	1,118,847
Christopher W. Porter, Vice President, General Counsel and Secretary	250%		1,145,544
(1)Mr. Scheller left the Partnership effective April 4, 2025, prior to long-term incentives awarded.
(2)In addition to the grant awarded to Mr. Wauson in December 2025, the Compensation Committee awarded Mr. Wauson an LTIP award on August 12, 2025 for 20,000 RSUs, with 60% of the RSUs vesting on December 5, 2027, and the remaining 40% of the Phantom Units vesting on December 5, 2029.

Under the LTIP, the Compensation Committee has the discretion to determine whether any portion of awards should be settled in cash upon vesting. The Restricted Unit Agreements do not allow for cash settlement of the RSUs. The Phantom Unit Agreements do allow for cash settlement of the Phantom Units at the discretion of the Compensation Committee. With respect to the Phantom Units that vested in 2025, the Compensation Committee previously approved a default settlement method for Phantom Units of 50% in cash and 50% in common units. However, the Compensation Committee has also specified that employees may elect to decrease the percentage of this cash settlement. If an employee affirmatively requests in writing that the percentage of cash settlement be set at a specific amount that is less than 50% (and such employee agrees to pay out of his or her own funds the amount of any required federal withholding to the extent that the cash portion is insufficient for the Partnership to withhold and pay such amounts on the employee’s behalf), the Compensation Committee approves in advance such lesser cash settlement percentage.
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
The Phantom Units and RSUs granted pursuant to the LTIP are subject to certain clawback features, and the award may not vest or settle if we determine that the recipient committed certain acts of misconduct, as more particularly described in the LTIP.
Benefit Plans and Perquisites
We provide the NEOs with certain other benefits and perquisites, which we do not consider to be a significant component of our overall executive compensation program, but which we recognize as an important factor in attracting and retaining talented executives. The NEOs are eligible under the same plans as all other employees with respect to (i) medical, dental, vision, disability, and life insurance benefits and (ii) a defined contribution plan that is tax-qualified under section 401(k) of the Internal Revenue Code (the “401(k) Plan”). In addition, we have provided one or more NEOs with an annual automobile allowance. The Compensation Committee has determined it is appropriate to offer these perquisites in order to provide compensation opportunities competitive with those offered by similarly situated public companies. In determining the compensation payable to the NEOs, the Compensation Committee considers perquisites in the context of the total compensation the NEOs are eligible to receive. However, given the fact that perquisites represent a relatively small portion of the NEOs’ total compensation, the availability of these perquisites does not materially influence the Compensation Committee’s decision making with respect to other elements of the NEOs’ total compensation. The value of personal benefits and perquisites we provided to each of the NEOs in 2025 is set forth below in “– Summary Compensation Table.”
Energy Transfer LP Non-Qualified Deferred Compensation Plan (the “Energy Transfer NQDC Plan”)
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

Employment Agreement
During 2025, Mr. Porter was party to an employment agreement with us (the “Employment Agreement”). Mr. Porter’s Employment Agreement terminated on January 1, 2026, which for clarity did not result in Mr. Porter's termination of employment. Please see the description of the Employment Agreements under “Potential Payments upon Termination or Change in Control” for further details on the terms of the Employment Agreements.
Separation Agreement
Mr. Scheller left the Partnership effective April 4, 2025. In connection with his departure, Mr. Scheller and the General Partner entered into a Restrictive Covenant and Separation Agreement and Full Release of Claims (the “Scheller Separation Agreement”). The Scheller Separation Agreement provided for: (i) a separation payment of $432,600, less all required governmental payroll deductions and withholdings; (ii) accelerated vesting of 81,286 Phantom Units to be settled up to 50% in cash, less all required governmental payroll deductions and withholdings, and (iii) a lump-sum payment equal to the full cost of the premium for eight (8) months of health insurance coverage under the Partnership’s health insurance plan.
The Scheller Separation Agreement includes, among other things, (i) a standard release of claims in favor of our General Partner, its parent entities, specifically including Energy Transfer, and their respective past and present subsidiaries, affiliates, partners, directors, officers, owners, shareholders, employees, benefit plans, benefit plan fiduciaries, predecessors, joint employers, successor employers and agents; (ii) a twenty-four (24) month restrictive covenant provision whereby Mr. Scheller acknowledges obligations with respect to competition and solicitation of customers and employees; (iii) a mutual non-disparagement clause (applicable to officers and directors of the General Partner); (iv) a confirmation and acknowledgement by Mr. Scheller of his obligations with respect to proprietary and confidential information; and (v) a twenty-four (24) month cooperation clause.
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
Accounting and Tax Considerations
We account for the equity compensation expense for equity awards granted under our LTIP in accordance with GAAP, which requires us to estimate and record an expense for each award over the applicable vesting period. For employees, Phantom Units with a cash settlement option and CRSUs are accounted for as a liability and are re-measured at fair value at the end of each reporting period using the market price of the Partnership’s common units. RSUs without a cash settlement option, as well as Phantom Units granted to outside directors without a cash settlement option, are accounted for as equity. During the requisite service period, compensation cost is recognized using the proportionate amount of the award’s fair value that has been earned through service to date.
Because we are a master limited partnership and the General Partner is a limited liability company, section 162(m) of the Internal Revenue Code, which generally precludes public corporations (as defined pursuant to regulations issued under section 162(m)) from taking a tax deduction for individual compensation to certain of its executive officers in excess of $1 million, does not apply to the compensation paid to the NEOs and, accordingly, the Compensation Committee did not consider its impact in making the compensation recommendations discussed above.
Compensation Committee Interlocks and Insider Participation
We do not have any Compensation Committee interlocks. Messrs. Joyce, Waldheim and Wortham were the only members of the Compensation Committee during 2025. During 2025, none of Messrs. Joyce, Waldheim or Wortham was an officer or employee of Energy Transfer or any of its affiliates, including us, or served as an officer of any company with respect to which any of our executive officers served on such company’s board of directors.

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
Summary Compensation Table
The following table provides information concerning compensation of our NEOs for the fiscal years presented below, as applicable.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Equity Awards ($) (1)		Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)		Total ($)
M. Clint Green	2025	511,745				3,317,709		765,000	16,942		4,611,396
President and Chief Executive Officer	2024	124,923				2,607,876		162,500	4,154	(4)	2,899,453
Christopher M. Paulsen	2025	436,538				1,184,376		507,000	17,500		2,145,414
Vice President, Chief Financial Officer and Treasurer	2024	52,308		125,000	(5)	1,740,750		—	—		1,918,058
Christopher J. Wauson	2025	390,141				1,606,047		450,500	149,719		2,596,407
Vice President and Chief Operating Officer
Christopher W. Porter	2025	429,706				1,145,544		507,000	259,861		2,342,111
Vice President, General Counsel and Secretary	2024	413,248				855,289		410,000	346,074		2,024,611
	2023	374,400				819,978		336,960	354,327		1,885,665
Eric A. Scheller	2025	124,135	(6)			2,376,803	(7)		522,497	(8)	3,023,435
Former Vice President and Chief Operating Officer	2024	423,328				876,178		420,000	389,865		2,109,371
	2023	385,000				1,224,995		385,000	377,573		2,372,568
________________________
(1)Equity award amounts reflect the aggregate grant date fair value of the awards calculated in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) Topic 718, disregarding the estimated likelihood of forfeitures. For a discussion of the assumptions utilized in determining the fair value of these awards, please see Note 15in Part II, Item 8 “Financial Statements and Supplementary Data”. Although the CRSU awards may only be settled in cash, they are based upon the value of our common units and are accounted for as equity awards within these compensation tables.
(2)Represents the awards earned under the Bonus Plan for each of the NEOs. Amounts earned for the 2025 year will be paid after the Partnership’s audited financials are finalized.

(3)See the chart below for a detailed breakdown of amounts reported in this column for 2025:

Name	DERs	Automobile Allowance	Employer 401(k) Contributions	Parking
Mr. Green	$—	$—	$16,942	$—
Mr. Paulsen	—	—	17,500	—
Mr. Wauson	116,955	15,264	17,500	—
Mr. Porter	238,482	—	17,500	3,879
Mr. Scheller	71,125	—	5,823	325
The amounts reflected for all periods include distribution payments in connection with DERs on unvested Phantom Unit awards. However the amounts exclude distribution payments in connection with DERs on unvested RSU awards because the dollar value of such distributions are factored into the grant date fair value reported in the “Equity Awards” column of the Summary Compensation Table at the time that the RSU awards and related DERs were originally granted.
See note (4) below regarding certain benefits provided to Mr. Green during 2024, and note (8) below with respect to separation payments to Mr. Scheller.
(4)For administrative reasons, in 2024 Mr. Green remained on Energy Transfer’s employee plans with respect to (i) medical, dental, vision, disability, and life insurance benefits and (ii) a defined contribution plan that is tax-qualified under section 401(k) of the Internal Revenue Code. As part of the shared services model, all of our employees moved to these Energy Transfer employee plans beginning in 2025. As these benefits were offered to all employees of Energy Transfer during 2024 and to all of our employees beginning in 2025, we do not classify these benefits as perquisites.
(5)In 2024, Mr. Paulsen received a one-time cash signing bonus of $125,000, which was paid at the same time as the bonus amounts under the Bonus Plan.
(6)Mr. Scheller left the Partnership on April 4, 2025. The amount reported in this column reflects his base salary paid in 2025, as well as the value of his accrued paid time off he received upon his departure.
(7)Pursuant to the Scheller Separation Agreement as approved on February 10, 2025 and entered into on April 4, 2025, and subject to certain covenants contained therein, 81,286 of Mr. Scheller’s unvested Phantom Units vested in connection with his departure. The value reported reflects the incremental value associated with the accelerated vesting of the Phantom Units. See Note 15 in Part II, Item 8 “Financial Statements and Supplementary Data” for a discussion of the relevant assumptions used in calculating these amounts pursuant to FASB ASC Topic 718.
(8)In connection with Mr. Scheller’s departure, he received a separation payment of $445,223 under the terms of the Scheller Separation Agreement. The incremental value of his accelerated Phantom Units is reported in the “Equity Awards” column and is not included in this amount.

Grants of Plan-Based Awards during the Year Ended December 31, 2025
The below reflects awards granted to our NEOs under the LTIP, the CRU Plan, and our Bonus Plan during 2025.

Name (6)	Grant Date	Approval Date of Equity-Based Awards	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)		All Other Unit Awards: Number of Units (#)		Grant Date Fair Value of Unit Awards ($) (5)
			Target ($)	Maximum ($)
M. Clint Green			708,750	907,200
President and Chief Executive Officer	12/5/2025	12/5/2025			102,525	(2)	2,488,282
	12/5/2025	12/5/2025			34,175	(3)	829,427
Christopher M. Paulsen			472,500	604,800
Vice President, Chief Financial Officer and Treasurer	12/5/2025	12/5/2025			36,600	(2)	888,282
	12/5/2025	12/5/2025			12,200	(3)	296,094
Christopher J. Wauson			446,250	571,200
Vice President and Chief Operating Officer	8/12/2025	8/12/2025			20,000	(4)	487,200
	12/5/2025	12/5/2025			34,575	(2)	839,135
	12/5/2025	12/5/2025			11,525	(3)	279,712
Christopher W. Porter			456,750	584,640
Vice President, General Counsel and Secretary	12/5/2025	12/5/2025			35,400	(2)	859,158
	12/5/2025	12/5/2025			11,800	(3)	286,386
________________________
(1)These awards were granted in 2025 pursuant to our Bonus Plan. The potential payout pursuant to these awards could be zero, thus we have not reflected a threshold amount in the table above. Actual amounts earned for 2025 have been reflected within the Summary Compensation Table above.
(2)The RSUs granted to our NEOs on December 5, 2025 were granted pursuant to our LTIP and will vest incrementally, with 60% of the RSUs vesting on December 5, 2028, and the remaining 40% of the RSUs vesting on December 5, 2030. All these RSUs will also vest in full upon a Change in Control (as defined in the LTIP) or the death or Disability (as defined in the LTIP) of the NEO. If the NEO retires after attaining the age of 65 and has been employed by us, the General Partner, or our affiliates for at least five years, 60% of his or her then-unvested RSUs granted in 2025 will be forfeited, and the remainder will vest, at the time of retirement. If the NEO is at or over age 68 at the time of retirement and has been employed by us, the General Partner, or our affiliates for at least five years, 50% of his or her then-unvested RSUs granted in 2025 will be forfeited, and the remainder will vest, at the time of retirement. The retirement provision also requires that the award be held for at least one year after the grant date in order to be eligible for acceleration. The RSUs granted to our NEOs on December 5, 2025 were granted in tandem with a corresponding DER.
(3)The CRSUs granted to our NEOs on December 5, 2025 were granted pursuant to our CRU Plan and will vest over a three-year period with 1/3 of the CRSUs vesting annually beginning on December 5, 2026. All these CRSUs will also vest in full upon a Change in Control (as defined in the CRU Plan) or the death or Disability (as defined in the CRU Plan) of the NEO. If the NEO retires after attaining the age of 65 and has been employed by us, the General Partner, or our affiliates for at least five years, 60% of his or her then-unvested CRSUs granted in 2025 will be forfeited, and the remainder will vest, at the time of retirement. If the NEO is at or over age 68 at the time of retirement and has been employed by us, the General Partner, or our affiliates for at least five years, 50% of his or her then-unvested CRSUs granted in 2025 will be forfeited, and the remainder will vest, at the time of retirement. The retirement provision also requires that the award be held for at least one year after the grant date in order to be eligible for acceleration.
(4)The RSUs granted to Mr. Wauson on August 12, 2025 were granted pursuant to our LTIP and will vest incrementally, with 60% of the RSUs vesting on December 5, 2027, and the remaining 40% of the RSUs vesting on December 5, 2029. All these RSUs will also vest in full upon a Change in Control (as defined in the LTIP) or the death or Disability (as defined in the LTIP) of Mr. Wauson. The RSUs granted to Mr. Wauson on August 12, 2025 were granted in tandem with a corresponding DER.
(5)The reported grant date fair value of unit awards was calculated by multiplying the closing price of the Partnership’s common units on the grant date by the number of units granted, as required by FASB ASC Topic 718. The closing price of the Partnership’s common units was $24.36 on August 12, 2025 and $24.27 on December 5, 2025.

(6)Mr. Scheller left the Partnership effective April 4, 2025, prior to the grant of any plan-based awards for 2025. As noted above in “Summary Compensation Table” and the footnote discussion thereunder, pursuant to the Scheller Separation Agreement, as approved on February 10, 2025 and entered into on April 4, 2025, and subject to certain covenants contained therein, 81,286 of Mr. Scheller’s unvested Phantom Units vested in connection with his departure resulting in $2,376,803 in incremental value associated with the accelerated vesting of such Phantom Units.
Outstanding Equity Awards as of December 31, 2025
The following table provides information regarding Phantom Units and RSUs granted to the NEOs pursuant to the LTIP, and CRSUs granted pursuant to the CRU Plan, in each of the years ended December 31, 2021, 2022, 2023, 2024 and 2025 that were outstanding as of December 31, 2025, as well as the scheduled vesting schedule for each outstanding award. Potential acceleration events or change in control treatment for these awards are described below in the section titled “Potential Payments upon Termination or Change in Control.” None of the NEOs held any outstanding option awards as of December 31, 2025.

Name (10)	Number of Outstanding Unit Awards (#)		Market Value of Outstanding Unit Awards ($) (9)
M. Clint Green, President and Chief Executive Officer
2024 RSU Grant	84,270	(4)	1,938,210
2024 CRSU Grant	18,727	(5)	430,721
2025 RSU Grant	102,525	(7)	2,358,075
2025 CRSU Grant	34,175	(8)	786,025
Christopher M. Paulsen, Vice President, Chief Financial Officer and Treasurer
2024 RSU Grant	56,250	(4)	1,293,750
2024 CRSU Grant	12,500	(5)	287,500
2025 RSU Grant	36,600	(7)	841,800
2025 CRSU Grant	12,200	(8)	280,600
Christopher J. Wauson, Vice President and Chief Operating Officer
2021 Grant	6,684	(1)	153,732
2022 Grant	8,709	(2)	200,307
2023 Grant	19,197	(3)	441,531
2024 RSU Grant	15,170	(4)	348,910
2024 CRSU Grant	3,370	(5)	77,510
2025 August Grant -RSUs	20,000	(6)	460,000
2025 RSU Grant	34,575	(7)	795,225
2025 CRSU Grant	11,525	(8)	265,075
Christopher W. Porter, Vice President, General Counsel and Secretary
2021 Grant	19,251	(1)	442,773
2022 Grant	16,304	(2)	374,992
2023 Grant	34,982	(3)	804,586
2024 RSU Grant	27,640	(4)	635,720
2024 CRSU Grant	6,140	(5)	141,220
2025 RSU Grant	35,400	(7)	814,200
2025 CRSU Grant	11,800	(8)	271,400
________________________
(1)Includes Phantom Units granted pursuant to the LTIP on December 5, 2021, to the following NEOs, of which the following remain unvested as of December 31, 2025: Mr. Wauson – 6,684 and Mr. Porter – 19,251. These remaining unvested Phantom Units will vest on December 5, 2026, subject to the terms of the award agreement.
(2)Includes Phantom Units granted pursuant to the LTIP on December 5, 2022, to the following NEOs, of which the following remain unvested as of December 31, 2025: Mr. Wauson – 8,709 and Mr. Porter – 16,304. These remaining unvested Phantom Units will vest on December 5, 2027, subject to the terms of the award agreement.

(3)Includes Phantom Units granted pursuant to the LTIP on December 5, 2023, to the NEOs as follows: Mr. Wauson – 19,197 and Mr. Porter – 34,982. The Phantom Units granted on December 5, 2023, vest incrementally, with 60% of the Phantom Units vesting on December 5, 2026, and the remaining 40% of the Phantom Units vesting on December 5, 2028, subject to the terms of the award agreement.
(4)Includes RSUs granted pursuant to the LTIP on December 5, 2024, to the NEOs as follows: Mr. Green – 84,270; Mr. Paulsen – 56,250; Mr. Wauson – 15,170; and Mr. Porter – 27,640. The RSUs granted on December 5, 2024, vest incrementally, with 60% of the RSUs vesting on December 5, 2027, and the remaining 40% of the Phantom Units vesting on December 5, 2029, subject to the terms of the award agreement.
(5)Includes CRSUs granted pursuant to the CRU Plan on December 5, 2024, to the following NEOs, of which the following remain unvested as of December 31, 2025: Mr. Green – 18,727; Mr. Paulsen – 12,500; Mr. Wauson – 3,370 and Mr. Porter – 6,140. These remaining CRSUs will vest 1/2 on each of December 5, 2026 and 2027, subject to the terms of the award agreement.
(6)Mr. Wauson was awarded 20,000 RSUs pursuant to the LTIP on August 12, 2025, with 60% of the RSUs vesting on December 5, 2027, and the remaining 40% of the RSUs vesting on December 5, 2029, subject to the terms of the award agreement.
(7)Includes RSUs granted pursuant to the LTIP on December 5, 2025, to the NEOs as follows: Mr. Green – 102,525; Mr. Paulsen – 36,600; Mr. Wauson – 34,575 and Mr. Porter – 35,400. The RSUs granted on December 5, 2025, vest incrementally, with 60% of the RSUs vesting on December 5, 2028, and the remaining 40% of the RSUs vesting on December 5, 2030, subject to the terms of the award agreement.
(8)Includes CRSUs granted pursuant to the CRU Plan on December 5, 2025, to the NEOs as follows: Mr. Green – 34,175; Mr. Paulsen – 12,200; Mr. Wauson – 11,525 and Mr. Porter – 11,800. The CRSUs granted on December 5, 2025 vest 1/3 on each of December 5, 2026, 2027 and 2028, subject to the terms of the award agreement..
(9)The market value of the Phantom Units, RSUs and CRSUs are calculated by multiplying $23.00, the closing price of the Partnership’s common units on December 31, 2025 by the number of Phantom Units, RSUs or CRSUs outstanding.
(10)Mr. Scheller left the Partnership effective April 4, 2025, at which time any awards that did not vest in connection with Mr. Scheller’s departure were forfeited.
Units Vested During the Year Ended December 31, 2025
The following table provides information regarding the vesting of Phantom Units and CRSUs held by the NEOs during 2025. No RSUs held by the NEOs vested during 2025. There are no options outstanding on the Partnership’s common units.

Name	Number of Units Vested (#)		Value Realized on Vesting ($) (4)
M. Clint Green, President and Chief Executive Officer
CRSUs	9,363		227,240
Christopher M. Paulsen, Vice President, Chief Financial Officer and Treasurer
CRSUs	6,250		151,688
Christopher J. Wauson, Vice President and Chief Operating Officer
Phantom Units	21,103	(1)	512,170
CRSUs	1,685		40,895
Christopher W. Porter, Vice President, General Counsel and Secretary
Phantom Units	43,026	(2)	1,044,241
CRSUs	3,070		74,509
Eric A. Scheller, Former Vice President and Chief Operating Officer
Phantom Units	81,286	(3)	1,918,350
________________________
(1)Mr. Wauson settled approximately 50% of his newly vested Phantom Units in cash in the amount of $256,097 (before taxes), which cash settlement was reported as a disposition of those Phantom Units. The remaining 10,551 vested Phantom Units were settled in our common units following such cash settlement.
(2)Mr. Porter settled approximately 50% of his newly vested Phantom Units in cash in the amount of $522,121 (before taxes), which cash settlement was reported as a disposition of those Phantom Units. The remaining 21,513 vested Phantom Units were settled in our common units following such cash settlement.
(3)These units vested in connection with Mr. Scheller’s departure on April 4, 2025. Mr. Scheller settled approximately 50% of his newly vested Phantom Units in cash in the amount of $962,020 (before taxes), which cash settlement was reported as a disposition of those Phantom Units. The remaining 40,643 vested Phantom Units were settled in our common units following such cash settlement.

(4)All of the units, other Mr. Scheller’s, vested on December 5, 2025. The value realized on the vesting of Phantom Units and CRSUs was calculated by multiplying the closing price of the Partnership’s common units on the date of vesting by the number of Phantom Units or CRSUs vesting on such date. The closing price of our units on April 4, 2025 was $23.60, and the closing price on December 5, 2025 was $24.27.
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
Employment Agreement
As previously noted, Mr. Porter was party to an Employment Agreement providing for certain payments and benefits upon certain termination of employment. For the purposes of the following description, the “Company” means USAC Management with respect to Mr. Porter. All capitalized terms used in the following description but not defined therein will have the definitions set forth in the referenced document. The Employment Agreement was amended (the “Employment Agreement Amendment”) on July 2, 2025 to (i) remove the right of Mr. Porter to terminate the Employment Agreement due to a relocation of his principal place of employment; and (ii) not renew the Employment Agreement at the end of its current term. Per the terms of the Employment Agreement Amendment, the Employment Agreement terminated on January 1, 2026, which for clarity did not result in Mr. Porter’s termination of employment.
The Employment Agreement provided for the following in the event of a termination of Mr. Porter without Cause or by Mr. Porter with Good Reason (each as defined in the Employment Agreement and set forth below): (i) semi-monthly severance payments for the one-year period following Mr. Porter’s Separation from Service (the “Severance Period”) in an amount totaling the higher of Mr. Porter’s Base Salary for (a) the current year and (b) any previous year during the term of the Employment Agreement (the “Severance Payment”); (ii) the entire amount of any earned Annual Bonus for the year preceding the year in which Mr. Porter is terminated by the Company for “convenience” (as defined in the Employment Agreement and set forth below) or resigns for Good Reason; (iii) a pro rata portion (based on the number of days Mr. Porter was employed during the year) of any earned Annual Bonus for the year in which Mr. Porter is terminated without Cause or resigns for Good Reason; (iv) continued health insurance benefits for Mr. Porter and his eligible dependents for a period of 24 months following his Separation from Service (the “Coverage Period”), as follows: (a) for the first 12 months of the Coverage Period, the Company will provide such health insurance coverage at its own expense (other than Mr. Porter’s monthly cost-sharing contribution under the Company’s group health plan, as in effect at the time of Mr. Porter’s Separation from Service); (b) for the following six months of the Coverage Period, such health insurance coverage will be at Mr. Porter’s sole expense; and (c) for the final six months of the Coverage Period, the Company will be responsible for the proportion of the cost of such health insurance coverage that Mr. Porter covered in the first 12 months of the Coverage Period; and Mr. Porter will be responsible for the proportion that the Company covered during the first 12 months of the Coverage Period; and (v) within 30 days of Mr. Porter’s Separation from Service, all earned but unpaid base salary and paid time off. The NEO’s right to the Severance Payment and continued health insurance benefits described in (i) and (iv) of the preceding sentence are subject to (1) Mr. Porter’s execution of a release of claims against the Company within 45 days of Mr. Porter’s Separation from Service and (2) Mr. Porter’s compliance with the continuing obligations under his Employment Agreement, including confidentiality, non-compete and non-solicit obligations.
In the event of the termination of Mr. Porter’s employment by the Company without Cause or with Good Reason within two years of a “change in control event” within the meaning of Treasury Regulation 1.409A-3(i)(5), the Severance Payment will be paid in a lump sum on the Company’s first regular payroll date that occurs on or after 30 days after the date of Mr. Porter’s Separation from Service.
In the event of a termination of Mr. Porter’s employment due to death or Disability (as defined in the Employment Agreement), the Company shall pay the following to Mr. Porter or Mr. Porter’s estate: (i) the entire amount of any earned Annual Bonus for the year preceding the year in which Mr. Porter dies or becomes Disabled; (ii) a pro rata portion (based on the number of days employed during the year) of any earned Annual Bonus for the year in which Mr. Porter dies or becomes Disabled; and (iii) all earned but unpaid base salary and paid time off. In the event of Mr. Porter’s death during the Severance Period, the Severance Payment will be paid in a lump sum within 30 days of his death.
As used in the Employment Agreement, a termination for “convenience” generally means an involuntary termination for any reason, other than a termination for “Cause.” “Cause” is defined in the Employment Agreements to mean (i) any material breach of the Employment Agreement, including the material breach of any representation, warranty or covenant made under the Employment Agreement by Mr. Porter, (ii) Mr. Porter’s breach of any applicable duties of loyalty to the Company or any of its affiliates, gross negligence or material misconduct, or a significant act or acts of personal dishonesty or deceit, taken by Mr. Porter, in the performance of the duties and services required of Mr. Porter that is demonstrably and significantly injurious to the Company or any of its affiliates, (iii) conviction of a felony or crime involving moral turpitude, (iv) Mr. Porter’s willful and continued failure or refusal to perform substantially Mr. Porter’s material obligations pursuant to the Employment Agreement or follow any lawful and reasonable directive from the CEO or the Board, as applicable, other than as a result of Mr. Porter’s incapacity, or (v) a violation of federal, state or local law or regulation applicable to the business of the Company that is demonstrably and significantly injurious to the Company.
“Good Reason” is defined in the Employment Agreement to mean (i) a material breach by the Company of the Employment Agreement or any other material agreement with Mr. Porter, (ii) a material reduction in Mr. Porter’s base salary, other than a reduction that is generally applicable to all similarly situated employees of the Company, (iii) a material reduction in Mr. Porter’s duties, authority, responsibilities, job title or reporting relationships, or (iv) a material reduction by the Company in the facilities or perquisites available to Mr. Porter, other than a reduction that is generally applicable to all similarly situated employees.
“Disability” is defined in the Employment Agreement as Mr. Porter being unable to perform essential functions of his position, with reasonable accommodation, due to an illness or physical or mental impairment or other incapacity which continues for a period in excess of 20 consecutive weeks. The determination of Disability will be made by a physician selected by Mr. Porter and acceptable to the Company or its insurers.
Vesting and Change in Control Benefits – LTIP
On November 1, 2018, the Compensation Committee adopted the Phantom Unit Agreement, and on December 5, 2024 the Compensation Committee adopted the Restricted Unit Agreement (the “LTIP Agreements”). The LTIP Agreements (i) provide for incremental vesting of Phantom Units and RSUs over five years (60% on the third December 5 following the grant and 40% on the fifth December 5 following the grant) and (ii) provides for vesting of 100% of the outstanding, unvested Phantom Units and RSUs in the event of (a) a Change in Control (as defined under the LTIP and set forth below) or (b) the death or Disability of the NEO. Additionally, the Phantom Unit Agreement and Restricted Unit Agreement provide for (i) vesting of 40% of the outstanding, unvested Phantom Units or RSUs if the NEO voluntarily retires between the ages of 65–68 and has been employed by us, the Company, or our affiliates for at least 10 years in the case of the Phantom Unit Agreement and five years (provided the award has been held for at least one year) in the case of the Restricted Unit Agreement (with the remaining 60% being forfeited), and (ii) vesting of 50% of the outstanding, unvested Phantom Units or RSUs if the NEO voluntarily retires at or over the age 68 and has been employed by us, the Company or our affiliates for at least 10 years in the case of the Phantom Unit Agreement and five years (provided the award has been held for at least one year) in the case of the Restricted Unit Agreement (with the remaining 50% being forfeited). The vesting of the Phantom Units and RSUs are subject, in each case described above, to the NEO’s continued employment with us, the Company, or our affiliates until the relevant vesting date. For purposes of this description, the “Company” means USA Compression GP, LLC.
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
Vesting and Change in Control Benefits – CRU Plan
On December 5, 2024, the Compensation Committee adopted the Time-Vested Cash Restricted Unit Agreement (the “Cash Restricted Unit Agreement” described above), which (i) provides for incremental vesting of CRSUs over three years (1/3 on the first December 5 following the grant, 1/3 on the second December 5 following the grant, and the remaining 1/3 on the third December 5 following the grant) and (ii) provides for vesting of 100% of the outstanding, unvested CRSUs in the event of (a) a Change in Control (as defined under the CRU Plan and set forth below) or (b) the death or Disability of the NEO. Also, under the Cash Restricted Unit Agreement, if the NEO has been employed by the Partnership, the Company, a subsidiary or an affiliate of the Partnership, the Company or a subsidiary for at least five years and is at least 65 at the time of his voluntary retirement, 60% of his then-unvested CRSUs will be forfeited, and the remainder will vest, at the time of retirement. If the NEO has been employed by the Partnership, the Company, a subsidiary or an affiliate of the Partnership, the Company or a subsidiary for at least five years and is at or over age 68 at the time of his voluntary retirement, 50% of his then-unvested CRSUs will be forfeited, and the remainder will vest, at the time of retirement. The retirement provision also requires that the award be held for at least one year after the grant date in order to be eligible for acceleration. For purposes of this description, the “Company” means USA Compression GP, LLC.
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
“Disability” as defined under the CRU Plan means, unless provided otherwise in Cash Restricted Unit Agreement, an illness or injury that lasts at least six continuous months, is expected to be permanent and renders the participant unable to carry out his or her duties to the Company, the Partnership or an affiliate of the Company or the Partnership.
However, if a CRU award is subject to section 409A of the Code, a “Change in Control” or “Disability” will be defined in accordance with section 409A of the Code and the regulations promulgated thereunder.
Potential Payments upon Termination or Change in Control
Except as otherwise noted, the values in the table below assume that a Change in Control occurred on December 31, 2025, and/or that the NEO’s employment terminated on that date, as applicable. The amounts actually payable to any NEO can only be calculated with certainty upon actual termination or a Change in Control. Except as otherwise noted, the value of the acceleration of the LTIP and CRU awards was calculated using the value of $23.00, which was the closing price of the Partnership’s common units on December 31, 2025.

Executive Benefits and Payments	Change in Control followed by termination without “Cause” or for “Good Reason” ($)	Termination of Employment without “Cause” or for “Good Reason” ($)	Termination of Employment because of Death or Disability ($)	Termination by the Executive Other Than for “Good Reason” ($) (9)	Continued Employment Following Change of Control ($) (10)
M. Clint Green
President and Chief Executive Officer
Salary (1)	42,115	42,115	42,115	42,115	—
Bonus	—	—	—	—	—
Accelerated Vesting of RSUs (2)	4,296,285	—	4,296,285	—	4,296,285
Accelerated Vesting of CRSUs (3)	1,216,746	—	1,216,746	—	1,216,746
Totals	5,555,146	42,115	5,555,146	42,115	5,513,031
Christopher M. Paulsen
Vice President, Chief Financial Officer and Treasurer
Salary (1)	47,678	47,678	47,678	47,678	—
Bonus	—	—	—	—	—
Accelerated Vesting of RSUs (2)	2,135,550	—	2,135,550	—	2,135,550
Accelerated Vesting of CRSUs (3)	568,100	—	568,100	—	568,100
Totals	2,751,328	47,678	2,751,328	47,678	2,703,650
Christopher J. Wauson
Vice President of Finance and Chief Operating Officer
Salary (1)	65,152	65,152	65,152	65,152	—
Bonus	—	—	—	—	—
Accelerated Vesting of Phantom Units and RSUs (2)	2,399,705	—	2,399,705	—	2,399,705
Accelerated Vesting of CRSUs (3)	342,585	—	342,585	—	342,585
Totals	2,807,442	65,152	2,807,442	65,152	2,742,290
Christopher W. Porter
Vice President, General Counsel and Secretary
Salary (4)(7)	468,222	468,222	33,222	33,222	—
Bonus (5)(8)	917,000	917,000	917,000	—	—
Accelerated Vesting of RSUs and Phantom Units (2)	3,072,271	—	3,072,271	—	3,072,271
Accelerated Vesting of CRSUs (3)	412,620	—	412,620	—	412,620
Health and Welfare Plan Benefits (6)	34,982	34,982	—	—	—
Totals	4,905,095	1,420,204	4,435,113	33,222	3,484,891
Eric A. Scheller (11)
Former Vice President and Chief Operating Officer
Salary	—	—	—	—	—
Bonus	—	—	—	—	—
Accelerated Vesting of RSUs and Phantom Units	—	—	—	—	—
Accelerated Vesting of CRSUs	—	—	—	—	—
Totals	—	—	—	—	—
________________________

(1)Includes accrued and unpaid salary and accrued and unused paid time off.
(2)In the event of the NEO’s cessation of service for any reason, other than as set forth below, 100% of the NEO’s Phantom Units and RSUs that have not vested prior to or in connection with such cessation of service shall be automatically forfeited. With respect to the Phantom Units and RSUs, if the NEO retires after attaining the age of 65 and has been employed by us, our General Partner, or our affiliates for at least 10 years in the case of the Phantom Units and five years (provided the award has been held for at least one year) in the case of RSUs, 60% of his then-unvested Phantom Units or RSUs will be forfeited, and the remainder will vest, at the time of retirement and, if the NEO retires at or over age 68 and has been employed by us, our General Partner, or our affiliates for at least 10 years in the case of the Phantom Units and five years (provided the award has been held for at least a year) in the case of RSUs, 50% of his then-unvested Phantom Units or RSUs will be forfeited, and the remainder will vest, at the time of retirement. In the event of the death or Disability (as defined under the LTIP) of the NEO, 100% of the then-unvested Phantom Units and RSUs shall vest in full immediately prior to such NEO’s cessation of service due to death or Disability. In the event of a Change in Control (as defined under the LTIP), 100% of the NEO’s outstanding, unvested Phantom Units and RSUs would vest.
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
(4)The listed salary for Mr. Porter represents his accrued but unused paid time off and accrued and unpaid salary as of December 31, 2025 plus, with respect to the first two columns, his base salary as of December 31, 2025. Any accrued but unused paid time off owed to Mr. Porter would be paid within 30 days of the date of his termination of employment, and the base salary would be paid out as set forth in footnote 7 below.
(5)The listed bonus amount for Mr. Porter is his pro rata bonus awarded with respect to the year ended December 31, 2025, and his bonus awarded with respect to the year ended December 31, 2024.
(6)In the event of Mr. Porter’s termination by the Partnership without Cause or by the NEO with Good Reason, he and his eligible dependents will be entitled to continued health insurance benefits for the Coverage Period, as follows: (a) for the first 12 months of the Coverage Period, the Partnership will provide such health insurance coverage at its own expense (other than the NEO’s monthly cost-sharing contribution under the Partnership’s group health plan, as in effect at the time of the NEO’s Separation from Service); (b) for the following six months of the Coverage Period, such health insurance coverage will be at the NEO’s sole expense; and (c) for the final six months of the Coverage Period, the Partnership will be responsible for the proportion of the cost of such health insurance coverage that the NEO covered in the first 12 months of the Coverage Period; and the NEO will be responsible for the proportion that the Partnership covered during the first 12 months of the Coverage Period.
(7)The Employment Agreement for Mr. Porter provides that upon termination by the Partnership without Cause or by the NEO for Good Reason, the NEO is entitled to receive one times his base salary, payable in equal semi-monthly installments over the course of one year provided, that any such installment payments that would otherwise be paid prior to the Partnership’s first regular payroll date that occurs on or after the 60th day following the date of Employee’s Separation from Service (the “First Pay Date”) shall be paid on the First Pay Date. Upon the death of Mr. Porter during this one-year period, his salary payment will be accelerated and all remaining Severance Payments (as defined in the Employment Agreement) would be paid in a lump sum within 30 days of his death. If such termination occurs within two years after a “change in control event” within the meaning of Treasury Regulation 1.409A-3(i)(5), the Severance Payment will be made in a lump sum on the first regular payroll date that occurs on or after 30 days of the NEO’s termination date.
(8)Upon the death or Disability (as defined in the Employment Agreement) of Mr. Porter, he (or his estate) will be entitled to his pro rata bonus awarded with respect to the year ended December 31, 2025, and his bonus awarded with respect to the year ended December 31, 2024
(9)In the event of the termination of employment by any of the NEOs without Good Reason, the NEO will be entitled to all earned but unpaid annual base salary and accrued paid time off.
(10)The NEOs are not entitled to a certain level of compensation in the event of continued employment following a Change in Control, but for purposes of this table it is assumed that the NEO would continue to receive a level of base salary, bonus, benefits, and other compensation in the event of continued employment following a Change in Control that is the same as, or similar to, the amounts shown in the Summary Compensation Table. Accordingly, no additional amounts are shown for salary, bonus, or health and welfare plan benefits because those amounts would remain as in effect at the time of the Change in Control, and only the acceleration values of outstanding equity-based awards at the time of a Change in Control have been reflected.
(11)Mr. Scheller left the Partnership effective April 4, 2025. In exchange for Mr. Scheller’s execution of the Scheller Separation Agreement, and as approved by our Compensation Committee, Mr. Scheller became entitled to (i) a separation payment of $432,600; (ii) vesting of 81,286 of Mr. Scheller’s Phantom Units; and (iii) a lump-sum payment of $12,623 representing the full cost of the premium for health insurance coverage under the Partnership’s health insurance plan through the end of the year. The amounts under (i) and (iii) were paid in a lump-sum payment following the effective date of the Scheller Separation Agreement. Mr. Scheller was also entitled to (i) $19,550 of accrued paid time off and (ii) $8,319 of earned but unpaid base salary, which amounts were paid in the next payroll cycle following

Mr. Scheller’s departure Under the terms of the Scheller Separation Agreement, Mr. Scheller released all claims against us, and agreed to certain non-disparagement, non-solicit, and confidentiality obligations. The total amount payable to Mr. Scheller upon his departure was $2,391,442.
CEO Pay Ratio
Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, require us to provide certain information about the relationship of the annual total compensation of our employees and the annual total compensation of our Chief Executive Officer, Clint Green (our “CEO”). The employees providing services to us are directly employed by USAC Management, therefore we do not have employees for purposes of the pay ratio rules. Rather than providing a pay ratio disclosure that contemplates no employees, we have determined that the disclosure that would be most aligned with the spirit of the pay ratio rules and that would provide our unitholders with more meaningful information would be to provide a ratio using the median employee from the USAC Management employee population. All references to “our” employees within this section shall refer to the applicable USAC Management employees.
For 2025, our last completed fiscal year:
•The median of the annual total compensation of all employees (other than the CEO) was $115,435.
•The annual total compensation of our CEO, reported in the Summary Compensation Table included elsewhere within this Form 10-K was $4,611,396.
•Based on this information, for 2025 the ratio of the annual total compensation of Mr. Green to the median of the annual total compensation of all employees was reasonably estimated to be 39.95 to 1.
To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of our median employee and our CEO, we took the following steps:
•We determined that, as of December 31, 2025, our employee population consisted of approximately 885 individuals with all of these individuals located in the U.S. This population consisted of our full-time employees, as we did not have any part-time employees, temporary employees or seasonal workers as of December 31, 2025.
•We selected December 31, 2025, as our identification date for determining our median employee because it enabled us to make such identification in a reasonably efficient and economic manner.
•We used a consistently applied compensation measure to identify our median employee of comparing the amount of salary or wages, bonuses, compensation received from equity-based award vesting, and any other compensation items reported to the Internal Revenue Service on Form W-2 for 2025.
•We identified our median employee by consistently applying this compensation measure to all of our employees included in our analysis. Since all of our employees, including our CEO, are located in the U.S., we did not make any cost-of-living adjustments in identifying the median employee.
•After we identified our median employee, we combined all of the elements of such employee’s compensation for the 2025 year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $115,435.
•With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of our 2025 Summary Compensation Table included in this Form 10-K.
Director Compensation
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

The following table shows the total fees earned and other compensation paid in cash to each outside director during 2025.

Name	Fees Paid in Cash ($)	Unit Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
Glenn E. Joyce	130,000	106,912	—	236,912
William S. Waldheim	132,500	106,912	—	239,412
John L. Wortham	122,500	106,912	—	229,412
Clifford A. Harris	100,000	106,912	—	206,912
________________________
(1)Represents the grant date fair value of our RSUs, calculated in accordance with ASC Topic 718. For a detailed discussion of the assumptions utilized in coming to these values, please see Note 15 in Part II, Item 8 “Financial Statements and Supplementary Data”. As of December 31, 2025, the outside members of the Board who receive equity-based awards held the following number of outstanding equity-based awards under the LTIP: Mr. Joyce: 8,572 Phantom Units and 4,494 RSUs; Mr. Waldheim: 8,572 Phantom Units and 4,494 RSUs; Mr. Wortham: 2,500 Phantom Units and 4,494 RSUs and Mr. Harris 2,500 Phantom Units and 4,494 RSUs. The RSUs granted in 2025 to Messrs. Joyce, Waldheim, Wortham and Harris vest incrementally, with 60% of the RSUs vesting on December 5, 2027, and the remaining 40% of the RSUs vesting on December 5, 2029. In the event of the director’s cessation of service due to death, Disability, or a Change in Control, 100% of his outstanding, unvested Phantom Units and any RSUs will vest immediately prior to such event.
(2)All Other Compensation excludes distribution payments in connection with DERs on unvested RSU and Phantom Unit awards because the dollar value of such distributions are factored into the grant date fair value reported in the “Unit Awards” column of the Summary Compensation Table at the time that the awards and related DERs were originally granted.
On July 30, 2018, the Board adopted the Amended and Restated Outside Director Compensation Policy (the “Director Compensation Policy”), which provides for: (i) an annual cash retainer of $100,000; (ii) an annual cash retainer for acting as the Chairman of the Audit Committee and for acting as Chairman of the Compensation Committee; (iii) an annual cash retainer for membership on the Audit Committee and for membership on the Compensation Committee; (iv) an undetermined fixed sum for membership on a special or conflicts committee; (v) an annual equity award with a value of $100,000; and (vi) a one-time director onboarding equity award of 2,500 Phantom Units or RSUs. All Phantom Units and RSUs granted pursuant to the Director Compensation Policy vest incrementally over five years and all outstanding, unvested Phantom Units and RSUs vest in full in the event of the director’s death, Disability, or upon a Change in Control (each as defined in the LTIP). In 2025, the above annual equity award was granted in the form of RSUs. The Director Compensation Policy does not provide for per meeting attendance fees.
The following chart summarizes the Director Compensation Policy as it applied in 2025.

Compensation Element	Director Compensation Detail
Annual Cash Retainer	$100,000

Committee Chair Cash Retainer	Audit Committee: $25,000 Compensation Committee: $15,000

Committee Membership Retainer (if not Committee Chair)	Audit Committee: $15,000 Compensation Committee: $7,500

Initial RSU Award	2,500 RSUs

Annual RSU Award	$100,000 value

DERs on Unvested Phantom Units and RSUs	Yes (paid on a current basis)

Phantom Unit and RSU Vesting Schedule	60% vest on third December 5 following grant 40% vest on fifth December 5 following grant

Change-in-Control	Unvested Phantom Units and RSUs vest in full

Cessation of Service due to Death or Disability	Unvested Phantom Units and RSUs vest in full

Attendance Fee Per Meeting	None

Reimbursement of Out-of-Pocket Expenses	Yes

Indemnification	Yes, to fullest extent permitted under Delaware law

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
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth the beneficial ownership of the Partnership’s common units and Preferred Units as of February 12, 2026, held by:
•each person who beneficially owns 5% or more of the Partnership’s outstanding common units;
•all of the directors of the General Partner;
•each NEO of the General Partner; and
•all directors and current executive officers of the General Partner as a group.
As of February 12, 2026, there were 144,972,358 common units outstanding. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all common units shown as beneficially owned by them and their address is 8115 Preston Road, Suite 700, Dallas, Texas 75225. Any fractional common units are rounded down to the nearest whole number.
The table also presents information with respect to Energy Transfer’s common units beneficially owned as of February 12, 2026, by each current director and named executive officer of the General Partner and by all directors and executive officers of the General Partner as a group. As of February 12, 2026, Energy Transfer had 3,440,314,575 common units outstanding. Any fractional common units are rounded down to the nearest whole number.

	USA Compression Partners, LP		Energy Transfer LP
Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units	Common Units Beneficially Owned	Percentage of Common Units
Energy Transfer LP (1) (2)	46,056,228	31.77%	N/A	N/A
Westerman, Ltd. (3)	18,175,323	12.54%	N/A	N/A
Invesco Ltd. (4)	12,167,393	8.39%	N/A	N/A
ALPS Advisors, Inc. (5)	17,748,200	12.24%	N/A	N/A
M. Clint Green	—	—	46,205	*
Christopher M. Paulsen	—	—	—	—
Christopher J. Wauson	19,966	*	—	—
Christopher W. Porter	84,961	*	3,400	*
Eric A. Scheller	145,172	*	—	—
Dylan A. Bramhall	—	—	250,415	*
Clifford A. Harris	—	—	1,380,896	*
Glenn E. Joyce	36,049	*	—	—
Thomas E. Long	—	—	2,065,436	*
Thomas P. Mason	—	—	1,115,622	*
William S. Waldheim	36,049	*	—	—
Bradford D. Whitehurst (6)	23,616	*	1,039,306	*
John L. Wortham	—	—	21,150	*
James M. Wright, Jr.	—	—	418,284	*
All directors and officers as a group (13 persons) (7)	200,641	*	4,959,818	*
________________________
*Less than 1%.
(1)Energy Transfer LP has shared voting and dispositive power over 46,056,228 common units based on a Schedule 13D/A filed on August 5, 2019 with the SEC. The Schedule 13D/A was filed jointly by Energy Transfer LP, LE GP, LLC, Kelcy L. Warren, USA Compression GP, LLC, Energy Transfer Partners, L.L.C., Energy Transfer Partners GP, L.P., and Energy Transfer Operating, L.P. (collectively, the “Energy Transfer Reporting Companies”). The principal business address of each of the Energy Transfer Reporting Companies, other than USA Compression GP, LLC, is 8111 Westchester Drive, Suite 600, Dallas, Texas 75225. The principal business address of USA Compression GP, LLC is 8115 Preston Road, Suite 700, Dallas, Texas 75225.
(2)Includes 8,000,000 common units held by USA Compression GP, LLC.
(3)Westerman, Ltd. has shared voting and dispositive power over 18,175,323 common units based on a Schedule 13D filed on January 14, 2026 and the Company’s records. The Schedule 13D was filed jointly by Westerman Interests, Inc. and Westerman, Ltd. The principal business office of each of the reporting persons is 16479 N. Dallas Parkway, Suite 110, LB-14, Addison, Texas 75001. The reporting persons’ beneficial ownership of the common units are directly held by Westerman, Ltd. By virtue of its position as the general partner of Westerman, Ltd., Westerman Interests, Inc. may be deemed to share voting and dispositive power with respect the securities held by Westerman, Ltd. Westerman Interests, Inc. disclaims beneficial ownership of such securities except to the extent of its pecuniary interest therein. Westerman, Ltd. is controlled by Westerman Interests, Inc. which has the full power to do all things appropriate in carrying out the purposes of Westerman, Ltd., including authority to sell, exchange, and acquire property of Westerman, Ltd. and to exercise Westerman, Ltd.’s rights under any agreement to which Westerman, Ltd. is a party. Westerman Interests, Inc.’s board of directors consists of three directors and such board acts by majority vote. No individual director has unilateral control or veto authority over voting or investment.
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

(5)The Schedule 13G/A was filed jointly by ALPS Advisors, Inc., an investment adviser registered under Section 203 of the Investment Advisors Act of 1940 (“AAI”) and Alerian MLP ETF, an investment company registered under the Investment Company Act of 1940 (“Alerian”). AAI and Alerian have the shared power to dispose or to direct the disposition of and shared power to vote or to direct the vote of 17,748,200 common units based on a Schedule 13G/A filed on January 6, 2026, with the SEC. AAI furnishes investment advice to certain investment companies (collectively, the “Funds”). In its role as an investment advisor, AAI has voting and/or investment power over the common units owned by the Funds, and may be deemed to be the beneficial ownership of the common units held by the Funds. All 17,748,200 common units are owned by the Funds and AAI disclaims beneficial ownership. Alerian is one of the Funds to which AAI provides investment advice. The principal business address of AAI and Alerian is 1290 Broadway, Suite 1000, Denver, CO 80203.
(6)Mr. Whitehurst holds 448,983 of Energy Transfer LP’s common units and 20,000 of our common units in a margin account.
(7)Includes our directors and current executive officers.
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
The following table provides certain information with respect to the LTIP as of December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	N/A	—
Equity compensation plans not approved by security holders	948,716	N/A	5,967,876	(1)
________________________
(1)As of December 31, 2025, we had 6,916,592 common units available under the LTIP before giving effect to the outstanding awards of 948,716 Phantom Units and RSUs. Pursuant to the terms of the LTIP, other than director Phantom Unit awards, awards of Phantom Units may be settled in cash or common units at the discretion of the Board or a committee thereof. Any Phantom Unit settled in cash will not result in the actual delivery of a common unit. Additionally, Phantom Units or RSUs withheld to satisfy the exercise price or tax withholdings of an award and Phantom Units and RSUs that are forfeited, cancelled, or otherwise terminate or expire without the actual delivery of common units will be available for delivery pursuant to other awards.
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
Transactions with Energy Transfer
We provide compression and related services to, purchase related goods from, and from time to time enter into other commercial transactions with, entities affiliated with Energy Transfer, which became a related party of ours on April 2, 2018. As of December 31, 2025, Energy Transfer has ownership and control of the General Partner and ownership of approximately 36% of our limited partner interests (including the 8,000,000 common units owned by the General Partner). We also reimburse Energy Transfer for certain employee, overhead, and other costs allocated to us in connection with the shared services model. We may provide compression and related services to, or enter into other commercial transactions with entities affiliated with Energy Transfer in the future, and any significant transactions will be disclosed.
The following table summarizes payments and revenues between us and Energy Transfer during 2025.

Transaction	Explanation	Amount/Value
2025 quarterly distributions on limited partner interests	Represents the aggregate amount of distributions made to Energy Transfer in respect of the Partnership’s common units during 2025.	$96.7 million
Revenue for compression and related services	Represents the aggregate amount of revenue recognized for providing compression services to entities affiliated with Energy Transfer for the full year 2025.	$65.0 million
Reimbursement to Energy Transfer for certain allocated overhead and other expenses
Represents the aggregate amount of transactions for reimbursement of overhead and other expenses, including employee compensation costs related to employees supporting our operations, to Energy Transfer during 2025.
$4.6 million
Amount of purchases from entities affiliated with Energy Transfer	Represents the aggregate amount of purchases made from affiliates of Energy Transfer for certain other commercial purposes during 2025.	$45.0 million
Transactions with Westerman, Ltd.
On January 12, 2026, the Partnership and USA Compression Partners, LLC, a wholly owned subsidiary of the Partnership, completed the J-W Power Acquisition pursuant to the Stock Purchase Agreement, dated as of November 29, 2025 (the “Purchase Agreement”), among the Partnership, USA Compression Partners, LLC, Westerman, Ltd., J-W Power and J-W Energy, pursuant to which USA Compression Partners, LLC purchased all of the issued and outstanding capital stock of J-W Energy from Westerman, Ltd. for aggregate consideration of approximately $860.0 million, subject to customary purchase price adjustments, consisting of (i) 18,175,323 common units and (ii) approximately $430.0 million in cash. Upon consummation of the J-W Power Acquisition, J-W Power and J-W Energy became wholly owned indirect subsidiaries of the Partnership. In addition, on January 12, 2026, the Partnership and Westerman Ltd. entered into a registration rights agreement (the Registration Rights Agreement”) relating to the registered resale of the common units received as consideration in the J-W Power Acquisition. Pursuant to the Registration Rights Agreement, among other things, the Partnership is required to use its commercially reasonable efforts to file a registration statement with respect to the resale of the common units received as consideration in the J-W Power Acquisition and Westerman, Ltd. has the right to request that the Partnership initiate up to two underwritten offerings for the common units received as consideration in the J-W Power Acquisition. Under the terms of the Purchase Agreement, Westerman Ltd. has agreed not to dispose of 50.0% of the common units received as consideration for the J-W Power Acquisition for a period of six months following the closing of the J-W Power Acquisition and, with respect to the remaining 50.0% of the common units received as consideration for the J-W Power Acquisition, for a period of 12 months following the closing of the J-W Power Acquisition. Furthermore, the Partnership, the General Partner and Westerman, Ltd. entered into a board observer rights agreement, pursuant to which Westerman, Ltd. will be permitted to designate Avril

Westerman as a non-voting board observer to the Board of Directors of the General Partner until the first anniversary of the closing date of the J-W Power Acquisition.
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
Procedures for Review, Approval, and Ratification of Related Person Transactions
The Audit Committee reviews and considers related party transactions with affiliates of Energy Transfer. The Audit Committee has authorized the General Partner’s management to enter into transactions with entities affiliated with Energy Transfer on arms-length terms taking into account then-current market conditions applicable to the services to be provided, and any such transaction shall be deemed approved by the Audit Committee. If other conflicts or potential conflicts of interest arise between the General Partner and its affiliates, including Energy Transfer, on the one hand and the Partnership and its limited partners, on the other hand, the resolution of any such conflict or potential conflict is addressed as described under “Conflicts of Interest.”
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

ITEM 14.    Principal Accountant Fees and Services
The following table sets forth fees paid for professional services rendered by Grant Thornton LLP (“Grant Thornton”) during the years ended December 31, 2025 and 2024 (in millions):

	Year Ended December 31,
	2025	2024
Audit fees (1)	$1.3	$1.2
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$1.3	$1.2
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
1.Financial Statements. See “Index to Consolidated Financial Statements” set forth on Page F - 1.
2.Financial Statement Schedule
All other schedules have been omitted because they are not required under the relevant instructions.
3.Exhibits
The following documents are filed as exhibits to this report:

Exhibit Number	Description
2.1
Contribution Agreement dated as of January 15, 2018, by and among USA Compression Partners, LP, Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., ETC Compression, LLC and, solely for certain purposes therein, Energy Transfer Equity, L.P. (incorporated by reference to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on January 16, 2018)

2.2
Equity Restructuring Agreement, dated as of January 15, 2018, by and among Energy Transfer Equity, L.P., USA Compression Partners, LP and USA Compression GP, LLC (incorporated by reference to Exhibit 2.2 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on January 16, 2018)

2.3
Stock Purchase Agreement, dated November 29, 2025, among USA Compression Partners, LP, USA Compression Partners, LLC, Westerman, Ltd., Energy Company and J-W Power Company (incorporated by reference to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on December 1, 2025

3.1
Certificate of Limited Partnership of USA Compression Partners, LP (incorporated by reference to Exhibit 3.1 to Amendment No. 3 of the Partnership’s registration statement on Form S-1 (Registration No. 333-174803) filed on December 21, 2011)

3.2
Second Amended and Restated Agreement of Limited Partnership of USA Compression Partners, LP (incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on April 6, 2018)

4.1
Indenture, dated as of March 18, 2024 by and among USA Compression Partners, LP, USA Compression Finance Corp., the subsidiary guarantors party thereto and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on March 21, 2024)

4.2	Form of 7.125% Senior Note due 2029 (incorporated by reference to Exhibit 4.2 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on March 21, 2024)

4.3*
First Supplemental Indenture, dated as of January 12, 2026, among USA Compression Partners, LP, USA Compression Finance Corp., the guarantors named on the signature pages thereto and Computershare Trust Company, N.A.

4.4
Indenture, dated as of September 24, 2025, by and among USA Compression Partners, LP, USA Compression Finance Corp., the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on September 26, 2025)

4.5	Form of 6.250% Senior Note due 2033 (incorporated by reference to Exhibit 4.2 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on September 26, 2025)

4.6*
First Supplemental Indenture, dated as of January 12, 2026, among USA Compression Partners, LP, USA Compression Finance Corp., the guarantors named on the signature pages thereto and U.S. Bank Trust Company, National Association

4.7
Registration Rights Agreement, dated as of April 2, 2018, by and among USA Compression Partners, LP, Energy Transfer Equity, L.P., Energy Transfer Partners, L.P. and USA Compression Holdings, LLC (incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on April 6, 2018)

4.8
Registration Rights Agreement, dated as of April 2, 2018, by and between USA Compression Partners, LP and the Purchasers party thereto (incorporated by reference to Exhibit 4.2 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on April 6, 2018)

4.9
Registration Rights Agreement, dated January 12, 2026, between USA Compression Partners, LP and Westerman, Ltd. (incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on January 14, 2026)

4.10*	Description of the USA Compression Partners, LP Common Units

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

10.2*	Joinder Agreement, dated as of January 12, 2026, among J-W Power Company, J-W Energy Company, and JPMorgan Chase Bank, N.A., as administrative agent

10.3†	Long-Term Incentive Plan of USA Compression Partners, LP (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on January 18, 2013)

10.4†
First Amendment to the USA Compression Partners, LP 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q (File No. 001-35779) filed on November 6, 2018)

10.5
Services Agreement, dated effective January 1, 2013, by and among USA Compression Partners, LP, USA Compression GP, LLC and USA Compression Management Services, LLC (incorporated by reference to Exhibit 10.11 to Amendment No. 10 of the Partnership’s registration statement on Form S-1 (Registration No. 333-174803) filed on January 7, 2013)

10.6
Amendment No. 1 to Services Agreement, dated effective November 3, 2017, by and among USA Compression Partners, LP, USA Compression GP, LLC and USA Compression Management Services, LLC (incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q (File No. 001-35779) filed on November 7, 2017)

10.7
Amendment No. 2 to Services Agreement, dated effective as of October 31, 2022, by and among USA Compression Partners, LP, USA Compression GP, LLC and USA Compression Management Services, LLC (incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q (File No. 001-35779) filed on November 1, 2022)

10.8†
USA Compression Partners, LP 2013 Long-Term Incentive Plan—Form of Director Phantom Unit Agreement (incorporated by reference to Exhibit 10.8 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-35779) filed on March 28, 2013)

10.9†
USA Compression Partners, LP 2013 Long-Term Incentive Plan—Form of Employee Phantom Unit Agreement (incorporated by reference to Exhibit 10.10 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-35779) filed on February 20, 2014)

10.10†
USA Compression Partners, LP 2013 Long-Term Incentive Plan—Form of Director Phantom Unit Agreement (in lieu of Annual Cash Retainer) (incorporated by reference to Exhibit 10.10 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-35779) filed on March 28, 2013)

10.11†
USA Compression Partners, LP 2013 Long-Term Incentive Plan—Form of Director Phantom Unit Agreement (incorporated by reference to Exhibit 10.5 to the Partnership’s Quarterly Report on form 10-Q (File No. 001-35779) filed on November 6, 2018)

10.12†
USA Compression Partners, LP Second Amended and Restated Annual Cash Incentive Plan (incorporated by reference to Exhibit 10.4 to the Partnership’s Quarterly Report on Form 10-K for the quarter ended March 31, 2025 (File No. 001-35779) filed on May 6, 2025)

10.13†
USA Compression Partners, LP 2013 Long-Term Incentive Plan—Form of Employee Phantom Unit Agreement (with updated performance metrics) (incorporated by reference to Exhibit 10.13 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-35779) filed on February 11, 2016)

10.14†
USA Compression Partners, LP 2013 Long-Term Incentive Plan – Form of Employee Phantom Unit Agreement (incorporated by reference to Exhibit 10.6 to the Partnership’s Quarterly Report on Form 10-Q (File No. 001-35779) filed on November 6, 2018)

10.15†
USA Compression Partners, LP 2013 Long-Term Incentive Plan – Form of Retention Phantom Unit Agreement (incorporated by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q (File No. 001-35779) filed on November 6, 2018)

10.16†
USA Compression Partners, LP 2013 Long-Term Incentive Plan—Form of Time-Vested Restricted Unit Agreement (incorporated by reference to Exhibit 10.20 to the Partnership’s Annual Report on Form 10-K (File No. 001-35779) filed on February 11, 2025)

10.17†	Form of Termination Agreement and Mutual Release (incorporated by reference to Exhibit 10.3 to the Partnership’s Quarterly Report on Form 10-Q (File No. 001-35779) filed on November 6, 2018)

10.18†
USA Compression GP, LLC Amended and Restated Outside Director Compensation Policy (incorporated by reference to Exhibit 10.4 to the Partnership’s Quarterly Report on Form 10-Q (File No. 001-35779) filed on November 6, 2018)

10.19†
USA Compression Partners, LP Long-Term Cash Restricted Unit Plan (incorporated by reference to Exhibit 10.23 to the Partnership’s Annual Report on Form 10-K (File No. 001-35779) filed on February 11, 2025)

10.20†
USA Compression Partners, LP Long-Term Cash Restricted Unit Plan – Form of Time-Vested Cash Restricted Unit Agreement (incorporated by reference to Exhibit 10.24 to the Partnership’s Annual Report on Form 10-K (File No. 001-35779) filed on February 11, 2025)

10.21†
Restrictive Covenant and Separation Agreement and Full Release of Claims dated April 4, 2025 between USA Compression GP, LLC and Eric Scheller (incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q (File No. 001-35779) filed on August 6, 2025)

10.22†*	Special Bonus Retention Agreement, dated February 12, 2026, between USA Compression GP, LLC and Christopher Wauson

19.1	Insider Trading Policy of USA Compression Partners, LP (incorporated by reference to Exhibit 19.1 to the Partnership’s Annual Report on Form 10-K (File No. 001-35779) filed on February 11, 2025)

21.1*	List of subsidiaries of USA Compression Partners, LP

23.1*	Consent of Grant Thornton LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1
USA Compression Partners, LP Executive Officer Incentive Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to the Partnership’s Annual Report on Form 10-K (File No. 001-35779) filed on February 13, 2024)

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Balance Sheets as of December 31, 2025 and 2024; (ii) our Consolidated Statements of Operations for the years ended December 31, 2025, 2024, and 2023; (iii) our Consolidated Statements of Changes in Partners’ Capital (Deficit) for the years ended December 31, 2025, 2024, and 2023; (iv) our Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023; and (v) the notes to our Consolidated Financial Statements

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

USA COMPRESSION PARTNERS, LP

		By:	USA Compression GP, LLC,
its General Partner

Date:	February 17, 2026	By:	/s/ M. Clint Green
M. Clint Green
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 17, 2026.

Name	Title

/s/ M. Clint Green	President and Chief Executive Officer
M. Clint Green	(Principal Executive Officer)

/s/ Christopher M. Paulsen	Senior Vice President, Chief Financial Officer and Treasurer
Christopher M. Paulsen	(Principal Financial Officer)

/s/ Julie A. McEwen	Vice President and Controller
Julie A. McEwen	(Principal Accounting Officer)

/s/ Dylan A. Bramhall	Director
Dylan A. Bramhall

/s/ Clifford A. Harris	Director
Clifford A. Harris

/s/ Glenn E. Joyce	Director
Glenn E. Joyce

/s/ Thomas E. Long	Director
Thomas E. Long

/s/ Thomas P. Mason	Director
Thomas P. Mason

/s/ William S. Waldheim	Director
William S. Waldheim

/s/ Bradford D. Whitehurst	Director
Bradford D. Whitehurst

/s/ John L. Wortham	Director
John L. Wortham

/s/ James M. Wright, Jr.	Director
James M. Wright, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors of USA Compression GP, LLC and
Unitholders of USA Compression Partners, LP
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of USA Compression Partners, LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in partners’ deficit, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 17, 2026 expressed an unqualified opinion.
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
Houston, Texas
February 17, 2026

USA COMPRESSION PARTNERS, LP
Consolidated Balance Sheets
(in thousands, except unit amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$8,564	$14
Accounts receivable, net of allowances for credit losses of $1,475 and $1,474, respectively	80,823	88,478
Related-party receivables	1,653	636
Inventories	134,488	133,901
Prepaid expenses and other assets	11,047	11,967
Total current assets	236,575	234,996
Property and equipment, net	2,162,624	2,273,376
Lease right-of-use assets	13,716	14,336
Identifiable intangible assets, net	186,893	216,273
Other assets	20,123	6,620
Total assets	$2,619,931	$2,745,601
Liabilities, Preferred Units, and Partners’ Deficit
Current liabilities:
Accounts payable	$20,122	$27,245
Related-party payables	7,997	105
Accrued liabilities	93,785	99,428
Deferred revenue	65,013	63,900
Total current liabilities	186,917	190,678
Long-term debt, net	2,523,970	2,502,557
Operating lease liabilities	10,704	11,678
Other liabilities	10,842	12,930
Total liabilities	2,732,433	2,717,843
Commitments and contingencies
Preferred Units	—	168,809
Partners’ deficit:
Common units, 126,795,135 and 117,314,783 units issued and outstanding, respectively	(112,502)	(141,051)
Total liabilities, Preferred Units, and partners’ deficit	$2,619,931	$2,745,601
The accompanying notes are an integral part of these consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Consolidated Statements of Operations
(in thousands, except per unit amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Contract operations	$911,955	$885,250	$802,562
Parts and service	21,136	23,897	21,890
Related party	65,008	41,302	21,726
Total revenues	998,099	950,449	846,178
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	328,804	312,726	284,708
Depreciation and amortization	284,816	264,756	246,096
Selling, general, and administrative	66,343	72,666	72,714
Loss (gain) on disposition of assets	3,820	4,939	(1,667)
Impairment of assets	7,811	913	12,346
Total costs and expenses	691,594	656,000	614,197
Operating income	306,505	294,449	231,981
Other income (expense):
Interest expense, net	(187,408)	(193,471)	(169,924)
Loss on extinguishment of debt	(3,006)	(4,966)	—
Gain on derivative instrument	—	5,684	7,449
Other	97	110	127
Total other expense	(190,317)	(192,643)	(162,348)
Income before income tax expense	116,188	101,806	69,633
Income tax expense	4,869	2,231	1,365
Net income	111,319	99,575	68,268
Less: distributions on Preferred Units	(8,288)	(17,550)	(47,775)
Net income attributable to common unitholders’ interests	$103,031	$82,025	$20,493

Weighted-average common units outstanding – basic	120,756	113,389	98,634

Weighted-average common units outstanding – diluted	121,274	114,501	100,675

Basic net income per common unit	$0.85	$0.72	$0.21

Diluted net income per common unit	$0.85	$0.72	$0.20

Distributions declared per common unit for respective periods	$2.10	$2.10	$2.10
The accompanying notes are an integral part of these consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Consolidated Statements of Changes in Partners’ Deficit
(in thousands)

	Common Units	Warrants	Total
Partners’ capital (deficit) ending balance, December 31, 2022	$(125,111)	$8,812	$(116,299)
Vesting of phantom units	6,878	—	6,878
Distributions and DERs, $2.10 per unit	(206,488)	—	(206,488)
Issuance of common units under the DRIP	1,860	—	1,860
Unit-based compensation for equity-classified awards	271	—	271
Exercise and conversion of warrants into common units	8,812	(8,812)	—
Net income attributable to common unitholders’ interests	20,493	—	20,493
Partners’ deficit ending balance, December 31, 2023	(293,285)	—	(293,285)
Vesting of phantom units	5,975	—	5,975
Distributions and DERs, $2.10 per unit	(238,483)	—	(238,483)
Issuance of common units under the DRIP	1,552	—	1,552
Unit-based compensation for equity-classified awards	465	—	465
Exercise and conversion of Preferred Units into common units	300,700	—	300,700
Net income attributable to common unitholders’ interests	82,025	—	82,025
Partners’ deficit ending balance, December 31, 2024	(141,051)	—	(141,051)
Vesting of phantom units	11,045	—	11,045
Distributions and DERs, $2.10 per unit	(252,389)	—	(252,389)
Issuance of common units under the DRIP	192	—	192
Unit-based compensation for equity-classified awards	2,248	—	2,248
Exercise and conversion of Preferred Units into common units	164,422	—	164,422
Net income attributable to common unitholders’ interests	103,031	—	103,031
Partners’ deficit ending balance, December 31, 2025	$(112,502)	$—	$(112,502)
The accompanying notes are an integral part of these consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$111,319	$99,575	$68,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	284,816	264,756	246,096
Provision for expected credit losses	—	630	1,500
Amortization of debt issuance costs	8,554	8,748	7,279
Unit-based compensation expense	4,342	16,552	22,169
Deferred income tax expense (benefit)	466	574	(52)
Loss (gain) on disposition of assets	3,820	4,939	(1,667)
Loss on extinguishment of debt	3,006	4,966	—
Change in fair value of derivative instrument	—	1,204	(1,204)
Impairment of assets	7,811	913	12,346
Changes in assets and liabilities:
Accounts receivable and related-party receivables, net	6,638	5,677	(13,047)
Inventories	(41,094)	(101,855)	(76,796)
Prepaid expenses and other current assets	920	(1,350)	(1,833)
Other assets	(3,831)	3,876	4,197
Accounts payable	(729)	(3,891)	523
Accrued liabilities and deferred revenue	8,241	35,610	4,106
Other liabilities	(17)	410	—
Net cash provided by operating activities	394,262	341,334	271,885
Cash flows from investing activities:
Capital expenditures, net	(117,277)	(204,852)	(238,522)
Proceeds from disposition of property and equipment	2,252	1,337	5,334
Proceeds from insurance recovery	68	1,501	535
Net cash used in investing activities	(114,957)	(202,014)	(232,653)
Cash flows from financing activities:
Proceeds from revolving credit facility	1,795,419	1,117,843	1,089,191
Proceeds from issuance of senior notes	750,000	1,000,000	—
Payments on revolving credit facility	(1,772,511)	(1,217,564)	(863,334)
Payments on senior notes	(750,000)	—	—
Investments in government securities in connection with legal defeasance of the Senior Notes 2026	—	(748,764)	—
Cash paid related to net settlement of unit-based awards	(8,514)	(5,354)	(6,446)
Cash distributions on common units	(254,206)	(240,855)	(209,049)
Cash distributions on Preferred Units	(12,675)	(24,375)	(48,750)
Deferred financing costs	(17,896)	(18,603)	(379)
Other	(372)	(1,645)	(489)
Net cash used in financing activities	(270,755)	(139,317)	(39,256)
Increase (decrease) in cash and cash equivalents	8,550	3	(24)
Cash and cash equivalents, beginning of year	14	11	35
Cash and cash equivalents, end of year	$8,564	$14	$11
The accompanying notes are an integral part of these consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Supplemental cash flow information:
Cash paid for interest, net of capitalized amounts	$181,305	$154,296	$163,589
Cash paid for income taxes	1,700	1,461	1,146
Supplemental non-cash transactions:
Non-cash distributions to certain common unitholders (DRIP)	$192	$1,552	$1,860
Transfers from inventories to property and equipment, net	37,335	78,524	54,570
Changes in capital expenditures included in accounts payable and accrued liabilities	787	(9,031)	3,644
Changes in financing costs included in accounts payable and accrued liabilities	61	14	125
Exercise and conversion of warrants into common units	—	—	8,812
Exercise and conversion of Preferred Units into common units	164,422	300,700	—
Government securities transferred in connection with the legal defeasance of the Senior Notes 2026	—	748,764	—
Legal defeasance of Senior Notes 2026	—	725,000	—
The accompanying notes are an integral part of these consolidated financial statements.

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
USA Compression Management Services, LLC (“USAC Management”), a wholly owned subsidiary of the General Partner, performs certain management, administrative and operating services for us, and provides us with personnel to manage and operate our business. All of our employees, including our executive officers, are employees of USAC Management. As of December 31, 2025, USAC Management had 885 full-time employees. None of our employees are subject to collective bargaining agreements.
Acquisition of J-W Power Company
On January 12, 2026, the Partnership and USA Compression Partners, LLC, a wholly owned subsidiary of the Partnership, completed the acquisition of J-W Energy Company (“J-W Energy”) and J-W Power Company (“J-W Power”), pursuant to which USA Compression Partners, LLC purchased all of the issued and outstanding capital stock of J-W Energy from Westerman, Ltd. for aggregate consideration of approximately $860.0 million, subject to customary purchase price adjustments, consisting of (i) 18,175,323 common units representing limited partner interests in the Partnership and (ii) approximately $430.0 million in cash (the foregoing acquisition, the “J-W Power Acquisition”). Upon consummation of the J-W Power Acquisition, J-W Power and J-W Energy became wholly owned subsidiaries of the Partnership.
The J-W Power Acquisition added approximately 0.8 million active horsepower and 1.0 million total horsepower to our fleet across key regions including the Northeast, Mid-Con, Rockies, Gulf Coast, Bakken and Permian Basin. J‑W Power also owns and operates specialized manufacturing facilities that support its internal compression requirements and those of third‑party customers.
At the time our consolidated financial statements were issued, the initial accounting for this business combination was incomplete; therefore, certain disclosures, including the purchase price allocation and pro forma information, are not included herein.
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
We maintain deposits primarily in one financial institution, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation ("FDIC"). The Company has not experienced any losses related to amounts in excess of FDIC limits.
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
Capitalized interest is calculated by multiplying our monthly effective interest rate on outstanding variable-rate indebtedness by the amount of qualifying costs, which include upfront payments to acquire certain compression units. Capitalized interest was $0.1 million, $0.2 million, and $0.9 million for the years ended December 31, 2025, 2024, and 2023, respectively.
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
Refer to Note 5 for more detailed information about impairment charges during the years ended December 31, 2025, 2024, and 2023.
Identifiable Intangible Assets
Identifiable intangible assets are recorded at cost and amortized using the straight-line method over their estimated useful lives, which is the period over which the assets are expected to contribute directly or indirectly to our future cash flows. The estimated useful lives of our intangible assets range from 15 to 25 years.
We assess identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We did not record any impairment of identifiable intangible assets for the years ended December 31, 2025, 2024, or 2023.
Revenue Recognition
Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally, this occurs with the provision of services or the transfer of goods. Revenue is measured at the amount of consideration we expect to receive in exchange for providing services or transferring goods. Incidental items, if any, that are immaterial in the context of the contract are recognized as expenses. Refer to Note 13 for more detailed information about revenue recognition for the years ended December 31, 2025, 2024, and 2023.
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
Texas also imposes an entity-level income tax on partnerships that is based on Texas-sourced taxable margin (the “Texas Margin Tax”). Texas Margin Tax impacts are included within our consolidated financial statements. Our wholly owned finance subsidiary, USA Compression Finance Corp. (“Finance Corp”), is a corporation for U.S. federal and state income tax purposes and any resulting tax impacts attributable to Finance Corp are included within our consolidated financial statements. Refer to Note 9 for more detailed information about the Texas Margin Tax for the years ended December 31, 2025, 2024, and 2023.
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
As of December 31, 2025 and 2024, our financial instruments primarily consisted of cash and cash equivalents, trade accounts receivable, trade accounts payable, and long-term debt. The book values of cash and cash equivalents, trade accounts receivable, and trade accounts payable are representative of fair value due to their short-term maturities. Our revolving credit facility applies floating interest rates to amounts drawn under the facility; therefore, the carrying amount of our revolving credit facility approximates its fair value.
The fair value of our Senior Notes 2027, Senior Notes 2029, and Senior Notes 2033 were estimated using quoted prices in inactive markets and are considered Level 2 measurements.
The following table summarizes the aggregate principal amount and fair value of our Senior Notes 2027, Senior Notes 2029, and Senior Notes 2033 (in thousands):

	December 31,
	2025	2024
Senior Notes 2027, aggregate principal	—	750,000
Fair value of Senior Notes 2027	—	750,938
Senior Notes 2029, aggregate principal	1,000,000	1,000,000
Fair value of Senior Notes 2029	1,033,800	1,007,500
Senior Notes 2033, aggregate principal	750,000	—
Fair value of Senior Notes 2033	757,500	—
Operating Segment
We operate in a single business segment, the compression services business. Refer to Note 18 for more detailed information about our compression services segment.
(3)Trade Accounts Receivable
The allowance for credit losses, which was $1.5 million at both December 31, 2025 and 2024, represents our best estimate of the amount of probable credit losses included within our existing accounts receivable balance.
The following summarizes activity within our trade accounts receivable allowance for credit losses balance (in thousands):

Allowance for Credit Losses
Balance as of December 31, 2023	$2,260
Current-period provision for expected credit losses	630
Write-offs charged against the allowance	(1,416)
Balance as of December 31, 2024	1,474
Recoveries collected	1
Balance as of December 31, 2025	$1,475
Unfavorable developments related to a customer was the primary factor supporting the recognized increase to the allowance for credit losses for the year ended December 31, 2024.

(4)Inventories
Components of inventories are as follows (in thousands):

	December 31,
	2025	2024
Serialized parts	$63,433	$66,631
Non-serialized parts	71,055	67,270
Total inventories	$134,488	$133,901
(5)Property and Equipment, Identifiable Intangible Assets, and Other Assets
Property and Equipment
Property and equipment consisted of the following (in thousands):

	December 31,
	2025	2024
Compression and treating equipment	$4,243,709	$4,134,544
Automobiles and vehicles	62,461	53,301
Computer equipment	41,045	38,614
Leasehold improvements	11,004	9,807
Buildings	3,935	3,935
Furniture and fixtures	1,231	963
Land	77	77
Total property and equipment, gross	4,363,462	4,241,241
Less: accumulated depreciation and amortization	(2,200,838)	(1,967,865)
Total property and equipment, net	$2,162,624	$2,273,376
Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Compression and treating equipment, acquired new	25 years
Compression and treating equipment, acquired used	5 - 25 years
Furniture and fixtures	3 - 10 years
Vehicles and computer equipment	1 - 10 years
Buildings	5 years
Leasehold improvements	5 years
Depreciation expense on property and equipment and loss (gain) on disposition of assets were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Depreciation expense	$255,437	$235,377	$216,716
Loss (gain) on disposition of assets	3,820	4,939	(1,667)
For the years ended December 31, 2025, 2024, and 2023, we evaluated the future deployment of our idle fleet assets under current market conditions and retired 28, 2, and 42 compression and treating units, respectively, representing approximately 19,005, 1,260, and 37,700 of aggregate horsepower, respectively, that previously were used to provide compression and treating services in our business. As a result, we recorded impairments of compression and treating equipment of $7.8 million, $0.3 million, and $12.3 million for the years ended December 31, 2025, 2024, and 2023, respectively.
The primary circumstances supporting these impairments were: (i) unmarketability of certain compression units into the foreseeable future, (ii) excessive maintenance costs associated with certain fleet assets, and (iii) prohibitive retrofitting costs that likely would prevent certain compression units from securing customer acceptance. These compression and treating units were written down to their estimated salvage values, if any.

Identifiable Intangible Assets
Identifiable intangible assets, net consisted of the following (in thousands):

	Customer Relationships	Trade Names	Total
Gross balance as of December 31, 2024	$485,162	$65,500	$550,662
Accumulated amortization	(286,628)	(47,761)	(334,389)
Net balance as of December 31, 2024	$198,534	$17,739	$216,273

Gross balance as of December 31, 2025	$485,162	$65,500	$550,662
Accumulated amortization	(312,732)	(51,037)	(363,769)
Net balance as of December 31, 2025	$172,430	$14,463	$186,893
Amortization expense for the years ended December 31, 2025, 2024, and 2023, was $29.4 million, $29.4 million, and $29.4 million, respectively.
The expected amortization of the intangible assets for each of the five succeeding years is as follows (in thousands):

Year Ending December 31,
2026	$29,380
2027	14,486
2028	12,135
2029	12,135
2030	10,222
Other Assets
For the year ended December 31, 2024, we recognized a $0.6 million impairment of assets related to capitalized software costs that are no longer expected to provide benefit.
(6)Current Liabilities
Components of current liabilities included the following (in thousands):

	December 31,
	2025	2024
Accrued interest expense	$36,952	$39,337
Accrued unit-based compensation liability	4,094	22,766
Accrued payroll and benefits	20,832	10,656
Accrued capital expenditures	5,428	4,641
(7)Lease Accounting
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
ROU lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available on the commencement date in determining the present value of lease payments. ROU lease assets also include any lease payments made and exclude lease incentives. Our lease terms may include options to extend or terminate the lease which is recognized when it is reasonably certain that we will exercise that option. Operating lease expense for lease payments is recognized on a straight-line basis over the lease term. Variable costs such as our proportionate share of actual costs for utilities, common area maintenance, property taxes, and insurance are not included in the lease liability and are recognized in the period in which they are incurred.
For short-term leases (leases that have terms of twelve months or less upon commencement), lease payments are recognized on a straight-line basis and no ROU assets are recorded. For certain equipment leases, such as office equipment, we account for the lease and non-lease components as a single-lease component.
Supplemental balance sheet information related to leases consisted of the following (in thousands):

	December 31,
	2025	2024
Operating leases:
Lease right-of-use assets	$13,716	$14,336
Accrued liabilities	(4,412)	(4,013)
Operating lease liabilities	(10,704)	(11,678)
Finance leases:
Property and equipment, gross	$4,417	$4,417
Accumulated depreciation	(3,528)	(3,130)
Property and equipment, net	889	1,287
Accrued liabilities	(407)	(374)
Other liabilities	(720)	(1,127)
Components of lease expense consisted of the following (in thousands):

		Year Ended December 31,
	Income Statement Line Item	2025	2024	2023
Operating lease costs:
Operating lease cost	Cost of operations, exclusive of depreciation and amortization	$3,837	$3,856	$3,586
Operating lease cost	Selling, general, and administrative	1,516	1,442	1,490
Total operating lease costs		5,353	5,298	5,076
Finance lease costs:
Amortization of lease assets	Depreciation and amortization	398	502	351
Short-term lease costs:
Short-term lease cost	Cost of operations, exclusive of depreciation and amortization	60	76	135
Short-term lease cost	Selling, general, and administrative	29	—	39
Total short-term lease costs		89	76	174
Variable lease costs:
Variable lease cost	Cost of operations, exclusive of depreciation and amortization	424	65	10
Variable lease cost	Selling, general, and administrative	893	963	803
Total variable lease costs		1,317	1,028	813
Total lease costs		$7,157	$6,904	$6,414

The weighted-average remaining lease terms and weighted-average discount rates were as follows:

	Year Ended December 31,
	2025	2024	2023
Weighted-average remaining lease term:
Operating leases	6 years	4 years	5 years
Finance leases	3 years	4 years	4 years
Weighted-average discount rate:
Operating leases	6.5%	5.4%	5.1%
Finance leases	7.1%	7.2%	6.3%
Supplemental cash flow information related to leases consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(5,536)	$(5,439)	$(5,034)
Operating cash flows from finance leases	(136)	(157)	(174)
Financing cash flows from finance leases	(374)	(436)	(489)
ROU assets obtained in exchange for lease obligations:
Operating leases	$4,116	$1,432	$3,105
Finance leases	—	756	—
Maturities of lease liabilities as of December 31, 2025, consisted of the following (in thousands):

	Operating Leases	Finance Leases	Total
2026	$5,135	$481	$5,616
2027	3,866	484	4,350
2028	3,566	154	3,720
2029	2,844	54	2,898
2030	511	54	565
Thereafter	1,194	45	1,239
Total lease payments	17,116	1,272	18,388
Less: present-value discount	(2,000)	(145)	(2,145)
Present value of lease liabilities	$15,116	$1,127	$16,243
As of December 31, 2025, we have entered into one operating lease that has not yet commenced with an estimated present value of $3.7 million. This operating lease will commence in the first quarter of 2026 and has a primary term of three years.
(8)Derivative Instrument
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

The following table summarizes the location and amounts recognized related to our derivative instrument within our Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2025	2024	2023
Gain on derivative instrument	$—	$5,684	$7,449
(9)Income Tax Expense
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
Components of our income tax expense are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current tax expense:
Federal	$2,877	$—	$—
State	1,526	1,657	1,417
Total	4,403	1,657	1,417
Deferred tax expense (benefit):
State	466	574	(52)
Total	466	574	(52)
Total income tax expense	$4,869	$2,231	$1,365
Historically, our effective tax rate has differed from the statutory rate primarily due to partnership earnings that are not subject to United States federal and most state income taxes at the partnership level. A reconciliation of income tax expense at the United States statutory rate to the Partnership’s income tax benefit for the years ended December 31, 2025, 2024 and 2023 is as follows (dollars in thousands):

	Year Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax expense at United States statutory rate	$24,400	21.00%	$21,379	21.00%	$14,623	21.00%
State and local income tax, net of federal income tax effect*	1,992	1.71%	2,231	2.19%	1,365	1.96%
Nontaxable or nondeductible items:
Partnership earnings not subject to tax	(24,400)	(21.00)%	(21,379)	(21.00)%	(14,623)	(21.00)%
Federal audit accrual	2,877	2.48%	—	—	—	—
Income tax expense	$4,869	4.19%	$2,231	2.19%	$1,365	1.96%
*State taxes in Texas made up the majority (greater than 50 percent) of the tax effect in this category for the years ended December 31, 2025, 2024 and 2023.
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

The tax effects of temporary differences related to property and equipment, identifiable intangible assets, and goodwill that gives rise to deferred tax assets (liabilities), included net within other liabilities, are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Goodwill	$10	$11
Deferred tax liabilities:
Property and equipment	(5,230)	(4,763)
Identifiable intangible assets	(21)	(23)
Total deferred tax liabilities	(5,251)	(4,786)
Deferred tax liabilities, net	$(5,241)	$(4,775)
Accounting Standard Codification (“ASC”) Topic 740 Income Taxes (“Topic 740”) provides guidance on measurement and recognition in accounting for income tax uncertainties and provides related guidance on derecognition, classification, disclosure, interest, and penalties. As of December 31, 2025, we had no material unrecognized tax benefits (as defined in Topic 740). We do not expect to incur interest charges or penalties related to our tax positions, but if such charges or penalties are incurred, our policy is to account for interest charges and penalties as income tax expense within the Consolidated Statements of Operations. Our U.S. Federal income tax returns for years 2019 and 2020 currently are under examination by the Internal Revenue Service (“IRS”). Refer to Note 17 for more detailed information about our IRS examinations. Examinations of our Texas Margin Tax returns for report years 2018 through 2021 were completed in 2023 by the Texas Comptroller of Public Accounts with no material adjustments. In general, USA Compression and its subsidiaries are no longer subject to examination by the IRS, and most state jurisdictions, for the 2018 and prior years.
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
Cash paid for income taxes were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid for income taxes, net of refunds:
State:
Texas	$1,700	$1,461	$1,146
Total	$1,700	$1,461	$1,146

(10)Debt Obligations
Our debt obligations, of which there is no current portion, consisted of the following (in thousands):

	December 31,
	2025	2024
Senior Notes 2027, aggregate principal	$—	$750,000
Senior Notes 2029, aggregate principal	1,000,000	1,000,000
Senior Notes 2033, aggregate principal	750,000	—
Less: deferred financing costs, net of amortization	(21,030)	(19,535)
Total senior notes, net	1,728,970	1,730,465
Revolving credit facility	795,000	772,092
Total long-term debt, net	$2,523,970	$2,502,557
Revolving Credit Facility
On August 27, 2025, the Partnership, amended and restated its existing credit agreement by entering into the Credit Agreement. The Credit Agreement matures on August 27, 2030, except that if more than $50.0 million of the Senior Notes 2029 are outstanding on December 14, 2028, the Credit Agreement will mature on December 14, 2028.
The Credit Agreement provides for an asset-based revolving credit facility to be made available for the Partnership in an aggregate amount of up to $1.75 billion (subject to availability under our borrowing base), with a further potential increase of up to an additional $300 million. The Partnership’s obligations under the Credit Agreement are guaranteed by the guarantors party to the Credit Agreement, which currently consists of all of the Partnership’s existing subsidiaries. In addition, under the Credit Agreement the Partnership’s Secured Obligations (as defined therein) are secured by: (i) substantially all of the Partnership’s assets and substantially all of the assets of the guarantors party to the Credit Agreement, excluding real property and other customary exclusions; and (ii) all of the equity interests of the Partnership’s U.S. restricted subsidiaries (subject to customary exceptions).
Borrowings under the Credit Agreement bear interest at a per-annum interest rate equal to, at the Partnership’s option, either the Alternate Base Rate, one-month SOFR (which shall only be available for swingline loans made under the Credit Agreement), Daily Simple SOFR, or SOFR plus, in each case, the applicable margin. “Alternate Base Rate” means the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, and (iii) one-month SOFR rate plus 1.00%. The applicable margin for borrowings varies (a) in the case of Daily Simple SOFR and SOFR loans, from 1.75% to 2.50% per annum, and (b) in the case of Alternate Base Rate loans and one-month SOFR loans, from 0.75% to 1.50% per annum, and will be determined based on a total leverage ratio pricing grid. In addition, the Partnership is required to pay commitment fees based on the daily unused amount under the facility in an amount per annum equal to 0.25%. Amounts borrowed and repaid under the Credit Agreement may be re-borrowed, subject to borrowing base availability.
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
If a default exists under the Credit Agreement, the lenders will be able to accelerate the maturity on the amount then outstanding and exercise other rights and remedies. For purposes of the above covenants, EBITDA is calculated as set forth in the Credit Agreement. As of December 31, 2025, we were in compliance with all of our covenants under the Credit Agreement.
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
In connection with entering into the Credit Agreement, we paid certain upfront fees and arrangement fees to the arrangers, syndication agents and senior managing agents of the Credit Agreement in the amount of $7.9 million during the year ended December 31, 2025. These fees were capitalized to loan costs and included in other assets, and are amortized over the remaining term of the Credit Agreement.
As of December 31, 2025, we had outstanding borrowings under the Credit Agreement of $795.0 million and, after accounting for outstanding letters of credit in the amount of $0.8 million, $954.2 million of remaining unused availability, all of which was available to be drawn, inclusive of restrictions related to compliance with applicable financial covenants. The borrowing base consists of eligible accounts receivable, inventory, and compression units. The largest component, representing 94% of the borrowing base as of December 31, 2025, was eligible compression units. Eligible compression units consist of compressor packages that are under service contracts, leased or rented, and carried in the financial statements as fixed assets.
Our weighted-average interest rate in effect for all borrowings under the Credit Agreement for the year ended December 31, 2025, was 6.77%, and our weighted-average interest rate under the Credit Agreement as of December 31, 2025, was 5.74%.
Issuance of Senior Notes 2033
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
The indenture governing the Senior Notes 2033 (the “2033 Indenture”) contains certain financial covenants that we must comply with in order to make certain restricted payments as described in the 2033 Indenture. As of December 31, 2025, we were in compliance with such financial covenants under the 2033 Indenture.
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
The indenture governing the Senior Notes 2029 (the “2029 Indenture”) contains certain financial covenants that we must comply with in order to make certain restricted payments as described in the 2029 Indenture. As of December 31, 2025, we were in compliance with such financial covenants under the 2029 Indenture.
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
Maturities of long-term debt for each of the five succeeding years are as follows (in thousands):

Year Ending December 31,
2026	$—
2027	—
2028	—
2029	1,000,000
2030	795,000
Thereafter	750,000

(11)Preferred Units
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
The Preferred Units ranked senior to our common units with respect to distributions and liquidation rights. The holders of the Preferred Units were entitled to receive cumulative quarterly cash distributions equal to $24.375 per Preferred Unit. As of December 31, 2025, all of the Preferred Units had been converted to common units.
The change in Preferred Units outstanding was as follows:

Preferred Units Outstanding
Number of Preferred Units outstanding, December 31, 2024	180,000
Exercise and conversion of Preferred Units into common units	(180,000)
Number of Preferred Units outstanding, December 31, 2025	—
We have declared and paid per-unit quarterly cash distributions to the holders of the Preferred Units of record as follows:

Payment date	Distribution per Preferred Unit
February 3, 2023	$24.375
May 5, 2023	24.375
August 4, 2023	24.375
November 3, 2023	24.375
Total 2023 distributions	$97.50

February 2, 2024	$24.375
May 3, 2024	24.375
August 2, 2024	24.375
November 1, 2024	24.375
Total 2024 distributions	$97.50

February 7, 2025	$24.375
May 9, 2025	24.375
August 8, 2025	24.375
November 7, 2025	24.375
Total 2025 distributions	$97.50
The Preferred Units were presented as temporary equity within the mezzanine section of the Consolidated Balance Sheets because of redemption provisions that were outside the Partnership’s control.
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
December 2025 Conversion
On December 2, 2025, the holders of the Preferred Units elected to convert the remaining 80,000 Preferred Units into 3,997,700 common units. These Preferred Units were converted into common units and, for our fourth-quarter 2025 distribution, the holders received the common unit distribution of $0.525 on the 3,997,700 common units in lieu of the Preferred Unit distribution of $24.375 on the converted 80,000 Preferred Units.
Changes in the Preferred Units’ balance are as follows (in thousands):

Preferred Units
Balance as of December 31, 2022	$477,309
Net income allocated to Preferred Units	47,775
Cash distributions on Preferred Units	(48,750)
Balance as of December 31, 2023	476,334
Net income allocated to Preferred Units	17,550
Cash distributions on Preferred Units	(24,375)
Exercise and conversion of Preferred Units into common units	(300,700)
Balance as of December 31, 2024	168,809
Net income allocated to Preferred Units	8,288
Cash distributions on Preferred Units	(12,675)
Exercise and conversion of Preferred Units into common units	(164,422)
Balance as of December 31, 2025	$—
(12)Partners’ Deficit
Common Units
The change in common units outstanding were as follows:

Common Units Outstanding
Number of common units outstanding, December 31, 2022	98,227,656
Vesting of phantom units	310,059
Issuance of common units under the DRIP	87,808
Exercise and conversion of warrants into common units	2,360,488
Number of common units outstanding, December 31, 2023	100,986,011
Vesting of phantom units	272,616
Issuance of common units under the DRIP	65,352
Exercise and conversion of Preferred units into common units	15,990,804
Number of common units outstanding, December 31, 2024	117,314,783
Vesting of phantom units	477,694
Issuance of common units under the DRIP	7,832
Exercise and conversion of Preferred Units into common units	8,994,826
Number of common units outstanding, December 31, 2025	126,795,135
As of December 31, 2025, Energy Transfer held 46,056,228 common units, including 8,000,000 common units held by the General Partner and controlled by Energy Transfer.

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
Cash Distributions
We have declared and paid per-unit quarterly distributions to our limited partner unitholders of record, including DER payments to the holders of our restricted and phantom units, as follows (dollars in millions, except distribution per unit):

Payment Date	Distribution per Limited Partner Unit	Amount Paid to Common Unitholders	Amount Paid to Phantom and Restricted Unitholders	Total Distribution
February 3, 2023	$0.525	$51.6	$1.1	$52.7
May 5, 2023	0.525	51.6	1.1	52.7
August 4, 2023	0.525	51.6	1.2	52.8
November 3, 2023	0.525	51.6	1.1	52.7
Total 2023 distributions	$2.10	$206.4	$4.5	$210.9

February 2, 2024	$0.525	$54.1	$1.0	$55.1
May 3, 2024	0.525	61.4	1.0	62.4
August 2, 2024	0.525	61.4	1.0	62.4
November 1, 2024	0.525	61.5	1.0	62.5
Total 2024 distributions	$2.10	$238.4	$4.0	$242.4

February 7, 2025	$0.525	$61.7	$0.7	$62.4
May 9, 2025	0.525	61.7	0.6	62.3
August 8, 2025	0.525	64.4	0.4	64.8
November 7, 2025	0.525	64.4	0.4	64.8
Total 2025 distributions	$2.10	$252.2	$2.1	$254.3
Announced Quarterly Distribution
On January 15, 2026, we announced a cash distribution of $0.525 per unit on our common units. The distribution was paid on February 6, 2026, to common unitholders of record as of the close of business on January 26, 2026.
DRIP
During the years ended December 31, 2025, 2024, and 2023, distributions of $0.2 million, $1.6 million, and $1.9 million, respectively, were reinvested under the DRIP resulting in the issuance of 7,832, 65,352, and 87,808 common units, respectively.
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
For the year ended December 31, 2025, approximately 518,000 incremental unvested phantom and restricted units represent the difference between our basic and diluted weighted-average common units outstanding.
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
(13)Revenue Recognition
Disaggregation of Revenue
The following table disaggregates our revenue by type of service (in thousands):

	Year Ended December 31,
	2025	2024	2023
Contract operations revenue	$971,636	$925,243	$823,661
Retail parts and services revenue	26,463	25,206	22,517
Total revenues	$998,099	$950,449	$846,178
The following table disaggregates our revenue by timing of provision of services or transfer of goods (in thousands):

	Year Ended December 31,
	2025	2024	2023
Services provided over time:
Primary term	$790,233	$799,161	$643,284
Month-to-month	181,403	126,082	180,377
Total services provided over time	971,636	925,243	823,661
Services provided or goods transferred at a point in time	26,463	25,206	22,517
Total revenues	$998,099	$950,449	$846,178
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
Contract Balances with Customers
The balances of the Partnership's accounts receivable from contracts with customers and contract liabilities at January 1, 2024 were $95.4 million, net of allowances for credit losses and $68.6 million, respectively.
Deferred Revenue
We record contract liabilities as deferred revenue when cash payments are received or due in advance of our performance. Components of deferred revenue were as follows (in thousands):

		December 31,
	Balance sheet location	2025	2024
Current (1)	Deferred revenue	$65,013	$63,900
Noncurrent	Other liabilities	4,486	6,616
Total		$69,499	$70,516
________________________
(1)We recognized $63.6 million of revenue during the year ended December 31, 2025, related to our deferred revenue balance as of December 31, 2024.
Retail parts and services revenue
Retail parts and services revenue primarily is earned on directly reimbursable freight and crane charges that are the financial responsibility of the customers and maintenance work on units that are outside the scope of core maintenance activities. Revenue from retail parts and services is recognized at the point-in-time the part is transferred or service is provided and control is transferred to the customer. At such time, the customer has the ability to direct the use of the benefits of such part or service after we have performed our services. We bill upon completion of the service or transfer of the parts, and payment generally is due 30 days after receipt of our invoice. The amount of consideration we receive and revenue we recognize is based on the invoice amount. There are typically no material obligations for returns, refunds, or warranties. Our standard contracts do not usually include material variable or non-cash consideration.

Performance Obligations
As of December 31, 2025, the aggregate amount of transaction price allocated to unsatisfied performance obligations related to our contract operations revenue was $1.2 billion. We expect to recognize these remaining performance obligations as follows (in thousands):

	2026	2027	2028	2029	Thereafter	Total
Remaining performance obligations	$636,057	$353,559	$155,320	$38,456	$17,420	$1,200,812
(14)Related Party Transactions
We provide natural gas compression and treating services to entities affiliated with Energy Transfer, which as of December 31, 2025, owned approximately 36% of our limited partner interests and 100% of the General Partner.
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
Revenue recognized from those entities affiliated with Energy Transfer on our Consolidated Statement of Operations were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Related-party revenues	$65,008	$41,302	$21,726
Expense reimbursement	2,545	—	—
Losses on disposition of assets	621	—	—
Balances with related parties from those entities affiliated with Energy Transfer on our unaudited condensed consolidated balance sheets were as follows (in thousands):

	December 31,
	2025	2024
Related-party receivables	$1,653	$636
Related-party payables	7,997	105
For the year ended December 31, 2025, we recognized capitalized expense reimbursement of $2.1 million to other assets related to cloud computing arrangement ERP implementation costs. For the year ended December 31, 2025, we recognized capitalized expenditures of $44.9 million to property and equipment, net.
We have binding commitments under purchase orders for new compression units ordered but not received with an entity affiliated with Energy Transfer. The commitments as of December 31, 2025 were $78.4 million.
(15)Unit-Based Compensation
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
During the years ended December 31, 2024, and 2023, an aggregate of 17,384, and 476,959, respectively, phantom units (including the corresponding DERs) were granted under the LTIP to the General Partner’s executive officers, certain of its employees, and outside directors. The phantom units (including the corresponding DERs) awarded are subject to restrictions on transferability, customary forfeiture provisions, and time vesting provisions. These phantom unit awards vest incrementally, with 60% of the phantom units vesting on December 5 of the third year following the grant and the remaining 40% vesting on December 5 of the fifth year following the grant.
Phantom units vest in full upon a change in control. Phantom unit recipients do not have all the rights of a unitholder in the Partnership with respect to the phantom units until the units have vested.
As of December 31, 2025 and 2024, our total unit-based compensation liability related to these phantom units was $3.9 million and $22.8 million, respectively. During the years ended December 31, 2025, 2024, and 2023, we recognized $2.3 million, $16.4 million, and $22.2 million of compensation expense associated with these phantom unit awards, respectively, recorded in selling, general, and administrative expense. During the years ended December 31, 2025, 2024, and 2023, amounts paid related to the cash settlement of vested phantom units under the LTIP were $7.7 million, $5.4 million, and $6.4 million, respectively.
The total fair value and intrinsic value of the phantom units vested under the LTIP was $11.4 million, $6.3 million, and $7.3 million for the years ended December 31, 2025, 2024, and 2023, respectively.
The following table summarizes information regarding phantom unit awards for the periods presented:

	Number of Units	Weighted-Average Grant Date Fair Value per Unit
Phantom units outstanding at December 31, 2022	2,154,015	$14.21
Granted	476,959	23.13
Vested	(585,055)	13.29
Forfeited	(122,887)	17.50
Phantom units outstanding at December 31, 2023	1,923,032	$17.08
Granted	17,384	24.70
Vested	(506,516)	15.40
Forfeited	(113,584)	18.09
Phantom units outstanding at December 31, 2024	1,320,316	$18.59
Vested	(797,412)	17.03
Forfeited	(220,570)	18.82
Phantom units outstanding at December 31, 2025	302,334	$20.16
The unrecognized compensation cost associated with phantom unit awards was an aggregate $2.5 million as of December 31, 2025. We expect to recognize the unrecognized compensation cost for these phantom unit awards on a weighted-average basis over a period of approximately 1.3 years.
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
During the years ended December 31, 2025 and 2024, we recognized $2.0 million and $0.1 million, respectively, of compensation expense associated with these restricted units recorded in selling, general, and administrative expense.
The following table summarizes information regarding restricted units for the periods presented:

	Number of Units	Weighted-Average Grant Date Fair Value per Unit
Restricted units outstanding at December 31, 2023	—	$—
Granted	323,390	22.25
Restricted units outstanding at December 31, 2024	323,390	22.25
Granted	392,422	24.26
Forfeited	(69,430)	22.25
Restricted units outstanding at December 31, 2025	646,382	$23.84
The unrecognized compensation cost associated with restricted units was an aggregate $13.2 million as of December 31, 2025. We expect to recognize the unrecognized compensation cost for these restricted units on a weighted-average basis over a period of approximately 3.4 years.
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
For the years ended December 31, 2025 and 2024, the Partnership granted a total of 115,962 and 107,820, respectively, cash restricted units. As of December 31, 2025 and 2024, a total of 172,405 and 107,820, respectively, cash restricted units were unvested. As of both December 31, 2025 and 2024, our total unit-based compensation liability related to these cash restricted units was $0.1 million.
(16)Employee Benefit Plans
A 401(k) plan is available to all of our employees. In 2025, the plan permitted employees to contribute up to 20% of their salary, up to the statutory limits, which was $23,500 for 2025. The plan provides for discretionary matching contributions by us on an annual basis. Aggregate matching contributions made to employees’ 401(k) plans were $6.0 million, $4.4 million, and $3.8 million for the years ended December 31, 2025, 2024, and 2023, respectively.

(17)Commitments and Contingencies
(a)Major Customers and Concentration of Credit Risk
One customer accounted for approximately 11% and 12% of total revenue for the years ended December 31, 2025 and 2024, respectively. No customer accounted for 10% or more of total revenues for the year ended December 31, 2023.
As of December 31, 2025, one customer accounted for 12% of our trade accounts receivable, net balance. As of December 31, 2024, two customers accounted for 12% and 11% of our trade accounts receivable, net balance, respectively.
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
Our U.S. federal income tax returns for the years 2019 and 2020 currently are under examination by the IRS. The IRS has issued preliminary partnership examination changes, resulted in imputed underpayment computations of approximately $30.3 million, including interest, for the 2019 and 2020 tax years. Under the Bipartisan Budget Act of 2015, there are several procedural steps to complete before a final imputed underpayment, if any, is determined. Based on discussions with the IRS, we have accrued $2.9 million, which we believe is a reasonable estimate of the potential loss from the aggregate final imputed underpayment for the years 2019 and 2020. However, the final partnership imputed underpayment, if any, has not been determined. Once determined, our General Partner may elect to either pay the imputed underpayment, if any, (including any applicable penalties and interest) directly to the IRS or, if eligible, issue a revised information statement to each unitholder, or former unitholder as applicable, with respect to an audited and adjusted return.
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
(18)Reportable Segments
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
The CODM assesses segment performance and allocates resources based on consolidated net income, a GAAP measure, and Adjusted EBITDA, a non-GAAP measure. Although we use Adjusted EBITDA to assess segment performance and allocate resources, our primary measure is consolidated net income. All expense categories on the Consolidated Statements of Operations are significant and there are no other significant segment expenses that would require disclosure. The CODM uses consolidated net income to assess operating performance as compared to historical results, budget and forecast amounts, expected return on capital investment, and our competitors. The CODM uses this information to allocate future operating and capital expenditures. The measure of segment assets is reported on the balance sheets as total consolidated assets.
(19)Recent Accounting Pronouncements
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