Form 10-Q
period 2026-03-31
USA Compression Partners, LP
filed 2026-05-07
CIK 1522727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to               .
Commission File No. 001-35779
USA Compression Partners, LP
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2771546 (I.R.S. Employer Identification No.)

8115 Preston Road, Suite 700 Dallas, Texas (Address of principal executive offices)	75225 (Zip Code)
(214) 545-0440
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common units representing limited partner interests	USAC	New York Stock Exchange
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of May 1, 2026, there were 144,972,358 common units outstanding.

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
ii

PART I.  FINANCIAL INFORMATION
ITEM 1.    Financial Statements
USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except unit amounts)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$14,522	$8,564
Accounts receivable, net of allowances for credit losses of $2,725 and $1,475, respectively	151,083	80,823
Related-party receivables	11,792	1,653
Inventories	154,365	134,488
Prepaid expenses and other assets	15,080	11,047
Total current assets	346,842	236,575
Property and equipment, net	3,048,371	2,162,624
Lease right-of-use assets	17,246	13,716
Identifiable intangible assets, net	184,546	186,893
Other assets	19,991	20,123
Goodwill	117,446	—
Total assets	$3,734,442	$2,619,931
Liabilities and Partners’ Capital (Deficit)
Current liabilities:
Accounts payable	$39,585	$20,122
Related-party payables	12,530	7,997
Accrued liabilities	90,962	93,785
Deferred revenue	81,161	65,013
Total current liabilities	224,238	186,917
Long-term debt, net	2,980,327	2,523,970
Operating lease liabilities	13,697	10,704
Deferred income taxes	194,548	5,242
Other liabilities	4,966	5,600
Total liabilities	3,417,776	2,732,433
Commitments and contingencies
Partners’ capital (deficit):
Common units, 144,972,358 and 126,795,135 units issued and outstanding, respectively	316,666	(112,502)
Total liabilities and partners’ capital (deficit)	$3,734,442	$2,619,931
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per unit amounts)

	Three Months Ended March 31,
	2026	2025
Revenues:
Contract operations	$293,509	$224,975
Parts and service	21,871	5,094
Related party	15,895	15,165
Total revenues	331,275	245,234
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	117,902	81,618
Depreciation and amortization	87,146	70,393
Selling, general, and administrative	35,357	18,862
(Gain) loss on disposition of assets	(545)	1,325
Impairment of assets	4	3,645
Total costs and expenses	239,864	175,843
Operating income	91,411	69,391
Other income (expense):
Interest expense, net	(48,966)	(47,369)
Loss on extinguishment of debt	(1)	—
Other	20	25
Total other expense	(48,947)	(47,344)
Net income before income tax expense	42,464	22,047
Income tax expense	4,122	1,535
Net income	38,342	20,512
Less: distributions on Preferred Units	—	(4,388)
Net income attributable to common unitholders’ interests	$38,342	$16,124

Weighted average common units outstanding – basic	142,750	117,513

Weighted average common units outstanding – diluted	143,131	118,254

Basic and diluted net income per common unit	$0.27	$0.14

Distributions declared per common unit for respective periods	$0.525	$0.525
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Changes in Partners’ Capital (Deficit)
(in thousands, except per unit amounts)

Common units
Partners’ deficit ending balance, December 31, 2025	$(112,502)
Unit-based compensation for equity-classified awards	1,148
Distributions and DERs, $0.525 per unit	(66,934)
Issuance of common units under the DRIP	48
Common units issued for J-W Power Acquisition	456,564
Net income attributable to common unitholders’ interests	38,342
Partners’ capital ending balance, March 31, 2026	$316,666

Common units
Partners’ deficit ending balance, December 31, 2024	$(141,051)
Vesting of phantom units	5,251
Distributions and DERs, $0.525 per unit	(61,737)
Issuance of common units under the DRIP	62
Unit-based compensation for equity-classified awards	640
Net income attributable to common unitholders’ interests	16,124
Partners’ deficit ending balance, March 31, 2025	$(180,711)
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$38,342	$20,512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,146	70,393
Provision for expected credit losses	398	—
Amortization of debt issuance costs	1,829	2,241
Amortization of capitalized implementation costs	284	—
Unit-based compensation expense	2,405	3,384
Deferred income tax expense	2,711	85
(Gain) loss on disposition of assets	(545)	1,325
Loss on extinguishment of debt	1	—
Impairment of assets	4	3,645
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable and related-party receivables, net	(38,174)	(8,253)
Inventories	(15,390)	(12,240)
Prepaid expenses and other current assets	(900)	410
Other assets	3,482	(2,377)
Accounts payable and related-party payables	14,868	4,113
Accrued liabilities and deferred revenue	(10,357)	(28,177)
Other liabilities	(1)	(410)
Net cash provided by operating activities	86,103	54,651
Cash flows from investing activities:
Cash paid for the J-W Power Acquisition, net of cash acquired	(444,384)	—
Capital expenditures, net	(24,238)	(18,368)
Proceeds from disposition of property and equipment	612	259
Proceeds from insurance recovery	118	68
Net cash used in investing activities	(467,892)	(18,041)
Cash flows from financing activities:
Proceeds from revolving credit facility	599,198	274,476
Repayments of revolving credit facility	(144,037)	(242,002)
Cash paid related to net settlement of unit-based awards	—	(2,227)
Cash distributions on common units	(66,886)	(62,386)
Cash distributions on Preferred Units	—	(4,388)
Deferred financing costs	(232)	(5)
Other	(296)	(90)
Net cash provided by (used in) financing activities	387,747	(36,622)
Increase (decrease) in cash and cash equivalents	5,958	(12)
Cash and cash equivalents, beginning of period	8,564	14
Cash and cash equivalents, end of period	$14,522	$2

See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Supplemental cash flow information:
Cash paid for interest, net of capitalized amounts	$52,344	$75,136
Cash paid for income taxes	4,092	—
Supplemental non-cash transactions:
Non-cash distributions to certain common unitholders (DRIP)	$48	$62
Transfers from inventories to property and equipment, net	12,344	11,214
Reclassification of serialized inventory to fixed assets	62,722	—
Changes in capital expenditures included in accounts payable and accrued liabilities	(1,346)	2,724
Changes in financing costs included in accounts payable and accrued liabilities	(221)	271
Common units issued in connection to the J-W Power Acquisition	456,564	—
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
We are a Delaware limited partnership. Through our operating subsidiaries, we provide natural gas compression services to customers under fixed-term contracts in the natural gas and crude oil industries, using compression packages that we design, engineer, own, operate, and maintain. We also own and operate a fleet of equipment used to provide natural gas treating services, such as carbon dioxide and hydrogen sulfide removal, cooling, and dehydration, as well as specialized manufacturing facilities for compression units. We provide compression services in unconventional resource plays throughout the U.S., including the Utica, Marcellus, Permian, Denver-Julesburg, Eagle Ford, Mississippi Lime, Granite Wash, Woodford, Barnett, Haynesville, and Bakken.
USA Compression GP, LLC, a Delaware limited liability company, serves as our general partner and is referred to herein as the “General Partner.” The General Partner is wholly owned by Energy Transfer.
The accompanying unaudited condensed consolidated financial statements include the accounts of the Partnership and its subsidiaries, all of which are wholly owned by us.
Acquisition of J-W Power Company
On January 12, 2026 (the “J-W Acquisition Date”), the Partnership and USA Compression Partners, LLC, a wholly owned subsidiary of the Partnership, completed the acquisition of J-W Energy Company (“J-W Energy”) and its subsidiary, J-W Power Company (“J-W Power”), pursuant to which USA Compression Partners, LLC purchased all of the issued and outstanding capital stock of J-W Energy from Westerman, Ltd. (the “J-W Power Acquisition”). The J-W Power Acquisition had an initial purchase price of $860.0 million, which after accounting for our common unit price and certain purchase price adjustments, resulted in an aggregate payment of approximately $911.6 million, consisting of (i) approximately $455.0 million in cash and (ii) 18,175,323 common units of the Partnership, which had a fair value on the J-W Acquisition Date of approximately $456.6 million, subject to customary post-closing price adjustments. Upon consummation of the J-W Power Acquisition, J-W Power and J-W Energy became consolidated subsidiaries of the Partnership.
The J-W Power Acquisition added approximately 0.8 million active horsepower and 1.0 million total horsepower to our fleet across key regions including the Northeast, Mid-Con, Rockies, Gulf Coast, Bakken and Permian Basin. J‑W Power also owns and operates specialized manufacturing facilities that support its internal compression requirements and those of third‑party customers.
The J-W Power Acquisition was recorded using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their estimated fair values on the date of acquisition with any excess purchase price over the fair value of net assets acquired recorded to goodwill. Determining the fair value of acquired assets requires management’s judgment and the utilization of a third-party valuation specialist and involves the use of significant estimates and assumptions. Pursuant to the acquisition method of accounting, the results of operations of J-W Power and J-W Energy prior to the J-W Acquisition Date are not included in the accompanying unaudited condensed consolidated financial statements.
As of the date these consolidated financial statements were issued, management and the third-party valuation specialist continue to evaluate certain assumptions, which could result in a change to the allocation of the fair value between line items on the consolidated balance sheet, potentially impacting goodwill. The following table summarizes the preliminary allocation of the purchase price among assets acquired and liabilities assumed (in thousands):

At January 12, 2026
Total current assets	$136,404
Property and equipment, net	868,672
Lease right-of-use assets, net	4,589
Intangible assets, net (1)	5,400
Other long-term assets, net	1,296
Goodwill (2)	117,446
Total assets	1,133,807

Total current liabilities	32,652
Non-current operating lease liabilities	2,966
Deferred income taxes	186,595
Total liabilities	222,213

Total consideration	$911,594
Cash acquired	10,646
Total consideration, net of cash acquired	$900,948
(1)Intangible assets, net is comprised of $5.4 million of trade names with a remaining useful life of approximately 3 years.
(2)Goodwill recorded is primarily related to the recognition of deferred tax liabilities arising from acquisition date fair value adjustments with the remainder related to expected commercial and operational synergies, and is subject to change based on final purchase price allocations. None of the goodwill recorded as a result of this transaction is deductible for tax purposes.
Pro Forma Results of Operations
The following unaudited pro forma consolidated results of operations for the three months ended March 31, 2026 and 2025 are presented as if the J-W Power Acquisition had been completed on January 1, 2025 (in thousands).

	Three Months Ended March 31,
	2026	2025
Revenues	$341,556	$324,583
Net income	46,331	35,664
The pro forma consolidated results of operations include adjustments to:
•include the results of J-W Power and J-W Energy for all periods presented;
•include the incremental expenses associated with the fair value adjustments recorded as a result of applying the acquisition method of accounting;
•include incremental interest expense related to financing the transaction;
•adjust for one-time expenses; and
•adjust for relative changes in ownership resulting from the acquisition.
The pro forma information is not necessarily indicative of the results of operations that would have occurred had the J-W Power Acquisition been made at the beginning of the periods presented or the future results of the combined operations.
J-W Power and J-W Energy’s revenue and net income since the J-W Acquisition Date to March 31, 2026 included in our consolidated statement of operations were $80.1 million and $12.8 million, respectively.

Expenses related to the J-W Power Acquisition
As a result of the J-W Power Acquisition, we recognized $3.8 million of transaction-related costs in selling, general and administrative expenses during the three months ended March 31, 2026.
(2)    Basis of Presentation and Significant Accounting Policies
Basis of Presentation
Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and pursuant to SEC rules and regulations.
In the opinion of our management, financial information presented herein reflects all normal recurring adjustments necessary for the fair presentation of these interim unaudited condensed consolidated financial statements in accordance with GAAP. Operating results for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with SEC rules and regulations. Therefore, these interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2025, filed on February 17, 2026.
Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on net income or total partners’ capital.
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
We maintain deposits primarily in one financial institution, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). We have not experienced any losses related to amounts in excess of FDIC limits.
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

Inventories
Inventories consist of spare parts, raw materials, work in process, and finished goods used for fabrication or maintenance of compression units. All inventories are stated at the lower of cost or net realizable value. Spare parts inventories used in the maintenance of compression units are determined using the weighted-average cost method, while all other inventories used in the fabrication process are determined using the standard cost method.
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
Capitalized interest is calculated by multiplying our monthly effective interest rate on outstanding variable-rate indebtedness by the amount of qualifying costs, which include upfront payments to acquire certain compression units. Capitalized interest was $13 thousand and $39 thousand for the three months ended March 31, 2026 and 2025, respectively.
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
Refer to Note 5 for more detailed information about impairment charges during the three months ended March 31, 2026 and 2025.
Identifiable Intangible Assets
Identifiable intangible assets are recorded at cost and amortized using the straight-line method over their estimated useful lives, which is the period over which the assets are expected to contribute directly or indirectly to our future cash flows. The estimated useful lives of our intangible assets range from 3 to 25 years.
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
Texas also imposes an entity-level income tax on partnerships that is based on Texas-sourced taxable margin (the “Texas Margin Tax”). Texas Margin Tax impacts are included within our unaudited condensed consolidated financial statements. Our wholly owned finance subsidiary, USA Compression Finance Corp. (“Finance Corp”), and the subsidiaries we acquired in the J-W Power Acquisition are corporations for U.S. federal and state income tax purposes and any resulting tax impacts attributable to these subsidiaries are included within our unaudited condensed consolidated financial statements.
The Partnership and its corporate subsidiaries account for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in earnings in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized.
The determination of the provision for income taxes requires significant judgment, use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The benefits of uncertain tax positions are recorded in our consolidated financial statements only after determining a more likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from taxing authorities. When facts and circumstances change, we reassess these probabilities and record any changes through the provision for income taxes.
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
As of March 31, 2026 and December 31, 2025, our financial instruments primarily consisted of cash and cash equivalents, trade accounts receivable, trade accounts payable, and long-term debt. The book values of cash and cash equivalents, trade accounts receivable, and trade accounts payable are representative of fair value due to their short-term maturities. Our revolving credit facility applies floating interest rates to amounts drawn under the facility; therefore, the carrying amount of our revolving credit facility approximates its fair value.

The fair value of our Senior Notes 2029 and Senior Notes 2033 were estimated using quoted prices in inactive markets and are considered Level 2 measurements. The following table summarizes the aggregate principal amount and fair value of our Senior Notes 2029 and Senior Notes 2033 (in thousands):

	March 31, 2026	December 31, 2025
Senior Notes 2029, aggregate principal	$1,000,000	$1,000,000
Fair value of Senior Notes 2029	1,022,500	1,033,800
Senior Notes 2033, aggregate principal	750,000	750,000
Fair Value of Senior Notes 2033	747,525	757,500
Operating Segment
We operate in a single business segment, the compression services business. Refer to Note 14 for more detailed information about our compression services segment.
(3)    Trade Accounts Receivable
The allowance for credit losses, which was $2.7 million and $1.5 million for March 31, 2026 and December 31, 2025, respectively, represents our best estimate of the amount of probable credit losses included within our existing accounts receivable balance.
(4)    Inventories
Components of inventories consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Spare parts (1)	$99,926	$134,488
Raw materials	11,955	—
Work in process	31,972	—
Finished goods	10,512	—
Total inventories	$154,365	$134,488
(1)As of January 1, 2026, we reclassified $62.7 million of serialized inventory to fixed assets. The intended use of these assets changed from sale to third party to internal use for fixed assets.

(5)    Property and Equipment and Identifiable Intangible Assets
Property and Equipment
Property and equipment consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Compression and treating equipment (1)	$5,142,677	$4,243,709
Automobiles and vehicles	84,733	62,461
Computer and other equipment	48,015	41,045
Leasehold improvements	11,033	11,004
Buildings	33,769	3,935
Furniture and fixtures	1,437	1,231
Land	5,462	77
Total property and equipment, gross	5,327,126	4,363,462
Less: accumulated depreciation and amortization	(2,278,755)	(2,200,838)
Total property and equipment, net	$3,048,371	$2,162,624
(1)As of January 1, 2026, we reclassified $62.7 million of serialized inventory to fixed assets. The intended use of these assets changed from sale to third party to internal use for fixed assets. Once the serialized inventory is placed into service, depreciation will commence in line with overhauls and major improvements that increase the value or extend the life of compression equipment which are capitalized and depreciated over three to five years.
Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Compression and treating equipment, acquired new	25 years
Compression and treating equipment, acquired used	5 - 25 years
Furniture and fixtures	3 - 10 years
Vehicles and computer equipment	1 - 10 years
Buildings	5 - 20 years
Leasehold improvements	5 - 7 years
Depreciation expense on property and equipment and loss (gain) on disposition of assets were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Depreciation expense	$79,192	$63,048
(Gain) loss on disposition of assets	(545)	1,325
On a quarterly basis, we evaluate the future deployment of our idle fleet assets under current market conditions.
For the three months ended March 31, 2026, we retired one compression unit representing approximately 335 of horsepower, that previously was used to provide compression services in our business. As a result, we recorded an impairment of compression equipment of $4 thousand for the three months ended March 31, 2026.
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

Identifiable Intangible Assets
Identifiable intangible assets, net consisted of the following (in thousands):

	Customer Relationships	Trade Names	Total
Net balance as of December 31, 2025	$172,430	$14,463	$186,893
J-W Power Acquisition	—	5,400	5,400
Amortization expense	(6,534)	(1,213)	(7,747)
Net balance as of March 31, 2026	$165,896	$18,650	$184,546
Accumulated amortization of intangible assets was $371.5 million and $363.8 million as of March 31, 2026 and December 31, 2025, respectively.
(6)    Accrued Liabilities
Components of accrued liabilities included the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued interest expense	$31,518	$36,952
Accrued unit-based compensation liability	5,716	4,094
Accrued capital expenditures	5,100	5,428
Accrued payroll and benefits	12,918	20,832
(7)    Income Tax Expense
The Partnership is generally not subject to federal and most state and local income taxes. During the first quarter of 2026, the Partnership acquired the stock of J-W Power, a corporate entity that is subject to federal, state, and local income taxes. The acquired assets and liabilities of J-W Power included net deferred tax liabilities of approximately $186.6 million. The increase in income tax expense in the first quarter of 2026 versus the first quarter of 2025 is primarily attributable to the earnings of J-W Power which are subject to corporate taxes.
(8)    Debt Obligations
Our debt obligations, of which there is no current portion, consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Senior Notes 2029, aggregate principal	$1,000,000	$1,000,000
Senior Notes 2033, aggregate principal	750,000	750,000
Less: deferred financing costs, net of amortization	(19,834)	(21,030)
Total senior notes, net	1,730,166	1,728,970
Revolving credit facility	1,250,161	795,000
Total long-term debt, net	$2,980,327	$2,523,970
Revolving Credit Facility
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
If a default exists under the Credit Agreement, the lenders will be able to accelerate the maturity on the amount then outstanding and exercise other rights and remedies. For purposes of the above covenants, EBITDA is calculated as set forth in the Credit Agreement. As of March 31, 2026, we were in compliance with all of our covenants under the Credit Agreement.
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
As of March 31, 2026, we had outstanding borrowings under the Credit Agreement of $1.25 billion and, after accounting for outstanding letters of credit in the amount of $2.0 million, $497.8 million of remaining unused availability, all of which was available to be drawn, inclusive of restrictions related to compliance with applicable financial covenants. Our weighted-average interest rate in effect for all borrowings under the Credit Agreement for the three months ended March 31, 2026, was 5.79%, and our weighted-average interest rate under the Credit Agreement as of March 31, 2026, was 5.66%. We pay an annualized commitment fee of 0.25% on the unused portion of the aggregate commitment.
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
The indenture governing the Senior Notes 2033 (the “2033 Indenture”) contains certain financial covenants that we must comply with in order to make certain restricted payments as described in the 2033 Indenture. As of March 31, 2026, we were in compliance with such financial covenants under the 2033 Indenture.
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
The indenture governing the Senior Notes 2029 (the “2029 Indenture”) contains certain financial covenants that we must comply with in order to make certain restricted payments as described in the 2029 Indenture. As of March 31, 2026, we were in compliance with such financial covenants under the 2029 Indenture.
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
(9)    Preferred Units
The Preferred Units had a face value of $1,000 and ranked senior to our common units with respect to distributions and liquidation rights. The holders of the Preferred Units were entitled to receive cumulative quarterly cash distributions equal to $24.375 per Preferred Unit. The Preferred Units were convertible, at the option of the holder, into common units in accordance with the terms of our Second Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”). As of December 31, 2025, all of the Preferred Units had been converted to our common units.

Cash Distributions
We have declared and paid per-unit quarterly cash distributions to the holders of the Preferred Units of record as follows:

Payment Date	Distribution per Preferred Unit
February 7, 2025	$24.375
May 9, 2025	24.375
August 8, 2025	24.375
November 7, 2025	24.375
Total 2025 distributions	$97.500
(10)    Partners’ Capital (Deficit)
Common Units
The changes in common units outstanding were as follows:

Common Units Outstanding
Number of common units outstanding, December 31, 2025	126,795,135
J-W Power Acquisition	18,175,323
Issuance of common units under the DRIP	1,900
Number of common units outstanding, March 31, 2026	144,972,358
As of March 31, 2026, Energy Transfer held 46,056,228 common units, including 8,000,000 common units held by the General Partner and controlled by Energy Transfer.
Cash Distributions
We have declared and paid per-unit quarterly distributions to our limited partner unitholders of record, including DER payments to holders of our phantom and restricted units, as follows (dollars in millions, except distribution per unit):

Payment Date	Distribution per Limited Partner Unit	Amount Paid to Common Unitholders	Amount Paid to Phantom and Restricted Unitholders	Total Distribution
February 7, 2025	$0.525	$61.7	$0.7	$62.4
May 9, 2025	0.525	61.7	0.6	62.3
August 8, 2025	0.525	64.4	0.4	64.8
November 7, 2025	0.525	64.4	0.4	64.8
Total 2025 distributions	$2.100	$252.2	$2.1	$254.3

February 6, 2026	$0.525	$66.6	$0.5	$67.1
Total 2026 distributions	$0.525	$66.6	$0.5	$67.1
Announced Quarterly Distribution
On April 16, 2026, we announced a cash distribution of $0.525 per unit on our common units. The distribution will be paid on May 8, 2026, to common unitholders of record as of the close of business on April 27, 2026.
DRIP
During the three months ended March 31, 2026, distributions of $48 thousand were reinvested under the DRIP resulting in the issuance of 1,900 common units.

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
For the three months ended March 31, 2026, approximately 381,000 incremental unvested phantom and restricted units, respectively, represent the difference between our basic and diluted weighted-average common units outstanding.
For the three months ended March 31, 2025, approximately 741,000 incremental unvested phantom and restricted units represent the difference between our basic and diluted weighted-average common units outstanding.
(11)    Revenue Recognition
Disaggregation of Revenue
The following table disaggregates our revenue by type of service (in thousands):

	Three Months Ended March 31,
	2026	2025
Contract operations revenue	$309,336	$239,667
Retail parts and services revenue	21,939	5,567
Total revenues	$331,275	$245,234
The following table disaggregates our revenue by timing of provision of services or transfer of goods (in thousands):

	Three Months Ended March 31,
	2026	2025
Services provided over time:
Primary term	$230,808	$194,533
Month-to-month	78,528	45,134
Total services provided over time	309,336	239,667
Services provided or goods transferred at a point in time	21,939	5,567
Total revenues	$331,275	$245,234
Contract Balances with Customers
The balances of the Partnership’s accounts receivable from contracts with customers and contract liabilities at January 1, 2025 were $83.1 million, net of allowances for credit losses and $70.5 million, respectively.

Deferred Revenue
We record deferred revenue when cash payments are received or due in advance of our performance. Components of deferred revenue were as follows (in thousands):

	Balance sheet location	March 31, 2026	December 31, 2025
Current (1)	Deferred revenue	$81,161	$65,013
Noncurrent	Other liabilities	3,960	4,486
Total		$85,121	$69,499
________________________________
(1)We recognized $65.8 million of revenue during the three months ended March 31, 2026 related to our deferred revenue balance as of December 31, 2025.
Performance Obligations
As of March 31, 2026, the aggregate amount of transaction price allocated to unsatisfied performance obligations related to our contract operations revenue was $1.2 billion. We expect to recognize these remaining performance obligations as follows (in thousands):

	2026 (remainder)	2027	2028	2029	Thereafter	Total
Remaining performance obligations	$560,034	$419,041	$177,893	$45,237	$17,333	$1,219,538
(12)    Related Party Transactions
We provide natural gas compression and treating services to entities affiliated with Energy Transfer, which as of March 31, 2026, owned approximately 32% of our limited partner interests and 100% of the General Partner.
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
Related party transactions from those entities affiliated with Energy Transfer on our unaudited condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Related-party revenues	$15,895	$15,165
Expense reimbursement	1,578	306
Losses on disposition of assets	—	621
Balances with related parties from those entities affiliated with Energy Transfer on our unaudited condensed consolidated balance sheets were as follows (in thousands):

	March 31, 2026	December 31, 2025
Related-party receivables	$11,792	$1,653
Related-party payables	12,530	7,997
For the three months ended March 31, 2026, we recognized capitalized expense reimbursement of $0.2 million to other assets related to cloud computing arrangement ERP implementation costs. For the three months ended March 31, 2026, we recognized capitalized expenditures of $2.6 million to property and equipment, net.
We have binding commitments under purchase orders for new compression units ordered but not received with an entity affiliated with Energy Transfer. The commitments as of March 31, 2026, were $76.0 million.

(13)    Commitments and Contingencies
(a)Major Customers
No customer accounted for more than 10% of total revenues for the three months ended March 31, 2026, and one customer accounted for 11% of total revenues for the three months ended March 31, 2025.
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
On April 13, 2026, we settled and closed the IRS’ examination of our U.S. federal income tax returns for the years 2019 and 2020. The impact of the settlement is reflected in the Partnership’s financial statements, and it is not necessary for the Partnership to issue revised information statements to unitholders as a result of the settlement.
(d)Equipment Purchase Commitments
Our future capital commitments are comprised of binding commitments under purchase orders for new compression units and equipment ordered but not received. As of March 31, 2026, we had binding commitments to purchase $76.0 million of additional compression units and $83.9 million of major components for manufacturing compression units, in total $159.9 million, of which $106.9 million is expected to be settled within the next 12 months.
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

(15)    Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 requires disclosure of specified information about certain costs and expenses in the notes to the consolidated financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 is to be applied on a prospective basis, with retrospective application permitted. We are currently evaluating the impact of ASU 2024-03 on our consolidated financial statements and related disclosures.

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
Known material factors that could cause our actual results to differ from those represented within these forward-looking statements are described in Part I, Item 1A “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2025, filed on February 17, 2026 (our “2025 Annual Report”), as well as our subsequent filings with the SEC. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:
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
Recent Developments
On January 12, 2026 (the “J-W Acquisition Date”), the Partnership and USA Compression Partners, LLC, a wholly owned subsidiary of the Partnership, completed the acquisition of J-W Energy Company (“J-W Energy”) and its subsidiary, J-W Power Company (“J-W Power”), pursuant to which USA Compression Partners, LLC purchased all of the issued and outstanding capital stock of J-W Energy from Westerman, Ltd. (the “J-W Power Acquisition”). The J-W Power Acquisition had an initial purchase price of $860 million, which after accounting for our common unit price and certain purchase price adjustments, resulted in an aggregate payment of approximately $911.6 million, consisting of (i) approximately $455.0 million in cash and (ii) 18,175,323 common units in the Partnership, which had a fair value of approximately $456.6 million on the J-W Acquisition Date, subject to customary post-closing price adjustments. Upon consummation of the J-W Power Acquisition, J-W Power and J-W Energy became consolidated subsidiaries of the Partnership.
The J-W Power Acquisition added approximately 0.8 million active horsepower and 1.0 million total horsepower to our fleet across key regions including the Northeast, Mid-Con, Rockies, Gulf Coast, Bakken and Permian Basin. J-W Power also owns and operates specialized manufacturing facilities that support its internal compression requirements and those of third-party customers.
The results of operations of J-W Power and J-W Energy subsequent to the J-W Acquisition Date are reflected in our financial results of operations for the three months ended March 31, 2026.
Operating Highlights
The following table summarizes certain horsepower and horsepower-utilization percentages for the periods presented and excludes certain gas-treating assets for which horsepower is not a relevant metric.

	Three Months Ended March 31,		Increase (Decrease)
	2026	2025
Fleet horsepower (at period end) (1)	4,930,737	3,859,920	27.7%
Total available horsepower (at period end) (2)	5,012,892	3,885,560	29.0%
Revenue-generating horsepower (at period end) (3)	4,439,968	3,559,624	24.7%
Average revenue-generating horsepower (4)	4,438,366	3,557,164	24.8%
Average revenue per revenue-generating horsepower per month (5)	$22.73	$21.06	7.9%
Revenue-generating compression units (at period end)	6,430	4,213	52.6%
Average horsepower per revenue-generating compression unit (6)	694	841	(17.5)%
Horsepower utilization (7):
At period end	92.0%	94.4%	(2.4)%
Average for the period (8)	91.9%	94.4%	(2.5)%
________________________________
(1)Fleet horsepower is horsepower for compression units that have been delivered to us and excludes 14,985 and 13,210 of non-marketable horsepower as of March 31, 2026 and 2025, respectively. As of March 31, 2026, we had 61,350 large horsepower on order for delivery, all of which is expected to be delivered within the next 12 months.
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

(7)Horsepower utilization is calculated as (i) the sum of (a) revenue-generating horsepower, (b) horsepower in our fleet that is under contract but is not yet generating revenue, and (c) horsepower not yet in our fleet that is under contract but not yet generating revenue and that is expected to be delivered, divided by (ii) total available horsepower less idle horsepower that is under repair. Horsepower utilization based on revenue-generating horsepower and fleet horsepower as of March 31, 2026 and 2025, was 90.0% and 92.2%, respectively.
(8)Calculated as the average utilization for the months in the period based on utilization at the end of each month in the period. Average horsepower utilization based on revenue-generating horsepower and fleet horsepower for the three months ended March 31, 2026 and 2025, was 90.2% and 91.9%, respectively.
The 7.9% increase in average revenue per revenue-generating horsepower per month for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily was due to the addition of higher revenue per-revenue generating horsepower acquired in the J-W Power Acquisition, which contributed 4.7% of the increase. An additional 3.2% increase is attributable to higher market-based rates on newly deployed and redeployed compression units, and CPI-based and other market-based price increases on existing customer contracts that occur as market conditions permit.
The 52.6% increase in revenue-generating compression units, 24.8% increase in average revenue-generating horsepower, and 24.7% increase in revenue-generating horsepower for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily was due to the acquisition of approximately 2,070 revenue-generating compression units in the J-W Power Acquisition, with an additional increase due to the deployment of new and redeployment of previously idle compression units.
The 27.7% increase in fleet horsepower and 29.0% increase in total available horsepower for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily was due to the acquisition of approximately 1.0 million total horsepower in the J-W Power Acquisition.
The 17.5% decrease in average horsepower per revenue-generating compression unit for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily was due to the inclusion of a higher proportion of mid-size horsepower compression units from the J-W Power Acquisition.
The decreases in horsepower utilization and horsepower utilization based on revenue-generating horsepower and fleet horsepower were due to the J-W Power Acquisition.

Financial Results of Operations
Three months ended March 31, 2026, compared to the three months ended March 31, 2025
The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2026	2025
Revenues:
Contract operations	$293,509	$224,975	30.5%
Parts and service	21,871	5,094	329.3%
Related party	15,895	15,165	4.8%
Total revenues	331,275	245,234	35.1%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	117,902	81,618	44.5%
Depreciation and amortization	87,146	70,393	23.8%
Selling, general, and administrative	35,357	18,862	87.5%
(Gain) loss on disposition of assets	(545)	1,325	*
Impairment of assets	4	3,645	*
Total costs and expenses	239,864	175,843	36.4%
Operating income	91,411	69,391	31.7%
Other income (expense):
Interest expense, net	(48,966)	(47,369)	3.4%
Loss on extinguishment of debt	(1)	—	*
Other	20	25	(20.0)%
Total other expense	(48,947)	(47,344)	3.4%
Net income before income tax expense	42,464	22,047	92.6%
Income tax expense	4,122	1,535	168.5%
Net income	$38,342	$20,512	86.9%
________________________________
*Not meaningful
Contract operations revenue. The $68.5 million increase in contract operations revenue for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily was due to a $60.3 million increase due to the J-W Power Acquisition with the remaining increase attributable to (i) an increase in average revenue per revenue-generating horsepower per month, which resulted from higher market-based rates on newly deployed and redeployed compression units and CPI-based and other market-based price increases on existing customer contracts that occur as market conditions permit and (ii) an increase in average revenue-generating horsepower as a result of increased demand for our services, consistent with an overall increase in natural gas produced within the U.S.
Average revenue per revenue-generating horsepower per month associated with our compression services provided on a month-to-month basis did not differ significantly from the average revenue per revenue-generating horsepower per month associated with our compression services provided under contracts in their primary term during the period.
Parts and service revenue. The $16.8 million increase in parts and service revenue for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was due to the additional revenue generated by the J-W Power Acquisition, including $11.7 million attributable to parts and service revenue earned on maintenance work performed on customer-owned equipment and $8.1 million attributable to manufacturing sales.
Related-party revenue. Related-party revenue was earned through related-party transactions that occur in the ordinary course of business with various affiliated entities of Energy Transfer. Related-party revenue for the three months ended March 31, 2026 was consistent with the three months ended March 31, 2025.

Cost of operations, exclusive of depreciation and amortization. The $36.3 million increase in cost of operations, exclusive of depreciation and amortization, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily was due to (i) a $40.1 million increase attributable to the J-W Power Acquisition, partially offset by (ii) a $1.4 million decrease in fluids expense and (iii) a $2.4 million decrease in part consumption.
Depreciation and amortization expense. The $16.8 million increase in depreciation and amortization expense for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily was due to (i) a $13.5 million increase resulting from the J-W Power Acquisition, and (ii) overhauls and major improvements to compression units.
Selling, general, and administrative expense. The $16.5 million increase in selling, general, and administrative expense for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily was due to (i) a $10.4 million increase related to the J-W Power Acquisition, (ii) a $3.8 million increase in transaction expenses related to the J-W Power Acquisition, and (iii) a $2.1 million increase in outside services and professional fees.
Impairment of assets. The $4 thousand and $3.6 million impairment of assets for the three months ended March 31, 2026 and 2025, respectively, primarily resulted from our evaluation of the future deployment of our idle fleet under current market conditions. The primary circumstances supporting this impairment were: (i) unmarketability of certain compression units into the foreseeable future, (ii) excessive maintenance costs associated with certain fleet assets, and (iii) prohibitive retrofitting costs that likely would prevent certain compression units from securing customer acceptance. These compression units were written down to their estimated salvage values, if any.
As a result of our evaluation during the three months ended March 31, 2026 and 2025, we retired one and 17 compression units, respectively, with approximately 335 and 10,200 of aggregate horsepower, respectively, that were previously used to provide compression services in our business.
Interest expense, net. The $2 million increase in interest expense, net for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily was due to higher aggregate borrowings, offset by lower weighted-average interest rates under the Credit Agreement and our senior notes.
Income tax expense. The $2.6 million increase in income tax expense for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily was related to additional taxes attributable to the J-W Power Acquisition. For additional information on income tax expense, see Note 7 to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this report for additional information.
Other Financial Data
The following table summarizes other financial data for the periods presented (dollars in thousands):

Other Financial Data (1):	Three Months Ended March 31,				Increase (Decrease)
	2026		2025
Gross margin	$126,227		$93,223		35.4%
Adjusted gross margin	$213,373		$163,616		30.4%
Adjusted gross margin percentage (2)	64.4%		66.7%		(2.3)%
Adjusted EBITDA	$188,587		$149,514		26.1%
Adjusted EBITDA percentage (2)	56.9%		61.0%		(4.1)%
DCF	$130,793		$88,695		47.5%
DCF Coverage Ratio	1.72	x	1.44	x	19.4%
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
Gross margin. The $33.0 million increase in gross margin for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was due to (i) an $86.0 million increase in revenues, partially offset by (ii) a $36.3 million increase in cost of operations, exclusive of depreciation and amortization, and (iii) a $16.8 million increase in depreciation and amortization.

Adjusted gross margin. The $49.8 million increase in Adjusted gross margin for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was due to an $86.0 million increase in revenues offset by a $36.3 million increase in cost of operations, exclusive of depreciation and amortization.
Adjusted EBITDA. The $39.1 million increase in Adjusted EBITDA for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily was due to a $49.8 million increase in Adjusted gross margin, offset by a $12.7 million increase in selling, general, and administrative expenses, excluding unit-based compensation expense, transaction expenses, amortization of capitalized SaaS implementation costs, and severance charges and other employee costs.
DCF. The $42.1 million increase in DCF for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily was due to (i) a $39.1 million increase in Adjusted EBITDA, (ii) a $4.4 million decrease in distributions on Preferred Units due to the conversion of the remaining Preferred Units into common units, and (iii) a $1.6 million decrease in maintenance capital expenditures, offset by (iv) a $2.0 million increase in cash interest expense, net.
DCF Coverage Ratio. The increase in DCF Coverage Ratio for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was due to the increase in DCF for the period offset by increased common unitholder distributions primarily due to (i) the conversion of the remaining Preferred Units into common units and (ii) the issuance of 18,175,323 common units pursuant to the J-W Power Acquisition.
Liquidity and Capital Resources
Overview
We operate in a capital-intensive industry, and our primary liquidity needs include financing the purchase of additional compression units, making other capital expenditures, servicing our debt, funding working capital, and paying cash distributions on our outstanding common equity. Our principal sources of liquidity include cash generated by operating activities, borrowings under the Credit Agreement, and issuances of debt and equity securities, including common units under the DRIP.
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
We classify capital expenditures as maintenance or expansion on an individual-asset basis. Over the long term, we expect that our maintenance capital expenditure requirements will continue to increase as the overall size and age of our fleet increases. Our aggregate maintenance capital expenditures for the three months ended March 31, 2026 and 2025, were $9.2 million and $10.9 million, respectively. We currently plan to spend between $60.0 million and $70.0 million in maintenance capital expenditures for the year 2026, including parts consumed from inventory.
Without giving effect to any equipment that we may acquire pursuant to any future acquisitions, we currently plan to spend between $230.0 million and $250.0 million in expansion capital expenditures for the year 2026. Our expansion capital expenditures for the three months ended March 31, 2026 and 2025, were $26.4 million and $22.2 million, respectively.

As of March 31, 2026, we had binding commitments to purchase $76.0 million of additional compression units and $83.9 million of major components for manufacturing compression units, in total $159.9 million, of which $106.9 million is expected to be settled within the next 12 months.
As of March 31, 2026, other commitments include operating and finance lease payments totaling $27.4 million, of which we expect to make payments of $6.6 million in the next twelve months.
During the first quarter of 2026, the Partnership reclassified $62.7 million of heavy equipment inventory, such as engines, compressor frames, coolers, and cylinders, from inventory to fixed assets. The intended use of the assets changed from sale to third parties to internal use for fixed assets.
Cash Flows
The following table summarizes our sources and uses of cash for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$86,103	$54,651
Net cash used in investing activities	(467,892)	(18,041)
Net cash provided by (used in) financing activities	387,747	(36,622)
Net cash provided by operating activities. The $31.5 million increase in net cash provided by operating activities for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily was due to (i) a $30.7 million increase in net income excluding non-cash charges and (ii) a $22.8 million decrease in interest payments, partially offset by (iii) a $19.2 million increase in working capital and (iv) a $3.2 million increase in inventory purchases.
Net cash used in investing activities. The $449.9 million increase in net cash used in investing activities for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was primarily due to (i) $444.4 million in cash paid, net of cash acquired, in connection with the J-W Power Acquisition and (ii) a $5.9 million increase in capital expenditures for purchases of new compression units, overhauls and major improvements, and purchases of other equipment.
Net cash provided by (used in) financing activities. The $424.4 million increase in net cash provided by financing activities for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily was due to (i) a $422.7 million increase in net borrowings under the Credit Agreement, which was primarily used for the J-W Power Acquisition, (ii) a $4.4 million decrease in Preferred Unit distributions, and (iii) a $2.2 million decrease in cash paid related to the net settlement of unit-based awards, partially offset by (iv) a $4.5 million increase in common unit distributions, and (v) a $0.2 million increase in deferred financing costs.
Revolving Credit Facility
As of March 31, 2026, we had outstanding borrowings under the Credit Agreement of $1.25 billion and, after accounting for outstanding letters of credit in the amount of $2.0 million, $497.8 million of remaining unused availability, all of which was available to be drawn, inclusive of restrictions related to compliance with applicable financial covenants. As of March 31, 2026, we were in compliance with all of our covenants under the Credit Agreement.
As of May 1, 2026, we had outstanding borrowings under the Credit Agreement of $1.22 billion and outstanding letters of credit of $2.0 million.
On August 27, 2025, the Partnership amended and restated its existing credit agreement by entering into the Credit Agreement. The Credit Agreement matures on August 27, 2030, except that if more than $50.0 million of the Senior Notes 2029 are outstanding on December 14, 2028, the Credit Agreement will mature on December 14, 2028.
The Credit Agreement provides for an asset-based revolving credit facility to be made available to the Partnership in an aggregate amount of up to $1.75 billion (subject to availability under our borrowing base), with a further potential increase of up to $300 million.
Borrowings under the Credit Agreement will bear interest at a per annum interest rate equal to, at the Partnership’s option, either the Alternate Base Rate, one-month SOFR (which shall only be available for swingline loans made under the Credit Agreement), Daily Simple SOFR or SOFR plus, in each case, the applicable margin. “Alternate Base Rate” means the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.50% and (iii) one-month SOFR rate plus 1.00%. The applicable margin for borrowings varies (a) in the case of Daily Simple SOFR and SOFR loans, from 1.75% to 2.50% per annum and (b) in the case of Alternate Base Rate loans and one-month SOFR loans, from 0.75% to 1.50% per annum, and will be determined based on a total leverage ratio pricing grid. In addition, the Partnership is required to pay commitment fees based on the daily unused amount of the Credit Agreement in an amount per annum equal to 0.25%. Amounts borrowed and repaid under the Credit Agreement may be re-borrowed, subject to borrowing base availability.
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
For purposes of the above covenants, EBITDA is calculated as set forth in the Credit Agreement. For a more detailed description of the Credit Agreement, see Note 8 to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this report and Note 10 to the consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” included in our 2025 Annual Report.
Senior Notes
As of March 31, 2026, we had $1.0 billion and $750.0 million aggregate principal amount outstanding on our Senior Notes 2029 and Senior Notes 2033, respectively.
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
For more detailed descriptions of the Senior Notes 2029 and Senior Notes 2033, see Note 8 to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this report and Note 10 to the consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” included in our 2025 Annual Report.
DRIP
During the three months ended March 31, 2026, distributions of $48 thousand were reinvested under the DRIP resulting in the issuance of 1,900 common units. Such distributions are treated as non-cash transactions in the accompanying unaudited condensed consolidated statements of cash flows included under Part I, Item 1 “Financial Statements” of this report.
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

The following table reconciles Adjusted gross margin to gross margin, its most directly comparable GAAP financial measure, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Total revenues	$331,275	$245,234
Cost of operations, exclusive of depreciation and amortization	(117,902)	(81,618)
Depreciation and amortization	(87,146)	(70,393)
Gross margin	$126,227	$93,223
Depreciation and amortization	87,146	70,393
Adjusted gross margin	$213,373	$163,616
Adjusted EBITDA
We define EBITDA as net income (loss) before net interest expense, depreciation and amortization expense, and income tax expense (benefit). We define Adjusted EBITDA as EBITDA plus impairment of assets, impairment of goodwill, interest income on capital leases, unit-based compensation expense (benefit), severance charges and other employee costs, certain transaction expenses, loss (gain) on disposition of assets, loss on extinguishment of debt, loss (gain) on derivative instrument, amortization of capitalized SaaS implementation costs, and other. We view Adjusted EBITDA as one of management’s primary tools for evaluating our results of operations, and we track this item on a monthly basis as an absolute amount and as a percentage of revenue compared to the prior month, year-to-date, prior year, and budget. Adjusted EBITDA is used as a supplemental financial measure by our management and external users of our financial statements, such as investors and commercial banks, to assess:
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

The following table reconciles Adjusted EBITDA to net income and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Net income	$38,342	$20,512
Interest expense, net	48,966	47,369
Depreciation and amortization	87,146	70,393
Income tax expense	4,122	1,535
EBITDA	$178,576	$139,809
Unit-based compensation expense (1)	2,405	3,384
Transaction expenses (2)	3,777	—
Severance charges and other employee costs (3)	4,085	1,351
(Gain) loss on disposition of assets	(545)	1,325
Loss on extinguishment of debt	1	—
Amortization of capitalized SaaS implementation costs	284	—
Impairment of assets (4)	4	3,645
Adjusted EBITDA	$188,587	$149,514
Interest expense, net	(48,966)	(47,369)
Non-cash interest expense	1,829	2,241
Income tax expense	(4,122)	(1,535)
Non-cash income tax expense	2,711	—
Transaction expenses	(3,777)	—
Severance charges and other employee costs	(4,085)	(1,351)
Other	398	85
Changes in operating assets and liabilities	(46,472)	(46,934)
Net cash provided by operating activities	$86,103	$54,651
________________________________
(1)For the three months ended March 31, 2026, unit-based compensation expense included $0.1 million of cash payments related to quarterly payments of DERs on outstanding unit awards. For the three months ended March 31, 2025, unit-based compensation expense included $0.7 million of cash payments related to quarterly payments of DERs on outstanding unit awards.
For the three months ended March 31, 2025, unit-based compensation included $2.2 million related to the cash portion of the settlement of phantom unit awards upon vesting. The remainder of unit-based compensation expense for all periods was related to non-cash adjustments to the unit-based compensation liability and other non-cash unit-based compensation expense.
(2)Represents certain expenses related to potential and completed transactions, including the J-W Power Acquisition, and other items. We believe it is useful to investors to exclude these expenses.
(3)Severance charges and other employee costs includes (i) severance payments to former employees of the Partnership, (ii) retention payments to employees of the Partnership that have executed agreements to maintain operations during the shared services or the J-W Power Acquisition integration but do not intend to remain employed with the Partnership after their retention period, and (iii) relocation payments to employees of the Partnership for relocation resulting from the shared services integration and the relocation of the Partnership’s headquarters to Dallas, Texas. These retention payments are incremental to the affected employees’ base pay. For the three months ended March 31, 2026 and 2025, severance charges and other employee costs included $0.6 million and $0.4 million related to retention payments, and $0.2 million and $0.1 million related to relocation payments, respectively.
(4)Represents non-cash charges incurred to decrease the carrying value of long-lived assets with recorded values that are not expected to be recovered through future cash flows.
Distributable Cash Flow
We define DCF as net income (loss) plus non-cash interest expense, non-cash income tax expense (benefit), depreciation and amortization expense, unit-based compensation expense (benefit), impairment of assets, impairment of goodwill, certain transaction expenses, severance charges and other employee costs, loss (gain) on disposition of assets, loss on extinguishment of debt, change in fair value of derivative instrument, proceeds from insurance recovery, amortization of capitalized SaaS implementation costs, and other, less distributions on Preferred Units and maintenance capital expenditures.
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
The following table reconciles DCF to net income and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Net income	$38,342	$20,512
Non-cash interest expense	1,829	2,241
Depreciation and amortization	87,146	70,393
Non-cash income tax expense (benefit)	2,711	85
Unit-based compensation expense (1)	2,405	3,384
Transaction expenses (2)	3,777	—
Severance charges and other employee costs (3)	4,085	1,351
Other (4)	—	1,000
(Gain) loss on disposition of assets	(545)	1,325
Loss on extinguishment of debt	1	—
Impairment of assets (5)	4	3,645
Distributions on Preferred Units	—	(4,388)
Amortization of capitalized SaaS implementation costs	284	—
Maintenance capital expenditures (6)	(9,246)	(10,853)
DCF	$130,793	$88,695
Maintenance capital expenditures	9,246	10,853
Transaction expenses	(3,777)	—
Severance charges and other employee costs	(4,085)	(1,351)
Distributions on Preferred Units	—	4,388
Other	398	(1,000)
Changes in operating assets and liabilities	(46,472)	(46,934)
Net cash provided by operating activities	$86,103	$54,651
________________________________
(1)For the three months ended March 31, 2026, unit-based compensation expense included $0.1 million of cash payments related to quarterly payments of DERs on outstanding phantom and restricted unit awards. For the three months ended March 31, 2025, unit-based compensation expense included $0.7 million of cash payments related to quarterly payments of DERs on outstanding unit awards.

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
(3)Severance charges and other employee costs includes (i) severance payments to former employees of the Partnership, (ii) retention payments to employees of the Partnership that have executed agreements to maintain operations during the shared services or the J-W Power Acquisition integration but do not intend to remain employed with the Partnership after their retention period, and (iii) relocation payments to employees of the Partnership for relocation resulting from the shared services integration and the relocation of the Partnership’s headquarters to Dallas, Texas. These retention payments are incremental to the affected employees’ base pay. For the three months ended March 31, 2026 and 2025, severance charges and other employee costs included $0.6 million and $0.4 million related to retention payments, and $0.2 million and $0.1 million related to relocation payments, respectively.
(4)Represents incremental cash income tax expense accrued for the period presented as a result of the IRS examination of our tax returns for the federal tax years 2019 and 2020.
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
The following table summarizes our DCF Coverage Ratio for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2026		2025
DCF	$130,793		$88,695

Distributions for DCF Coverage Ratio (1)	$76,110		$61,731

DCF Coverage Ratio	1.72	x	1.44	x
________________________________
(1)Represents distributions to the holders of our common units as of the record date.
Critical Accounting Estimates
The Partnership’s critical accounting estimates are described in Part II, Item 7 “Critical Accounting Estimates” of our 2025 Annual Report. There have been no material changes to our critical accounting estimates since the date of our 2025 Annual Report, however, the following information describes estimates relevant to the recent J-W Power Acquisition.
Fair Value Estimates in Business Combination Accounting and Impairment of Long-Lived Assets, Goodwill, and Intangible Assets. Business combination accounting and quantitative impairment testing are required from time to time due to the occurrence of events, changes in circumstances, or annual testing requirements. For business combinations, assets and liabilities are required to be recorded at estimated fair value in connection with the initial recognition of the transaction. For impairment testing, long-lived assets are required to be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Goodwill and intangibles with indefinite lives must be tested for impairment annually or more frequently if events or changes in circumstances indicate that the related asset might be impaired. An impairment loss should be recognized only if the carrying amount of the asset/goodwill is not recoverable and exceeds its fair value. Calculating the fair value of assets or reporting units in connection with business combination accounting or impairment testing requires management to make several estimates, assumptions and judgments, and in some circumstances management may also utilize third-party specialists to assist and advise on those calculations.

In order to allocate the purchase price in a business combination or to test for recoverability when performing a quantitative impairment test, we must make estimates of projected cash flows related to the asset, which include, but are not limited to, assumptions about the use or disposition of the asset, estimated remaining life of the asset, and future expenditures necessary to maintain the asset’s existing service potential. In order to determine fair value, we make certain estimates and assumptions, including, among other things, changes in general economic conditions in regions in which our operations are located, the expected demand and production of natural gas and crude oil, our ability to negotiate favorable service and sales agreements, our dependence on certain significant customers, and competition from other companies. While we believe we have made reasonable assumptions to calculate the fair value, if future results are not consistent with our estimates, we could be exposed to future impairment losses that could be material to our results of operations.
The Partnership determines the fair value of our assets using the discounted cash flow method, the guideline company method, or a weighted combination of these methods. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include revenue growth rates, operating margins, weighted average costs of capital and future market conditions, among others. The Partnership believes the estimates and assumptions used in our impairment assessments are reasonable and based on available market information, but variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated. Under the discounted cash flow method, the Partnership determines fair value based on estimated future cash flows of a reporting unit including estimates for capital expenditures, discounted to present value using the risk-adjusted industry rate, which reflect the overall level of inherent risk of the reporting unit. Cash flow projections are derived from one year budgeted amounts plus an estimate of later period cash flows, all of which are determined by management. Subsequent period cash flows are developed using growth rates that management believes are reasonably likely to occur. Under the guideline company method, the Partnership determines the estimated fair value of a reporting unit by applying valuation multiples of comparable publicly-traded companies to the reporting unit’s projected EBITDA and then averaging that estimate with similar historical calculations using a three year average. In addition, the Partnership estimates a reasonable control premium representing the incremental value that accrues to the majority owner from the opportunity to dictate the strategic and operational actions of the business.
One key assumption in these fair value calculations is management’s estimate of future cash flows and EBITDA. In accounting for a business combination, these estimates are generally based on the forecasts that were used to analyze the deal economics. For impairment testing, these estimates are based on the annual budget for the upcoming year and forecasted amounts for multiple subsequent years. The annual budget process is typically completed near the annual goodwill impairment testing date, and management uses the most recent information for the annual impairment tests. The forecast is also subjected to a comprehensive update annually in conjunction with the annual budget process and is revised periodically to reflect new information and/or revised expectations. The estimates of future cash flows and EBITDA are subjective in nature and are subject to impacts from the business risks described in “Item 1A. Risk Factors” in our 2025 Annual Report. Therefore, the actual results could differ significantly from the amounts used for business combination accounting and impairment testing, and significant changes in fair value estimates could occur in a given period. Such changes in fair value estimates could result in changes to the fair value estimates used in business combination accounting, which could significantly impact results of operations in a period subsequent to the business combination, depending on multiple factors, including the timing of such changes. In the case of impairment testing, such changes could result in additional impairments in future periods; therefore, the actual results could differ significantly from the amounts used for goodwill impairment testing, and significant changes in fair value estimates could occur in a given period, resulting in additional impairments.
In addition, we may change our method of impairment testing, including changing the weight assigned to different valuation models. Such changes could be driven by various factors, including the level of precision or availability of data for our assumptions. Any changes in the method of testing could also result in an impairment or impact the magnitude of an impairment.
Management does not believe that any of the Partnership’s goodwill balance or long-lived assets is currently at significant risk of a material impairment.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to any natural gas or crude oil in connection with our rendered services, and accordingly, we do not bear direct exposure to fluctuating commodity prices. However, the demand for our compression services depends on the continued demand for, and production of, natural gas and crude oil. Sustained low natural gas or crude oil prices over the long term could result in a decline in the production of natural gas or crude oil, which could result in reduced demand for our compression services. We do not intend to hedge our indirect exposure to fluctuating commodity prices. A one percent decrease in average revenue-generating horsepower during the three months ended March 31, 2026 would result in an annual decrease of approximately $12.1 million and $7.8 million in our revenue and Adjusted gross margin, respectively. Adjusted gross margin is a non-GAAP financial measure. For a reconciliation of Adjusted gross margin to gross margin, its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” of this report.
Interest Rate Risk
We are exposed to market risk due to variable interest rates under the Credit Agreement.
As of March 31, 2026, we had $1.25 billion of variable-rate indebtedness outstanding at a weighted-average interest rate of 5.66%. Based on our March 31, 2026 variable-rate indebtedness outstanding, a one percent increase or decrease, respectively, in the effective interest rate would result in an annual increase or decrease, respectively, in our interest expense of approximately $12.5 million.
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

ITEM 4.    Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026, at the reasonable assurance level.
On January 12, 2026, we completed the J-W Power Acquisition. The scope of management’s assessment of the effectiveness of our disclosure controls and procedures as of March 31, 2026 did not include the disclosure controls and procedures, to the extent they are subsumed by internal control over financial reporting, of J-W Power and J-W Energy as permitted by SEC guidance that an assessment of internal control over financial reporting specific to a recently acquired business may be omitted from the scope of management’s assessment for one year from the date of acquisition. J-W Power and J-W Energy represented approximately 22% of our consolidated assets as of March 31, 2026 and approximately 24% of our consolidated revenue for the three months ended March 31, 2026.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2026, in connection with the shares services integration with Energy Transfer, we implemented a new ERP system, which replaced our existing core financial systems, resulting in changes to our financial close processes and procedures. As a result of the implementation, certain internal controls over financial reporting were automated, modified or implemented. While we believe the new ERP system will enhance our internal controls, there are inherent risks in implementing any new system, and we will continue to evaluate these control changes as part of our assessment of control design and effectiveness throughout 2026. Additionally, on January 12, 2026, we completed the J-W Power Acquisition. We are in the process of integrating the internal controls of J-W Power and J-W Energy into our existing internal controls over financial reporting, which may result in changes to certain of our internal controls and processes. We will continue to evaluate these controls as the integration progresses.
Except for the ERP implementation described above and the J-W Power Acquisition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.    Risk Factors
Security holders and potential investors in our securities should carefully consider the risk factors set forth in Part I, Item 1A “Risk Factors” of our 2025 Annual Report, and in subsequent filings we make with the SEC. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

ITEM 6.    Exhibits
The following documents are filed, furnished, or incorporated by reference as part of this report:

Exhibit Number	Description
3.1
Certificate of Limited Partnership of USA Compression Partners, LP (incorporated by reference to Exhibit 3.1 to Amendment No. 3 of the Partnership’s registration statement on Form S-1 (Registration No. 333-174803) filed on December 21, 2011)

3.2
Second Amended and Restated Agreement of Limited Partnership of USA Compression Partners, LP (incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on April 6, 2018)

4.1
First Supplemental Indenture, dated as of January 12, 2026, among USA Compression Partners, LP, USA Compression Finance Corp., the guarantors named on the signature pages thereto and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.3 to the Partnership’s Annual Report on Form 10-K (File No. 001-35779) filed on February 17, 2026)

4.2
First Supplemental Indenture, dated as of January 12, 2026, among USA Compression Partners, LP, USA Compression Finance Corp., the guarantors named on the signature pages thereto and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.6 to the Partnership’s Annual Report on Form 10-K (File No. 001-35779) filed on February 17, 2026)

4.3
Registration Rights Agreement, dated January 12, 2026, between USA Compression Partners, LP and Westerman, Ltd. (incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on January 14, 2026)

10.1
Joinder Agreement, dated as of January 12, 2026, among J-W Power Company, J-W Energy Company, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Partnership’s Annual Report on Form 10-K (File No. 001-35779) filed on February 17, 2026)

10.2†
Special Bonus Retention Agreement, dated February 12, 2026, between USA Compression GP, LLC and Christopher Wauson (incorporated by reference to Exhibit 10.22 to the Partnership’s Annual Report on Form 10-K (File No. 001-35779) filed on February 17, 2026)

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
101.1*
The following materials from USA Compression Partners, LP’s Quarterly Report on Form 10-Q for the three months ended March 31, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) our unaudited condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, (ii) our unaudited condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025, (iii) our unaudited condensed consolidated statements of changes in partners’ capital (deficit) for the three months ended March 31, 2026 and 2025, (iv) our unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025, and (v) the related notes to our unaudited condensed consolidated financial statements.

104*	The cover page from this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, formatted in Inline XBRL (included with Exhibit 101.1)

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

USA COMPRESSION PARTNERS, LP

		By:	USA Compression GP, LLC its General Partner

Date:	May 7, 2026	By:	/s/ Christopher M. Paulsen
Christopher M. Paulsen
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

		By:	/s/ Julie A. McEwen
Julie A. McEwen
Vice President and Controller (Principal Accounting Officer)