Form 10-Q
period 2026-06-30
USA Compression Partners, LP
filed 2026-08-06
CIK 1522727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to               .
Commission File No. 001-35779
USA Compression Partners, LP
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	75-2771546 (I.R.S. Employer Identification No.)

8115 Preston Road, Suite 700 Dallas, Texas (Address of principal executive offices)	75225 (Zip Code)
(214) 545-0440
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common units representing limited partner interests	USAC	New York Stock Exchange
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of July 31, 2026, there were 144,943,345 common units outstanding.

i

GLOSSARY
The abbreviations, acronyms and industry terminology used in this Quarterly Report on Form 10-Q are defined as follows:

Credit Agreement	Eighth Amended and Restated Credit Agreement, dated as of August 27, 2025, by and among USA Compression Partners, LP, as the borrower, the guarantors party thereto from time to time, the lenders party thereto from time to time, as may be amended from time to time, and any predecessor thereto if the context so dictates
CPI	Consumer Price Index for All Urban Consumers
DERs	distribution equivalent rights
DRIP	distribution reinvestment plan
Energy Transfer	Energy Transfer LP
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	generally accepted accounting principles of the United States of America
Partnership Agreement	Agreement of Limited Partnership of USA Compression Partners, LP, and any predecessor thereto if the context so dictates
Preferred Units	Series A Preferred Units representing limited partner interests in USA Compression Partners, LP
SEC	United States Securities and Exchange Commission
Senior Notes 2029	$1.0 billion aggregate principal amount of senior notes due on March 15, 2029
Senior Notes 2033	$750.0 million aggregate principal amount of senior notes due on October 1, 2033
SOFR	Secured Overnight Financing Rate
U.S.	United States of America
ii

PART I.  FINANCIAL INFORMATION
ITEM 1.    Financial Statements
USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except unit amounts)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$9,478	$8,564
Accounts receivable, net of allowances for credit losses of $2,725 and $1,475, respectively	132,458	80,823
Related-party receivables	6,975	1,653
Inventories	159,397	134,488
Prepaid expenses and other assets	14,739	11,047
Total current assets	323,047	236,575
Property and equipment, net	3,029,842	2,162,624
Lease right-of-use assets	19,237	13,716
Identifiable intangible assets, net	176,740	186,893
Other assets	19,227	20,123
Goodwill	117,446	—
Total assets	$3,685,539	$2,619,931
Liabilities and Partners’ Capital (Deficit)
Current liabilities:
Accounts payable	$38,043	$20,122
Related-party payables	14,661	7,997
Accrued liabilities	112,814	93,785
Deferred revenue	74,622	65,013
Total current liabilities	240,140	186,917
Long-term debt, net	2,942,101	2,523,970
Operating lease liabilities	15,412	10,704
Deferred income taxes	196,488	5,242
Other liabilities	4,331	5,600
Total liabilities	3,398,472	2,732,433
Commitments and contingencies
Partners’ capital (deficit):
Common units, 144,974,152 and 126,795,135 units issued and outstanding, respectively	287,067	(112,502)
Total liabilities and partners’ capital (deficit)	$3,685,539	$2,619,931
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Contract operations	$304,857	$227,277	$598,366	$452,252
Parts and service	22,136	6,507	44,007	11,601
Related party	15,153	16,341	31,048	31,506
Total revenues	342,146	250,125	673,421	495,359
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	124,790	86,499	242,692	168,117
Depreciation and amortization	89,071	70,841	176,217	141,234
Selling, general, and administrative	28,895	12,896	64,252	31,758
(Gain) loss on disposition of assets	(994)	39	(1,539)	1,364
Impairment of assets	—	3,242	4	6,887
Total costs and expenses	241,762	173,517	481,626	349,360
Operating income	100,384	76,608	191,795	145,999
Other income (expense):
Interest expense, net	(49,258)	(47,674)	(98,224)	(95,043)
Loss on extinguishment of debt	—	—	(1)	—
Other	6	16	26	41
Total other expense	(49,252)	(47,658)	(98,199)	(95,002)
Net income before income tax expense	51,132	28,950	93,596	50,997
Income tax expense	5,480	391	9,602	1,926
Net income	45,652	28,559	83,994	49,071
Less: distributions on Preferred Units	—	(1,950)	—	(6,338)
Net income attributable to common unitholders’ interests	$45,652	$26,609	$83,994	$42,733

Weighted average common units outstanding – basic	144,974	119,003	143,862	118,258

Weighted average common units outstanding – diluted	145,619	119,503	144,375	118,879

Basic and diluted net income per common unit	$0.31	$0.22	$0.58	$0.36

Distributions declared per common unit for respective periods	$0.525	$0.525	$1.050	$1.050
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Changes in Partners’ Capital (Deficit)
(in thousands, except per unit amounts)

Common units
Partners’ deficit ending balance, December 31, 2025	$(112,502)
Unit-based compensation for equity-classified awards	1,148
Distributions and DERs, $0.525 per unit	(66,934)
Issuance of common units under the DRIP	48
Common units issued for J-W Power Acquisition	456,564
Net income attributable to common unitholders’ interests	38,342
Partners’ capital ending balance, March 31, 2026	316,666
Distributions and DERs, $0.525 per unit	(76,481)
Issuance of common units under the DRIP	49
Unit-based compensation for equity-classified awards	1,181
Net income attributable to common unitholders’ interests	45,652
Partners’ capital ending balance, June 30, 2026	$287,067

Common units
Partners’ deficit ending balance, December 31, 2024	$(141,051)
Vesting of phantom units	5,251
Distributions and DERs, $0.525 per unit	(61,737)
Issuance of common units under the DRIP	62
Unit-based compensation for equity-classified awards	640
Net income attributable to common unitholders’ interests	16,124
Partners’ deficit ending balance, March 31, 2025	(180,711)
Vesting of phantom units	986
Distributions and DERs, $0.525 per unit	(61,765)
Issuance of common units under the DRIP	58
Unit-based compensation for equity-classified awards	437
Exercise and conversion of Preferred Units into common units	92,971
Net income attributable to common unitholders’ interests	26,609
Partners’ deficit ending balance, June 30, 2025	$(121,415)
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$83,994	$49,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	176,217	141,234
Provision for expected credit losses	398	—
Amortization of debt issuance costs	3,672	4,472
Amortization of capitalized SaaS implementation costs	714	—
Unit-based compensation expense	4,013	1,648
Deferred income tax expense	4,650	46
(Gain) loss on disposition of assets	(1,539)	1,364
Loss on extinguishment of debt	1	—
Impairment of assets	4	6,887
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable and related-party receivables, net	(14,800)	(9,415)
Inventories	(52,314)	(24,128)
Prepaid expenses and other current assets	(560)	1,023
Other assets	1,221	(2,219)
Accounts payable and related-party payables	20,585	9,051
Accrued liabilities and deferred revenue	4,008	271
Other liabilities	1,523	(410)
Net cash provided by operating activities	231,787	178,895
Cash flows from investing activities:
Cash paid for the J-W Power Acquisition, net of cash acquired	(444,384)	—
Capital expenditures, net	(61,608)	(41,537)
Proceeds from disposition of property and equipment	1,546	1,074
Proceeds from insurance recovery	1,577	68
Net cash used in investing activities	(502,869)	(40,395)
Cash flows from financing activities:
Proceeds from revolving credit facility	596,042	494,118
Repayments of revolving credit facility	(179,972)	(495,614)
Cash paid related to net settlement of unit-based awards	—	(3,213)
Cash distributions on common units	(143,318)	(124,619)
Cash distributions on Preferred Units	—	(8,775)
Deferred financing costs	(396)	(226)
Other	(360)	(183)
Net cash provided by (used in) financing activities	271,996	(138,512)
Increase (decrease) in cash and cash equivalents	914	(12)
Cash and cash equivalents, beginning of period	8,564	14
Cash and cash equivalents, end of period	$9,478	$2

See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Supplemental cash flow information:
Cash paid for interest, net of capitalized amounts	$96,434	$90,238
Cash paid for income taxes	5,895	1,500
Supplemental non-cash transactions:
Non-cash distributions to certain common unitholders (DRIP)	$97	$120
Transfers from inventories to property and equipment, net	44,236	21,339
Reclassification of serialized inventory to fixed assets	62,722	—
Changes in capital expenditures included in accounts payable and accrued liabilities	(6,474)	(1,078)
Lease assets obtained in exchange for lease obligations	—	2,608
Changes in financing costs included in accounts payable and accrued liabilities	(221)	225
Common units issued in connection with the J-W Power Acquisition	456,564	—
Exercise and conversion of Preferred Units into common units	—	92,971
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
USA Compression Partners, LP is a Texas limited partnership. Through our operating subsidiaries, we provide natural gas compression services to customers under fixed-term contracts in the natural gas and crude oil industries, using compression packages that we design, engineer, own, operate, and maintain. We also own and operate a fleet of equipment used to provide natural gas treating services, such as carbon dioxide and hydrogen sulfide removal, cooling, and dehydration, as well as specialized manufacturing facilities for compression units. We provide compression services in unconventional resource plays throughout the U.S., including the Utica, Marcellus, Permian, Denver-Julesburg, Eagle Ford, Mississippi Lime, Granite Wash, Woodford, Barnett, Haynesville, and Bakken. USA Compression Partners, LP converted from a Delaware limited partnership to a Texas limited partnership on July 6, 2026.
USA Compression GP, LLC is a Texas limited liability company that serves as our general partner. It is referred to herein as the “General Partner.” The General Partner is wholly owned by Energy Transfer. USA Compression GP, LLC converted from a Delaware limited liability company to a Texas limited liability company on July 6, 2026.
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
(1)Intangible assets, net consists of $5.4 million of trade names with a remaining useful life of approximately 3 years.
(2)Goodwill recorded is primarily related to the recognition of deferred tax liabilities arising from acquisition date fair value adjustments with the remainder related to expected commercial and operational synergies, and is subject to change based on final purchase price allocations. None of the goodwill recorded as a result of this transaction is deductible for tax purposes.
Pro Forma Results of Operations
The following unaudited pro forma consolidated results of operations for the three and six months ended June 30, 2026 and 2025 are presented as if the J-W Power Acquisition had been completed on January 1, 2025 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$342,146	$339,883	$683,702	$664,466
Net income	47,018	48,165	93,349	83,829
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
J-W Power and J-W Energy’s revenue and net income since the J-W Acquisition Date to June 30, 2026 included in our consolidated statement of operations were $167.6 million and $25.6 million, respectively.

Expenses related to the J-W Power Acquisition
As a result of the J-W Power Acquisition, we recognized $4.8 million of transaction-related costs in selling, general and administrative expenses during the six months ended June 30, 2026.
(2)    Basis of Presentation and Significant Accounting Policies
Basis of Presentation
Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and pursuant to SEC rules and regulations.
In the opinion of our management, financial information presented herein reflects all normal recurring adjustments necessary for the fair presentation of these interim unaudited condensed consolidated financial statements in accordance with GAAP. Operating results for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with SEC rules and regulations. Therefore, these interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2025, filed on February 17, 2026.
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
Capitalized interest is calculated by multiplying our monthly effective interest rate on outstanding variable-rate indebtedness by the amount of qualifying costs, which include upfront payments to acquire certain compression units. Capitalized interest was $28 thousand and $41 thousand for the three and six months ended June 30, 2026, respectively, and $8 thousand and $47 thousand for the three and six months ended June 30, 2025, respectively.
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
Refer to Note 5 for more detailed information about impairment charges during the three and six months ended June 30, 2026 and 2025.
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
As of June 30, 2026 and December 31, 2025, our financial instruments primarily consisted of cash and cash equivalents, trade accounts receivable, trade accounts payable, and long-term debt. The book values of cash and cash equivalents, trade accounts receivable, and trade accounts payable are representative of fair value due to their short-term maturities. Our revolving credit facility applies floating interest rates to amounts drawn under the facility; therefore, the carrying amount of our revolving credit facility approximates its fair value.

The fair values of our Senior Notes 2029 and Senior Notes 2033 were estimated using quoted prices in inactive markets and are considered Level 2 measurements. The following table summarizes the aggregate principal amount and fair value of our Senior Notes 2029 and Senior Notes 2033 (in thousands):

	June 30, 2026	December 31, 2025
Senior Notes 2029, aggregate principal	$1,000,000	$1,000,000
Fair value of Senior Notes 2029	1,025,000	1,033,800
Senior Notes 2033, aggregate principal	750,000	750,000
Fair value of Senior Notes 2033	743,475	757,500
Operating Segment
We operate in a single business segment, the compression services business. Refer to Note 14 for more detailed information about our compression services segment.
(3)    Trade Accounts Receivable
The allowance for credit losses, which was $2.7 million and $1.5 million as of June 30, 2026 and December 31, 2025, respectively, represents our best estimate of the amount of expected credit losses included within our existing accounts receivable balance.
(4)    Inventories
Components of inventories consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Spare parts (1)	$102,372	$134,488
Raw materials	14,508	—
Work in process	31,168	—
Finished goods	11,349	—
Total inventories	$159,397	$134,488
(1)As of January 1, 2026, we reclassified $62.7 million of serialized inventory to fixed assets. The intended use of these assets changed from sale to third party to internal use for fixed assets.

(5)    Property and Equipment and Identifiable Intangible Assets
Property and Equipment
Property and equipment consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Compression and treating equipment (1)	$5,185,767	$4,243,709
Automobiles and vehicles	96,399	62,461
Computer and other equipment	55,048	41,045
Leasehold improvements	17,725	11,004
Buildings	23,786	3,935
Furniture and fixtures	2,149	1,231
Land	1,607	77
Total property and equipment, gross	5,382,481	4,363,462
Less: accumulated depreciation and amortization	(2,352,639)	(2,200,838)
Total property and equipment, net	$3,029,842	$2,162,624
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
Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Compression and treating equipment, acquired new	25 years
Compression and treating equipment, acquired used	5 - 25 years
Furniture and fixtures	3 - 10 years
Vehicles and computer equipment	1 - 10 years
Buildings	5 - 20 years
Leasehold improvements	5 - 7 years
Depreciation expense on property and equipment and (gain) loss on disposition of assets were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation expense	$81,112	$63,496	$160,304	$126,544
(Gain) loss on disposition of assets	(994)	39	(1,539)	1,364
On a quarterly basis, we evaluate the future deployment of our idle fleet assets under current market conditions.
For the three months ended June 30, 2026, we had no impairment of compression equipment. For the six months ended June 30, 2026, we retired one compression unit representing approximately 335 of horsepower that previously was used to provide compression services in our business. As a result, we recorded an impairment of compression equipment of $4 thousand for the six months ended June 30, 2026.
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

Identifiable Intangible Assets
Identifiable intangible assets, net consisted of the following (in thousands):

	Customer Relationships	Trade Names	Total
Net balance as of December 31, 2025	$172,430	$14,463	$186,893
J-W Power Acquisition	—	5,400	5,400
Amortization expense	(13,070)	(2,483)	(15,553)
Net balance as of June 30, 2026	$159,360	$17,380	$176,740
Accumulated amortization of intangible assets was $379.3 million and $363.8 million as of June 30, 2026 and December 31, 2025, respectively.
(6)    Accrued Liabilities
Components of accrued liabilities included the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued interest expense	$34,880	$36,952
Accrued unit-based compensation liability	6,360	4,094
Accrued capital expenditures	12,024	5,428
Accrued payroll and benefits	21,985	20,832
(7)    Income Tax Expense
The Partnership is generally not subject to federal and most state and local income taxes. During the first quarter of 2026, the Partnership acquired the stock of J-W Power, a corporate entity that is subject to federal, state, and local income taxes. The acquired assets and liabilities of J-W Power included net deferred tax liabilities of approximately $186.6 million. The increase in income tax expense in the three and six months ended June 30, 2026 versus the three and six months ended June 30, 2025 is primarily attributable to the earnings of J-W Power which are subject to corporate taxes.
(8)    Debt Obligations
Our debt obligations, of which there is no current portion, consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Senior Notes 2029, aggregate principal	$1,000,000	$1,000,000
Senior Notes 2033, aggregate principal	750,000	750,000
Less: deferred financing costs, net of amortization	(18,969)	(21,030)
Total senior notes, net	1,731,031	1,728,970
Revolving credit facility	1,211,070	795,000
Total long-term debt, net	$2,942,101	$2,523,970
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
If a default exists under the Credit Agreement, the lenders will be able to accelerate the maturity on the amount then outstanding and exercise other rights and remedies. For purposes of the above covenants, EBITDA is calculated as set forth in the Credit Agreement. As of June 30, 2026, we were in compliance with all of our covenants under the Credit Agreement.
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
As of June 30, 2026, we had outstanding borrowings under the Credit Agreement of $1.21 billion and, after accounting for outstanding letters of credit in the amount of $2.0 million, $536.9 million of remaining unused availability, all of which was available to be drawn, inclusive of restrictions related to compliance with applicable financial covenants. Our weighted-average interest rate in effect for all borrowings under the Credit Agreement for the six months ended June 30, 2026, was 5.70%, and our weighted-average interest rate under the Credit Agreement as of June 30, 2026, was 5.59%. We pay an annualized commitment fee of 0.25% on the unused portion of the aggregate commitment.
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
The indenture governing the Senior Notes 2033 (the “2033 Indenture”) contains certain financial covenants that we must comply with in order to make certain restricted payments as described in the 2033 Indenture. As of June 30, 2026, we were in compliance with such financial covenants under the 2033 Indenture.
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
The indenture governing the Senior Notes 2029 (the “2029 Indenture”) contains certain financial covenants that we must comply with in order to make certain restricted payments as described in the 2029 Indenture. As of June 30, 2026, we were in compliance with such financial covenants under the 2029 Indenture.
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
(9)    Preferred Units
The Preferred Units had a face value of $1,000 and ranked senior to our common units with respect to distributions and liquidation rights. The holders of the Preferred Units were entitled to receive cumulative quarterly cash distributions equal to $24.375 per Preferred Unit. The Preferred Units were convertible, at the option of the holder, into common units in accordance with the terms of our Partnership Agreement. As of December 31, 2025, all of the Preferred Units had been converted to our common units.

Cash Distributions
We have declared and paid per-unit quarterly cash distributions to the holders of the Preferred Units of record as follows:

Payment Date	Distribution per Preferred Unit
February 7, 2025	$24.375
May 9, 2025	24.375
August 8, 2025	24.375
November 7, 2025	24.375
Total 2025 distributions	$97.500
(10)    Partners’ Capital (Deficit)
Common Units
The changes in common units outstanding were as follows:

Common Units Outstanding
Number of common units outstanding, December 31, 2025	126,795,135
J-W Power Acquisition	18,175,323
Issuance of common units under the DRIP	3,694
Number of common units outstanding, June 30, 2026	144,974,152
As of June 30, 2026, Energy Transfer held 46,056,228 common units, including 8,000,000 common units held by the General Partner and controlled by Energy Transfer.
Cash Distributions
We have declared and paid per-unit quarterly distributions to our limited partner unitholders of record, including DER payments to holders of our phantom and restricted units, as follows (dollars in millions, except distribution per unit):

Payment Date	Distribution per Limited Partner Unit	Amount Paid to Common Unitholders	Amount Paid to Phantom and Restricted Unitholders	Total Distribution
February 7, 2025	$0.525	$61.7	$0.7	$62.4
May 9, 2025	0.525	61.7	0.6	62.3
August 8, 2025	0.525	64.4	0.4	64.8
November 7, 2025	0.525	64.4	0.4	64.8
Total 2025 distributions	$2.100	$252.2	$2.1	$254.3

February 6, 2026	$0.525	$66.6	$0.5	$67.1
May 8, 2026	0.525	76.1	0.5	76.6
Total 2026 distributions	$1.050	$142.7	$1.0	$143.7
Announced Quarterly Distribution
On July 16, 2026, we announced a cash distribution of $0.525 per unit on our common units. The distribution will be paid on August 7, 2026, to common unitholders of record as of the close of business on July 27, 2026.
DRIP
During the six months ended June 30, 2026, distributions of $97 thousand were reinvested under the DRIP resulting in the issuance of 3,694 common units.

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
For the three and six months ended June 30, 2026, approximately 645,000 and 513,000 incremental unvested phantom and restricted units, respectively, represent the difference between our basic and diluted weighted-average common units outstanding.
For the three and six months ended June 30, 2025, approximately 500,000 and 621,000 incremental unvested phantom and restricted units, respectively, represent the difference between our basic and diluted weighted-average common units outstanding.
(11)    Revenue Recognition
Disaggregation of Revenue
The following table disaggregates our revenue by type of service (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Contract operations revenue	$319,449	$242,155	$628,785	$481,822
Retail parts and services revenue	22,697	7,970	44,636	13,537
Total revenues	$342,146	$250,125	$673,421	$495,359
The following table disaggregates our revenue by timing of provision of services or transfer of goods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Services provided over time:
Primary term	$238,350	$201,995	$469,158	$396,528
Month-to-month	81,099	40,160	159,627	85,294
Total services provided over time	319,449	242,155	628,785	481,822
Services provided or goods transferred at a point in time	22,697	7,970	44,636	13,537
Total revenues	$342,146	$250,125	$673,421	$495,359
Contract Balances with Customers
The balances of the Partnership’s accounts receivable from contracts with customers and contract liabilities at January 1, 2025 were $83.1 million, net of allowances for credit losses, and $70.5 million, respectively.
The balances of the Partnership’s accounts receivable from contracts with customers and contract liabilities at June 30, 2025 were $92.4 million, net of allowances for credit losses, and $69.9 million, respectively.

Deferred Revenue
We record deferred revenue when cash payments are received or due in advance of our performance. Components of deferred revenue were as follows (in thousands):

	Balance sheet location	June 30, 2026	December 31, 2025
Current (1)	Deferred revenue	$74,622	$65,013
Noncurrent	Other liabilities	3,434	4,486
Total		$78,056	$69,499
(1)We recognized $0.7 million and $63.4 million of revenue during the three and six months ended June 30, 2026, respectively, related to our deferred revenue balance as of December 31, 2025.
Performance Obligations
As of June 30, 2026, the aggregate amount of transaction price allocated to unsatisfied performance obligations related to our contract operations revenue was $1.2 billion. We expect to recognize these remaining performance obligations as follows (in thousands):

	2026 (remainder)	2027	2028	2029	Thereafter	Total
Remaining performance obligations	$380,504	$474,291	$216,417	$65,854	$42,880	$1,179,946
(12)    Related Party Transactions
We provide natural gas compression and treating services to entities affiliated with Energy Transfer, which as of June 30, 2026, owned approximately 32% of our limited partner interests and 100% of the General Partner.
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
Related party transactions from those entities affiliated with Energy Transfer on our unaudited condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Related-party revenues	$15,153	$16,341	$31,048	$31,506
Expense reimbursement	1,743	701	3,321	1,007
Losses on disposition of assets	—	—	—	621
Balances with related parties from those entities affiliated with Energy Transfer on our unaudited condensed consolidated balance sheets were as follows (in thousands):

	June 30, 2026	December 31, 2025
Related-party receivables	$6,975	$1,653
Related-party payables	14,661	7,997
For the three and six months ended June 30, 2026, we recognized capitalized expenditures of $18.0 million and $20.7 million, respectively, to property and equipment, net. For the six months ended June 30, 2026, we recognized capitalized expense reimbursement of $0.2 million to other assets related to SaaS arrangement ERP implementation costs.
For the three and six months ended June 30, 2025, we recognized capitalized expense reimbursement of $0.2 million and $0.4 million, respectively, to other assets related to SaaS arrangement ERP implementation costs.

We have binding commitments under purchase orders for new compression units ordered but not received with an entity affiliated with Energy Transfer. The commitments as of June 30, 2026, were $123.3 million.
(13)    Commitments and Contingencies
(a)Major Customers
No customer accounted for more than 10% of total revenues for the three and six months ended June 30, 2026, and one customer accounted for 11% and 12% of total revenues for the three and six months ended June 30, 2025, respectively.
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
(d)Equipment Purchase Commitments
Our future capital commitments consist of binding commitments under purchase orders for new compression units and equipment ordered but not received. As of June 30, 2026, we had binding commitments to purchase $123.3 million of additional compression units and $134.0 million of major components for manufacturing compression units, in total $257.3 million, of which $122.6 million is expected to be settled within the next 12 months.
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
(16)    Subsequent Event
In July 2026, customary post-closing price adjustments were made in connection with the J-W Power Acquisition, resulting in an aggregate $2.2 million purchase price reduction, consisting of a $1.5 million and $0.7 million reduction to cash and equity consideration, respectively. The purchase price reduction was fully allocated as a decrease to goodwill, and no other assets or liabilities were affected by these adjustments.

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
Known material factors that could cause our actual results to differ from those represented within these forward-looking statements are described in Part I, Item 1A “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2025, filed on February 17, 2026 (our “2025 Annual Report”), as updated by Exhibit 99.1 to our current report on Form 8-K12B filed on July 6, 2026, as well as our subsequent filings with the SEC. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:
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
Overview
USA Compression Partners, LP (the “Partnership”) operates as one of the nation’s largest independent providers of natural gas compression services in terms of total compression fleet horsepower. The Partnership converted from a Delaware limited partnership to a Texas limited partnership on July 6, 2026. We are managed by our general partner, USA Compression GP,

LLC (the “General Partner”), which is wholly owned by Energy Transfer. All references in this section to the Partnership, as well as the terms “our,” “we,” “us,” and “its” refer to USA Compression Partners, LP, together with its consolidated subsidiaries, unless the context otherwise requires or where otherwise indicated.
Recent Developments
On January 12, 2026 (the “J-W Acquisition Date”), the Partnership and USA Compression Partners, LLC, a wholly owned subsidiary of the Partnership, completed the acquisition of J-W Energy Company (“J-W Energy”) and its subsidiary, J-W Power Company (“J-W Power”), pursuant to which USA Compression Partners, LLC purchased all of the issued and outstanding capital stock of J-W Energy from Westerman, Ltd. (the “J-W Power Acquisition”). The J-W Power Acquisition had an initial purchase price of $860.0 million, which after accounting for our common unit price and certain purchase price adjustments, resulted in an aggregate payment of approximately $911.6 million, consisting of (i) approximately $455.0 million in cash and (ii) 18,175,323 common units of the Partnership, which had a fair value of approximately $456.6 million on the J-W Acquisition Date, subject to customary post-closing price adjustments. Upon consummation of the J-W Power Acquisition, J-W Power and J-W Energy became consolidated subsidiaries of the Partnership.
The J-W Power Acquisition added approximately 0.8 million active horsepower and 1.0 million total horsepower to our fleet across key regions including the Northeast, Mid-Con, Rockies, Gulf Coast, Bakken and Permian Basin. J-W Power also owns and operates specialized manufacturing facilities that support its internal compression requirements and those of third-party customers.
The results of operations of J-W Power and J-W Energy subsequent to the J-W Acquisition Date are reflected in our financial results of operations for the three and six months ended June 30, 2026.
Operating Highlights
The following table summarizes certain horsepower and horsepower-utilization percentages for the periods presented and excludes certain gas-treating assets for which horsepower is not a relevant metric.

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2026	2025		2026	2025
Fleet horsepower (at period end) (1)	4,952,190	3,858,508	28.3%	4,952,190	3,858,508	28.3%
Total available horsepower (at period end) (2)	5,023,815	3,885,808	29.3%	5,023,815	3,885,808	29.3%
Revenue-generating horsepower (at period end) (3)	4,455,148	3,538,668	25.9%	4,455,148	3,538,668	25.9%
Average revenue-generating horsepower (4)	4,447,762	3,551,446	25.2%	4,443,064	3,554,305	25.0%
Average revenue per revenue-generating horsepower per month (5)	$22.84	$21.31	7.2%	$22.79	$21.19	7.6%
Revenue-generating compression units (at period end)	6,508	4,190	55.3%	6,508	4,190	55.3%
Average horsepower per revenue-generating compression unit (6)	687	845	(18.7)%	690	843	(18.1)%
Horsepower utilization (7):
At period end	92.0%	94.2%	(2.2)%	92.0%	94.2%	(2.2)%
Average for the period (8)	92.0%	94.4%	(2.4)%	91.9%	94.4%	(2.5)%
(1)Fleet horsepower is horsepower for compression units that have been delivered to us and excludes 14,985 of non-marketable horsepower for each period presented. As of June 30, 2026, we had 97,650 large horsepower on order for delivery, of which 53,650 is expected to be delivered within the next 12 months.
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
(7)Horsepower utilization is calculated as (i) the sum of (a) revenue-generating horsepower, (b) horsepower in our fleet that is under contract but is not yet generating revenue, and (c) horsepower not yet in our fleet that is under contract but not yet generating revenue and that is expected to be delivered, divided by (ii) total available horsepower less idle horsepower that is under repair. Horsepower utilization based on revenue-generating horsepower and fleet horsepower as of June 30, 2026 and 2025, was 90.0% and 91.7%, respectively.
(8)Calculated as the average utilization for the months in the period based on utilization at the end of each month in the period. Average horsepower utilization based on revenue-generating horsepower and fleet horsepower for the three months ended June 30, 2026 and 2025 was 90.0% and 91.9%, respectively. Average horsepower utilization based on revenue-generating horsepower and fleet horsepower for the six months ended June 30, 2026 and 2025 was 90.1% and 91.9%, respectively.
The 7.2% and 7.6% increases in average revenue per revenue-generating horsepower per month for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025, primarily was due to (i) a 4.8% increase in each period resulting from the addition of higher revenue per-revenue generating horsepower acquired in the J-W Power Acquisition and (ii) increases of 2.4% and 2.8%, respectively, attributable to higher market-based rates on newly deployed and redeployed compression units, and CPI-based and other market-based price increases on existing customer contracts that occur as market conditions permit.
The 55.3% increase in revenue-generating compression units and the 25.9% increase in revenue-generating horsepower at June 30, 2026 compared to June 30, 2025 primarily were due to the acquisition of approximately 2,070 revenue-generating compression units in the J-W Power Acquisition, with an additional increase due to the deployment of new and redeployment of previously idle compression units. These same factors were also primarily responsible for the 25.2% and 25.0% increases in average revenue-generating horsepower for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025.
The 28.3% increase in fleet horsepower and the 29.3% increase in total available horsepower for the three and six months ended June 30, 2026 compared to the three and six months June 30, 2025, primarily were due to the acquisition of approximately 1.0 million total horsepower in the J-W Power Acquisition.
The 18.7% and 18.1% decreases in average horsepower per revenue-generating compression unit for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, primarily were due to the inclusion of a higher proportion of mid-size horsepower compression units from the J-W Power Acquisition.
The decreases in horsepower utilization and horsepower utilization based on revenue-generating horsepower and fleet horsepower were due to the J-W Power Acquisition.

Financial Results of Operations
Three months ended June 30, 2026, compared to the three months ended June 30, 2025
The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2026	2025
Revenues:
Contract operations	$304,857	$227,277	34.1%
Parts and service	22,136	6,507	240.2%
Related party	15,153	16,341	(7.3)%
Total revenues	342,146	250,125	36.8%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	124,790	86,499	44.3%
Depreciation and amortization	89,071	70,841	25.7%
Selling, general, and administrative	28,895	12,896	124.1%
(Gain) loss on disposition of assets	(994)	39	*
Impairment of assets	—	3,242	*
Total costs and expenses	241,762	173,517	39.3%
Operating income	100,384	76,608	31.0%
Other income (expense):
Interest expense, net	(49,258)	(47,674)	3.3%
Other	6	16	(62.5)%
Total other expense	(49,252)	(47,658)	3.3%
Net income before income tax expense	51,132	28,950	76.6%
Income tax expense	5,480	391	1,301.5%
Net income	$45,652	$28,559	59.9%
*Not meaningful
Contract operations revenue. The $77.6 million increase in contract operations revenue for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily was due to a $69.5 million increase due to the J-W Power Acquisition with the remaining increase attributable to our operations outside of the J-W Power Acquisition, including (i) a 2.4% increase in average revenue per revenue-generating horsepower per month, which resulted from higher market-based rates on newly deployed and redeployed compression units and CPI-based and other market-based price increases on existing customer contracts that occur as market conditions permit and (ii) a 1.1% increase in average revenue-generating horsepower as a result of increased demand for our services, consistent with an overall increase in natural gas produced within the U.S.
Average revenue per revenue-generating horsepower per month associated with our compression services provided on a month-to-month basis did not differ significantly from the average revenue per revenue-generating horsepower per month associated with our compression services provided under contracts in their primary term during the period.
Parts and service revenue. The $15.6 million increase in parts and service revenue for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, was due to the additional revenue generated by the J-W Power Acquisition, including $11.1 million attributable to parts and service revenue earned on maintenance work performed on customer-owned equipment and $6.9 million attributable to manufacturing sales, offset by a decrease of $3.2 million in maintenance work generated by our operations outside of the J-W Power Acquisition, which is performed on units outside the scope of our core maintenance activities and in directly reimbursable freight and crane charges that are the financial responsibility of the customers. Demand for retail parts and services fluctuates from period to period based on varying customer needs.
Related-party revenue. Related-party revenue was earned through related-party transactions that occur in the ordinary course of business with various affiliated entities of Energy Transfer. Related-party revenue for the three months ended June 30, 2026 was generally consistent with the three months ended June 30, 2025.

Cost of operations, exclusive of depreciation and amortization. The $38.3 million increase in cost of operations, exclusive of depreciation and amortization, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily was due to (i) a $39.5 million increase attributable to the J-W Power Acquisition and (ii) a $4.0 million increase in direct labor costs due to increased operating headcount associated with increased average revenue-generating horsepower and higher employee costs, partially offset by (iii) a $2.5 million decrease in fluids expense, (iv) a $1.6 million decrease in part consumption, and (v) a $1.6 million decrease in retail parts and service expense that corresponds to a decrease in retail parts and service revenue attributable to our operations outside of the J-W Power Acquisition.
Depreciation and amortization expense. The $18.2 million increase in depreciation and amortization expense for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily was due to (i) a $16.0 million increase resulting from the J-W Power Acquisition, and (ii) overhauls and major improvements to compression units.
Selling, general, and administrative expense. The $16.0 million increase in selling, general, and administrative expense for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily was due to (i) a $8.5 million increase related to the J-W Power Acquisition, (ii) a $3.7 million increase in unit-based compensation, (iii) a $1.9 million increase in outside services and professional fees, (iv) a $0.8 million increase in administrative salaries and benefits, (v) a $0.8 million increase in transaction expenses related to the J-W Power Acquisition, and (vi) a $0.4 million increase in other indirect costs.
Impairment of assets. There was no impairment of assets for the three months ended June 30, 2026.
The $3.2 million impairment of assets for the three months ended June 30, 2025 primarily resulted from our evaluation of the future deployment of our idle fleet under current market conditions. The primary circumstances supporting this impairment were: (i) unmarketability of certain compression units into the foreseeable future, (ii) excessive maintenance costs associated with certain fleet assets, and (iii) prohibitive retrofitting costs that likely would prevent certain compression units from securing customer acceptance. These compression units were written down to their estimated salvage values, if any.
As a result of our evaluation during the three months ended June 30, 2025 we retired four compression units with approximately 5,900 of aggregate horsepower that were previously used to provide compression services in our business.
Interest expense, net. The $1.6 million increase in interest expense, net for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily was due to higher aggregate borrowings, partially offset by lower weighted-average interest rates under the Credit Agreement and our senior notes.
Income tax expense. The $5.1 million increase in income tax expense for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily was related to additional taxes attributable to the J-W Power Acquisition. For additional information on income tax expense, see Note 7 to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this report for additional information.

Six months ended June 30, 2026, compared to the six months ended June 30, 2025
The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2026	2025
Revenues:
Contract operations	$598,366	$452,252	32.3%
Parts and service	44,007	11,601	279.3%
Related party	31,048	31,506	(1.5)%
Total revenues	673,421	495,359	35.9%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	242,692	168,117	44.4%
Depreciation and amortization	176,217	141,234	24.8%
Selling, general, and administrative	64,252	31,758	102.3%
(Gain) loss on disposition of assets	(1,539)	1,364	*
Impairment of assets	4	6,887	*
Total costs and expenses	481,626	349,360	37.9%
Operating income	191,795	145,999	31.4%
Other income (expense):
Interest expense, net	(98,224)	(95,043)	3.3%
Loss on extinguishment of debt	(1)	—	*
Other	26	41	(36.6)%
Total other expense	(98,199)	(95,002)	3.4%
Net income before income tax expense	93,596	50,997	83.5%
Income tax expense	9,602	1,926	398.5%
Net income	$83,994	$49,071	71.2%
*Not meaningful
Contract operations revenue. The $146.1 million increase in contract operations revenue for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily was due to a $129.9 million increase due to the J-W Power Acquisition with the remaining increase attributable our operations outside of the J-W Power Acquisition, including (i) a 2.8% increase in average revenue per revenue-generating horsepower per month as a result of higher market-based rates on newly deployed and redeployed compression units and CPI-based and other market-based price increases on existing customer contracts that occur as market conditions permit and (ii) a 1.1% increase in average revenue-generating horsepower as a result of increased demand for our services, consistent with an overall increase in natural gas produced within the U.S.
Average revenue per revenue-generating horsepower per month associated with our compression services provided on a month-to-month basis did not differ significantly from the average revenue per revenue-generating horsepower per month associated with our compression services provided under contracts in their primary term during the period.
Parts and service revenue. The $32.4 million increase in parts and service revenue for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily was due to the additional revenue generated by the J-W Power Acquisition, including $22.7 million attributable to parts and service revenue earned on maintenance work performed on customer-owned equipment and $15.0 million attributable to manufacturing sales, partially offset by a decrease of $6.7 million in maintenance work attributable to our operations outside of the J-W Power Acquisition, which is performed on units outside the scope of our core maintenance activities and in directly reimbursable freight and crane charges that are the financial responsibility of the customers. Demand for retail parts and services fluctuates from period to period based on varying customer needs.
Related-party revenue. Related-party revenue was earned through related-party transactions that occur in the ordinary course of business with various affiliated entities of Energy Transfer. Related-party revenue for the six months ended June 30, 2026 was consistent with the six months ended June 30, 2025.

Cost of operations, exclusive of depreciation and amortization. The $74.6 million increase in cost of operations, exclusive of depreciation and amortization, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily was due to (i) an $80.5 million increase attributable to the J-W Power Acquisition and (ii) a $8.3 million increase in direct labor costs due to increased operating headcount associated with increased average revenue-generating horsepower and higher employee costs, partially offset by (iii) a $4.2 million decrease in fluids expense, (iv) a $4.0 million decrease in part consumption, (v) a $4.0 million decrease in retail parts and service expense that corresponds to a decrease in retail parts and service revenue attributable to our operations outside of the J-W Power Acquisition, and (vi) a $1.3 million decrease in outside maintenance expense for third party services.
Depreciation and amortization expense. The $35.0 million increase in depreciation and amortization expense for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily was due to (i) a $29.8 million increase resulting from the J-W Power Acquisition, and (ii) overhauls and major improvements to compression units.
Selling, general, and administrative expense. The $32.5 million increase in selling, general, and administrative expense for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily was due to (i) a $19.5 million increase related to the J-W Power Acquisition, (ii) a $4.5 million increase in transaction expenses related to the J-W Power Acquisition, (iii) a $3.9 million increase in outside services and professional fees, (iv) a $3.0 million increase in unit-based compensation, (v) a $1.0 million increase in administrative salaries and related benefits, and (vi) a $0.6 million increase in other indirect costs.
Impairment of assets. The $4.0 thousand and $6.9 million impairments of assets for the six months ended June 30, 2026 and 2025, respectively, primarily resulted from our evaluation of the future deployment of idle fleet under current market conditions. The primary circumstances supporting these impairments were: (i) unmarketability of certain compression units into the foreseeable future, (ii) excessive maintenance costs associated with certain fleet assets, and (iii) prohibitive retrofitting costs that likely would prevent certain compression units from securing customer acceptance. These compression units were written down to their estimated salvage values, if any.
As a result of our evaluations during the six months ended June 30, 2026 and 2025, we retired 1 and 21 compression units, respectively, with approximately 335 and 16,100 aggregate horsepower, respectively, that previously were used to provide compression services in our business.
Interest expense, net. The $3.2 million increase in interest expense, net for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily was due to higher aggregate borrowings, partially offset by lower weighted-average interest rates under the Credit Agreement and our senior notes.
Income tax expense. The $7.7 million increase in income tax expense for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily was related to additional taxes attributable to the J-W Power Acquisition. For additional information on income tax expense, see Note 7 to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this report for additional information.
Other Financial Data
The following table summarizes other financial data for the periods presented (dollars in thousands):

Other Financial Data (1):	Three Months Ended June 30,				Increase (Decrease)	Six Months Ended June 30,				Increase (Decrease)
	2026		2025			2026		2025
Gross margin	$128,285		$92,785		38.3%	$254,512		$186,008		36.8%
Adjusted gross margin	$217,356		$163,626		32.8%	$430,729		$327,242		31.6%
Adjusted gross margin percentage (2)	63.5%		65.4%		(1.9)%	64.0%		66.1%		(2.1)%
Adjusted EBITDA	$193,232		$149,482		29.3%	$381,819		$298,996		27.7%
Adjusted EBITDA percentage (2)	56.5%		59.8%		(3.3)%	56.7%		60.4%		(3.7)%
DCF	$125,345		$89,926		39.4%	$256,138		$178,621		43.4%
DCF Coverage Ratio	1.65	x	1.40	x	17.9%	1.68	x	1.42	x	18.3%
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

Gross margin. The $35.5 million increase in gross margin for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, was due to (i) a $92.0 million increase in revenues, partially offset by (ii) a $38.3 million increase in cost of operations, exclusive of depreciation and amortization, and (iii) an $18.2 million increase in depreciation and amortization.
The $68.5 million increase in gross margin for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was due to (i) a $178.1 million increase in revenues, partially offset by (ii) a $74.6 million increase in cost of operations, exclusive of depreciation and amortization, and (iii) a $35.0 million increase in depreciation and amortization.
Adjusted gross margin. The $53.7 million increase in Adjusted gross margin for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, was due to a $92.0 million increase in revenues offset by a $38.3 million increase in cost of operations, exclusive of depreciation and amortization.
The $103.5 million increase in Adjusted gross margin for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was due to a $178.1 million increase in revenues, partially offset by a $74.6 million increase in cost of operations, exclusive of depreciation and amortization.
Adjusted EBITDA. The $43.8 million increase in Adjusted EBITDA for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily was due to a $53.7 million increase in Adjusted gross margin, partially offset by a $10.8 million increase in selling, general, and administrative expenses, excluding unit-based compensation expense, transaction expenses, amortization of capitalized SaaS implementation costs, and severance charges and other employee costs.
The $82.8 million increase in Adjusted EBITDA for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily was due to a $103.5 million increase in Adjusted gross margin, partially offset by a $23.4 million increase in selling, general, and administrative expenses, excluding unit-based compensation expense, transaction expenses, amortization of capitalized SaaS implementation costs, and severance charges and other employee costs.
DCF. The $35.4 million increase in DCF for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily was due to (i) a $43.8 million increase in Adjusted EBITDA and (ii) a $2.0 million decrease in distributions on Preferred Units due to the conversion of the remaining Preferred Units into common units, partially offset by (iii) a $5.2 million increase in maintenance capital expenditures, (iv) a $3.1 million increase in cash income tax expense, and (v) a $2.0 million increase in cash interest expense, net.
The $77.5 million increase in DCF for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily was due to (i) an $82.8 million increase in Adjusted EBITDA and (ii) a $6.3 million decrease in distributions on Preferred Units due to the conversion of the remaining Preferred Units into common units, partially offset by (iii) a $3.6 million increase in maintenance capital expenditures, (iv) a $3.1 million increase in cash income tax expense, and (v) a $4.0 million increase in cash interest expense, net.
DCF Coverage Ratio. The increase in DCF Coverage Ratio for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, was due to the increase in DCF for the period offset by increased common unitholder distributions primarily due to (i) the conversion of the remaining Preferred Units into common units and (ii) the issuance of common units pursuant to the J-W Power Acquisition.
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
We classify capital expenditures as maintenance or expansion on an individual-asset basis. Over the long term, we expect that our maintenance capital expenditure requirements will continue to increase as the overall size and age of our fleet increases. Our aggregate maintenance capital expenditures for the six months ended June 30, 2026 and 2025, were $26.2 million and $22.6 million, respectively. We currently plan to spend between $60.0 million and $70.0 million in maintenance capital expenditures for the year 2026, including parts consumed from inventory.
Without giving effect to any equipment that we may acquire pursuant to any future acquisitions, we currently plan to spend between $230.0 million and $250.0 million in expansion capital expenditures for the year 2026. Our expansion capital expenditures for the six months ended June 30, 2026 and 2025, were $73.2 million and $40.3 million, respectively.
As of June 30, 2026, we had binding commitments to purchase $123.3 million of additional compression units and $134.0 million of major components for manufacturing compression units, in total $257.3 million, of which $122.6 million is expected to be settled within the next 12 months.
As of June 30, 2026, other commitments include operating and finance lease payments totaling $25.8 million, of which we expect to make payments of $6.3 million in the next twelve months.
During the six months ended June 30, 2026, the Partnership reclassified $62.7 million of heavy equipment inventory, such as engines, compressor frames, coolers, and cylinders, from inventory to fixed assets. The intended use of the assets changed from sale to third parties to internal use for fixed assets.
Cash Flows
The following table summarizes our sources and uses of cash for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$231,787	$178,895
Net cash used in investing activities	(502,869)	(40,395)
Net cash provided by (used in) financing activities	271,996	(138,512)
Net cash provided by operating activities. The $52.9 million increase in net cash provided by operating activities for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily was due to (i) a $66.7 million increase in net income excluding non-cash charges and (ii) a $19.9 million decrease in working capital, partially offset by (iii) a $28.2 million increase in inventory purchases and (iv) a $6.2 million increase in interest payments.
Net cash used in investing activities. The $462.5 million increase in net cash used in investing activities for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was primarily due to (i) $444.4 million in cash paid, net of cash acquired, in connection with the J-W Power Acquisition and (ii) a $20.1 million increase in capital expenditures for purchases of new compression units, overhauls and major improvements, and purchases of other equipment, partially offset by (iii) a $1.5 million increase in insurance recovery proceeds.
Net cash provided by (used in) financing activities. The $410.5 million increase in net cash provided by financing activities for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily was due to (i) a $417.6 million increase in net borrowings under the Credit Agreement, which was primarily used for the J-W Power

Acquisition, (ii) an $8.8 million decrease in Preferred Unit distributions, and (iii) a $3.2 million decrease in cash paid related to the net settlement of unit-based awards, partially offset by (iv) an $18.7 million increase in common unit distributions.
Revolving Credit Facility
As of June 30, 2026, we had outstanding borrowings under the Credit Agreement of $1.21 billion and, after accounting for outstanding letters of credit in the amount of $2.0 million, $536.9 million of remaining unused availability, all of which was available to be drawn, inclusive of restrictions related to compliance with applicable financial covenants. As of June 30, 2026, we were in compliance with all of our covenants under the Credit Agreement.
As of July 31, 2026, we had outstanding borrowings under the Credit Agreement of $1.19 billion and outstanding letters of credit of $2.0 million.
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
Senior Notes
As of June 30, 2026, we had $1.0 billion and $750.0 million aggregate principal amount outstanding on our Senior Notes 2029 and Senior Notes 2033, respectively.
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

DRIP
During the six months ended June 30, 2026, distributions of $97 thousand were reinvested under the DRIP resulting in the issuance of 3,694 common units. Such distributions are treated as non-cash transactions in the accompanying unaudited condensed consolidated statements of cash flows included under Part I, Item 1 “Financial Statements” of this report.
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
The following table reconciles Adjusted gross margin to gross margin, its most directly comparable GAAP financial measure, for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total revenues	$342,146	$250,125	$673,421	$495,359
Cost of operations, exclusive of depreciation and amortization	(124,790)	(86,499)	(242,692)	(168,117)
Depreciation and amortization	(89,071)	(70,841)	(176,217)	(141,234)
Gross margin	$128,285	$92,785	$254,512	$186,008
Depreciation and amortization	89,071	70,841	176,217	141,234
Adjusted gross margin	$217,356	$163,626	$430,729	$327,242
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
The following table reconciles Adjusted EBITDA to net income and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$45,652	$28,559	$83,994	$49,071
Interest expense, net	49,258	47,674	98,224	95,043
Depreciation and amortization	89,071	70,841	176,217	141,234
Income tax expense	5,480	391	9,602	1,926
EBITDA	$189,461	$147,465	$368,037	$287,274
Unit-based compensation expense (benefit) (1)	1,608	(1,736)	4,013	1,648
Transaction expenses (2)	1,032	—	4,809	—
Severance charges and other employee costs (3)	1,695	472	5,780	1,823
(Gain) loss on disposition of assets	(994)	39	(1,539)	1,364
Loss on extinguishment of debt	—	—	1	—
Amortization of capitalized SaaS implementation costs	430	—	714	—
Impairment of assets (4)	—	3,242	4	6,887
Adjusted EBITDA	$193,232	$149,482	$381,819	$298,996
Interest expense, net	(49,258)	(47,674)	(98,224)	(95,043)
Non-cash interest expense	1,843	2,231	3,672	4,472
Income tax expense	(5,480)	(391)	(9,602)	(1,926)
Non-cash income tax expense (benefit)	1,939	(39)	4,650	46
Transaction expenses	(1,032)	—	(4,809)	—
Severance charges and other employee costs	(1,695)	(472)	(5,780)	(1,823)
Other	—	—	398	—
Changes in operating assets and liabilities	6,135	21,107	(40,337)	(25,827)
Net cash provided by operating activities	$145,684	$124,244	$231,787	$178,895
(1)For the three and six months ended June 30, 2026, unit-based compensation expense included $0.1 million and $0.3 million, respectively, of cash payments related to quarterly payments of DERs on outstanding unit awards. For the three and six months ended June 30, 2025, unit-based compensation expense included $0.5 million and $1.2 million, respectively, of cash payments related to quarterly payments of DERs on outstanding unit awards. The three and six months ended June 30, 2025 also reflected a $2.1 million reversal of unit-based compensation expense resulting from the forfeiture of certain awards by certain former senior management.
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
For the three and six months ended June 30, 2026, severance charges and other employee costs included $1.0 million and $1.6 million related to retention payments, and $0.1 million and $0.3 million related to relocation payments, respectively.
For the three and six months ended June 30, 2025, severance charges and other employee costs included $0.0 million and $0.4 million related to retention payments, and $0.2 million and $0.3 million related to relocation payments, respectively.
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

The following table reconciles DCF to net income and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$45,652	$28,559	$83,994	$49,071
Non-cash interest expense	1,843	2,231	3,672	4,472
Depreciation and amortization	89,071	70,841	176,217	141,234
Non-cash income tax expense (benefit)	1,939	(39)	4,650	46
Unit-based compensation expense (benefit) (1)	1,608	(1,736)	4,013	1,648
Transaction expenses (2)	1,032	—	4,809	—
Severance charges and other employee costs (3)	1,695	472	5,780	1,823
Other (4)	—	—	—	1,000
(Gain) loss on disposition of assets	(994)	39	(1,539)	1,364
Loss on extinguishment of debt	—	—	1	—
Impairment of assets (5)	—	3,242	4	6,887
Distributions on Preferred Units	—	(1,950)	—	(6,338)
Amortization of capitalized SaaS implementation costs	430	—	714	—
Maintenance capital expenditures (6)	(16,931)	(11,733)	(26,177)	(22,586)
DCF	$125,345	$89,926	$256,138	$178,621
Maintenance capital expenditures	16,931	11,733	26,177	22,586
Transaction expenses	(1,032)	—	(4,809)	—
Severance charges and other employee costs	(1,695)	(472)	(5,780)	(1,823)
Distributions on Preferred Units	—	1,950	—	6,338
Other	—	—	398	(1,000)
Changes in operating assets and liabilities	6,135	21,107	(40,337)	(25,827)
Net cash provided by operating activities	$145,684	$124,244	$231,787	$178,895
(1)For the three and six months ended June 30, 2026, unit-based compensation expense included $0.1 million and $0.3 million, respectively, of cash payments related to quarterly payments of DERs on outstanding unit awards. For the three and six months ended June 30, 2025, unit-based compensation expense included $0.5 million and $1.2 million, respectively, of cash payments related to quarterly payments of DERs on outstanding unit awards. The three and six months ended June 30, 2025 also reflected a $2.1 million reversal of unit-based compensation expense resulting from the forfeiture of certain awards by certain former senior management.
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
For the three and six months ended June 30, 2026, severance charges and other employee costs included $1.0 million and $1.6 million related to retention payments, and $0.1 million and $0.3 million related to relocation payments, respectively.
For the three and six months ended June 30, 2025, severance charges and other employee costs included $0.0 million and $0.4 million related to retention payments, and $0.2 million and $0.3 million related to relocation payments, respectively.
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
The following table summarizes our DCF Coverage Ratio for the periods presented (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
DCF	$125,345		$89,926		$256,138		$178,621

Distributions for DCF Coverage Ratio (1)	$76,095		$64,409		$152,205		$126,140

DCF Coverage Ratio	1.65	x	1.40	x	1.68	x	1.42	x
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
One key assumption in these fair value calculations is management’s estimate of future cash flows and EBITDA. In accounting for a business combination, these estimates are generally based on the forecasts that were used to analyze the deal economics. For impairment testing, these estimates are based on the annual budget for the upcoming year and forecasted amounts for multiple subsequent years. The annual budget process is typically completed near the annual goodwill impairment testing date, and management uses the most recent information for the annual impairment tests. The forecast is also subjected to a comprehensive update annually in conjunction with the annual budget process and is revised periodically to reflect new information and/or revised expectations. The estimates of future cash flows and EBITDA are subjective in nature and are subject to impacts from the business risks described in “Item 1A. Risk Factors” in our 2025 Annual Report, as updated by Exhibit 99.1 to our current report on Form 8-K12B filed on July 6, 2026. Therefore, the actual results could differ significantly from the amounts used for business combination accounting and impairment testing, and significant changes in fair value estimates could occur in a given period. Such changes in fair value estimates could result in changes to the fair value estimates used in business combination accounting, which could significantly impact results of operations in a period subsequent to the business combination, depending on multiple factors, including the timing of such changes. In the case of impairment testing, such changes could result in additional impairments in future periods; therefore, the actual results could differ significantly from the amounts used for goodwill impairment testing, and significant changes in fair value estimates could occur in a given period, resulting in additional impairments.
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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to any natural gas or crude oil in connection with our rendered services, and accordingly, we do not bear direct exposure to fluctuating commodity prices. However, the demand for our compression services depends on the continued demand for, and production of, natural gas and crude oil. Sustained low natural gas or crude oil prices over the long term could result in a decline in the production of natural gas or crude oil, which could result in reduced demand for our compression services. We do not intend to hedge our indirect exposure to fluctuating commodity prices. A one percent decrease in average revenue-generating horsepower during the six months ended June 30, 2026 would result in an annual decrease of approximately $12.1 million and $7.8 million in our revenue and Adjusted gross margin, respectively. Adjusted gross margin is a non-GAAP financial measure. For a reconciliation of Adjusted gross margin to gross margin, its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” of this report.
Interest Rate Risk
We are exposed to market risk due to variable interest rates under the Credit Agreement.
As of June 30, 2026, we had $1.21 billion of variable-rate indebtedness outstanding at a weighted-average interest rate of 5.59%. Based on our June 30, 2026 variable-rate indebtedness outstanding, a one percent increase or decrease, respectively, in the effective interest rate would result in an annual increase or decrease, respectively, in our interest expense of approximately $12.1 million.
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

ITEM 4.    Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026, at the reasonable assurance level.
On January 12, 2026, we completed the J-W Power Acquisition. The scope of management’s assessment of the effectiveness of our disclosure controls and procedures as of June 30, 2026 did not include the disclosure controls and procedures, to the extent they are subsumed by internal control over financial reporting, of J-W Power and J-W Energy as permitted by SEC guidance that an assessment of internal control over financial reporting specific to a recently acquired business may be omitted from the scope of management’s assessment for one year from the date of acquisition. J-W Power and J-W Energy represented approximately 21% of our consolidated assets as of June 30, 2026 and approximately 26% and 25% of our consolidated revenue for the three and six months ended June 30, 2026, respectively.
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
ITEM 1A.    Risk Factors
Security holders and potential investors in our securities should carefully consider the risk factors set forth in Part I, Item 1A “Risk Factors” of our 2025 Annual Report, as updated by Exhibit 99.1 to our current report on Form 8-K12B filed on July 6, 2026, and in subsequent filings we make with the SEC. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.
ITEM 6.    Exhibits
The following documents are filed, furnished, or incorporated by reference as part of this report:

Exhibit Number	Description
2.1	Plan of Conversion of USA Compression Partners, LP (incorporated by reference to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K12B (File No. 001-35779) filed on July 6, 2026)
3.1	Certificate of Formation of USA Compression Partners, LP (incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K12B (File No. 001-35779) filed on July 6, 2026)
3.2
Agreement of Limited Partnership of USA Compression Partners, LP (incorporated by reference to Exhibit 3.2 to the Partnership’s Current Report on Form 8-K12B (File No. 001-35779) filed on July 6, 2026)

10.1*†	USA Compression GP, LLC Second Amended and Restated Outside Director Compensation Policy
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*
The following materials from USA Compression Partners, LP’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) our unaudited condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, (ii) our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025, (iii) our unaudited condensed consolidated statements of changes in partners’ capital (deficit) for the six months ended June 30, 2026 and 2025, (iv) our unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025, and (v) the related notes to our unaudited condensed consolidated financial statements.

104*	The cover page from this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, formatted in Inline XBRL (included with Exhibit 101.1)
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

USA COMPRESSION PARTNERS, LP

		By:	USA Compression GP, LLC its General Partner

Date:	August 6, 2026	By:	/s/ Christopher M. Paulsen
Christopher M. Paulsen
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

		By:	/s/ Julie A. McEwen
Julie A. McEwen
Vice President and Controller (Principal Accounting Officer)