Form 10-Q
period 2026-09-30
USA Compression Partners, LP
filed 2026-11-04
CIK 1522727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 001-35779
USA Compression Partners, LP
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	75-2771546 (I.R.S. Employer Identification No.)

8117 Preston Road, Suite 300 Dallas, Texas (Address of principal executive offices)	75225 (Zip Code)
(214) 545-0440
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common units representing limited partner interests	USAC	Texas Stock Exchange
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of October 30, 2026, there were 144,945,099 common units outstanding.

i

GLOSSARY
The abbreviations, acronyms and industry terminology used in this Quarterly Report on Form 10-Q are defined as follows:

Credit Agreement	Eighth Amended and Restated Credit Agreement, dated as of August 27, 2025, by and among USA Compression Partners, LP, as the borrower, the guarantors party thereto from time to time, the lenders party thereto from time to time, as may be amended from time to time, and any predecessor thereto if the context so dictates
CPI	Consumer Price Index for All Urban Consumers
DERs	distribution equivalent rights
DRIP	distribution reinvestment plan
Energy Transfer	Energy Transfer LP
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	generally accepted accounting principles of the United States of America
Partnership Agreement	Agreement of Limited Partnership of USA Compression Partners, LP, as may be amended from time to time, and any predecessor thereto if the context so dictates
Preferred Units	Series A Preferred Units representing limited partner interests in USA Compression Partners, LP
SEC	United States Securities and Exchange Commission
Senior Notes 2029	$1.0 billion aggregate principal amount of senior notes due on March 15, 2029
Senior Notes 2033	$750.0 million aggregate principal amount of senior notes due on October 1, 2033
Senior Notes 2035	$600.0 million aggregate principal amount of senior notes due on April 1, 2035
SOFR	Secured Overnight Financing Rate
U.S.	United States of America
ii

PART I.  FINANCIAL INFORMATION
ITEM 1.    Financial Statements
USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except unit amounts)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$12,104	$8,564
Accounts receivable, net of allowances for credit losses of $2,518 and $1,475, respectively	142,664	80,823
Related-party receivables	15,249	1,653
Inventories	156,819	134,488
Prepaid expenses and other assets	14,047	11,047
Total current assets	340,883	236,575
Property and equipment, net	3,053,973	2,162,624
Lease right-of-use assets	17,511	13,716
Identifiable intangible assets, net	168,933	186,893
Other assets	18,831	20,123
Goodwill	117,392	—
Total assets	$3,717,523	$2,619,931
Liabilities and Partners’ Capital (Deficit)
Current liabilities:
Accounts payable	$43,133	$20,122
Related-party payables	12,650	7,997
Accrued liabilities	103,794	93,785
Deferred revenue	74,081	65,013
Total current liabilities	233,658	186,917
Long-term debt, net	3,009,153	2,523,970
Operating lease liabilities	14,456	10,704
Deferred income taxes	197,797	5,242
Other liabilities	3,955	5,600
Total liabilities	3,459,019	2,732,433
Commitments and contingencies
Partners’ capital (deficit):
Common units, 144,945,099 and 126,795,135 units issued and outstanding, respectively	258,504	(112,502)
Total liabilities and partners’ capital (deficit)	$3,717,523	$2,619,931
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Contract operations	$308,416	$227,990	$906,782	$680,242
Parts and service	22,249	5,370	66,256	16,971
Related party	26,526	16,896	57,574	48,402
Total revenues	357,191	250,256	1,030,612	745,615
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	135,037	76,951	377,729	245,068
Depreciation and amortization	89,051	71,222	265,268	212,456
Selling, general, and administrative	30,952	16,694	95,204	48,452
(Gain) loss on disposition of assets	(22)	830	(1,561)	2,194
Impairment of assets	—	622	4	7,509
Total costs and expenses	255,018	166,319	736,644	515,679
Operating income	102,173	83,937	293,968	229,936
Other income (expense):
Interest expense, net	(49,166)	(47,066)	(147,390)	(142,109)
Loss on extinguishment of debt	—	—	(1)	—
Other	1	24	27	65
Total other expense	(49,165)	(47,042)	(147,364)	(142,044)
Net income before income tax expense	53,008	36,895	146,604	87,892
Income tax expense	5,659	2,407	15,261	4,333
Net income	47,349	34,488	131,343	83,559
Less: distributions on Preferred Units	—	(1,950)	—	(8,288)
Net income attributable to common unitholders’ interests	$47,349	$32,538	$131,343	$75,271

Weighted average common units outstanding – basic	144,952	122,678	144,233	119,742

Weighted average common units outstanding – diluted	145,453	123,086	144,743	120,292

Basic net income per common unit	$0.33	$0.27	$0.91	$0.63

Diluted net income per common unit	$0.33	$0.26	$0.91	$0.63

Distributions declared per common unit for respective periods	$0.525	$0.525	$1.575	$1.575
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Changes in Partners’ Capital (Deficit)
(in thousands, except per unit amounts)

Common units
Partners’ deficit ending balance, December 31, 2025	$(112,502)
Unit-based compensation for equity-classified awards	1,148
Distributions and DERs, $0.525 per unit	(66,934)
Issuance of common units under the DRIP	48
Common units issued for J-W Power Acquisition	456,564
Net income attributable to common unitholders’ interests	38,342
Partners’ capital ending balance, March 31, 2026	316,666
Distributions and DERs, $0.525 per unit	(76,481)
Issuance of common units under the DRIP	49
Unit-based compensation for equity-classified awards	1,181
Net income attributable to common unitholders’ interests	45,652
Partners’ capital ending balance, June 30, 2026	287,067
Distributions and DERs, $0.525 per unit	(76,477)
Issuance of common units under the DRIP	46
Unit-based compensation for equity-classified awards	1,243
J-W Power Acquisition post-closing price adjustment	(724)
Net income attributable to common unitholders’ interests	47,349
Partners’ capital ending balance, September 30, 2026	$258,504

Common units
Partners’ deficit ending balance, December 31, 2024	$(141,051)
Vesting of phantom units	5,251
Distributions and DERs, $0.525 per unit	(61,737)
Issuance of common units under the DRIP	62
Unit-based compensation for equity-classified awards	640
Net income attributable to common unitholders’ interests	16,124
Partners’ deficit ending balance, March 31, 2025	(180,711)
Vesting of phantom units	986
Distributions and DERs, $0.525 per unit	(61,765)
Issuance of common units under the DRIP	58
Unit-based compensation for equity-classified awards	437
Exercise and conversion of Preferred Units into common units	92,971
Net income attributable to common unitholders’ interests	26,609
Partners’ deficit ending balance, June 30, 2025	(121,415)
Vesting of phantom units	2,529
Distributions and DERs, $0.525 per unit	(64,443)
Issuance of common units under the DRIP	36
Unit-based compensation for equity-classified awards	541
Net income attributable to common unitholders’ interests	32,538
Partners’ deficit ending balance, September 30, 2025	$(150,214)
See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$131,343	$83,559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	265,268	212,456
Provision for expected credit losses	398	—
Amortization of debt issuance costs	5,554	6,605
Amortization of capitalized SaaS implementation costs	1,143	—
Unit-based compensation expense	5,562	2,815
Deferred income tax expense	5,959	30
(Gain) loss on disposition of assets	(1,561)	2,194
Loss on extinguishment of debt	1	—
Impairment of assets	4	7,509
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable and related-party receivables, net	(33,304)	(14,751)
Inventories	(40,868)	(35,384)
Prepaid expenses and other current assets	133	1,674
Other assets	2,303	(2,581)
Accounts payable and related-party payables	13,313	4,474
Accrued liabilities and deferred revenue	(5,930)	(13,416)
Other liabilities	191	(410)
Net cash provided by operating activities	349,509	254,774
Cash flows from investing activities:
Cash paid for the J-W Power Acquisition, net of cash acquired	(444,615)	—
Capital expenditures, net	(165,116)	(65,528)
Proceeds from disposition of property and equipment	744	1,684
Proceeds from insurance recovery	1,577	68
Net cash used in investing activities	(607,410)	(63,776)
Cash flows from financing activities:
Proceeds from issuance of senior notes	600,000	750,000
Proceeds from revolving credit facility	1,413,890	776,980
Repayments of revolving credit facility	(1,524,427)	(1,494,338)
Cash paid related to net settlement of unit-based awards	—	(5,852)
Cash distributions on common units	(219,749)	(189,418)
Cash distributions on Preferred Units	—	(10,724)
Deferred financing costs	(8,007)	(17,381)
Other	(266)	(279)
Net cash provided by (used in) financing activities	261,441	(191,012)
Increase (decrease) in cash and cash equivalents	3,540	(14)
Cash and cash equivalents, beginning of period	8,564	14
Cash and cash equivalents, end of period	$12,104	$—

See accompanying notes to unaudited condensed consolidated financial statements.

USA COMPRESSION PARTNERS, LP
Unaudited Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Supplemental cash flow information:
Cash paid for interest, net of capitalized amounts	$149,548	$162,051
Cash paid for income taxes	6,458	1,700
Supplemental non-cash transactions:
Non-cash distributions to certain common unitholders (DRIP)	$143	$156
Transfers from inventories to property and equipment, net	34,930	30,556
Reclassification of serialized inventory to fixed assets	62,722	—
Changes in capital expenditures included in accounts payable and accrued liabilities	3,876	11,765
Lease assets obtained in exchange for lease obligations	—	3,730
Changes in financing costs included in accounts payable and accrued liabilities	(221)	427
Common units issued in connection with the J-W Power Acquisition	455,840	—
Exercise and conversion of Preferred Units into common units	—	92,971
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
Acquisition of J-W Power Company
On January 12, 2026 (the “J-W Acquisition Date”), the Partnership and USA Compression Partners, LLC, a wholly owned subsidiary of the Partnership, completed the acquisition of J-W Energy Company (“J-W Energy”) and its subsidiary, J-W Power Company (“J-W Power”), pursuant to which USA Compression Partners, LLC purchased all of the issued and outstanding capital stock of J-W Energy from Westerman, Ltd. (the “J-W Power Acquisition”). The J-W Power Acquisition had an initial purchase price of $860.0 million, which after accounting for our common unit price and certain purchase price adjustments, resulted in an aggregate payment of approximately $911.6 million, consisting of (i) approximately $455.0 million in cash and (ii) 18,175,323 common units of the Partnership, which had a fair value on the J-W Acquisition Date of approximately $456.6 million, with the aggregate payment subject to customary post-closing price adjustments. Upon consummation of the J-W Power Acquisition, J-W Power and J-W Energy became consolidated subsidiaries of the Partnership.
In July 2026, certain of these customary post-closing price adjustments were made in connection with the J-W Power Acquisition, resulting in an aggregate $0.5 million purchase price reduction primarily related to the reduction in equity consideration. The purchase price reduction was fully allocated to inventory and goodwill.
The J-W Power Acquisition added approximately 0.8 million active horsepower and 1.0 million total horsepower to our fleet across key regions including the Northeast, Mid-Con, Rockies, Gulf Coast, Bakken and Permian Basin. Through the J-W Power Acquisition, we also acquired specialized manufacturing facilities that support certain of our internal compression requirements and those of third‑party customers.
The J-W Power Acquisition was recorded using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their estimated fair values on the date of acquisition with any excess purchase price over the fair value of net assets acquired recorded to goodwill. Determining the fair value of acquired assets required management’s judgment and the utilization of a third-party valuation specialist and involved the use of significant estimates and assumptions. Pursuant to the acquisition method of accounting, the results of operations of J-W Power and J-W Energy prior to the J-W Acquisition Date are not included in the accompanying unaudited condensed consolidated financial statements. As of the date these consolidated financial statements were issued, the purchase price allocation is substantially complete; however, certain additional post-closing price adjustments may be made for up to one year following the J-W Acquisition Date.

The following table summarizes the allocation of the purchase price among assets acquired and liabilities assumed (in thousands):

At January 12, 2026
Total current assets	$135,965
Property and equipment, net	868,672
Lease right-of-use assets, net	4,589
Intangible assets, net (1)	5,400
Other long-term assets, net	1,296
Goodwill (2)	117,392
Total assets	1,133,314

Total current liabilities	32,652
Non-current operating lease liabilities	2,966
Deferred income taxes	186,595
Total liabilities	222,213

Total consideration	$911,101
Cash acquired	10,646
Total consideration, net of cash acquired	$900,455
(1)Intangible assets, net consists of $5.4 million of trade names with a remaining useful life of approximately 3 years.
(2)Goodwill recorded is primarily related to the recognition of deferred tax liabilities arising from acquisition date fair value adjustments with the remainder related to expected commercial and operational synergies. None of the goodwill recorded as a result of this transaction is deductible for tax purposes.
Pro Forma Results of Operations
The following unaudited pro forma consolidated results of operations for the three and nine months ended September 30, 2026 and 2025 are presented as if the J-W Power Acquisition had been completed on January 1, 2025 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$357,191	$358,347	$1,040,893	$1,022,813
Net income	48,034	60,690	141,383	144,519
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
J-W Power and J-W Energy’s revenue and net income since the J-W Acquisition Date to September 30, 2026 included in our consolidated statement of operations were $262.2 million and $37.4 million, respectively.

Expenses related to the J-W Power Acquisition
As a result of the J-W Power Acquisition, we recognized $5.6 million of transaction-related costs in selling, general and administrative expenses during the nine months ended September 30, 2026.
(2)    Basis of Presentation and Significant Accounting Policies
Basis of Presentation
Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and pursuant to SEC rules and regulations.
In the opinion of our management, financial information presented herein reflects all normal recurring adjustments necessary for the fair presentation of these interim unaudited condensed consolidated financial statements in accordance with GAAP. Operating results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with SEC rules and regulations. Therefore, these interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2025, filed on February 17, 2026.
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
Capitalized interest is calculated by multiplying our monthly effective interest rate on outstanding variable-rate indebtedness by the amount of qualifying costs, which include upfront payments to acquire certain compression units. Capitalized interest was $20 thousand and $61 thousand for the three and nine months ended September 30, 2026, respectively, and $0 and $47 thousand for the three and nine months ended September 30, 2025, respectively.
Impairment of Long-Lived Assets
The carrying value of long-lived assets that are not expected to be recovered from future cash flows is written down to estimated fair value. We test long-lived assets for impairment when events or circumstances indicate that a long-lived asset’s carrying value may not be recoverable or will no longer be utilized within the operating fleet. The most common circumstance requiring compression units to be evaluated for impairment involves idle units that do not meet the desired performance characteristics of our revenue-generating horsepower.
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
Refer to Note 5 for more detailed information about impairment charges during the three and nine months ended September 30, 2026 and 2025.
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
As of September 30, 2026 and December 31, 2025, our financial instruments primarily consisted of cash and cash equivalents, trade accounts receivable, trade accounts payable, and long-term debt. The book values of cash and cash equivalents, trade accounts receivable, and trade accounts payable are representative of fair value due to their short-term maturities. Our revolving credit facility applies floating interest rates to amounts drawn under the facility; therefore, the carrying amount of our revolving credit facility approximates its fair value.

The fair values of our Senior Notes 2029, Senior Notes 2033, and Senior Notes 2035 were estimated using quoted prices in inactive markets and are considered Level 2 measurements. The following table summarizes the aggregate principal amount and fair value of our Senior Notes 2029, Senior Notes 2033, and Senior Notes 2035 (in thousands):

	September 30, 2026	December 31, 2025
Senior Notes 2029, aggregate principal	$1,000,000	$1,000,000
Fair value of Senior Notes 2029	1,007,500	1,033,800
Senior Notes 2033, aggregate principal	750,000	750,000
Fair value of Senior Notes 2033	713,475	757,500
Senior Notes 2035, aggregate principal	600,000	—
Fair value of Senior Notes 2035	582,780	—
Operating Segment
We operate in a single business segment, the compression services business. Refer to Note 14 for more detailed information about our compression services segment.
(3)    Trade Accounts Receivable
The allowance for credit losses, which was $2.5 million and $1.5 million as of September 30, 2026 and December 31, 2025, respectively, represents our best estimate of the amount of expected credit losses included within our existing accounts receivable balance.
(4)    Inventories
Components of inventories consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Spare parts (1)	$105,227	$134,488
Raw materials	13,142	—
Work in process	24,261	—
Finished goods	14,189	—
Total inventories	$156,819	$134,488
(1)As of January 1, 2026, we reclassified $62.7 million of serialized inventory to fixed assets. The intended use of these assets changed from sale to third party to internal use for fixed assets.

(5)    Property and Equipment and Identifiable Intangible Assets
Property and Equipment
Property and equipment consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Compression and treating equipment (1)	$5,282,859	$4,243,709
Automobiles and vehicles	99,972	62,461
Computer and other equipment	55,961	41,045
Leasehold improvements	17,710	11,004
Buildings	24,173	3,935
Furniture and fixtures	5,276	1,231
Land	1,607	77
Total property and equipment, gross	5,487,558	4,363,462
Less: accumulated depreciation and amortization	(2,433,585)	(2,200,838)
Total property and equipment, net	$3,053,973	$2,162,624
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
Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Compression and treating equipment, acquired new	25 years
Compression and treating equipment, acquired used	5 - 25 years
Furniture and fixtures	3 - 10 years
Vehicles and computer equipment	1 - 10 years
Buildings	5 - 20 years
Leasehold improvements	5 - 7 years
Depreciation expense on property and equipment and (gain) loss on disposition of assets were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation expense	$81,563	$63,877	$241,867	$190,421
(Gain) loss on disposition of assets	(22)	830	(1,561)	2,194
On a quarterly basis, we evaluate the future deployment of our idle fleet assets under current market conditions.
For the three months ended September 30, 2026, we had no impairment of compression equipment. For the nine months ended September 30, 2026, we retired one compression unit representing approximately 335 of horsepower that previously was used to provide compression services in our business. As a result, we recorded an impairment of compression equipment of $4 thousand for the nine months ended September 30, 2026.
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

Identifiable Intangible Assets
Identifiable intangible assets, net consisted of the following (in thousands):

	Customer Relationships	Trade Names	Total
Net balance as of December 31, 2025	$172,430	$14,463	$186,893
J-W Power Acquisition	—	5,400	5,400
Amortization expense	(19,608)	(3,752)	(23,360)
Net balance as of September 30, 2026	$152,822	$16,111	$168,933
Accumulated amortization of intangible assets was $387.1 million and $363.8 million as of September 30, 2026 and December 31, 2025, respectively.
(6)    Accrued Liabilities
Components of accrued liabilities included the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued interest expense	$29,607	$36,952
Accrued unit-based compensation liability	6,820	4,094
Accrued capital expenditures	2,760	5,428
Accrued payroll and benefits	23,144	20,832
(7)    Income Tax Expense
The Partnership is generally not subject to federal and most state and local income taxes. During the first quarter of 2026, the Partnership acquired the stock of J-W Power, a corporate entity that is subject to federal, state, and local income taxes. The acquired assets and liabilities of J-W Power included net deferred tax liabilities of approximately $186.6 million. The increase in income tax expense in the three and nine months ended September 30, 2026 versus the three and nine months ended September 30, 2025 is primarily attributable to the earnings of J-W Power which are subject to corporate taxes.
(8)    Debt Obligations
Our debt obligations, of which there is no current portion, consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Senior Notes 2029, aggregate principal	$1,000,000	$1,000,000
Senior Notes 2033, aggregate principal	750,000	750,000
Senior Notes 2035, aggregate principal	600,000	—
Less: deferred financing costs, net of amortization	(25,310)	(21,030)
Total senior notes, net	2,324,690	1,728,970
Revolving credit facility	684,463	795,000
Total long-term debt, net	$3,009,153	$2,523,970
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
If a default exists under the Credit Agreement, the lenders will be able to accelerate the maturity on the amount then outstanding and exercise other rights and remedies. For purposes of the above covenants, EBITDA is calculated as set forth in the Credit Agreement. As of September 30, 2026, we were in compliance with all of our covenants under the Credit Agreement.
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
As of September 30, 2026, we had outstanding borrowings under the Credit Agreement of $684.5 million and, after accounting for outstanding letters of credit in the amount of $2.0 million, $1.06 billion of remaining unused availability, all of which was available to be drawn, inclusive of restrictions related to compliance with applicable financial covenants. Our weighted-average interest rate in effect for all borrowings under the Credit Agreement for the nine months ended September 30, 2026, was 5.68%, and our weighted-average interest rate under the Credit Agreement as of September 30, 2026, was 5.64%.
Senior Notes 2035
On September 18, 2026, the Partnership and Finance Corp co-issued the Senior Notes 2035, a $600 million aggregate principal amount of senior notes that will mature on April 1, 2035. The Senior Notes 2035 accrue interest at the rate of 6.750% per year. Interest on the Senior Notes 2035 is payable semi-annually in arrears on each of April 1 and October 1, commencing on April 1, 2027.
At any time prior to October 1, 2029, we may redeem up to 40% of the aggregate principal amount of the Senior Notes 2035 at a redemption price equal to 106.750% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, in an amount not greater than the net cash proceeds from one or more equity offerings, provided that at least 60% of the aggregate principal amount of the Senior Notes 2035 remain outstanding immediately after the occurrence of such redemption (excluding Senior Notes 2035 held by us and our subsidiaries) and the redemption occurs within 180 days of the date of the closing of such equity offering. Prior to October 1, 2029, we may also redeem all or a part of the Senior Notes 2035 at a redemption price equal to the sum of (i) the principal amount thereof, plus (ii) a make-whole premium at the redemption date and accrued and unpaid interest, if any, to the redemption date.
On or after October 1, 2029, we may redeem all or a part of the Senior Notes 2035 at redemption prices (expressed as percentages of the principal amount) set forth below, plus accrued and unpaid interest, if any, to the applicable redemption date, if redeemed during the twelve-month period beginning on October 1 of the years indicated below:

Year	Percentages
2029	103.375%
2030	101.688%
2031 and thereafter	100.000%
If we experience a change of control followed by a ratings decline, which ratings decline is caused by the applicable change of control event, unless we have previously exercised, or concurrently exercise, our right to redeem the Senior Notes 2035 (as described above), we may be required to offer to repurchase the Senior Notes 2035 at a purchase price equal to 101% of the principal amount repurchased, plus accrued and unpaid interest, if any, to the repurchase date.
In connection with issuing the Senior Notes 2035, we incurred certain issuance costs in the amount of $7.6 million, which are amortized over the expected term of the Senior Notes 2035.
The indenture governing the Senior Notes 2035 (the “2035 Indenture”) contains certain financial covenants that we must comply with in order to make certain restricted payments as described in the 2035 Indenture. As of September 30, 2026, we were in compliance with such financial covenants under the 2035 Indenture.
The Senior Notes 2035 are fully and unconditionally guaranteed (the “2035 Guarantees”), jointly and severally, on a senior unsecured basis by all of our existing subsidiaries (other than Finance Corp), and will be fully and unconditionally guaranteed, jointly and severally, by each of our future restricted subsidiaries that either borrows under, or guarantees, the Credit Agreement or borrows under any other credit facility or guarantees certain of our indebtedness (collectively, the “Guarantors”). The Senior Notes 2035 and the 2035 Guarantees are general unsecured obligations and rank equally in right of payment with all of the Guarantors’, Finance Corp’s, and our existing and future senior indebtedness and senior to the Guarantors’, Finance Corp’s, and our future subordinated indebtedness, if any. The Senior Notes 2035 and the 2035 Guarantees effectively are subordinated in right of payment to all of the Guarantors’, Finance Corp’s, and our existing and future secured debt, including debt under the Credit Agreement and guarantees thereof, to the extent of the value of the assets securing such debt, and are structurally subordinate to all indebtedness of any of our subsidiaries that do not guarantee the Senior Notes 2035.
Senior Notes 2033
On September 24, 2025, the Partnership and Finance Corp co-issued the Senior Notes 2033, a $750 million aggregate principal amount of senior notes that will mature on October 1, 2033. The Senior Notes 2033 accrue interest at the rate of 6.250% per year. Interest on the Senior Notes 2033 is payable semi-annually in arrears on each of April 1 and October 1, commencing on April 1, 2026.

The indenture governing the Senior Notes 2033 (the “2033 Indenture”) contains certain financial covenants that we must comply with in order to make certain restricted payments as described in the 2033 Indenture. As of September 30, 2026, we were in compliance with such financial covenants under the 2033 Indenture.
The Senior Notes 2033 are fully and unconditionally guaranteed (the “2033 Guarantees”), jointly and severally, on a senior unsecured basis by the Guarantors. The Senior Notes 2033 and the 2033 Guarantees are general unsecured obligations and rank equally in right of payment with all of the Guarantors’, Finance Corp’s, and our existing and future senior indebtedness and senior to the Guarantors’, Finance Corp’s, and our future subordinated indebtedness, if any. The Senior Notes 2033 and the 2033 Guarantees effectively are subordinated in right of payment to all of the Guarantors’, Finance Corp’s, and our existing and future secured debt, including debt under the Credit Agreement and guarantees thereof, to the extent of the value of the assets securing such debt, and are structurally subordinate to all indebtedness of any of our subsidiaries that do not guarantee the Senior Notes 2033.
Senior Notes 2029
On March 18, 2024, the Partnership and Finance Corp co-issued the Senior Notes 2029, a $1.0 billion aggregate principal amount of senior notes that will mature on March 15, 2029. The Senior Notes 2029 accrue interest at the rate of 7.125% per year. Interest on the Senior Notes 2029 is payable semi-annually in arrears on each of March 15 and September 15.
The indenture governing the Senior Notes 2029 (the “2029 Indenture”) contains certain financial covenants that we must comply with in order to make certain restricted payments as described in the 2029 Indenture. As of September 30, 2026, we were in compliance with such financial covenants under the 2029 Indenture.
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

(10)    Partners’ Capital (Deficit)
Common Units
The changes in common units outstanding were as follows:

Common Units Outstanding
Number of common units outstanding, December 31, 2025	126,795,135
Common units issued for J-W Power Acquisition	18,175,323
J-W Power Acquisition post-closing price adjustment	(30,807)
Issuance of common units under the DRIP	5,448
Number of common units outstanding, September 30, 2026	144,945,099
As of September 30, 2026, Energy Transfer held 46,056,228 common units, including 8,000,000 common units held by the General Partner and controlled by Energy Transfer.
Cash Distributions
We have declared and paid per-unit quarterly distributions to our limited partner unitholders of record, including DER payments to holders of our phantom and restricted units, as follows (dollars in millions, except distribution per unit):

Payment Date	Distribution per Limited Partner Unit	Amount Paid to Common Unitholders	Amount Paid to Phantom and Restricted Unitholders	Total Distribution
February 7, 2025	$0.525	$61.7	$0.7	$62.4
May 9, 2025	0.525	61.7	0.6	62.3
August 8, 2025	0.525	64.4	0.4	64.8
November 7, 2025	0.525	64.4	0.4	64.8
Total 2025 distributions	$2.100	$252.2	$2.1	$254.3

February 6, 2026	$0.525	$66.6	$0.5	$67.1
May 8, 2026	0.525	76.1	0.5	76.6
August 7, 2026	0.525	76.1	0.5	76.6
Total 2026 distributions	$1.575	$218.8	$1.5	$220.3
Announced Quarterly Distribution
On October 15, 2026, we announced a cash distribution of $0.525 per unit on our common units. The distribution will be paid on November 6, 2026, to common unitholders of record as of the close of business on October 26, 2026.
DRIP
During the nine months ended September 30, 2026, distributions of $143 thousand were reinvested under the DRIP resulting in the issuance of 5,448 common units.
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
For the three and nine months ended September 30, 2026, approximately 501,000 and 510,000 incremental unvested phantom and restricted units, respectively, represent the difference between our basic and diluted weighted-average common units outstanding.
For the three and nine months ended September 30, 2025, approximately 408,000 and 550,000 incremental unvested phantom and restricted units, respectively, represent the difference between our basic and diluted weighted-average common units outstanding.
(11)    Revenue Recognition
Disaggregation of Revenue
The following table disaggregates our revenue by type of service (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Contract operations revenue	$325,856	$242,743	$954,641	$724,565
Retail parts and services revenue	31,335	7,513	75,971	21,050
Total revenues	$357,191	$250,256	$1,030,612	$745,615
The following table disaggregates our revenue by timing of provision of services or transfer of goods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Services provided over time:
Primary term	$242,279	$192,349	$711,437	$588,877
Month-to-month	83,577	50,394	243,204	135,688
Total services provided over time	325,856	242,743	954,641	724,565
Services provided or goods transferred at a point in time	31,335	7,513	75,971	21,050
Total revenues	$357,191	$250,256	$1,030,612	$745,615
Contract Balances with Customers
The balances of the Partnership’s accounts receivable from contracts with customers and contract liabilities at January 1, 2025 were $83.1 million, net of allowances for credit losses, and $70.5 million, respectively.
The balances of the Partnership’s accounts receivable from contracts with customers and contract liabilities at September 30, 2025 were $92.9 million, net of allowances for credit losses, and $69.7 million, respectively.
Deferred Revenue
We record deferred revenue when cash payments are received or due in advance of our performance. Components of deferred revenue were as follows (in thousands):

	Balance sheet location	September 30, 2026	December 31, 2025
Current (1)	Deferred revenue	$74,081	$65,013
Noncurrent	Other liabilities	3,093	4,486
Total		$77,174	$69,499
(1)We recognized $0.7 million and $64.1 million of revenue during the three and nine months ended September 30, 2026, respectively, related to our deferred revenue balance as of December 31, 2025.

Performance Obligations
As of September 30, 2026, the aggregate amount of transaction price allocated to unsatisfied performance obligations related to our contract operations revenue was $1.30 billion. We expect to recognize these remaining performance obligations as follows (in thousands):

	2026 (remainder)	2027	2028	2029	Thereafter	Total
Remaining performance obligations	$215,262	$600,677	$299,814	$110,920	$72,296	$1,298,969
(12)    Related Party Transactions
We provide natural gas compression and treating services, as well as manufactured compression units, to entities affiliated with Energy Transfer, which as of September 30, 2026, owned approximately 32% of our common units and 100% of the General Partner.
Under our Partnership Agreement, our General Partner does not receive a management fee or other compensation for its role as our general partner. However, our General Partner is reimbursed for expenses incurred on our behalf. These expenses include costs allocable to us under the shared services model with Energy Transfer, as well as all other expenses necessary or appropriate to the conduct of our business that are allocable to us, as provided for in our Partnership Agreement. There is no cap on the amount that may be paid or reimbursed to our General Partner. Related-party expenses also include fuel purchased from an entity affiliated with Energy Transfer.
Related party transactions from those entities affiliated with Energy Transfer on our unaudited condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Related-party revenues	$26,526	$16,896	$57,574	$48,402
Related-party expenses	2,125	717	5,446	1,723
Losses on disposition of assets	—	—	—	621
Balances with related parties from those entities affiliated with Energy Transfer on our unaudited condensed consolidated balance sheets were as follows (in thousands):

	September 30, 2026	December 31, 2025
Related-party receivables	$15,249	$1,653
Related-party payables	12,650	7,997
For the three and nine months ended September 30, 2026, we recognized capitalized expenditures of $43.6 million and $64.3 million, respectively, to property and equipment, net. For the nine months ended September 30, 2026, we recognized capitalized expense reimbursement of $0.2 million to other assets related to SaaS arrangement ERP implementation costs.
For the three and nine months ended September 30, 2025, we recognized capitalized expense reimbursement of $0.4 million and $0.8 million, respectively, to other assets related to SaaS arrangement ERP implementation costs.
We have binding commitments under purchase orders for new compression units ordered but not received with an entity affiliated with Energy Transfer. The commitments as of September 30, 2026, were $198.6 million.
(13)    Commitments and Contingencies
(a)Major Customers
No customer accounted for more than 10% of total revenues for the three and nine months ended September 30, 2026, and one customer accounted for 11% of total revenues for each of the three and nine months ended September 30, 2025.

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
(d)Equipment Purchase Commitments
Our future capital commitments consist of binding commitments under purchase orders for new compression units and equipment ordered but not received. As of September 30, 2026, we had binding commitments to purchase $198.6 million of additional compression units and $137.9 million of major components for manufacturing compression units, in total $336.5 million, of which $80.4 million is expected to be settled within the next 12 months.
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
Known material factors that could cause our actual results to differ from those represented within these forward-looking statements are described in Part I, Item 1A “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2025, filed on February 17, 2026 (our “2025 Annual Report”), as updated by Exhibit 99.1 to our current report on Form 8-K12B filed on July 6, 2026, Part II, Item 1A “Risk Factors” of this report, as well as our subsequent filings with the SEC. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:
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
Recent Developments
On January 12, 2026 (the “J-W Acquisition Date”), the Partnership and USA Compression Partners, LLC, a wholly owned subsidiary of the Partnership, completed the acquisition of J-W Energy Company (“J-W Energy”) and its subsidiary, J-W Power Company (“J-W Power”), pursuant to which USA Compression Partners, LLC purchased all of the issued and outstanding capital stock of J-W Energy from Westerman, Ltd. (the “J-W Power Acquisition”). The J-W Power Acquisition had an initial purchase price of $860.0 million, which after accounting for our common unit price and certain purchase price adjustments, resulted in an aggregate payment of approximately $911.6 million, consisting of (i) approximately $455.0 million in cash and (ii) 18,175,323 common units of the Partnership, which had a fair value of approximately $456.6 million on the J-W Acquisition Date, with the aggregate payment subject to customary post-closing price adjustments. Upon consummation of the J-W Power Acquisition, J-W Power and J-W Energy became consolidated subsidiaries of the Partnership.
In July 2026, certain of these customary post-closing price adjustments were made in connection with the J-W Power Acquisition, resulting in an aggregate $0.5 million purchase price reduction primarily related to the reduction in equity consideration. The purchase price reduction was fully allocated to inventory and goodwill.
The J-W Power Acquisition added approximately 0.8 million active horsepower and 1.0 million total horsepower to our fleet across key regions including the Northeast, Mid-Con, Rockies, Gulf Coast, Bakken and Permian Basin. Through the J-W Power Acquisition, we also acquired specialized manufacturing facilities that support certain of our internal compression requirements and those of third-party customers.
The results of operations of J-W Power and J-W Energy subsequent to the J-W Acquisition Date are reflected in our financial results of operations for the three and nine months ended September 30, 2026.
Operating Highlights
The following table summarizes certain horsepower and horsepower-utilization percentages for the periods presented and excludes certain gas-treating assets for which horsepower is not a relevant metric.

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2026	2025		2026	2025
Fleet horsepower (at period end) (1)	4,997,227	3,872,918	29.0%	4,997,227	3,872,918	29.0%
Total available horsepower (at period end) (2)	5,034,077	3,879,218	29.8%	5,034,077	3,879,218	29.8%
Revenue-generating horsepower (at period end) (3)	4,481,756	3,562,472	25.8%	4,481,756	3,562,472	25.8%
Average revenue-generating horsepower (4)	4,475,264	3,549,412	26.1%	4,453,797	3,552,674	25.4%
Average revenue per revenue-generating horsepower per month (5)	$23.14	$21.46	7.8%	$22.90	$21.28	7.6%
Revenue-generating compression units (at period end)	6,518	4,154	56.9%	6,518	4,154	56.9%
Average horsepower per revenue-generating compression unit (6)	688	853	(19.3)%	689	846	(18.6)%
Horsepower utilization (7):
At period end	92.3%	94.0%	(1.7)%	92.3%	94.0%	(1.7)%
Average for the period (8)	92.1%	94.0%	(1.9)%	92.0%	94.3%	(2.3)%
(1)Fleet horsepower is horsepower for compression units that have been delivered to us and excludes 8,280 and 14,985 of non-marketable horsepower as of September 30, 2026 and 2025, respectively. As of September 30, 2026, we had 155,000 large horsepower on order for delivery, of which 34,000 is expected to be delivered within the next 12 months.
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
(7)Horsepower utilization is calculated as (i) the sum of (a) revenue-generating horsepower, (b) horsepower in our fleet that is under contract but is not yet generating revenue, and (c) horsepower not yet in our fleet that is under contract but not yet generating revenue and that is expected to be delivered, divided by (ii) total available horsepower less idle horsepower that is under repair. Horsepower utilization based on revenue-generating horsepower and fleet horsepower as of September 30, 2026 and 2025, was 89.7% and 92.0%, respectively.
(8)Calculated as the average utilization for the months in the period based on utilization at the end of each month in the period. Average horsepower utilization based on revenue-generating horsepower and fleet horsepower for the three months ended September 30, 2026 and 2025 was 89.8% and 91.8%, respectively. Average horsepower utilization based on revenue-generating horsepower and fleet horsepower for the nine months ended September 30, 2026 and 2025 was 90.0% and 91.9%, respectively.
The 7.8% and 7.6% increases in average revenue per revenue-generating horsepower per month for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025, primarily were due to (i) a 4.7% increase in each period resulting from the addition of higher revenue per-revenue generating horsepower acquired in the J-W Power Acquisition and (ii) increases of 3.1% and 2.9%, respectively, attributable to higher market-based rates on newly deployed and redeployed compression units, and CPI-based and other market-based price increases on existing customer contracts that occur as market conditions permit.
The 56.9% increase in revenue-generating compression units and the 25.8% increase in revenue-generating horsepower at September 30, 2026 compared to September 30, 2025 primarily were due to the acquisition of approximately 2,070 revenue-generating compression units in the J-W Power Acquisition, with an additional increase due to the deployment of new and redeployment of previously idle compression units. These same factors were also primarily responsible for the 26.1% and 25.4% increases in average revenue-generating horsepower for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025.
The 29.0% increase in fleet horsepower and the 29.8% increase in total available horsepower for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025, primarily were due to the acquisition of approximately 1.0 million total horsepower in the J-W Power Acquisition.
The 19.3% and 18.6% decreases in average horsepower per revenue-generating compression unit for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, primarily were due to the inclusion of a higher proportion of mid-size horsepower compression units from the J-W Power Acquisition.
The decreases in horsepower utilization and horsepower utilization based on revenue-generating horsepower and fleet horsepower were due to the J-W Power Acquisition.

Financial Results of Operations
Three months ended September 30, 2026, compared to the three months ended September 30, 2025
The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2026	2025
Revenues:
Contract operations	$308,416	$227,990	35.3%
Parts and service	22,249	5,370	314.3%
Related party	26,526	16,896	57.0%
Total revenues	357,191	250,256	42.7%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	135,037	76,951	75.5%
Depreciation and amortization	89,051	71,222	25.0%
Selling, general, and administrative	30,952	16,694	85.4%
(Gain) loss on disposition of assets	(22)	830	*
Impairment of assets	—	622	*
Total costs and expenses	255,018	166,319	53.3%
Operating income	102,173	83,937	21.7%
Other income (expense):
Interest expense, net	(49,166)	(47,066)	4.5%
Other	1	24	(95.8)%
Total other expense	(49,165)	(47,042)	4.5%
Net income before income tax expense	53,008	36,895	43.7%
Income tax expense	5,659	2,407	135.1%
Net income	$47,349	$34,488	37.3%
*Not meaningful
Contract operations revenue. The $80.4 million increase in contract operations revenue for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily was due to a $70.8 million increase due to the J-W Power Acquisition with the remaining increase attributable to our operations outside of the J-W Power Acquisition, including (i) a 3.1% increase in average revenue per revenue-generating horsepower per month, which resulted from higher market-based rates on newly deployed and redeployed compression units and CPI-based and other market-based price increases on existing customer contracts that occur as market conditions permit and (ii) a 1.8% increase in average revenue-generating horsepower as a result of increased demand for our services, consistent with an overall increase in natural gas produced within the U.S. Contract operations revenue excludes $17.4 million and $14.8 million of related-party revenue for the three months ended September 30, 2026 and 2025, respectively.
Average revenue per revenue-generating horsepower per month associated with our compression services provided on a month-to-month basis did not differ significantly from the average revenue per revenue-generating horsepower per month associated with our compression services provided under contracts in their primary term during the period.
Parts and service revenue. The $16.9 million increase in parts and service revenue for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, was due to the additional revenue generated by the J-W Power Acquisition, including $15.1 million attributable to parts and service revenue earned on maintenance work performed on customer-owned equipment and $0.9 million attributable to manufacturing sales, and an increase of $0.9 million in maintenance work generated by our operations outside of the J-W Power Acquisition, which is performed on units outside the scope of our core maintenance activities and in directly reimbursable freight and crane charges that are the financial responsibility of the customers. Demand for retail parts and services fluctuates from period to period based on varying customer needs. Parts and service revenue excludes $9.1 million and $2.1 million of related-party revenue for the three months ended September 30, 2026 and 2025, respectively.

Related-party revenue. Related-party revenue was earned through related-party transactions that occur in the ordinary course of business with various affiliated entities of Energy Transfer. The $9.6 million increase in related-party revenue for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily due to an increase in manufacturing sales.
Cost of operations, exclusive of depreciation and amortization. The $58.1 million increase in cost of operations, exclusive of depreciation and amortization, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily was due to (i) a $50.1 million increase attributable to the J-W Power Acquisition, (ii) a $4.0 million increase in fluids expense, (iii) a $2.9 million increase in non-income taxes resulting from a prior year sales tax refund receipt in the prior period, (iv) a $1.1 million increase in vehicle fleet expenses related to higher fuel cost, repair, and insurance, and (v) a $1.0 million increase in direct labor costs due to increased operating headcount associated with increased average revenue-generating horsepower and higher employee costs, partially offset by (vi) a $1.5 million decrease in parts consumption.
Depreciation and amortization expense. The $17.8 million increase in depreciation and amortization expense for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily was due to (i) a $15.6 million increase from the J-W Power Acquisition, (ii) a $1.2 million increase from new compression unit acquisitions, and (iii) a $1.0 million increase from overhauls and major improvements to compression units.
Selling, general, and administrative expense. The $14.3 million increase in selling, general, and administrative expense for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily was due to (i) a $9.0 million increase related to the J-W Power Acquisition, (ii) a $2.3 million increase in outside services and professional fees, (iii) a $1.4 million increase in other indirect costs, (iv) a $0.7 million increase in unit-based compensation, (v) a $0.5 million increase in transaction expenses related to the J-W Power Acquisition, and (vi) a $0.4 million increase in administrative salaries and benefits.
Impairment of assets. There was no impairment of assets for the three months ended September 30, 2026.
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
As a result of our evaluation during the three months ended September 30, 2025 we retired five compression units with approximately 2,900 of aggregate horsepower that were previously used to provide compression services in our business.
Interest expense, net. The $2.1 million increase in interest expense, net for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily was due to higher aggregate borrowings.
Income tax expense. The $3.3 million increase in income tax expense for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily was related to additional taxes attributable to the J-W Power Acquisition. For additional information on income tax expense, see Note 7 to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this report for additional information.

Nine months ended September 30, 2026, compared to the nine months ended September 30, 2025
The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2026	2025
Revenues:
Contract operations	$906,782	$680,242	33.3%
Parts and service	66,256	16,971	290.4%
Related party	57,574	48,402	18.9%
Total revenues	1,030,612	745,615	38.2%
Costs and expenses:
Cost of operations, exclusive of depreciation and amortization	377,729	245,068	54.1%
Depreciation and amortization	265,268	212,456	24.9%
Selling, general, and administrative	95,204	48,452	96.5%
(Gain) loss on disposition of assets	(1,561)	2,194	*
Impairment of assets	4	7,509	*
Total costs and expenses	736,644	515,679	42.8%
Operating income	293,968	229,936	27.8%
Other income (expense):
Interest expense, net	(147,390)	(142,109)	3.7%
Loss on extinguishment of debt	(1)	—	*
Other	27	65	(58.5)%
Total other expense	(147,364)	(142,044)	3.7%
Net income before income tax expense	146,604	87,892	66.8%
Income tax expense	15,261	4,333	252.2%
Net income	$131,343	$83,559	57.2%
*Not meaningful
Contract operations revenue. The $226.5 million increase in contract operations revenue for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily was due to a $200.6 million increase due to the J-W Power Acquisition with the remaining increase attributable to our operations outside of the J-W Power Acquisition, including (i) a 2.9% increase in average revenue per revenue-generating horsepower per month as a result of higher market-based rates on newly deployed and redeployed compression units and CPI-based and other market-based price increases on existing customer contracts that occur as market conditions permit and (ii) a 1.3% increase in average revenue-generating horsepower as a result of increased demand for our services, consistent with an overall increase in natural gas produced within the U.S. Contract operations revenue excludes $47.9 million and $44.3 million of related-party revenue for the nine months ended September 30, 2026 and 2025, respectively.
Average revenue per revenue-generating horsepower per month associated with our compression services provided on a month-to-month basis did not differ significantly from the average revenue per revenue-generating horsepower per month associated with our compression services provided under contracts in their primary term during the period.
Parts and service revenue. The $49.3 million increase in parts and service revenue for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily was due to the additional revenue generated by the J-W Power Acquisition, including $37.8 million attributable to parts and service revenue earned on maintenance work performed on customer-owned equipment and $15.9 million attributable to manufacturing sales, partially offset by a decrease of $4.5 million in maintenance work attributable to our operations outside of the J-W Power Acquisition, which is performed on units outside the scope of our core maintenance activities and in directly reimbursable freight and crane charges that are the financial responsibility of the customers. Demand for retail parts and services fluctuates from period to period based on varying customer needs. Parts and service revenue excludes $9.7 million and $4.1 million of related-party revenue for the nine months ended September 30, 2026 and 2025, respectively.

Related-party revenue. Related-party revenue was earned through related-party transactions that occur in the ordinary course of business with various affiliated entities of Energy Transfer. The $9.1 million increase in related-party revenue for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily due to an increase in manufacturing sales.
Cost of operations, exclusive of depreciation and amortization. The $132.7 million increase in cost of operations, exclusive of depreciation and amortization, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily was due to (i) a $128.9 million increase attributable to the J-W Power Acquisition and (ii) an $11.0 million increase in direct labor costs due to increased operating headcount associated with increased average revenue-generating horsepower and higher employee costs, (iii) a $2.4 million increase in non-income taxes resulting from a prior year sales tax refund receipt in the prior period, and (iv) a $2.0 million increase in vehicle fleet expenses related to higher fuel cost, repair, and insurance, partially offset by (v) a $5.5 million decrease in part consumption, (vi) a $4.0 million decrease in retail parts and service expense that corresponds to a decrease in retail parts and service revenue attributable to our operations outside of the J-W Power Acquisition, (vii) a $1.2 million decrease in outside maintenance expense for third party services, and (viii) a $0.3 million decrease in fluids expense.
Depreciation and amortization expense. The $52.8 million increase in depreciation and amortization expense for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily was due to (i) a $45.4 million increase from the J-W Power Acquisition, (ii) a $4.5 million increase from overhauls and major improvements to compression units, and (iii) a $2.6 million increase from new compression unit acquisitions.
Selling, general, and administrative expense. The $46.8 million increase in selling, general, and administrative expense for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily was due to (i) a $27.3 million increase related to the J-W Power Acquisition, (ii) a $6.2 million increase in outside services and professional fees, (iii) a $5.0 million increase in transaction expenses related to the J-W Power Acquisition, (iv) a $3.6 million increase in unit-based compensation, (v) a $2.1 million increase in other indirect costs, and (vi) a $1.4 million increase in administrative salaries and related benefits.
Impairment of assets. The $4 thousand and $7.5 million impairments of assets for the nine months ended September 30, 2026 and 2025, respectively, primarily resulted from our evaluation of the future deployment of idle fleet under current market conditions. The primary circumstances supporting these impairments were: (i) unmarketability of certain compression units into the foreseeable future, (ii) excessive maintenance costs associated with certain fleet assets, and (iii) prohibitive retrofitting costs that likely would prevent certain compression units from securing customer acceptance. These compression units were written down to their estimated salvage values, if any.
As a result of our evaluations during the nine months ended September 30, 2026 and 2025, we retired 1 and 26 compression units, respectively, with approximately 335 and 19,000 aggregate horsepower, respectively, that previously were used to provide compression services in our business.
Interest expense, net. The $5.3 million increase in interest expense, net for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily was due to higher aggregate borrowings.
Income tax expense. The $10.9 million increase in income tax expense for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily was related to additional taxes attributable to the J-W Power Acquisition. For additional information on income tax expense, see Note 7 to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this report for additional information.

Other Financial Data
The following table summarizes other financial data for the periods presented (dollars in thousands):

Other Financial Data (1):	Three Months Ended September 30,				Increase (Decrease)	Nine Months Ended September 30,				Increase (Decrease)
	2026		2025			2026		2025
Gross margin	$133,103		$102,083		30.4%	$387,615		$288,091		34.5%
Adjusted gross margin	$222,154		$173,305		28.2%	$652,883		$500,547		30.4%
Adjusted gross margin percentage (2)	62.2%		69.3%		(7.1)%	63.3%		67.1%		(3.8)%
Adjusted EBITDA	$197,307		$160,265		23.1%	$579,126		$459,261		26.1%
Adjusted EBITDA percentage (2)	55.2%		64.0%		(8.8)%	56.2%		61.6%		(5.4)%
DCF	$127,149		$103,845		22.4%	$383,287		$282,466		35.7%
DCF Coverage Ratio	1.67	x	1.61	x	3.7%	1.68	x	1.48	x	13.5%
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
Gross margin. The $31.0 million increase in gross margin for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, was due to (i) a $106.9 million increase in revenues, partially offset by (ii) a $58.1 million increase in cost of operations, exclusive of depreciation and amortization, and (iii) a $17.8 million increase in depreciation and amortization.
The $99.5 million increase in gross margin for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was due to (i) a $285.0 million increase in revenues, partially offset by (ii) a $132.7 million increase in cost of operations, exclusive of depreciation and amortization, and (iii) a $52.8 million increase in depreciation and amortization.
Adjusted gross margin. The $48.8 million increase in Adjusted gross margin for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, was due to a $106.9 million increase in revenues offset by a $58.1 million increase in cost of operations, exclusive of depreciation and amortization.
The $152.3 million increase in Adjusted gross margin for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was due to a $285.0 million increase in revenues, partially offset by a $132.7 million increase in cost of operations, exclusive of depreciation and amortization.
Adjusted EBITDA. The $37.0 million increase in Adjusted EBITDA for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily was due to a $48.8 million increase in Adjusted gross margin, partially offset by a $15.4 million increase in selling, general, and administrative expenses, excluding unit-based compensation expense, transaction expenses, amortization of capitalized SaaS implementation costs, and severance charges and other employee costs.
The $119.9 million increase in Adjusted EBITDA for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily was due to a $152.3 million increase in Adjusted gross margin, partially offset by a $38.8 million increase in selling, general, and administrative expenses, excluding unit-based compensation expense, transaction expenses, amortization of capitalized SaaS implementation costs, and severance charges and other employee costs.
DCF. The $23.3 million increase in DCF for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily was due to (i) a $37.0 million increase in Adjusted EBITDA and (ii) a $2.0 million decrease in distributions on Preferred Units due to the conversion of the remaining Preferred Units into common units, partially offset by (iii) a $9.5 million increase in maintenance capital expenditures, (iv) a $2.4 million increase in cash interest expense, net, and (v) a $1.9 million increase in cash income tax expense.
The $100.8 million increase in DCF for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily was due to (i) a $119.9 million increase in Adjusted EBITDA and (ii) an $8.3 million decrease in distributions on Preferred Units due to the conversion of the remaining Preferred Units into common units, partially offset by

(iii) a $13.1 million increase in maintenance capital expenditures, (iv) a $6.3 million increase in cash interest expense, net, and (v) a $5.0 million increase in cash income tax expense, net.
DCF Coverage Ratio. The increase in DCF Coverage Ratio for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, was due to the increase in DCF for the period offset by increased common unitholder distributions primarily due to (i) the conversion of the remaining Preferred Units into common units and (ii) the issuance of common units pursuant to the J-W Power Acquisition.
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
We classify capital expenditures as maintenance or expansion on an individual-asset basis. Over the long term, we expect that our maintenance capital expenditure requirements will continue to increase as the overall size and age of our fleet increases. Our aggregate maintenance capital expenditures for the nine months ended September 30, 2026 and 2025, were $44.7 million and $31.6 million, respectively. We currently plan to spend between $60.0 million and $70.0 million in maintenance capital expenditures for the year 2026, including parts consumed from inventory.
Without giving effect to any equipment that we may acquire pursuant to any future acquisitions, we currently plan to spend between $230.0 million and $250.0 million in expansion capital expenditures for the year 2026. Our expansion capital expenditures for the nine months ended September 30, 2026 and 2025, were $160.9 million and $77.6 million, respectively.
As of September 30, 2026, we had binding commitments to purchase $198.6 million of additional compression units and $137.9 million of major components for manufacturing compression units, in total $336.5 million, of which $80.4 million is expected to be settled within the next 12 months.
As of September 30, 2026, other commitments include operating and finance lease payments totaling $23.6 million, of which we expect to make payments of $5.6 million in the next twelve months.
During the nine months ended September 30, 2026, the Partnership reclassified $62.7 million of heavy equipment inventory, such as engines, compressor frames, coolers, and cylinders, from inventory to fixed assets. The intended use of the assets changed from sale to third parties to internal use for fixed assets.

Cash Flows
The following table summarizes our sources and uses of cash for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$349,509	$254,774
Net cash used in investing activities	(607,410)	(63,776)
Net cash provided by (used in) financing activities	261,441	(191,012)
Net cash provided by operating activities. The $94.7 million increase in net cash provided by operating activities for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily was due to (i) a $98.5 million increase in net income excluding non-cash charges and (ii) a $12.5 million decrease in interest payments, partially offset by (iii) a $10.8 million increase in working capital and (iv) a $5.5 million increase in inventory purchases.
Net cash used in investing activities. The $543.6 million increase in net cash used in investing activities for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was primarily due to (i) $444.6 million in cash paid, net of cash acquired, in connection with the J-W Power Acquisition and (ii) a $99.6 million increase in capital expenditures for purchases of new compression units, overhauls and major improvements, and purchases of other equipment, partially offset by (iii) a $1.5 million increase in insurance recovery proceeds.
Net cash provided by (used in) financing activities. The $452.5 million increase in net cash provided by financing activities for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily was due to (i) a $606.8 million increase in net borrowings under the Credit Agreement, which was primarily used for the J-W Power Acquisition, (ii) a $10.7 million decrease in Preferred Unit distributions, (iii) a $9.4 million decrease in financing costs and (iv) a $5.9 million decrease in cash paid related to the net settlement of unit-based awards, partially offset by (v) a $150.0 million decrease in proceeds from issuance of senior notes and (vi) a $30.3 million increase in common unit distributions.
Revolving Credit Facility
As of September 30, 2026, we had outstanding borrowings under the Credit Agreement of $684.5 million and, after accounting for outstanding letters of credit in the amount of $2.0 million, $1.06 billion of remaining unused availability, all of which was available to be drawn, inclusive of restrictions related to compliance with applicable financial covenants. As of September 30, 2026, we were in compliance with all of our covenants under the Credit Agreement.
As of October 30, 2026, we had outstanding borrowings under the Credit Agreement of $715.0 million and outstanding letters of credit of $2.0 million.
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
Senior Notes
As of September 30, 2026, we had $1.0 billion, $750.0 million, and $600 million aggregate principal amount outstanding on our Senior Notes 2029, Senior Notes 2033, and Senior Notes 2035, respectively.
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
The Senior Notes 2035 are due on April 1, 2035, and accrue interest at the rate of 6.750% per year. Interest on the Senior Notes 2035 is payable semi-annually in arrears on each of April 1 and October 1, commencing on April 1, 2027.
For more detailed descriptions of the Senior Notes 2029, Senior Notes 2033, and Senior Notes 2035, see Note 8 to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this report and Note 10 to the consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” included in our 2025 Annual Report.
DRIP
During the nine months ended September 30, 2026, distributions of $143 thousand were reinvested under the DRIP resulting in the issuance of 5,448 common units. Such distributions are treated as non-cash transactions in the accompanying unaudited condensed consolidated statements of cash flows included under Part I, Item 1 “Financial Statements” of this report.
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

The following table reconciles Adjusted gross margin to gross margin, its most directly comparable GAAP financial measure, for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total revenues	$357,191	$250,256	$1,030,612	$745,615
Cost of operations, exclusive of depreciation and amortization	(135,037)	(76,951)	(377,729)	(245,068)
Depreciation and amortization	(89,051)	(71,222)	(265,268)	(212,456)
Gross margin	$133,103	$102,083	$387,615	$288,091
Depreciation and amortization	89,051	71,222	265,268	212,456
Adjusted gross margin	$222,154	$173,305	$652,883	$500,547
Adjusted EBITDA
We define EBITDA as net income (loss) before interest expense, net, depreciation and amortization, and income tax expense (benefit). We define Adjusted EBITDA as EBITDA plus unit-based compensation expense (benefit), certain transaction expenses, severance charges and other employee costs, inventory fair value step-up expense, loss (gain) on disposition of assets, loss on extinguishment of debt, amortization of capitalized SaaS implementation costs, impairment of assets, impairment of goodwill, loss (gain) on derivative instrument, interest income on capital leases, and other. We view Adjusted EBITDA as one of management’s primary tools for evaluating our results of operations, and we track this item on a monthly basis as an absolute amount and as a percentage of revenue compared to the prior month, year-to-date, prior year, and budget. Adjusted EBITDA is used as a supplemental financial measure by our management and external users of our financial statements, such as investors and commercial banks, to assess:
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
Because we use capital assets, depreciation, impairment of assets, loss (gain) on disposition of assets, and the interest cost of acquiring compression equipment also are necessary elements of our aggregate costs. Unit-based compensation expense (benefit) related to equity awards granted to employees also is a meaningful business expense. Therefore, measures that exclude these cost elements have material limitations. To compensate for these limitations, we believe that it is important to consider net income (loss) and net cash provided by operating activities as determined under GAAP, as well as Adjusted EBITDA, to evaluate our financial performance and liquidity. Our Adjusted EBITDA excludes some, but not all, items that affect net income (loss) and net cash provided by operating activities, and these excluded items may vary among companies. Management compensates for the limitations of Adjusted EBITDA as an analytical tool by reviewing comparable GAAP measures, understanding the differences between the measures, and incorporating this knowledge into their decision making.

The following table reconciles Adjusted EBITDA to net income and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$47,349	$34,488	$131,343	$83,559
Interest expense, net	49,166	47,066	147,390	142,109
Depreciation and amortization	89,051	71,222	265,268	212,456
Income tax expense	5,659	2,407	15,261	4,333
EBITDA	$191,225	$155,183	$559,262	$442,457
Unit-based compensation expense (1)	1,549	1,167	5,562	2,815
Transaction expenses (2)	776	—	5,585	—
Severance charges and other employee costs (3)	1,016	2,463	6,796	4,286
Inventory fair value step-up expense	2,334	—	2,334	—
(Gain) loss on disposition of assets	(22)	830	(1,561)	2,194
Loss on extinguishment of debt	—	—	1	—
Amortization of capitalized SaaS implementation costs	429	—	1,143	—
Impairment of assets (4)	—	622	4	7,509
Adjusted EBITDA	$197,307	$160,265	$579,126	$459,261
Interest expense, net	(49,166)	(47,066)	(147,390)	(142,109)
Non-cash interest expense	1,882	2,133	5,554	6,605
Income tax expense	(5,659)	(2,407)	(15,261)	(4,333)
Non-cash income tax expense (benefit)	1,309	(16)	5,959	30
Transaction expenses	(776)	—	(5,585)	—
Severance charges and other employee costs	(1,016)	(2,463)	(6,796)	(4,286)
Inventory fair value step-up expense	(2,334)	—	(2,334)	—
Other	—	—	398	—
Changes in operating assets and liabilities	(23,825)	(34,567)	(64,162)	(60,394)
Net cash provided by operating activities	$117,722	$75,879	$349,509	$254,774
(1)For the three and nine months ended September 30, 2026, unit-based compensation expense included $0.1 million and $0.4 million, respectively, of cash payments related to quarterly payments of DERs on outstanding phantom unit awards. For the three and nine months ended September 30, 2025, unit-based compensation expense included $0.4 million and $1.6 million, respectively, of cash payments related to quarterly payments of DERs on outstanding unit awards. The nine months ended September 30, 2025 also reflected a $2.1 million reversal of unit-based compensation expense resulting from the forfeiture of certain awards by certain former senior management.
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
(3)Severance charges and other employee costs include (i) severance payments to former employees of the Partnership, (ii) retention payments to employees of the Partnership that have executed agreements to maintain operations during the shared services or the J-W Power Acquisition integration but do not intend to remain employed with the Partnership after their retention period, and (iii) relocation payments to employees of the Partnership for relocation resulting from the shared services integration and the relocation of the Partnership’s headquarters to Dallas, Texas. These retention payments are incremental to the affected employees’ base pay.
For the three and nine months ended September 30, 2026, severance charges and other employee costs included $30 thousand and $1.6 million related to retention payments, and $0.8 million and $1.1 million related to relocation payments, respectively.
For the three and nine months ended September 30, 2025, severance charges and other employee costs included $0.1 million and $0.4 million related to retention payments, and $0.3 million and $0.6 million related to relocation payments, respectively.

(4)Represents non-cash charges incurred to decrease the carrying value of long-lived assets with recorded values that are not expected to be recovered through future cash flows.
Distributable Cash Flow
We define DCF as net income (loss) plus non-cash interest expense, depreciation and amortization, non-cash income tax expense (benefit), unit-based compensation expense (benefit), certain transaction expenses, severance charges and other employee costs, inventory fair value step-up expense, loss (gain) on disposition of assets, loss on extinguishment of debt, amortization of capitalized SaaS implementation costs, impairment of assets, impairment of goodwill, change in fair value of derivative instrument, proceeds from insurance recovery, and other, less distributions on Preferred Units and maintenance capital expenditures.
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
Because we use capital assets, depreciation, impairment of assets, loss (gain) on disposition of assets, the interest cost of acquiring compression equipment, and maintenance capital expenditures are necessary components of our aggregate costs. Unit-based compensation expense (benefit) related to equity awards granted to employees also is a meaningful business expense. Therefore, measures that exclude these cost elements have material limitations. To compensate for these limitations, we believe that it is important to consider net income (loss) and net cash provided by operating activities as determined under GAAP, as well as DCF, to evaluate our financial performance and liquidity. Our DCF excludes some, but not all, items that affect net income (loss) and net cash provided by operating activities, and these excluded items may vary among companies. Management compensates for the limitations of DCF as an analytical tool by reviewing comparable GAAP measures, understanding the differences between the measures, and incorporating this knowledge into their decision making.

The following table reconciles DCF to net income and net cash provided by operating activities, its most directly comparable GAAP financial measures, for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$47,349	$34,488	$131,343	$83,559
Non-cash interest expense	1,882	2,133	5,554	6,605
Depreciation and amortization	89,051	71,222	265,268	212,456
Non-cash income tax expense (benefit)	1,309	(16)	5,959	30
Unit-based compensation expense (1)	1,549	1,167	5,562	2,815
Transaction expenses (2)	776	—	5,585	—
Severance charges and other employee costs (3)	1,016	2,463	6,796	4,286
Inventory fair value step-up expense	2,334	—	2,334	—
(Gain) loss on disposition of assets	(22)	830	(1,561)	2,194
Loss on extinguishment of debt	—	—	1	—
Amortization of capitalized SaaS implementation costs	429	—	1,143	—
Impairment of assets (4)	—	622	4	7,509
Other (5)	—	1,876	—	2,876
Distributions on Preferred Units	—	(1,950)	—	(8,288)
Maintenance capital expenditures (6)	(18,524)	(8,990)	(44,701)	(31,576)
DCF	$127,149	$103,845	$383,287	$282,466
Transaction expenses	(776)	—	(5,585)	—
Severance charges and other employee costs	(1,016)	(2,463)	(6,796)	(4,286)
Inventory fair value step-up expense	(2,334)	—	(2,334)	—
Other	—	(1,876)	398	(2,876)
Distributions on Preferred Units	—	1,950	—	8,288
Maintenance capital expenditures	18,524	8,990	44,701	31,576
Changes in operating assets and liabilities	(23,825)	(34,567)	(64,162)	(60,394)
Net cash provided by operating activities	$117,722	$75,879	$349,509	$254,774
(1)For the three and nine months ended September 30, 2026, unit-based compensation expense included $0.1 million and $0.4 million, respectively, of cash payments related to quarterly payments of DERs on outstanding phantom unit awards. For the three and nine months ended September 30, 2025, unit-based compensation expense included $0.4 million and $1.6 million, respectively, of cash payments related to quarterly payments of DERs on outstanding unit awards. The nine months ended September 30, 2025 also reflected a $2.1 million reversal of unit-based compensation expense resulting from the forfeiture of certain awards by certain former senior management.
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
(3)Severance charges and other employee costs include (i) severance payments to former employees of the Partnership, (ii) retention payments to employees of the Partnership that have executed agreements to maintain operations during the shared services or the J-W Power Acquisition integration but do not intend to remain employed with the Partnership after their retention period, and (iii) relocation payments to employees of the Partnership for relocation resulting from the shared services integration and the relocation of the Partnership’s headquarters to Dallas, Texas. These retention payments are incremental to the affected employees’ base pay.
For the three and nine months ended September 30, 2026, severance charges and other employee costs included $30 thousand and $1.6 million related to retention payments, and $0.8 million and $1.1 million related to relocation payments, respectively.
For the three and nine months ended September 30, 2025, severance charges and other employee costs included $0.1 million and $0.4 million related to retention payments, and $0.3 million and $0.6 million related to relocation payments, respectively.

(4)Represents non-cash charges incurred to decrease the carrying value of long-lived assets with recorded values that are not expected to be recovered through future cash flows.
(5)Represents incremental cash income tax expense accrued for the periods presented as a result of the IRS examination of our tax returns for the federal tax years 2019 and 2020.
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
The following table summarizes our DCF Coverage Ratio for the periods presented (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
DCF	$127,149		$103,845		$383,287		$282,466

Distributions for DCF Coverage Ratio (1)	$76,096		$64,410		$228,301		$190,550

DCF Coverage Ratio	1.67	x	1.61	x	1.68	x	1.48	x
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
Fair Value Estimates in Business Combination Accounting and Impairment of Long-Lived Assets, Goodwill, and Intangible Assets. Business combination accounting and quantitative impairment testing are required from time to time due to the occurrence of events, changes in circumstances, or annual testing requirements. For business combinations, assets and liabilities are required to be recorded at estimated fair value in connection with the initial recognition of the transaction. For impairment testing, long-lived assets are required to be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Goodwill and intangibles with indefinite lives must be tested for impairment annually or more frequently if events or changes in circumstances indicate that the related asset might be impaired. An impairment loss should be recognized only if the carrying amount of the asset/reporting unit is not recoverable and exceeds its fair value. Calculating the fair value of assets or reporting units in connection with business combination accounting or impairment testing requires management to make several estimates, assumptions and judgments, and in some circumstances management may also utilize third-party specialists to assist and advise on those calculations.
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
The Partnership determines the fair value of our assets using the discounted cash flow method, the guideline company method, or a weighted combination of these methods. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include revenue growth rates, operating margins, weighted average costs of capital and future market conditions, among others. The Partnership believes the estimates and assumptions used in our impairment assessments are reasonable and based on available market information, but variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated. Under the discounted cash flow method, the Partnership determines fair value based on estimated future cash flows of a reporting unit including estimates for capital expenditures, discounted to present value using the risk-adjusted industry rate, which reflects the overall level of inherent risk of the reporting unit. Cash flow projections are derived from one year budgeted amounts plus an estimate of later period cash flows, all of which are determined by management. Subsequent period cash flows are developed using growth rates that management believes are reasonably likely to occur. Under the guideline company method, the Partnership determines the estimated fair value of a reporting unit by applying valuation multiples of comparable publicly traded companies to the reporting unit’s projected EBITDA and then averaging that estimate with similar historical calculations using a three year average. In addition, the Partnership estimates a reasonable control premium representing the incremental value that accrues to the majority owner from the opportunity to dictate the strategic and operational actions of the business.
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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to any natural gas or crude oil in connection with our rendered services, and accordingly, we do not bear direct exposure to fluctuating commodity prices. However, the demand for our compression services depends on the continued demand for, and production of, natural gas and crude oil. Sustained low natural gas or crude oil prices over the long term could result in a decline in the production of natural gas or crude oil, which could result in reduced demand for our compression services. We do not intend to hedge our indirect exposure to fluctuating commodity prices. A one percent decrease in average revenue-generating horsepower during the nine months ended September 30, 2026 would result in an annual decrease of approximately $12.2 million and $7.7 million in our revenue and Adjusted gross margin, respectively. Adjusted gross margin is a non-GAAP financial measure. For a reconciliation of Adjusted gross margin to gross margin, its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” of this report.
Interest Rate Risk
We are exposed to market risk due to variable interest rates under the Credit Agreement.
As of September 30, 2026, we had $684.5 million of variable-rate indebtedness outstanding at a weighted-average interest rate of 5.64%. Based on our September 30, 2026 variable-rate indebtedness outstanding, a one percent increase or decrease, respectively, in the effective interest rate would result in an annual increase or decrease, respectively, in our interest expense of approximately $6.8 million.
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

ITEM 4.    Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2026, at the reasonable assurance level.
On January 12, 2026, we completed the J-W Power Acquisition. The scope of management’s assessment of the effectiveness of our disclosure controls and procedures as of September 30, 2026 did not include the disclosure controls and procedures, to the extent they are subsumed by internal control over financial reporting, of J-W Power and J-W Energy as permitted by SEC guidance that an assessment of internal control over financial reporting specific to a recently acquired business may be omitted from the scope of management’s assessment for one year from the date of acquisition. J-W Power and J-W Energy represented approximately 21% of our consolidated assets as of September 30, 2026 and approximately 26% and 25% of our consolidated revenue for the three and nine months ended September 30, 2026, respectively.
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
The Texas Stock Exchange (“TXSE”) does not require a publicly traded partnership like us to comply with certain of its corporate governance requirements.
Our common units are listed on the TXSE. Because we are a publicly traded partnership, the TXSE does not require us to have a majority of independent directors on our board of directors, or to establish a compensation committee, or a nominating and corporate governance committee. The TXSE also excludes limited partnerships from a number of its other corporate governance requirements applicable to certain other entities. Accordingly, unitholders do not have the same protections afforded to investors in certain corporations that are subject to all of the TXSE corporate governance requirements.

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
3.2
Agreement of Limited Partnership of USA Compression Partners, LP (incorporated by reference to Exhibit 3.2 to the Partnership’s Current Report on Form 8-K12B (File No. 001-35779) filed on July 6, 2026)

3.3
Amendment No. 1, dated as of October 1, 2026, to the Agreement of Limited Partnership of USA Compression Partners, LP, dated as of July 6, 2026 (incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on October 5, 2026)

4.1
Indenture, dated as of September 18, 2026, by and among USA Compression Partners, LP, USA Compression Finance Corp., the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on September 24, 2026)

4.2	Form of 6.750% Senior Note due 2035 (incorporated by reference to Exhibit 4.2 to the Partnership’s Current Report on Form 8-K (File No. 001-35779) filed on September 24, 2026)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*
The following materials from USA Compression Partners, LP’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) our unaudited condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, (ii) our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025, (iii) our unaudited condensed consolidated statements of changes in partners’ capital (deficit) for the nine months ended September 30, 2026 and 2025, (iv) our unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025, and (v) the related notes to our unaudited condensed consolidated financial statements.

104*	The cover page from this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026, formatted in Inline XBRL (included with Exhibit 101.1)
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

USA COMPRESSION PARTNERS, LP

		By:	USA Compression GP, LLC its General Partner

Date:	November 4, 2026	By:	/s/ Christopher M. Paulsen
Christopher M. Paulsen
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

		By:	/s/ Julie A. McEwen
Julie A. McEwen
Vice President and Controller (Principal Accounting Officer)